Form 10-K
period 2013-12-31
AP Gaming Holdco, Inc.
filed 2014-03-31
CIK 1593548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from                          to                          .
Commission file number 000-55119

AP GAMING HOLDCO, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-3698600
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6680 Amelia Earhart Court Las Vegas, NV 89119
(Address of principal executive offices) (Zip Code)
(702) 722-6700
(Registrant’s telephone number, including area code)

Securities to be registered pursuant to Section 12(b) of the Act: None
Securities to be registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐     No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐     No  ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Neither the registrant’s voting common stock nor its non-voting common stock are publicly traded, and accordingly have no market value as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter. As of March 24, 2014, there were 10,000,000 shares of the Registrant’s common stock, $.01 par value per share, outstanding.

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements.” Forward-looking statements include any statements that address future results or occurrences. In some cases you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “would,” “should,” “could” or the negatives thereof. Generally, the words “anticipate,” “believe,” “continue,” “expect,” “intend,” “estimate,” “project,” “plan” and similar expressions identify forward-looking statements. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this Annual Report on Form 10-K in Item 1. “Business,” Item 1A. “Risk Factors” and Item 2. “Financial Information—Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements include statements that are not historical facts, including statements concerning our possible or assumed future actions and business strategies.
We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, which could cause our actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

•	our ability to develop and manage frequent introductions of innovative products;

•
changing economic conditions and other factors that adversely affect the casino and gaming industry, the play levels of our participation games, product sales and our ability to collect outstanding receivables from our customers;

•	the effect of our substantial indebtedness on our ability to raise additional capital to fund our operations, react to changes in the economy or our industry and make debt service payments;

•	changes in player and operator preferences in participation games, which may adversely affect demand for our products;

•	increased competition in the gaming industry;

•
changing regulations, new interpretations of existing laws, or delays in obtaining or maintaining required licenses or approvals, which may affect our ability to operate in existing markets or expand into new jurisdictions;

•	changes in the regulatory scheme governing tribal gaming impacting our games and Native American customers, which could adversely affect revenues;

•	legal and regulatory uncertainties of gaming markets, including, without limitation, the ability to enforce contractual rights on Native American land;

•	legislation in states and other jurisdictions which may amend or repeal existing gaming legislation;

•	decreases in our revenue share percentage in our participation agreements with customers;

•	slow growth in the establishment of new gaming jurisdictions, declines in the rate of replacement of existing gaming machines and ownership changes and consolidation in the casino industry;

•	our ability to realize satisfactory returns on money lent to new and existing customers to develop or expand gaming facilities or to acquire gaming positions in gaming facilities;

•
adverse local economic, regulatory or licensing changes in Oklahoma, the state in which the majority of our revenue has been derived, or material decreases in our revenue with our largest customer, which comprised approximately 34% of our gaming revenue for the fiscal year ended December 31, 2013;

•	inability to protect or enforce our intellectual property;

•	future claims of litigation or intellectual property infringement or invalidity, and adverse outcomes of those claims;

•	failure to attract, retain and motivate key employees;

•	the security and integrity of our systems and products;

•	losses due to technical problems or fraudulent activities related to our gaming machines and online operations;

•	product defects which could damage our reputation and our results of operations;

•	quarterly fluctuation of our business;

•	certain restrictive open source licenses requiring us to make the source code of some of our products available to third parties and potentially granting third parties certain rights to the software;

•	recently introduced or proposed smoking bans on smoking at our facilities that may adversely affect our operations;

•
upon receipt of all required governmental approvals, AP Gaming VoteCo, LLC will be the sole holder of our voting common stock, par value $0.01 per share (“Common Stock”) and may have conflicts of interest with us in the future or interests that differ from the interests of holders of our non-voting common stock;

•	failure of our suppliers to meet our performance and quality standards or requirements could result in additional costs or loss of customers;

•	risks related to casino operations which are conducted at the discretion of our customers;

•	risks related to operations in foreign countries and outside of traditional U.S. jurisdictions; and

•	the other factors discussed under Item 1A. “Risk Factors.”
Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements are made only as of the date of this Annual Report. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments unless required by federal securities law. New factors emerge from time to time, and it is not possible for us to predict all such factors.

PART I
ITEM 1. BUSINESS.
Unless the context indicates otherwise, or unless specifically stated otherwise, references to the “Company”, “AP Gaming”, “Successor”, “we,” “our” and “us” refer to AP Gaming Holdco Inc. and its consolidated subsidiaries, including AGS Capital, LLC (“AGS Capital”) and AGS, LLC.
Overview
We are a leading designer and manufacturer of Class II gaming machines for the Native American gaming market with an emerging presence in a broad range of commercial markets in the United States. As of December 31, 2013, we had 8,563 gaming machines in 184 gaming facilities in 19 U.S. states, with 154 gaming facilities under revenue sharing agreements and 30 facilities under daily fixed fee agreements. The majority of our systems are used by Native American gaming operators in both Class II and Class III environments, with a recent expansion into the Illinois video gaming terminal, or VGT, market. Our products include electronic gaming machines, server-based systems and back-office systems that are used by casinos and other gaming locations.
We currently derive substantially all of our gaming revenues from lease agreements whereby we place gaming machines and systems at a customer’s facility in return for either a share of the revenues that these games and systems generate or a daily fee, which we collectively refer to as “participation agreements” and as our “participation model.” For the year ended December 31, 2013, approximately 97% of our total revenue was recurring, generated from participation agreements and other licensing fees. We believe that our participation model provides our customers with distinct advantages. By leasing our gaming machines to customers, we enable our customers to introduce new games in their facilities with minimal cost and financial risk. Additionally, the participation model directly aligns our interests with our customers through a shared dependence on the games’ performance. We successfully grew our domestic installed base of participation gaming machines every year from 2003 to December 31, 2013, and we remain highly focused on continuing to expand our domestic installed base of participation gaming machines in both our current and new markets. We have also substantially increased the number of markets in which we have participation gaming machines, from four U.S. states in 2006 to 19 U.S. states as of December 31, 2013. We also have historically generated revenue from the sale of gaming machines and systems. We expect gaming machine sales and systems sales to continue to play a role in our business and complement our core participation model as we expand into new gaming markets.
Our focus has been in the Native American segment of the gaming market, particularly Class II gaming, with 5,789 Class II machines installed in over 97 facilities across eight states. We also believe that we have a strong market position within Class II games in Oklahoma. The Oklahoma Native American gaming market is the third largest gaming market in the United States, with gaming revenues of approximately $3.8 billion in 2012, according to the Oklahoma Indian Gaming Association. From 2004 to 2012, we nearly doubled our installed base of Class II machines and increased our Class II market share from 9.7% to 20.4%. Unlike Class III gaming, which requires a compact with the state, Native American tribes have the authority to operate an unlimited number of Class II games without executing a compact so long as the states permit bingo-style gaming. Class II games are an attractive option for Native American tribes because, among other things:

•	revenue from Class II gaming is not shared with the state;

•	there are no limits on the number of Class II gaming machines that may be operated in any one facility; and

•
a strong Class II offering improves a tribe’s position when negotiating a Class III compact and the related taxes it pays to the respective state, as it lessens the tribe’s reliance on Class III games.

We have significant technical expertise in catering to local tastes within fragmented markets and are thus positioned to be a leading supplier of Class III machines to Illinois’ recently regulated route-based market. The Illinois route-based market is the result of the Illinois Video Gaming Act, which legalizes licensed liquor businesses to have up to five gaming terminals in locations such as bars, restaurants, truck stops, and fraternal and veterans’ organizations. The video gaming terminals in these establishments are operated by route operators who generally have games in multiple locations. We provide the games to the route operators through a lease. In order to maximize operator and location revenue, we developed a new multi-game terminal called Gambler’s Choice, which is offered with a portfolio of games that are well-suited to player preferences for the route operated segment. We are also working in conjunction with select route operators to acquire and consolidate undercapitalized routes across Illinois in exchange for long-term contractual rights to provide our gaming machines at a fixed daily fee. As of December 31, 2013, we had 1,174 terminals operating in Illinois.

Class III markets represent a large untapped opportunity for us. Over the last three years, we have aggressively secured licenses in key commercial markets. As a result of our investments, we have more than tripled our addressable markets to 776 casinos and 614,000 gaming machines. We recently placed Class III units in Nevada and Louisiana and expect to commence placement of Class III gaming machines in New Jersey and Mississippi in the near term. Our key initiatives for the Class III market include (i) building a proprietary platform to enable us to develop customized product solutions and (ii) developing unique game concepts (such as the It Pays to Know series of games, pachinko-based topper games such as Caribbean Pearls, and engaging games with strong player appeal such as Blackbeard’s Treasure). We intend to focus on niche placements of these and other premium games to drive growth. As of December 31, 2013, we have successfully placed our gaming machines in 23 casinos with an average of 57 games per location (excluding Oklahoma).
We have leveraged our leadership position in Class II content, our flexible technology platform that offers titles in both Class II and Class III formats, and our strong customer relationships to penetrate our core markets. Under our participation model, customers rely on us to select the mix of titles, maintain and service the equipment, and oversee promotional efforts for our titles. These dynamics foster strong long-term customer relationships, as demonstrated by the fact that our top ten participation model customers have been with us for an average of over eight years. In addition, our customer location retention rate as of December 31, 2013, was 96%.
Within Native American and other segments of the gaming industry, we focus on providing content for the local player. We believe that locals-oriented markets have greater consistency and visibility in performance than larger destination markets and have strong growth characteristics. Based on our internal research, we believe local players visit casinos with high frequency and demonstrate strong loyalty to gaming titles. Locals-oriented markets have proven to be more resilient during economic downturns, and we believe we are well-positioned to benefit from gaming expansion as states with recently passed legislation such as Florida, Illinois, Maryland, Massachusetts, Ohio and Pennsylvania continue to legalize various forms of gaming. We believe our understanding of these locals-oriented markets, early focus on new market opportunities and market-specific strategies and products distinguish us from many of our competitors.
We have built a strong management team and increased our product development capability in order to capitalize on our attractive market position and growth opportunities in our current and new markets. In addition, we have significantly increased our pipeline of new titles through continued investment in internal content development capabilities and increased efforts on leveraging third-party developers. We believe our expanded content library consisting of our core and new titles will allow us to drive incremental revenue from our domestic installed base of 8,563 gaming machines, gain additional placements in our current markets and penetrate new markets.
Business Strategy
We have invested and expect to continue to invest in new business strategies, products, services and technologies. We intend to pursue the following strategies as part of our overall business strategy:

•
Continue to expand our library of proprietary content. We will continue our focused efforts to develop games, both internally and through partnerships with third parties, tailored to our target markets. Investments in expanding our content have created a new title pipeline of 28 games that we released in 2013 (22 of which were developed internally), which equals the 28 titles we brought to market from 2002 to 2010 combined. Our proprietary game library grew from nine active titles in 2011 to 87 active titles at the end of 2013.

•
Improve yield on existing customer installed base by managing title mix. We believe that more effective management of the title mix across our domestic installed base of 8,563 participation gaming machines in 169 gaming facilities represents an opportunity to generate incremental earnings growth without requiring growth in our domestic installed base of participation gaming machines. In addition, we expect improved game performance will likely drive incremental gaming machine placements within our customers’ facilities.

•
Develop niche products for expansion into traditional gaming markets. With 979 casinos in 41 U.S. states as of December 31, 2013, and the replacement cycle on equipment at a cyclical low, we believe the market potential for new games is favorable. We will target the introduction of a small number of niche participation gaming machines to a large number of casinos. As of December 31, 2013, we are licensed to operate in 24 U.S. states, containing approximately 776 casinos in the aggregate.

•
Execute on contracted Illinois VGT rollout. We have significant technical expertise in catering to the local tastes within fragmented markets and are positioned to be one of the leading suppliers to Illinois’ recently regulated route gaming market. To target this nascent route-based market, we have developed new products and features, including games, titles and bonus features specifically for the Illinois VGT market and a statewide player reward program.

•
Continue expansion into Class III markets and increase penetration in Class II markets. We have a foothold of 1,600 Class III recurring revenue placements (excluding Illinois), and we plan to continue expanding in this market. Utilizing new, recently-issued gaming licenses, we expect to begin placing and selling Class III products in five new jurisdictions (Nevada, Mississippi, Louisiana, New Jersey and Connecticut). We also anticipate growing our presence in Class III markets where we currently operate, such as Oklahoma, Florida and California, by placing additional content from our expanding library of games in these states. In addition, we believe that our existing core Class II product offering is among the strongest in the industry today. We expect to continue gaining market share in existing Class II jurisdictions and are focused on penetrating newly licensed jurisdictions.

Company History
The Acquisition
We are a Delaware corporation that was formed in August 2013 to acquire, through an indirect wholly owned subsidiary of the Company, 100% of the equity in AGS Capital, LLC (“AGS Capital”, “Predecessor”) from AGS Holdings, LLC (“AGS Holdings”).
On September 16, 2013, AGS Holdings, LLC, AGS Capital and AP Gaming Acquisition, LLC (“AP Gaming Acquisition”), an indirect wholly owned subsidiary of the Company and an affiliate of Apollo Global Management, LLC (“Apollo”), entered into an Equity Purchase Agreement (as subsequently amended and restated on December 3, 2013, the “Acquisition Agreement”). The Acquisition Agreement provided for the purchase of 100% of the equity of AGS Capital from AGS Holdings (the “Acquisition”) by AP Gaming Acquisition for an aggregate purchase price of approximately $220.5 million. The Acquisition was consummated on December 20, 2013 (the “Closing Date”).
The Acquisition was financed in part by the Senior Secured Credit Facilities (as defined herein), which are comprised of the $155 million Term Facility and the $25 million Revolving Facility (each, as defined herein). AP Gaming I, LLC, an indirect wholly owned subsidiary of AP Gaming, is the borrower of the Senior Secured Credit Facilities, which are guaranteed by AP Gaming Holdings, LLC (“AP Gaming Holdings”), AP Gaming I, LLC’s direct parent company, and each of AP Gaming I, LLC’s direct and indirect material wholly owned domestic subsidiaries including AGS Capital.
Predecessor History
In September 2005, AGS, LLC (“AGS”), a direct wholly owned subsidiary of AGS Capital, LLC, acquired Clapper Enterprises, Inc. and Worldwide Game Technology Corp., collectively referred to as CEI. Prior to 2002, CEI focused on the Class II market, utilizing new game and system software provided through its partnership with Bluberi. CEI’s primary market was Oklahoma, which was a non-compacted, Class II-only Native American market at this time. From 2002 to 2004, CEI grew their installed base of participation gaming machines from several hundred to approximately 3,000, of which approximately 89% were located in Oklahoma, with the remaining machines located in New York, Wyoming and Texas. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions and Divestitures.”
Our historical growth primarily has been accomplished by expanding our installed base of participation gaming machines through increased penetration of existing markets and the expansion into new markets. As of December 31, 2013, we had 8,563 gaming machines in 19 U.S. states. AGS Capital added the game sale model in 2008 to complement its participation strategy. In 2010, AGS Capital recruited a new CEO and several highly accomplished executives to its management team. In July 2010, AGS Capital reorganized its business by reducing staff and consolidating its field service operations to its Oklahoma facility which led to the closure of its Canoga Park, California facility and the closure of its Simpsonville, South Carolina facility. In January 2012, AGS Capital agreed to terminate its existing distribution agreement with Bluberi, which provided gaming content and software systems in exchange for certain royalties, and to acquire certain rights to gaming content and software systems covered thereunder.

Corporate Structure
The following chart summarizes our current corporate structure:

The following chart summarizes our corporate structure upon receipt of all required governmental regulatory approvals:

Apollo Overview
Founded in 1990, Apollo is a leading global alternative investment manager with offices in New York, Los Angeles, Houston, London, Frankfurt, Luxembourg, Singapore, Hong Kong and Mumbai. As of December 31, 2013 and 2012, Apollo had assets under management of $161 billion and $113 billion, respectively, invested in its private equity, capital markets and real estate businesses.
Apollo has a long history of successfully investing in leisure and site-based entertainment. Investments include resorts, cruise lines, gaming, spas, golf and restaurants. Apollo has a deep understanding and significant experience in the development / construction, marketing and cross-selling activities for these assets, as well as a broad network of industry professionals.
Apollo is currently invested in Caesars Entertainment Corporation, the world’s largest and most diversified casino-entertainment provider and the most geographically diverse U.S. casino-entertainment company with 61,900 slot machines, Gala Coral Group, one of Europe’s pre-eminent betting and gaming businesses with 7,082 slot machines and three cruise line companies, Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises, with approximately 2,950 slot machines in the aggregate.

Our Operations
Under our participation agreements, we provide customers with gaming machines, systems software, computer hardware, signage and other equipment for operation within their gaming facilities. In return we receive a share of the revenue generated by these gaming machines and systems or a daily fee. The determination of whether our agreement results in a revenue share or daily fee arrangement is generally governed by local gaming jurisdictions. For our revenue share arrangements, we have historically shared between 15 – 20% of the revenues generated by the gaming machines. Under our participation agreements, we participate in selecting the mix of titles, maintain and service the equipment, and oversee certain promotional efforts. In support of our business and operations, we employ a professional staff including field service technicians, production, sales, account management, marketing, technology and game development, licensing and compliance, finance and administration.
Our field service technicians are responsible for installing, maintaining and servicing our player terminals and systems. Our field service operation including our call center, which operates 24 hours a day, seven days a week, is managed out of our Oklahoma facility. We can also access most of our gaming machines and systems remotely from approved remote locations to provide software updates and routine maintenance. In addition, our gaming machine and system production facility is also located in and managed out of Oklahoma.
Sales, account management and marketing are managed through our Oklahoma, Las Vegas and Illinois locations. Sales and account management oversees the customer relationship both at the individual location and corporate level and are responsible for developing new customer relationships. Account management is in charge of running on-site promotions and corporate sponsorship programs. In addition, our marketing team is in charge of general corporate marketing, including advertisements and participation at industry trade shows.
Our technology and game development division operates primarily out of our Toronto location and secondarily out of our Las Vegas location. We employ game developers, software and system programmers, project managers and other development and administrative staff that oversee our internal game development efforts and manage third party relationships.
Our legal, licensing and compliance division operates out of our Las Vegas and Oklahoma locations. Our licensing and compliance division oversees the application and renewal of our corporate gaming licenses, findings of suitability for key officers and directors and certification of our gaming equipment and systems for specific jurisdictions, as well as coordinating gaming equipment and software shipping and onsite and remote service of our equipment with gaming authorities.
Our finance and administration division is located in our corporate headquarters in Las Vegas. Finance and administration oversees financial reporting, cash management, human resources and other administrative and corporate functions.
Products
We provide our customers with gaming machines, systems software, computer hardware, signage and other equipment for operation within their gaming facilities.
Roadrunner Platform
We received regulatory approval for the Roadrunner platform in 2012. The Roadrunner platform represents a substantial advancement from our legacy Encore platform, both in terms of user interface and platform architecture. We designed Roadrunner to be a leading Class II gaming platform with the capability to port Class III outcomes within a Class II construct with limited degradation in game play. Since Roadrunner is able to run in both Class II and Class III formats, we are able to develop both Class II and Class III titles for the platform, and can also easily retrofit it to certain of our existing products.
Utilizing both in-house and third party providers, we have created a portfolio of new titles for the Roadrunner platform. The Roadrunner platform was designed with our revenue share model in mind, and title conversions can be executed by loading software off of a USB drive. Roadrunner is also compatible with downloadable conversions, however regulatory standards in most jurisdictions do not currently permit this technology.
Gaming Titles
Prior to 2010, we relied solely on external content providers, and currently approximately 85% of our installed base runs on externally developed platforms. We have strategically shifted our focus to create new internal content, however, and our research and development program has been the largest contributor to our new titles over the past two years. As a result, we expect internally generated content to be a larger source of our installed base going forward.

We have four categories of gaming titles: Standard, Premium, Bluberi and Colossal. Our Standard and Premium products utilize internally produced content, while our Bluberi and Colossal products utilize externally produced content. We acquired rights to the Bluberi products and titles in 2012 and also signed an exclusive distribution agreement with Colossal Gaming in 2012 for the California, Oklahoma, Washington, Florida, New York and Texas markets.
Core Titles
We partnered with Bluberi beginning in 2002 to develop our initial set of Class II games for release in the Oklahoma market. Under this agreement, we paid Bluberi a licensing fee equal to a percentage of revenues earned on titles placed in casinos that operated on Bluberi’s proprietary platform. This collaboration resulted in the development of successful core titles, such as Royal Reels, Cool Catz and Liberty 7’s, which are among the top ten Class II games in the market today. These titles have historically been the highest gross earners in our product portfolio and as of December 31, 2013, represented 52% of our installed base and 61% of our total revenue. In May 2012, we negotiated a purchase agreement with Bluberi for the licensing and royalty rights to Royal Reels, Cool Catz and Liberty 7’s, among others. We believe that there is significant value in these brands, and we plan to leverage them through developing title extensions on the Roadrunner platform.
Roadrunner Titles
We continue to launch our Premium titles in three primary formats: mechanical wheel top box, mechanical pachinko top box and 42” vertical slant top. These self-merchandising cabinet formats are Premium in nature and atheistically appealing to the casino customer. The variety of formats allows for an appropriate level of experimentation of unique selling propositions within our product.
We have entered into licensing agreements with a number of top brands and are developing a series of trivia-based games which will be marketed as the It Pays to Know series. The brands include Ripley’s Believe it or Not!, Are You Smarter Than a 5th Grader? and Family Feud. For each brand, we intend to take to market at least two different products to maximize the potential of creating a hit franchise. In December 2012, we launched Blackbeard’s Treasure, a culmination of the unique bonus schemes, play mechanisms and game features developed for the Roadrunner platform. It represents the first game on the Roadrunner platform which will be featured in a Premium format.
Specialty Game Concepts
Our Diamond Lotto game has quickly become one of the leading grossing games in the state of Florida since its launch in 2009. To build on Diamond Lotto’s success and increase its presence in the Florida market, in the future we will be launching the Lottomania Multi-Game, featuring line extensions that include Shamrock Lotto, Great West Lotto, Ruby Lotto and Jewel Lotto. We plan to replicate the success of Diamond Lotto in other Class III gaming markets where we have a smaller footprint.
We introduced our Gambler’s Choice multi-game unit, designed specifically for the Illinois VGT market, in September 2012. This unit runs on our Roadrunner platform and enables us to offer up to 24 titles per terminal, including traditional reel games, classic card games and specialty poker products in order to maximize operator and location revenue. We researched the market intensively to carefully create a portfolio of games that are well suited to player preferences for a route operated market. The resulting mix is a collection that includes several of our highest grossing titles as well as external content that was specifically licensed for use in the Illinois market. Among the offerings is Cherry Master, a game that we in-licensed and recreated for the Illinois VGT market.
Third Party Content
Our product strategy also involves title development utilizing independent design studios to create content on the new Roadrunner platform. In November 2011, we entered into an exclusive rights agreement to license five titles, with an option to expand, from Gametech International’s video lottery terminal library for use in the Illinois market. We are also implementing the first of three titles that we acquired from Design Works Gaming, an independent studio based in Phoenix. The first of these titles is Armadillo Artie, which was launched in the third quarter of 2013.
In September 2012, we entered into an exclusive distribution agreement with Colossal Gaming to distribute Colossal’s Class II and Class III games in California, Florida, New York, Oklahoma, Texas and Washington. As part of the distribution agreement, we will provide sales and service for Colossal designed games. Colossal’s products offer a unique selling proposition with creatively designed oversized games. For example, the Big Red cabinet is over eight feet wide and we believe is one of the top games in both California and Oklahoma. More recently, we expanded our development agreement with Colossal to include three Colossal titles that will be developed on our GT5000 cabinet for sale or deployment in all jurisdictions where we are licensed.

Product Strategy
Our product strategy is to develop unique Premium product offerings and create our own product categories and subcategories featuring these Premium offerings. We will also test various unique game play methods on our Standard series of games which will also be used to manage yield in the existing installed base. Our growing library of new Standard titles provides us with a broader selection to actively manage our title mix and keep our installed base fresh with new popular content.
For Premium games, we intend to become the market leader in sub-categories wherever possible. For example, our It Pays to Know series of games will feature well-known brands such as Ripley’s Believe it or Not!, Are You Smarter Than a Fifth Grader? and Family Feud. All games in the It Pays to Know series will also include a trivia bonus feature, which is unique to our games. We believe this strategy will allow us to maintain our market leadership within our Class II base in existing markets and to expand into Class III casinos in other key jurisdictions.
Manufacturing
We have a manufacturing agreement with Cole Kepro International, LLC (“Cole”) to build our gaming cabinets. We believe we have limited concentration risk with Cole, since we own the rights to our cabinet designs and thus have the ability to change manufacturers in the event of a dispute. Cole is based in Las Vegas, Nevada and is owned by Kepro International, a large international manufacturing company with multiple manufacturing facilities. We believe our gaming cabinets can easily be designed at another of Kepro’s plants in the event of an unforeseen interruption at Cole’s Las Vegas plant.
Our gaming machine and system production facility is also located in and managed out of Oklahoma. Production at this facility includes assembling and refurbishing gaming machines (excluding gaming cabinets) and servers, parts support and purchasing. Field service technicians are located in various jurisdictions throughout the U.S. and are dispatched from a central call center located in our Oklahoma facility. They are responsible for installing, maintaining and servicing the player terminals and systems.
Manufacturing commitments are generally based on projected quarterly orders from customers. Due to uneven order flow from customers, component parts common to all gaming machines are purchased and assembled into a partial product that are inventoried to be able to quickly fill final customer orders.
We generally warrant our new gaming machines sold in the United States for a period of 365 days, while we warrant our gaming machines sold internationally for a period of 180 days to one year. Our warranty costs have not been significant.
Customers
We believe the quality and breadth of our customer base is a strong testament to the effectiveness and quality of our product offerings, technological innovation and customer service. At the core of our relationship with our customers is our participation model, which aligns our financial incentives with those of our customers through a shared dependence on the games’ performance. The combination of our customer-aligned participation model, quality customer service and strong game performance has allowed us to develop long-term relationships with our tribal and commercial casino customers. We have a strong customer location renewal rate, which averaged 96% as of December 31, 2013. Our top ten participation customers have been with us for an average of over eight years, and we believe that we maintain long-term relationships with key customer decision-makers. The combination of our customer-aligned participation model, attentive customer service and superior game performance has allowed us to develop long-term relationships with our tribal and commercial casino customers. As of December 31, 2013, we had 8,563 gaming machines in 19 U.S. states.
Oklahoma is our largest market and our participation gaming machines in the state accounted for approximately 78% of our total revenue for the fiscal year ended December 31, 2013. Our largest customer is the Chickasaw Nation, a Native American gaming operator in Oklahoma, which accounted for approximately 34% of our gaming revenue for the fiscal year ended December 31, 2013. The revenues we earn from the Chickasaw Nation are derived from numerous agreements. One such agreement, which covers our leasing of 200 units for the Winstar project, is scheduled to expire May 11, 2014, while the other agreements are scheduled to expire between 2015 and 2018. We have historically offered select existing and prospective customers financing for casino development and expansion projects in exchange for exclusive rights to a percentage of their floor space. In addition to our long-term relationships and contractual arrangements, the consistent demand for our titles from the loyal, repeat players of our titles further ensures our strong presence on our customers’ casino floors.
Within the Native American market, we provide both Class II and Class III games. We also serve customers in commercial, video lottery terminal, charity bingo and route-based markets.

Customer Contracts
We derive the majority of our gaming revenues from participation agreements whereby we place gaming machines and systems, along with our proprietary and other licensed game content, at a customer’s facility in return for a share of the revenues that these gaming machines and systems generate or a daily fee. We measure the performance of our domestic installed base of participation gaming machines on the net win per day per machine, often referred to as the win per day, or WPD. Under our participation agreements, we earn a percentage of the WPD of our domestic installed base of participation gaming machines. For the fiscal year ended December 31, 2013, our average revenue share was 18.9% and the average WPD of our domestic installed base of participation gaming machines increased 3.6% compared to the prior year.
Our standard participation contracts run one to three years in duration and may contain auto-renewal provisions for an additional term. Our contracts generally specify the number of gaming machines and other equipment to be provided, revenue share, daily fee or other pricing, provisions regarding installation, training, service and removal of the machines, and other terms and conditions standard in the industry. In some circumstances, we enter into trial agreements with customer that provide a free or fee-based trial period during which the customer may use our gaming machines. Each trial agreement lays out the terms of payment should the customer decide to continue using our machines.
Our development or similar agreements in the Native American and other markets may involve both a loan or advance of funds and a gaming equipment lease agreement. These agreements are typically longer term contracts, ranging from four to ten years depending on the amount of financing provided, market and other factors. These contracts specify the amount and timing of the advances that we will provide, the uses of those funds, and target timing for the construction or remodeling of the gaming facility, if applicable. In addition, the contracts specify the repayment terms of the loans which vary by customer and agreement. Typical terms contained in these agreements include the percentage of the floor, minimum number of gaming machines, or percentage of the route operation allocated to us, the associated term or period of exclusivity for that allocation or number of gaming machines, minimum game performance thresholds, cure periods and resulting obligations, if any, and other general terms and conditions. Certain of these development agreements also contain a buyout option, which provides that upon written notice and payment of a buyout fee, the customer can terminate our floor space privileges. The IGRA states that a Native American tribe must have the “sole proprietary interest” in its gaming (25 U.S.C. § 2710(b)(2)(A)). To the extent that any of our agreements with Native American tribes are deemed by the NIGC to create an impermissible proprietary interest, such agreements would need to be amended in order to be valid. To our knowledge, none of our current agreements with Native American tribes create an impermissible proprietary interest in Indian gaming. As of the consummation of the Acquisition, approximately $11.0 million of the notes receivable remain with the Seller.
We generally make efforts to obtain waivers of sovereign immunity in our contracts with Native American customers. However, we do not always obtain these provisions and where we do they can be limited in scope. There is no guarantee that we will continue or improve our ability to get this term in future contracts. While we have not had any experience with contract enforceability vis-à-vis our Native American customers, we are cognizant of recent cases involving other parties dealing with waivers of sovereign immunity. Those cases put into question how sovereign immunity may be viewed by courts in the future. In the event that we enter into contracts with Native American customers in the future that do not contain a waiver of sovereign immunity, such contracts may be practically unenforceable.
Our game sale contracts are typical of those in the industry. They specify the general terms and conditions of the sale, equipment and services to be provided, as well as pricing and payment terms. In some cases, we provide the central server that is used to operate the purchased equipment on a lease and charge a fee per day based on the number of gaming machines connected to the server.
Research and Development
We conduct research and development through an internal team to develop new gaming systems and gaming content. Research and development costs consist primarily of salaries and benefits, travel and expenses and other professional services. We employ approximately 60 game developers, software and system programmers, project managers and other development and administrative staff that oversee internal game development efforts and manage third party relationships. The technology and game development division operates primarily out of our Toronto location as well as in Las Vegas.
Competition
We encounter intense competition from other designers, manufacturers and operators of electronic gaming machines and systems. Our competitors range from small, localized companies to large, multi-national corporations, several of which have substantial resources and market share.

Our competitors include, but are not limited to, International Game Technologies, or IGT, WMS Industries Inc., Bally Technologies, Inc., or Bally, Aristocrat Technologies Inc., or Aristocrat, Video Gaming Technologies, Inc., or VGT, Multimedia Games, Inc., or MGAM, Konami Co. Ltd., or Konami, and Cadillac Jack. Many of our competitors are large, well-established companies with substantially larger operating staffs and greater capital resources and have been engaged in the design, manufacture and operation of electronic gaming equipment business for many years. Some of these companies contain significant intellectual property including patents in gaming technology and hardware design, systems and game play and trademarks. In addition, the larger competitors contain significantly larger content portfolios and content development capability and resources, are licensed in markets throughout the United States, and have international distribution. Bally, IGT, Konami, and Aristocrat all have a presence in the back-office accounting and player tracking business which expands their relationship with casino customers. VGT, Cadillac Jack and MGAM are our primary competitors in the Class II market.
To compete effectively, we must, among other things, continue to develop high performing games for the Class II market, provide excellent service and support to our existing customers, effectively manage our installed base of participation gaming machines, expand our library of proprietary content, develop niche products with strong appeal to local players, be first to market in new non-traditional markets, implement effective marketing and sales functions, and offer competitive pricing and terms on our participation and sale agreements.
Intellectual Property
We have a combination of internally developed and third-party intellectual property, all of which we believe maintain and enhance our competitive position and protect our products. Such intellectual property includes owned or licensed patents, patent applications, trademarks and trademark applications in the United States and Canada. In addition, pursuant to our license agreements with third-party game developers, we license and distribute gaming software.
Seasonality
Seasonality
Historically, our operating results have been highest during the first quarter and lowest in our third and fourth quarters, primarily due to the seasonality of player demand. Our quarterly operating results may vary based on the timing of the opening of new gaming jurisdictions, the opening or closing of casinos, the expansion or contraction of existing casinos, approval or denial of our products and corporate licenses under gaming regulations, the introduction of new products, the seasonality of customer capital budgets, the mix of domestic versus international sales and the mix of lease and royalty revenue versus sales and service revenue.
Inflation
Our operations have not been, nor are they expected to be in the future, materially affected by inflation. However, our operational expansion is affected by the cost of hardware components, which are not considered to be inflation sensitive, but rather, sensitive to changes in technology and competition in the hardware markets. In addition, we expect to continue to incur increased legal and other similar costs associated with regulatory compliance requirements and the uncertainties present in the operating environment in which we conduct our business.
Employees
We employ a professional staff, including field service technicians, production, sales, account management, marketing, technology and game development, licensing and compliance, finance and administration, to support our business and operations. As of December 31, 2013, we had 214 full-time employees in 11 different U.S. states and Toronto, Canada and no part-time employees. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages in the past.

Regulation and Licensing
We operate in numerous gaming jurisdictions, and our operations are subject to applicable federal, state, tribal and foreign governmental regulations as applicable in each of the gaming jurisdictions in which we operate. A significant portion of our operations take place at facilities conducting gaming activities on the tribal lands of Native American tribes resulting in our operations being subject to tribal and/or federal and sometimes state regulations depending on the classification of gaming being conducted in each such case as defined in the Indian Gaming Regulatory Act, or IGRA. In states where commercial gaming has been legalized, our operations are conducted subject to the applicable law of each such state and applicable federal laws.
While the specific regulatory requirements of each state and tribal jurisdiction vary, gaming regulatory authorities typically require licenses, permits, findings of integrity and financial ability, and other forms of approval to conduct operations as a gaming equipment manufacturer and/or provider of gaming related services. It is common for regulators to require reporting and disclosure concerning our activities in other gaming jurisdictions, resulting in the possibility that business activities or disciplinary action against us in one jurisdiction could result in disciplinary action in other jurisdictions. In addition, our officers, key employees, directors, major stockholders and, in some cases, equity holders and lenders are also each subject to licensure and/or suitability findings in connection with our operations. If regulators in any jurisdiction in which we conduct business determine that any officer, key employee, director, major stockholder (or other person or entity affiliated with us and subject to regulatory scrutiny under the regulations of such jurisdiction) is unsuitable to participate in the gaming industry in such jurisdiction, then we could be required to terminate our relationship with such person. In addition, many jurisdictions require our products to be tested for compliance with the jurisdiction’s regulations prior to our being permitted to distribute our products.
Our officers, key employees and operational entities have obtained or applied for all required government licenses, permits, registrations, findings of suitability, and approvals necessary to manufacture and distribute gaming products in all jurisdictions where we currently do business. In most jurisdictions, even once licensed or approved, we remain under the on-going obligation to keep the applicable gaming regulators informed of any material changes in the information provided to regulators as part of the licensing and approval process, and all licenses and approvals must be periodically renewed, in some cases as often as annually. In connection with any initial application or renewal of a gaming license or approval, we (and any individual required to submit to background review or licensure in connection with our application or renewal) are typically required to make broad and comprehensive disclosures concerning our business, including our finances, ownership and corporate structure, operations, compliance controls and business relationships. We must regularly report changes in our officers, key employees and other licensed positions to applicable gaming regulators. Gaming regulators typically have the right to disapprove any change in position by one of our officers, directors, or key employees, or require us to suspend or dismiss officers, directors, or other key employees and cause us to sever relationships with other persons or entities who refuse to file appropriate applications, or whom are found to be unsuitable.
Certain gaming jurisdictions in which we are licensed may prohibit us from making a public offering of our securities without their prior approval. Similarly, changes in control of a licensee through merger, consolidation, acquisition of assets or stock, management or any form of takeover typically cannot occur without the prior approval of applicable gaming regulators. Such regulators may also require controlling stockholders, officers, directors, and other persons or entities having a material relationship or involvement with the entity proposing to acquire control, to be investigated, and licensed as part of the approval process relating to the transaction.
Gaming regulators often have the power to investigate the holders of our debt or equity securities. If any holder of our debt or equity securities is found unsuitable by any gaming regulator in a jurisdiction in which we conduct business, our licensure or approval to conduct business in such jurisdiction could be subject to non-renewal, suspension or forfeiture.
Most gaming jurisdictions impose fees and taxes that are payable by us in connection with our application, maintenance and renewal of our licensure or our approval to conduct business.
Federal Registration
The Gambling Devices Act of 1962 makes it unlawful for a person to manufacture, transport, or receive gaming devices, or components across interstate lines unless that person has first registered with the Attorney General of the U.S. Department of Justice. This act also imposes gambling device identification and record keeping requirements. Violation of this act may result in seizure and forfeiture of the equipment, as well as other penalties. As an entity involved in the manufacture and transportation of gaming devices, we are required to register annually.

Native American Gaming
The rules for Native American gaming were established in 1988 under the IGRA. Under the IGRA, gaming activities conducted by federally recognized Native American tribes are segmented into three classes of gaming activities:
Class I. Class I gaming represents traditional forms of Native American gaming as part of, or in connection with, tribal ceremonies or celebrations (e.g., contests and games of skill) and social gaming for minimal prizes. Class I gaming is regulated only by individual Native American tribes. We do not participate in any Class I gaming activities.
Class II. Class II gaming involves the game of chance commonly known as bingo (whether or not electronic, computer, or other technological aids are used in connection therewith to facilitate play) and if played in the same location as the bingo, pull tabs, punch board, tip jars, instant bingo, and other games similar to bingo. Class II gaming also includes non-banked card games, that is, games that are played exclusively against other players rather than against the house or a player acting as a bank. However, the definition of Class II gaming specifically excludes slot machines or electronic facsimiles of Class III games. Class II gaming is regulated by the National Indian Gaming Commission (the “NIGC”) and the laws of the Native American tribe conducting such gaming. Subject to the detailed requirements of the IGRA, federally recognized Native American tribes are typically permitted to conduct Class II gaming on Indian lands pursuant to tribal ordinances approved by the NIGC.
Class III. Class III gaming includes all other forms of gaming that are neither Class I nor Class II and includes a broad range of traditional casino games such as slot machines, blackjack, craps and roulette, as well as wagering games and electronic facsimiles of any game of chance. The IGRA generally permits Native American tribes to conduct Class III gaming activities on reservation lands subject to the detailed requirements of the IGRA, including NIGC approval of the Native American tribe’s gaming ordinance and the entering into of a compact between the Native American tribe and the state in which the Native American tribe intends to conduct Class III gaming activities on its trust lands.
The IGRA is administered by the NIGC and the Secretary of the U.S. Department of the Interior. The NIGC has authority to issue regulations related to tribal gaming activities, approve tribal ordinances for regulating gaming, approve management agreements for gaming facilities, conduct investigations and monitor tribal gaming generally. The IGRA is subject to interpretation by the NIGC and may be subject to judicial and legislative clarification or amendment. The gaming ordinance of each Native American tribe conducting gaming under the IGRA and the terms of any applicable tribal/state compact establish the regulatory requirements under which we must conduct business on Native American tribal lands.
Under the IGRA, the NIGC’s authority to approve gaming related contracts is limited to management contracts and collateral agreements related to management contracts. A “management contract” includes any agreement between a Native American tribe and a contractor if such contract or agreement provides for the management of all or part of a gaming operation. To the extent that any of our agreements with Native American tribes are deemed to be management contracts, such agreements would require the approval of the NIGC in order to be valid. To our knowledge, none of our current agreements with Native American tribes qualify as management contracts under the IGRA.
In addition, as discussed above under “—Customers—Customer Contracts,” to the extent that any of our agreements with Native American tribes are deemed by the NIGC to create an impermissible proprietary interest, such agreements would need to be amended in order to be valid. To our knowledge, none of our current agreements with Native American tribes create an impermissible proprietary interest in Indian gaming.
International Regulation
Certain foreign countries permit the importation, sale, and operation of gaming equipment in casino and non-casino environments. Some countries prohibit or restrict the payout feature of the traditional slot machine or limit the operation and the number of slot machines to a controlled number of casinos or casino-like locations. Each gaming machine must comply with the individual country’s regulations. Certain jurisdictions do not require the licensing of gaming machine operators and manufacturers.
ITEM 1A. RISK FACTORS.
The following risk factors should be considered carefully in addition to the other information contained in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed below as well as those discussed elsewhere in this Annual Report on Form 10-K. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected.

Our success in the competitive gaming industry depends in large part on our ability to develop and manage frequent introductions of innovative products. If we are unable to successfully and frequently introduce innovative products, we may be at a competitive disadvantage to our competitors, which could negatively impact our business.
The gaming industry is characterized by dynamic customer demand and technological advances. As a result, we must continually introduce and successfully market new themes and technologies in order to remain competitive and effectively stimulate customer demand.
There is no assurance that our investments in research and development will lead to successful new technologies or timely new products. We invest heavily in product development in various disciplines from hardware, software and firmware engineering to game design, video, multimedia, graphics and sound. Because our newer products are generally more technologically sophisticated than those we have produced in the past, we must continually refine our production capabilities to meet the needs of our product innovation. If we cannot efficiently adapt our manufacturing infrastructure to meet the needs of our product innovations, or if we are unable to make upgrades in our production capacity in a timely manner, our business could be negatively impacted.
Our customers will generally accept a new product if it is likely to increase operator profits. The amount of operator profits primarily depends on consumer play levels, which are influenced by player demand for our products. There is no assurance that our new products will attain this market acceptance or that our competitors will not more effectively anticipate or respond to changing customer preferences. In addition, any delays by us in introducing new products on schedule could negatively impact our operating results by providing an opportunity for our competitors to introduce new products and gain market share ahead of us.
Our business is vulnerable to changing economic conditions and to other factors that adversely affect the casino industry, which have negatively impacted and could continue to negatively impact the play levels of our participation games, our product sales and our ability to collect outstanding receivables from our customers.
Demand for our products and services depends largely upon favorable conditions in the casino industry, which is highly sensitive to casino patrons’ disposable incomes and gaming activities. Discretionary spending on entertainment activities could further decline for reasons beyond our control, such as continued negative economic conditions, natural disasters, acts of war or terrorism or transportation disruptions, including as a result of adverse weather conditions. Any prolonged or significant decrease in consumer spending on entertainment activities could result in reduced play levels on our participation games, causing our cash flows and revenues from a large share of our recurring revenue products to decline. Unfavorable economic conditions have also resulted in a tightening in the credit markets, decreased liquidity in many financial markets, and significant volatility in the credit and equity markets.
Furthermore, the extended economic downturn has impacted and could continue to impact the ability of our customers to purchase new gaming equipment or make timely payments to us. We have incurred, and may continue to incur, additional provisions for bad debt related to credit concerns on certain receivables.
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments.
We have a significant amount of outstanding indebtedness. As of December 31, 2013, after giving effect to the Acquisition, we had approximately $160.5 million of outstanding indebtedness.
Our substantial indebtedness could have significant effects on our business. For example, it could:

•
make it more difficult for us to satisfy our financial obligations, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing our indebtedness;

•	increase our vulnerability to general adverse economic, industry and competitive conditions;

•
reduce the availability of our cash flow to fund working capital and capital expenditures, because we will be required to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•
place us at a competitive disadvantage compared to our competitors that are less highly leveraged and that, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting; and

•	limit, along with the financial and other restrictive covenants in the agreements governing our indebtedness, among other things, our ability to borrow additional funds or dispose of assets.
Demand for our products and the level of play of our products could be adversely affected by changes in player and operator preferences.
As a supplier of gaming machines, we must offer themes and products that appeal to gaming operators and players. Our revenues are dependent on the earning power and life span of our games. We therefore face continuous pressure to design and deploy new and successful game themes and technologically innovative products to maintain our revenue and remain competitive. If we are unable to anticipate or react timely to any significant changes in player preferences, the demand for our gaming products and the level of play of our gaming products could decline. Further, our products could suffer a loss of floor space to table games or other more technologically advanced games, we could fail to meet certain minimum performance levels, or operators may reduce revenue sharing arrangements with us, each of which could negatively impact our sales and financial results. In addition, general changes in consumer behavior, such as reduced travel activity or redirection of entertainment dollars to other venues, could result in reduced demand and reduced play levels for our gaming products.
The gaming industry is intensely competitive. If we are unable to compete effectively, our business could be negatively impacted.
Competition among manufacturers of electronic gaming equipment and systems is intense. Competition in our industry is primarily based on the amount of profit our products generate for our customers, together with cost savings, convenience and other benefits. We compete through the appeal of game content and features to the end player, the features and functionality of our hardware and software products, and the service and support we provide. Our competitors range from small, localized companies to large, multi-national corporations. Many of our competitors are large, well-established companies with substantially larger operating staffs and greater capital resources and have been engaged in the design, manufacture and operation of electronic gaming equipment business for many years. Some of these companies own significant intellectual property, including patents in gaming technology and hardware design, systems and game play and trademarks. In addition, our larger competitors may have significantly larger content portfolios and content development capability and resources, are licensed in markets throughout the United States, and have international distribution.
Obtaining space and favorable placement on casino gaming floors is also a competitive factor in our industry. In addition, the level of competition among equipment providers has increased significantly due to, among other factors, cutbacks in capital spending by casino operators resulting from the economic downturn and decreased player spend. In select instances, we may pay for the right to place gaming machines on a casino’s floor and increased fee requirements from such casino operators may greatly reduce our profitability.
In addition, we face competition from other segments of the gaming industry, including internet gambling, which is currently illegal in the United States, and state lotteries. There can be no assurance that new technologies or markets, such as legalized internet gambling, will not emerge that will increase these competitive pressures.
Our ability to operate in our existing markets or expand into new jurisdictions could be adversely affected by changing regulations, new interpretations of existing laws, and difficulties or delays in obtaining or maintaining required licenses or approvals.
We operate only in jurisdictions where gaming is legal. The gaming industry is subject to extensive governmental regulation by U.S. federal, state and local governments, as well as Native American tribal governments, and foreign governments. While the regulatory requirements vary by jurisdiction, most require:

•	licenses and/or permits;

•	documentation of qualifications, including evidence of financial stability;

•	other required approvals for companies who design, assemble, supply or distribute gaming equipment and services; and

•	individual suitability of officers, directors, major stockholders, key employees and business partners.
Any license, permit, approval or finding of suitability may be revoked, suspended or conditioned at any time. We may not be able to obtain or maintain all necessary registrations, licenses, permits or approvals, or could experience delays related to the licensing process which could adversely affect our operations and our ability to retain key employees.
To expand into new jurisdictions, in most cases we will need to be licensed, obtain approvals of our products and/or seek licensure of our officers, directors, major equity holders, key employees or business partners and potentially lenders. If we fail to obtain a license required in a particular jurisdiction for our games and gaming machines, hardware or software or have such license revoked, we will not be able to expand into, or continue doing business in, such jurisdiction. Any delays in obtaining or difficulty in maintaining regulatory approvals needed for expansion within existing markets or into new jurisdictions can negatively affect our opportunities for growth. In addition, the failure of our officers, directors, key employees or business partners or lenders to obtain or receive licenses in one or more jurisdictions may require us to modify or terminate our relationship with such officers, directors, key employees or business partners or forego doing business in such jurisdiction.
Although we plan to maintain our compliance with applicable laws as they evolve, there can be no assurance that we will do so and that law enforcement or gaming regulatory authorities will not seek to restrict our business in their jurisdictions or institute enforcement proceedings if we are not compliant. Moreover, in addition to the risk of enforcement action, we are also at risk of loss of business reputation in the event of any potential legal or regulatory investigation whether or not we are ultimately accused of or found to have committed any violation. A negative regulatory finding or ruling in one jurisdiction could have adverse consequences in other jurisdictions, including with gaming regulators. Furthermore, the failure to become licensed, or the loss or conditioning of a license, in one market may have the adverse effect of preventing licensing in other markets or the revocation of licenses we already maintain.
Further, changes in existing gaming regulations or new interpretations of existing gaming laws may hinder or prevent us from continuing to operate in those jurisdictions where we currently do business, which would harm our operating results. In particular, the enactment of unfavorable legislation or government efforts affecting or directed at manufacturers or gaming operators, such as referendums to increase gaming taxes or requirements to use local distributors, would likely have a negative impact on our operations.
Many jurisdictions also require extensive personal and financial disclosure and background checks from persons and entities beneficially owning a specified percentage (typically 5% or more) of our equity securities and may require the same from our lenders. The failure of these beneficial owners or lenders to submit to such background checks and provide required disclosure could jeopardize our ability to obtain or maintain licensure in such jurisdictions.
Our revenues are vulnerable to the impact of changes to the Class II regulatory scheme.
Our Native American tribal customers that operate Class II games under the IGRA are subject to regulation by the NIGC. The NIGC is currently conducting consultations with industry participants regarding Native American gaming activities, including the clarification of regulations regarding Class II gaming machines. It is possible that any such changes in regulations, when finally enacted, could cause us to modify our Class II games to comply with the new regulations, which may result in our products becoming less competitive. Any required conversion of games pursuant to changing regulatory schemes could cause a disruption to our business. In addition, we could lose market share to competitors who offer games that do not appear to comply with published regulatory restrictions on Class II games and therefore offer features not available in our products.
Our ability to effectively compete in Native American gaming markets is vulnerable to legal and regulatory uncertainties, including the ability to enforce contractual rights on Native American land.
For the fiscal year ended December 31, 2013, we derived approximately 99.6% of our revenue from participation agreements with Native American gaming operators. Because federally recognized Native American tribes are independent governments with sovereign powers, subject to the IGRA, Native American tribes can enact their own laws and regulate gaming operations and contracts. Native American tribes maintain their own governmental systems and often their own judicial systems and have the right to tax persons and enterprises conducting business on Native American lands. Native American tribes also often have the right to require licenses and to impose other forms of regulation and regulatory fees on persons and businesses operating on their lands. In the absence of a specific grant of authority by Congress, U.S. states may regulate activities taking place on Native American lands only if the Native American tribe has a specific agreement or compact with the state. Our contracts with Native American tribal customers normally provide that only certain provisions, if any, will be subject to the governing law of the state in which a Native American tribe is located. However, these choice-of-law clauses may not always be enforceable.
Further, Native American tribes generally enjoy sovereign immunity from lawsuits similar to that of the individual U.S. states and the United States. Before we can sue or enforce contract rights with a Native American tribe, or an agency or instrumentality of a Native American tribe (for example, to collect revenue pursuant to our participation agreements or foreclose on financed gaming machines), the Native American tribe must effectively waive its sovereign immunity with respect to the matter in dispute, which we are not always able to obtain. Without a limited waiver of sovereign immunity, or if such waiver is held to be ineffective, we could be precluded from judicially enforcing any rights or remedies against a Native American tribe, including the right to enter Native American lands to retrieve our property in the event of a breach of contract by the tribe that is party to the disputed contract. Even if the waiver of sovereign immunity by a Native American tribe is deemed effective, there could be an issue as to the forum in which a lawsuit can be brought against the Native American tribe.

Federal courts are courts of limited jurisdiction and generally do not have jurisdiction to hear civil cases relating to Native American tribes and we may be unable to enforce any arbitration decision effectively. In addition, courts have held that certain laws of general application, such as the United States patent, trademark and trade secret laws, are not binding on Native American tribes absent a binding waiver of sovereign immunity. While we have not had any experience with contract enforceability vis-à-vis our Native American customers, we are cognizant of recent cases involving other parties dealing with waivers of sovereign immunity. Those cases put into question how sovereign immunity may be viewed by courts in the future.
Our agreements with Native American tribes are often subject to review by regulatory authorities. For example, our development agreements may be subject to review by the NIGC and any such review could require substantial modifications to our agreements or result in the determination that we have a proprietary interest in a Native American tribe’s gaming activity, which could materially and adversely affect the terms on which we conduct our business. The NIGC may also reinterpret applicable laws and regulations, which could affect our agreements with Native American tribes.
Government enforcement, regulatory action, judicial decisions and proposed legislative action have in the past affected, and will likely continue to affect, our business, operating results and prospects. Regulatory action against our customers or equipment on Native American tribal lands or in other markets could result in machine seizures and significant revenue disruptions, among other adverse consequences. Moreover, Native American tribal policies and procedures, as well as tribal selection of gaming vendors, are subject to the political and governance environment within the Native American tribe. Changes in tribal leadership or tribal political pressure can affect our business relationships within Native American markets.
State compacts with our existing Native American tribal customers to allow Class III gaming could reduce demand for our Class II games and our entry into the Class III market may be difficult as we compete against larger companies in the tribal Class III market.
Certain of our Class II Native American tribal customers have entered into compacts with the states in which they operate to permit the operation of Class III games. While we seek to also provide Class III alternatives in these markets, we believe the number of our Class II game machine placements in those customers’ facilities could decline, and our operating results could be materially and adversely affected. As our Native American tribal customers continue to transition to gaming under compacts with the state, we continue to face significant uncertainty in the market that makes our business in these states difficult to manage and predict and we may be forced to compete with larger companies that specialize in Class III gaming. We believe the establishment of state compacts depends on a number of political, social, and economic factors that are inherently difficult to ascertain. Accordingly, although we attempt to closely monitor state legislative developments that could affect our business, we may not be able to timely predict if or when a compact could be entered into by one or more of our Native American tribal customers. For example, in Oklahoma, the continued introduction of Class III games since the passage of the tribal gaming compact in 2004 may put pressure our revenue and unit market share and our revenue share percentages and may result in a shift in the market from revenue share arrangements to a “for sale” model.
The percentage of gaming revenue we receive pursuant to our participation agreements with our Native American tribal customers has, on average, decreased in recent years and may continue to decrease in the future.
The percentage of gaming revenue we receive pursuant to our participation agreements, or our participation rates, with our Native American tribal customers has, on average, decreased in recent years, negatively affecting our profit margins. There can be no assurance that participation rates will not decrease further in the future. In addition, our Native American tribal customers may adopt policies or insist upon additional business terms during the renewal of our existing participation agreements that negatively affect the profitability of those relationships. In addition, any participation agreements we may enter into in the future with new customers or in new jurisdictions may not have terms as favorable as our existing participation agreements.
Slow growth in the development of new gaming jurisdictions or the number of new casinos, declines in the rate of replacement of existing gaming machines and ownership changes and consolidation in the casino industry could limit or reduce our future prospects.
Demand for our new participation gaming machine placements and game sales is partially driven by the development of new gaming jurisdictions, the addition of new casinos or expansion of existing casinos within existing gaming jurisdictions and the replacement of existing gaming machines. The establishment or expansion of gaming in any jurisdiction typically requires a public referendum or other legislative action. As a result, gaming continues to be the subject of public debate, and there are numerous active organizations that oppose gaming. There can be no assurances that new gaming jurisdictions will be established in the future or that existing jurisdictions will expand gaming and, to the extent states such as Illinois delay, reverse or alter planned expansions in gaming, our growth strategy could be negatively impacted.

To the extent new gaming jurisdictions are established or expanded, we cannot guarantee we will be successful penetrating such new jurisdictions or expanding our business in line with the growth of existing jurisdictions. As we enter into new markets, we may encounter legal and regulatory challenges that are difficult or impossible to foresee and which could result in an unforeseen adverse impact on planned revenues or costs associated with the new market opportunity. If we are unable to effectively develop and operate within these new markets, then our business, operating results and financial condition would be impaired. Furthermore, as we attempt to generate new streams of revenue by placing our participation gaming machines with new customers we may have difficulty implementing an effective placement strategy for jurisdictional specific games. Our failure to successfully implement an effective placement strategy could cause our future operating results to vary materially from what management has forecast.
We are currently in the process of entering the emerging Illinois VGT market. The Illinois VGT market is still developing and operates pursuant to a unique regulatory structure. For example, while the state legislature in Illinois has passed laws permitting VGT’s, municipalities and counties have the power to opt out of the VGT legislation and ban VGT’s in their respective municipality or unincorporated areas within their respective county or repeal bans if they already exist to allow VGT’s. As of the date of this Annual Report on Form 10-K, we believe approximately 151 municipalities and six counties have chosen to opt out of the VGT legislation and ban VGT’s in their respective municipality or unincorporated areas within their respective county. Furthermore, the City of Chicago is required to affirmatively allow VGT’s in order for establishments within Chicago to operate VGT’s on their premises since its ordinances currently prohibit VGT’s. As of the date of this Annual Report on Form 10-K, Chicago has not affirmatively allowed VGT’s and establishments within Chicago are not permitted to operate VGT’s on their premises. While we believe Chicago will allow VGT’s in the future, we cannot guarantee this will happen or that other municipalities or counties will not choose to opt out of the VGT legislation and ban VGT’s in their respective municipality or unincorporated areas within their respective county. We cannot guarantee that the Illinois VGT market will develop into a viable gaming market or that our business model will be as effective in the Illinois VGT market as we currently project or as effective as in other jurisdictions in which we operate. If the Illinois VGT market does not develop or our business model is not as effective as projected, we may not be able to capitalize on our investments in Illinois and our Illinois business may not be profitable.
In addition, the construction of new casinos or expansion of existing casinos fluctuates with demand, general economic conditions and the availability of financing. The rate of gaming growth in North America has decelerated and machine replacements are at historically low levels. Slow growth in the establishment of new gaming jurisdictions or delays in the opening of new or expanded casinos and continued declines in, or low levels of demand for, machine replacements could reduce the demand for our products and our future profits. Our business could be negatively affected if one or more of our customers is sold to or merges with another entity that utilizes more of the products and services of one of our competitors or that reduces spending on our products or causes downward pricing pressures. Such consolidations could lead to order cancellations, a slowing in the rate of gaming machine replacements, or require our current customers to switch to our competitors’ products, any of which could negatively impact our results of operations.
We may not realize satisfactory returns on money lent to new and existing customers to develop or expand gaming facilities or to acquire gaming routes.
We enter into agreements to provide financing for construction, expansion, or remodeling of gaming facilities, primarily in the State of Oklahoma, and also have agreements in other jurisdictions, such as Illinois, where we provide loans and advances to route operators to acquire location contracts and fund working capital. Under these agreements, we secure long-term contracts for game placements under either a revenue share or daily fee basis in exchange for the loans and advances. We may not, however, realize the anticipated benefits of any of these strategic relationships or financings as our success in these ventures is dependent upon the timely completion of the gaming facility, the placement of our player terminals, and a favorable regulatory environment.
These activities may result in unforeseen operating difficulties, financial risks, or required expenditures that could adversely affect our liquidity. In connection with one or more of these transactions, and to obtain the necessary funds to enter these agreements, we may need to extend secured and unsecured credit to potential or existing customers that may not be repaid, incur debt on terms unfavorable to us or that we are unable to repay, or incur other contingent liabilities.
The failure to maintain controls and processes related to billing and collecting accounts receivable or the deterioration of the financial condition of our customers could negatively impact our business. As a result of these agreements, the collection of notes receivable has become a matter of greater significance. While we believe the increased level of these specific receivables has allowed us to grow our business, it has also required direct, additional focus of and involvement by management. Further, and especially due to the current downturn in the economy, some of our customers may not pay the notes receivable when due.

For the fiscal year ended December 31, 2013, approximately 34% of our gaming revenue was derived from one customer and approximately 78% of our revenue was generated from gaming operations in the state of Oklahoma.
For the fiscal year ended December 31, 2013, approximately 78% of our total revenue was derived from gaming operations in Oklahoma, and approximately 34% of our gaming revenue was from one Native American gaming tribe in that state. The significant concentration of our revenue in Oklahoma means that local economic, regulatory and licensing changes in Oklahoma may adversely affect our business disproportionately to changes in national economic conditions, including adverse economic declines or slower economic recovery from prior declines. While we continue to seek to diversify the markets in which we operate, changes to our business, operations, game performance and customer relationships in Oklahoma, due to changing gaming regulations or licensing requirements, higher taxes, increased competition, declines in market revenue share percentages or otherwise, could have a material and adverse effect on or financial condition and results of operations. In addition, changes in our relationship with our largest customer, including a decrease in revenue share, removal of gaming machines or non-renewal of contracts, could have a material and adverse effect on our financial condition and results of operations.
Moreover, neighboring states such as Kansas, Texas and Arkansas have passed or could pass gaming legislation, which could take market share from Oklahoma gaming facilities or otherwise negatively impact the Oklahoma gaming market and, as a result, negatively impact our business.
We may be unable to protect or enforce our intellectual property.
Protection of our proprietary processes, methods and other technology is important to our business. We generally rely on the patent, trademark and trade secret laws of the United States and certain other countries in which our products are produced or sold, as well as licenses and nondisclosure and confidentiality agreements, to protect our intellectual property rights. The patent, trademark and trade secret laws of some countries may not protect our intellectual property rights to the same extent as the laws of the United States. At least one federal court has held that United States patent, trademark and trade secret laws of general application are not binding on Native American tribes absent a binding waiver of sovereign immunity.
A significant portion of our revenue is generated from products that use or incorporate certain intellectual property, and our operating results could be negatively impacted if we are unsuccessful in protecting these rights from infringement. In addition, some of our games and features are based on trademarks, patents and other intellectual property licensed from third parties. Our future success may depend upon our ability to develop, obtain, retain and/or expand licenses for popular products and underlying intellectual property rights on reasonable terms in a competitive market, which may not be available on terms acceptable to us, or may not be available at all. In the event that we cannot renew and/or expand existing licenses, we may be required to discontinue or limit our use of the games or gaming machines that use the licensed technology or bear the licensed marks.
Our success depends in part on our ability to obtain trademark protection for the names or symbols under which we market our products and to obtain patent protection for our proprietary content and technologies. We may not be able to build and maintain goodwill in our trademarks or obtain trademark or patent protection, and there can be no assurance that any trademark, copyright or issued patent will provide competitive advantages for us, or that our intellectual property will not be successfully challenged or circumvented by competitors. Additionally, any issued patents that cover our proprietary technology may not provide us with sufficient protection or be commercially beneficial to us. The issuance of a patent is not conclusive as to its validity or its enforceability. The U.S. federal courts or equivalent national courts or patent offices elsewhere may invalidate our patents or find them unenforceable. Competitors may also be able to design around our patents. If we are unable to protect our patented technologies, we may not be able to commercialize our technologies, products or services and our competitors could commercialize our technologies.
We also rely on trade secrets and proprietary know-how to protect certain proprietary knowledge and we generally enter into confidentiality agreements with certain of our employees and independent contractors regarding our trade secrets and proprietary information. However, there can be no guarantees that every employee and consultant will execute these agreements or that our employees and consultants will not breach these agreements. If these agreements are breached, it is unlikely that the remedies available to us will be sufficient to compensate us for the damages suffered. Additionally, despite various confidentiality agreements and other trade secret protections, our trade secrets and proprietary know-how could become known to, or independently developed by, competitors. Moreover, if our competitors independently develop equivalent knowledge, methods or know-how, it will be more difficult for us to enforce our rights and our business could be harmed.
We have a limited ability to prevent others from creating materially similar products. Despite our efforts to protect these proprietary rights, unauthorized parties may try to copy our gaming products, business models or systems, use certain of our confidential information to develop competing products, or develop independently or otherwise obtain and use our gaming products or technology, any of which could have a material adverse effect on our business.

We may be subject to claims of intellectual property infringement or invalidity and adverse outcomes of litigation could adversely affect our operating results.
Competitors and others may infringe on our intellectual property rights, or may allege that we have infringed on their intellectual property rights. Monitoring infringement and misappropriation of intellectual property can be difficult and expensive, and we may not be able to detect infringement or misappropriation of our proprietary rights. We may also incur significant litigation expenses protecting our intellectual property or defending third-party intellectual property claims. These expenses could have an adverse effect on our future cash flows and results of operations. Although we carry general liability insurance, our insurance does not cover potential claims of this type. If we are found to infringe on the rights of others we could be required to re-design or discontinue offering certain products or systems, to pay damages or to purchase a license to use the intellectual property in question from its owner, which may not be available on reasonable terms, or at all. Litigation can also distract management from the day-to-day operations of our business. There can be no assurances that certain of our products will not be determined to have infringed upon a third-party patent.
In addition, any of our current or future patents or patent applications, or those of our licensors, could face other challenges, such as interference proceedings, opposition proceedings and re-examination proceedings. Any such challenge, if successful, could result in the invalidation of, or in a narrowing of the scope of, any such current or future patents or patent applications. Any such challenges, regardless of their success, would likely be time-consuming and expensive to defend and resolve, and would divert management time and attention.
Failure to attract, retain and motivate key employees may adversely affect our ability to compete.
Our success depends largely on recruiting and retaining talented employees. The market for qualified, licensable executives and highly skilled, technical workers, such as content developers, is intensely competitive. The loss of key employees or an inability to hire a sufficient number of technical workers could limit our ability to develop successful products, cause delays in getting new products to market, cause disruptions to our customer relationships or otherwise adversely affect our business.
States and other jurisdictions may amend or repeal gaming enabling legislation which could materially impact our business.
States and other jurisdictions may amend or repeal gaming enabling legislation which could materially impact our business. Changes to gaming enabling legislation could increase our operating expenses and compliance costs or decrease the profitability of our operations. Repeal of gaming enabling legislation could result in losses of capital investments and revenue and limit future growth opportunities. For example, recently, charity gaming facilities in Alabama were forced to close due to regulatory uncertainties in the market pertaining to the legality of electronic bingo games which negatively impact our revenue and ability to collect on receivables. If any jurisdiction in which we operate were to repeal gaming enabling legislation, there could be no assurance that we could sufficiently increase our revenue in other markets to maintain operations or service our existing indebtedness.
Our business competes on the basis of the security and integrity of our systems and products.
We believe that our success depends, in part, on providing secure products and systems to our vendors and customers. Attempts to penetrate security measures may come from various combinations of customers, retailers, vendors, employees and others. Our ability to monitor and ensure the quality of our products is periodically reviewed and enhanced. Similarly, we assess the adequacy of our security systems to protect against any material loss to any of our customers and the integrity of the product to end-users. There can be no assurance that our business will not be affected by a security breach or lapse, which could have a material adverse impact on our results of operations, business or prospects.
Our information technology and other systems are subject to cyber security risk including misappropriation of customer information or other breaches of information security.
We rely on information technology and other systems to maintain and transmit customer financial information, credit card settlements, credit card funds transmissions, mailing lists and reservations information. Our information and processes are exposed to the ever-changing threat of compromised security, in the form of a risk of potential breach, system failure, computer virus, or unauthorized or fraudulent use by customers, company employees, or employees of third party vendors. The steps we take to deter and mitigate these risks may not be successful, and any resulting compromise or loss of data or systems could adversely impact, operations or regulatory compliance and could result in remedial expenses, fines, litigation, and loss of reputation, potentially impacting our financial results.

Our gaming machines may experience losses due to technical problems or fraudulent activities.
Our success depends on our ability to avoid, detect, replicate and correct software and hardware anomalies and fraudulent manipulation of our gaming machines. We incorporate security features into the design of our gaming machines and other systems, which are designed to prevent us, our customers and patrons of our gaming machines from being defrauded. We also monitor our software and hardware to avoid, detect and correct any technical errors. However, there can be no guarantee that our security features or technical efforts will continue to be effective in the future. If our security systems fail to prevent fraud or if we experience any significant technical difficulties, our operating results could be adversely affected. Additionally, if third parties breach our security systems and defraud patrons of our gaming machines, or if our hardware or software experiences any technical anomalies, our customers and the public may lose confidence in our gaming machines and operations, or we could become subject to legal claims by our customers or to investigation by gaming authorities.
Our gaming machines have experienced anomalies and fraudulent manipulation in the past. Games and gaming machines may be replaced by casinos and other gaming machine operators if they do not perform according to expectations, or may be shut down by regulators. The occurrence of anomalies in, or fraudulent manipulation of, our gaming machines may give rise to claims for lost revenues and related litigation by our customers and may subject us to investigation or other action by gaming regulatory authorities, including suspension or revocation of our gaming licenses or other disciplinary action.
Although our network is private, it is susceptible to outages due to fire, floods, power loss, break-ins, cyberattacks and similar events. We have multiple site back-up for our services in the event of any such occurrence. Despite our implementation of network security measures, our servers are vulnerable to computer viruses and break-ins. Similar disruptions from unauthorized tampering with our computer systems in any such event could have a material adverse effect on our business, operating results and financial condition. Adverse weather conditions, particularly flooding, tornadoes, heavy snowfall and other extreme weather conditions often deter our customer’s end users from traveling, or make it difficult for them to frequent the sites where our games are installed. If any of those sites experienced prolonged adverse weather conditions, or if the sites in Oklahoma, where a significant number of our games are installed, simultaneously experienced adverse weather conditions, our results of operations and financial condition would be materially and adversely affected.
We could face risks associated with, or arising out of, environmental, health and safety laws and regulations.
We are subject to various federal, state and local laws and regulations that (i) regulate certain activities and operations that may have environmental or health and safety effects, such as the use of regulated materials in the manufacture of our products by third parties or our disposal of materials, substances or wastes, (ii) impose liability for costs of cleaning up, and damages to natural resources from, past spills, waste disposals on and off-site, or other releases of hazardous materials or regulated substances, and (iii) regulate workplace safety. Compliance with these laws and regulations could increase our and our third-party manufacturers’ costs and impact the availability of components required to manufacture our products. Violation of these laws may subject us to significant fines, penalties or disposal costs, which could negatively impact our results of operations, financial position or cash flows. We could be responsible for the investigation and remediation of environmental conditions at currently or formerly operated or leased sites, as well as for associated liabilities, including liabilities for natural resource damages, third party property damage or personal injury resulting from lawsuits that could be brought by the government or private litigants, relating to our operations, the operations of facilities or the land on which our facilities are located. We may be subject to these liabilities regardless of whether we lease or own the facility, and regardless of whether such environmental conditions were created by us or by a prior owner or tenant, or by a third party or a neighboring facility whose operations may have affected such facility or land. That is because liability for contamination under certain environmental laws can be imposed on current or past owners or operators of a site without regard to fault. We cannot assure you that environmental conditions relating to our prior, existing or future sites or those of predecessor companies whose liabilities we may have assumed or acquired will not have a material adverse effect on our business.
If our products contain defects, our reputation could be harmed and our results of operations adversely affected.
Some of our products are complex and may contain undetected defects. The occurrence of defects or malfunctions in one or more of our products could result in financial losses for our customers and in turn termination of leases, cancellation of orders, product returns and diversion of our resources. Any of these occurrences could also result in the loss of or delay in market acceptance of our products and loss of revenue.
Our business is subject to quarterly fluctuation.
Historically, our operating results have been highest during the first quarter and lowest in our third and fourth quarters, primarily due to the seasonality of player demand. Our quarterly operating results may vary based on the timing of the opening of new gaming jurisdictions, the opening or closing of casinos, the expansion or contraction of existing casinos, approval or denial of our products and corporate licenses under gaming regulations, the introduction of new products, the seasonality of customer capital budgets, the mix of domestic versus international sales and the mix of lease and royalty revenue versus sales and service revenue. As a result, our operating results could be volatile, particularly on a quarterly basis.
Some of our products contain open source software which may be subject to restrictive open source licenses, requiring us to make our source code available to third parties and potentially granting third parties certain rights to the software.
Some of our products contain open source software which may be subject to restrictive open source licenses. Some of these licenses may require that we make our source code governed by the open source software licenses available to third parties and/or license such software under the terms of a particular open source license, potentially granting third parties certain rights to our software. We may incur legal expenses in defending against claims that we did not abide by such licenses. If our defenses are unsuccessful, we may be enjoined from distributing products containing such open source software, be required to make the relevant source code available to third parties, be required to grant third parties certain rights to the software, be subject to potential damages or be required to remove the open source software from our products. Any of these outcomes could disrupt our distribution and sale of related products and adversely affect our business.
Recently introduced or proposed smoking bans at customer facilities may adversely impact our revenues.
Some U.S. jurisdictions have recently introduced or proposed smoking bans in public venues, including casinos, which may reduce player traffic in the facilities of our current and prospective customers, which may reduce revenues on our participation gaming machines or impair our future growth prospects and therefore may adversely impact our revenues in those jurisdictions. Other participants in the gaming industry have reported declines in gaming revenues following the introduction of a smoking ban in jurisdictions in which they operate and we cannot predict the magnitude or timing of any decrease in revenues resulting from the introduction of a smoking ban in any jurisdiction in which we operate.
We are controlled by AP Gaming VoteCo, LLC, which may have conflicts of interest with us in the future and may have interests that differ from the interests of holders of our common stock.
Currently, all of our outstanding shares of common stock are owned by Apollo Gaming Holdings, L.P. Since our initial issuance of shares of our common stock to Apollo Gaming Holdings, L.P., we restructured our common stock into two classes: Common Stock and non-voting common stock. Upon receipt of all required governmental regulatory approvals, all of our shares of Common Stock, which represent 100% of our voting interests, will be owned by AP Gaming VoteCo, LLC, an entity owned and controlled by Marc Rowan and David Sambur. Messrs. Rowan and Sambur will have the power to control our affairs and policies, the election of our board of directors, the appointment of management, the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions.
Once Messrs. Rowan and Sambur control and so long as they continue to control our Common Stock and control the election of our board of directors, which currently consists of Mr. Sambur, they will have the authority, subject to the terms of the agreements that govern our outstanding debt, to issue additional shares of stock, implement share repurchase programs, declare dividends, pay advisory fees and make other decisions, and they may have an interest in our doing so. Their interests could conflict with the interests of holders of our non-voting common stock in material respects. Furthermore, Mr. Rowan is an affiliate of Apollo, which is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us, as well as businesses that represent major customers of our businesses. Accordingly, once Mr. Rowan controls and so long as he continues to control our outstanding Common Stock, Apollo’s interests could also conflict with our interests or the interests of holders of our non-voting common stock in material respects.
We are dependent on our suppliers and any failure of these parties to meet our performance and quality standards or requirements could cause us to incur additional costs or lose customers.
The manufacturing, assembling and designing of our electronic gaming machines depends upon a continuous supply of raw materials, such as source cabinets, which we currently source primarily from one supplier. If our current supplier is unable to deliver these items in the quantity required or in accordance with our standards of quality and we are unable to find an alternative supplier in a timely fashion or on reasonable terms, we may not be able to meet the demands of our customers or our contractual obligations, which would adversely affect our results of operations and business.
Casino operations are conducted at the discretion of our customers.
Our casino customers are responsible for the operations of their facilities and are not required to consult us or take our advice on their operations, marketing, facility layout, gaming floor configuration, or promotional initiatives. Further, our customers’ are solely responsible for safety and security at their facilities. Our customers have in the past, and will in the future, remodel and expand their facilities. Our operating and financial results could suffer if our machines are not a part of an optimized facility layout or gaming floor configuration, are not supported by effective marketing or promotional initiatives or are scheduled to be out of service during a facility remodeling, or our customers’ facilities are closed or not visited because of end-users concern for safety, a lack of amenities, or other factors.
The risks related to operations in foreign countries and outside of traditional U.S jurisdictions could negatively affect our results.
We operate in jurisdictions outside of the United States, principally in Canada and on tribal lands of Native American tribes. The developments noted below, among others, could adversely affect our financial condition and results of operations:

•	social, political or economic instability;

•	additional costs of compliance with international laws or unexpected changes in regulatory requirements;

•	tariffs and other trade barriers;

•	fluctuations in foreign exchange rates outside the United States;

•	adverse changes in the creditworthiness of parties with whom we have significant receivables or forward currency exchange contracts;

•	expropriation, nationalization and restrictions on repatriation of funds or assets;

•	difficulty protecting our intellectual property;

•	recessions in foreign economies;

•	difficulties in maintaining foreign operations;

•	changes in consumer tastes and trends;

•	acts of war or terrorism; and

•	U.S. government requirements for export.
We are continuing to improve our internal controls over financial reporting.
We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. Upon becoming a public company, we will be required provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.
We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.
We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the effectiveness of our registration statement on Form 10. We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the effectiveness of our registration statement on Form 10, (ii) the first fiscal year after our annual gross revenues are $1.0 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this accommodation allowing for delayed adoption of new or revised accounting standards, and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We intend to continue to improve our internal controls over financial reporting and ensure we are able to produce accurate and timely financial statements. However, no assurance can be given that our actions will be successful.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 2. PROPERTIES.
We currently lease the following properties:

Location	Size
727 Overhead Drive, Oklahoma City, Oklahoma	60,000 sq. ft.
6680 Amelia Earhart Court, Las Vegas, Nevada	23,153 sq. ft.
905 Irving Park Road, Itasca, Illinois	20,680 sq. ft.
8820 Jane Street, Building B, Concord, Ontario, Canada	8,500 sq. ft.
1200 NW 63rd Street, Suite 300, Oklahoma City, Oklahoma	3,750 sq. ft.
2555 Marshall Road, Suite E, Biloxi, Mississippi	350 sq. ft.
Our leases for our facilities in Itasca, Illinois and at 727 Overhead Drive in Oklahoma City, Oklahoma are set to expire by the end of 2015. Our office in Concord, Ontario is currently operating under a month-to-month lease. A new lease is being negotiated, and the Company expects the new lease to be executed in the near future. In addition, our facilities in Biloxi, Mississippi and at 1200 NW 63rd Street in Oklahoma City, Oklahoma are currently operating under month-to-month leases. We currently do not own any real property.
ITEM 3. LEGAL PROCEEDINGS.
We are party to various claims and legal actions that arise in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material adverse effect on our financial condition, results of operations, liquidity or capital resources.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
We have issued 10,000,000 shares of our common stock to Apollo Gaming Holdings, L.P. After such issuance, we restructured our common stock into two classes: Common Stock and non-voting common stock. Upon receipt of all required governmental regulatory approvals, Apollo Gaming Holdings, L.P. will exchange its 10,000,000 shares of our common stock for 10,000,000 shares of our non-voting common stock, and all of our Common Stock will be issued to AP Gaming VoteCo, LLC. There is currently no established public trading market for our Common Stock or our non-voting common stock, and there are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in our Common Stock or our non-voting common stock.
Holders
Please see Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for disclosure regarding the holders of our Common Stock and our non-voting common stock.
Distributions
Upon receipt of all required governmental regulatory approvals, we will exchange the current 10,000,000 shares of common stock held by Apollo Gaming Holdings, L.P. for 10,000,000 shares of non-voting common stock, and we will issue all of our Common Stock to AP Gaming VoteCo, LLC. Other than this distribution, we do not make, and do not anticipate making in the foreseeable future, any distributions on our Common Stock or our non-voting common stock. The agreements that govern our outstanding indebtedness, including the Senior Secured Credit Facilities, restrict our ability to declare or make distributions on our Common Stock or our non-voting common stock, and our third amended and restated certificate of incorporation specifically prohibits holders of our Common Stock from receiving dividends or any other distributions.

Recent Sales of Unregistered Securities
On August 30, 2013, in anticipation of our acquisition of AGS Capital, we issued 100 shares of our initial common stock to Apollo Gaming Holdings, L.P. See Item 1. “Business-The Acquisition.” 10,000,000 shares of our common stock were subsequently issued to Apollo Gaming Holdings L.P. Our third amended and restated certificate of incorporation authorizes up to 100 shares of Common Stock and up to 30,000,000 shares of non-voting common stock par value $0.01 per share. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act, as they were transactions by an issuer that did not involve a public offering of securities. Upon receipt of all required governmental regulatory approvals, we will exchange the current 10,000,000 shares of common stock held by Apollo Gaming Holdings, L.P. for 10,000,000 shares of non-voting common stock, and we will issue all 100 shares of our Common Stock to AP Gaming VoteCo, LLC.
ITEM 6. SELECTED FINANCIAL DATA.
The Company along with its subsidiaries shown in Item 1. “Business-Corporate Structure,” were formed for the purpose of acquiring 100% of the equity interests of AGS Capital, LLC. Accordingly, the selected financial data presented below has been derived from the data of the Company as of December 31, 2013 and for the period from December 21, 2013 through December 31, 2013 (the “Successor Period”) and the data of the Predecessor for the period from January 1, 2013 through December 20, 2013 (the “Predecessor Period”) and as of and for the years ended December 31, 2012 and 2011. The selected financial data of the Company presented below has been derived from the audited financial statements as of December 31, 2013 and for the Successor Period included elsewhere in this Annual Report on Form 10-K. The selected financial data of the Predecessor presented below for the Predecessor Period and as of December 31, 2012, and for the years ended December 31, 2012 and 2011 has been derived from the audited financial statements of the Predecessor included elsewhere in this Annual Report on Form 10-K. The selected financial data as of December 31, 2011 has been derived from our 2011 audited financial statements, which are not included in this Annual Report on Form 10-K.
The selected financial data set forth below is qualified in its entirety by, and should be read in conjunction with, “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements, the notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K. The historical results set forth below do not indicate results expected for any future periods. Our future results of operations will be subject to significant business, economic, regulatory and competitive uncertainties and contingencies, some of which are beyond our control.

	Successor	Predecessor
	Period from December 21, 2013 through December 31, 2013	Period from January 1, 2013 through December 20, 2013	Year Ended December 31,
			2012	2011
Consolidated Statement of Operations Data:
Revenues	$1,953,032	$56,429,864	$58,555,107	$59,645,822
Loss from operations	(7,622,149)	(12,176,166)	(30,446,750)	(1,998,074)
Net loss	(8,155,697)	(42,548,969)	(40,210,985)	(7,612,442)
Total comprehensive loss	(8,156,967)	(42,516,961)	(40,154,507)	(7,660,938)
Basic and Diluted Earnings Per Share:
Net loss attributable to AP Gaming Holdco Inc.	(0.82)

	Successor	Predecessor
	As of December 31, 2013	As of December 31,
		2012	2011

Consolidated Balance Sheet Data:
Total assets	254,795,856	125,566,686	128,603,185
Total liabilities	162,952,823	127,507,665	151,077,175
Total stockholders’ equity/member’s deficit	91,843,033	(1,940,979)	(22,473,990)
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
We are a leading designer and manufacturer of Class II gaming machines for the Native American market, with an emerging presence in a broad range of commercial markets in the United States. As of December 31, 2013, we had 8,563 gaming machines in 19 U.S. states, with 154 gaming facilities under revenue sharing agreements and 30 facilities under fee per day agreements. The majority of our systems are used by Native American gaming operators in both Class II and Class III environments, with a recent expansion into the Illinois VGT Market. Our products include electronic gaming machines, server-based systems and back-office systems that are used by casinos and other gaming locations. We currently derive substantially all of our gaming revenues from lease agreements whereby we place gaming machines and systems at a customer’s facility in return for either a share of the revenues that these machines and systems generate or a daily fee, which we collectively refer to as “participation agreements” and as our “participation model.”
Business Outlook
During 2008 and 2009, and into 2010, the poor macro-economic environment had a negative impact on consumer discretionary spending. As a result, the U.S. gaming industry experienced its first ever year-over-year declines in gross gaming revenue in 2008 and 2009. While the recessionary pressures were felt in most markets, the core destination markets of the Las Vegas Strip and Atlantic City were among the hardest hit due to the negative effects of both the recession and increased regional competition, while other commercial markets and the Native American markets were not as adversely impacted. During 2010, we began to see improvements in regional commercial gaming jurisdictions, which have continued through the fourth quarter of 2013.
We believe the current economic environment presents multiple opportunities for our business. We believe the improving economy should lead to increases in consumer discretionary spending, which should in turn drive higher revenues in existing gaming locations. In addition, state budget deficits have ballooned and many states with fiscal difficulties are turning to gaming as a source of revenue enhancement, which we believe presents us with continued long-term growth opportunities.
We believe our participation model offers an attractive value proposition to casino and other facility operators; especially in the current economic environment. By leasing our gaming machines to customers, we enable our customers to introduce new games in their facilities with minimal cost and financial risk. In addition, our selective use of development agreements to secure incremental game placements under long-term contracts provides customers with additional capital to help expand their operations.
Key Drivers of Our Business
Our total revenues are impacted by the following key factors:

•	the amount of money spent by consumers on our domestic revenue share installed base;

•	the amount of the daily fee on our participation gaming machines;

•	the selling price of our machines;

•	our revenue share percentage with customers;

•	the capital budgets of our customers;

•	the level of replacement of existing electronic gaming machines in existing casinos;

•	expansion of existing casinos;

•	development of new casinos;

•	opening of new gaming jurisdictions both in the United States and internationally;

•	our ability to obtain and maintain gaming licenses in various jurisdictions;

•	the relative competitiveness and popularity of our electronic gaming machines compared to competitive products offered in the same facilities; and

•	general macro-economic factors, including levels of and changes to consumer disposable income and personal consumption spending.
Our expenses are impacted by the following key factors:

•	fluctuations in the cost of labor relating to productivity;

•	overtime and training;

•	fluctuations in the price of components for gaming equipment;

•	fluctuations in energy prices;

•	changes in the cost of obtaining and maintaining gaming licenses; and

•	fluctuations in the level of maintenance expense required on gaming equipment.
Variations in our selling, general and administrative expenses, or SG&A, are primarily due to changes in employment and salaries and related fringe benefits.
Basis of Presentation
References to “Successor” refer to the Company on or after December 21, 2013. References to “Predecessor” refer to AGS Capital, LLC on or before December 20, 2013. The accompanying consolidated statements of operations and comprehensive loss, changes in stockholders’ equity/member’s deficit and cash flows for the year ended December 31, 2013 are presented for two periods: January 1, 2013 through December 20, 2013 (the “Predecessor Period”) for the Predecessor and December 21, 2013 through December 31, 2013 (the “Successor Period”) for the Company. The Predecessor Period reflects the historical accounting basis in the Predecessor’s assets and liabilities, while the Successor Period reflects assets and liabilities at fair value by allocating the Company’s enterprise value to its assets and liabilities pursuant to accounting guidance related to business combinations.
        Because we conducted no business prior to December 20, 2013, we have presented the results of the Predecessor for the years ended December 31, 2012 and 2011 for comparison purposes. We refer to our year ended December 31, 2013 results as “2013 Combined,” derived from the summation of the results of AP Gaming for the Successor Period and AGS Capital for the Predecessor Period. The discussion of our results of operations contains a comparison of our results for the 2013 Combined period and the results for the Predecessor for the year ended December 31, 2012. The application of accounting guidance related to business combinations did not materially affect the Company’s continuing operations; however the 2013 Combined and year ended December 31, 2012 may yield results that are not fully comparable on a period-by-period basis, particularly with respect to depreciation, amortization, interest income and interest expense. The combined presentation does not comply with generally accepted accounting principles in the United States (“GAAP”) or with the rules of the SEC for pro forma presentation; however, it is presented because we believe it is the most meaningful comparison of our results between periods.
Our financial presentation also includes a number of other operating subsidiaries AGS Capital owns or has owned in the past. AGS Partners LLC, or Partners, was formed on June 22, 2006, and on June 29, 2006, Partners acquired certain assets of Aurora Gaming, Inc., Integrity Gaming, Inc. and Integrity Gaming Nevada, LLC, collectively referred to as Integrity. BOL Finance, LLC, or BOL, was formed by AGS Capital on August 8, 2008, to finance distributors operating in Louisiana. It was capitalized through a note payable to AGS Capital. American Gaming Systems Toronto, Ltd., or AGST, was formed on July 11, 2008, and capitalized through debt and equity contributions from AGS Capital. AGST acquired certain assets of Gametronics, Inc. and Phone-Sweeps, Inc., collectively referred to as Gametronics on November 10, 2008. AGS Illinois, LLLP, or AGSIL, was formed in April 2010 to be our operating subsidiary for operation in Illinois. AGS Financing Corp., or AGS Finance, was formed on March 17, 2011 for the purpose of acting as a co-obligor in certain financing transactions. Promotional Marketing LLC, or Promotional, was formed on August 22, 2008. As of January 19, 2011, BOL and Promotional were merged into AGS, LLC. Additional information on our acquisitions and divestitures is included below in “—Acquisitions and Divestitures.”
Acquisitions and Divestitures
Acquisition by AP Gaming Acquisition, LLC (Successor)
On September 16, 2013, we entered into an Equity Purchase Agreement (as subsequently amended and restated on December 3, 2013, the “Acquisition Agreement”) with AP Gaming Acquisition, LLC (“AP Gaming Acquisition”), an affiliate of Apollo for approximately $220.5 million. The Acquisition Agreement provided for the acquisition of 100% of the equity of AGS Capital, LLC from AGS Holdings, LLC by funds affiliated with Apollo. The Acquisition was consummated on December 20, 2013. See Item 1. “Business—The Acquisition.”
Bluberi Transaction (Predecessor)
On January 9, 2012, we entered into a definitive agreement (the “Definitive Agreement”) with Bluberi Gaming Technologies, Inc., or Bluberi, pursuant to which the we agreed to terminate our existing distribution agreement with Bluberi (the “Existing Distribution Agreement”) and to purchase all of Bluberi’s right, title and interest in certain game titles covered by the Existing Distribution Agreement (the “Bluberi Transaction”). In connection therewith, we agreed to pay $22.8 million to Bluberi and to enter into a five-year service agreement with Bluberi for which we will pay Bluberi a $2.0 million servicing fee paid ratably over the term of the service agreement and a one-time $1.0 million performance-based bonus. According to the Definitive Agreement, $3.5 million was due to Bluberi upon execution of the Definitive Agreement and $19.3 million was due no later than February 28, 2012 subject to certain restrictions as defined. At our option, payment of the $19.3 million could be extended one month by paying $2.5 million no later than February 28, 2012 and could be extended an additional month by paying $2.5 million no later than March 31, 2012, with both payments applying to the $19.3 million balance. On March 27, 2012, an addendum to the Definitive Agreement was executed which eliminated the payment due on March 31, 2012 and replaced it with payments of $500,000 due March 30, 2012, April 6, 2012, April 13, 2012, April 20, 2012, and April 27, 2012. On May 11, 2012, we made our final payment in accordance with the Definitive Agreement and its addendum.
Long-Term Debt
Concurrent with the consummation of the Acquisition, on the Closing Date we entered into our senior secured credit facilities, which consist of a $155 million term loan facility (the “Term Facility”) and a $25 million revolving credit facility (the “Revolving Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”). AP Gaming I, LLC (the “Borrower”), a wholly owned indirect subsidiary of AP Gaming, is the borrower under the Senior Secured Credit Facilities and Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Nomura Securities International, Inc. acted as joint lead arrangers and joint bookrunners for the Senior Secured Credit Facilities. The proceeds of the Term Facility were used by the Borrower, together with the proceeds of the equity contribution and other sources of funds, to pay the consideration for the Acquisition, to refinance the Company’s existing credit facilities and to pay the costs and expenses of the Acquisition and other related transactions. The proceeds of the Revolving Facility will be used by the Borrower from time to time for general corporate purposes and other purposes agreed to with the lenders. The Term Facility will mature on the seventh anniversary of the Closing Date, and the Revolving Facility will mature on the fifth anniversary of the Closing Date. The Term Facility requires scheduled quarterly payments in amounts equal to 0.25% of the original aggregate principal amount of the term loans, with the balance due at maturity. Borrowings under the Senior Secured Credit Facilities are expected to bear interest at a rate equal to, at the Borrower’s option, either LIBOR or the base rate, subject to an interest rate floor plus an applicable margin rate. In addition, on a quarterly basis, the Borrower is required to pay each lender under the Revolving Facility a commitment fee in respect of any unused commitments thereunder at a rate of 0.50% per annum. A portion of the proceeds from the Term Facility was used to repay all amounts outstanding under the Term Loans as defined below.
The Senior Secured Credit Facilities are guaranteed by AP Gaming Holdings, the Borrower’s material, wholly owned domestic subsidiaries (subject to certain exceptions) and AP Gaming NV, LLC, and are secured by a pledge by AP Gaming Holdings of the Borrower’s equity interest directly held by AP Gaming Holdings and a pledge of substantially all of the existing and future property and assets of the Borrower and the subsidiary guarantors and AP Gaming NV, LLC, subject to certain exceptions. The Senior Secured Credit Facilities require that the Borrower maintain a maximum net first lien leverage ratio set at a maximum of 5.5 to 1 beginning with the first quarter ending June 30, 2014. The Senior Secured Credit Facilities contain limitations on additional indebtedness, guarantees, incurrence of liens, investments and distributions, as defined. The Senior Secured Credit Facilities also contain customary events of default included in similar financing transactions, including, among others, failure to make payments when due, default under other material indebtedness, breach of covenants, breach of representations and warranties, involuntary or voluntary bankruptcy, and material judgments.
On August 15, 2012, AGS Capital entered into a $130 million senior secured credit agreement with UBS Securities, LLC (the “Term Loans”). Under this credit agreement, AGS Capital borrowed $115 million as an Initial Term Loan and utilized the proceeds to repay all amounts outstanding under the May 14, 2007 credit agreement and fund operations. The agreement also included a $15 million Delayed Draw Term Loan commitment, of which $7.5 million was freely available to us and was drawn on October 25, 2012, with the remaining $7.5 million draw subject to certain criteria. The Term Loans accrued interest at LIBOR or base rate, at our election, subject to an interest rate floor plus an applicable margin rate. Aggregate principal amounts of the Term Loans were payable in quarterly installments equal to 1.25% of the outstanding balance beginning September 30, 2014, with the final installment payable at August 15, 2016. Concurrent with the consummation of the Acquisition, a portion of the net proceeds from the Senior Secured Credit Facilities was used to repay in full the amounts outstanding under the Term Loans, which totaled approximately $137.9 million in repaid principal, accrued and unpaid interest, breakage fees and the applicable prepayment penalty. During the Predecessor Period the Predecessor recognized a $14.7 million loss on debt retirement which consists of a $6.2 million prepayment penalty, a $8.2 million write-off of unamortized debt issuance costs and discounts and a $0.3 million payment for breakage fees.
In October 2013, AGS Capital entered into financing agreements to purchase 450 gaming machines from various third party suppliers for lease to a company that operates and service slot routes in Illinois. The agreements require monthly payments of interest and principle and have terms ranging from 24 to 36 months and carry an interest rate from 8.0% to 8.5%. The amounts due under these financing agreement were paid in full in connection with the Acquisition.
In January 2014, we entered into a financing agreement to purchase certain gaming devises and/or systems and related equipment in the amount of $2.7 million. The agreement requires monthly payments commencing 90 days from the date of delivery with a term of 36 months at an annual fixed interest rate of 7.5%.

Results of Operations
The following tables set forth certain selected audited consolidated financial data for the periods indicated:

	Successor	Predecessor
	Period from December 21, 2013 through December 31, 2013	Period from January 1, 2013 through December 20, 2013	Year Ended December 31,
			2012	2011
Consolidated Statements of Operations:
Gaming revenue	$1,953,032	$54,076,877	$54,029,397	$52,659,644
Gaming revenue—other	—	795,266	3,762,752	4,270,598
Equipment sales	—	1,557,721	762,958	2,715,580
Total revenues	1,953,032	56,429,864	58,555,107	59,645,822
Operating expenses
Gaming operating expenses	251,418	9,099,428	11,515,204	16,091,095
Cost of equipment sales	—	893,478	395,181	1,060,693
Loss on disposition of assets	—	394,645	450,858	175,626
General and administrative	866,851	16,092,065	14,349,749	13,345,198
Selling and marketing	58,165	3,154,234	3,442,549	3,345,540
Phantom unit compensation	—	542,514	653,596	929,140
Impairment of long lived assets	—	3,364,090	2,711,412	803,506
Impairment of intangibles	—	1,720,864	3,686,414	—
Impairment of goodwill	—	—	18,678,970	—
Write downs and other charges	7,469,101	4,377,820	3,663,886	2,249,436
Depreciation and amortization	929,646	28,966,892	29,454,038	23,643,662
Total operating expenses	9,575,181	68,606,030	89,001,857	61,643,896
Loss from operations	(7,622,149)	(12,176,166)	(30,446,750)	(1,998,074)
Interest expense	485,226	17,116,458	10,269,667	5,832,937
Interest income	—	(1,409,915)	(439,140)	(512,299)
Loss on debt retirement	—	14,661,127	—	—
Other (income) expenses, net	(6,125)	5,133	(66,292)	293,730
Net loss before income taxes	$(8,101,250)	$(42,548,969)	$(40,210,985)	$(7,612,442)
Combined Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Total Revenues
Total revenues were $58.4 million for the 2013 Combined period compared to $58.6 million for the year ended December 31, 2012, which represents a decrease of $0.2 million, or 0.8%. Gaming revenues were $55.8 million for the 2013 Combined period compared to $54.0 million for the year ended December 31, 2012, which represents an increase of $1.7 million, or 3.2%. The decrease in total revenue was primarily a result of the termination of a software license agreement on March 29, 2013; partially offset by the increase in gaming revenues. The increase in gaming revenue was primarily a result of transitioning from predominantly participation based revenue to more lease based revenue, including the addition of an entirely new lease market when we expanded our operations into Illinois.
Operating Expenses
Gaming operating expenses. Total gaming operating expenses were $9.4 million for the 2013 Combined period compared to $11.5 million for the year ended December 31, 2012, which represents a decrease of $2.2 million, or 18.8%. The decrease in gaming operating expenses was primarily a result of the consummation of the Bluberi transaction in May 2012, which reduced Bluberi commissions by approximately $3.0 million in 2013 and $0.4 million capitalization of certain production costs during 2013 that did not occur in 2012; partially offset by an increase facility specific fees and commission fees.
Cost of equipment sales. Cost of equipment sales was $0.9 million for the Combined Period compared to $0.4 million for the year ended December 31, 2012, which represents an increase of $0.5 million, or 126.1%. The increase is due to an increase in equipment sales.
Loss on disposition of assets. Loss on disposition of assets was $0.4 million for the 2013 Combined period compared to $0.5 million for the year ended December 31, 2012, which represents a decrease of $0.1 million, or 12.4%.

General and administrative. General and administrative costs were $17.0 million for the 2013 Combined period compared to $14.4 million for the year ended December 31, 2012, which represents an increase of $2.6 million, or 18.2%. The increase is due to legal fees of $1.2 million related to an arbitration proceeding with a customer, legal fees of $0.4 million related to the filing of our registration statement, as well an increase in payroll costs; partially offset by a decrease in licensing fees related to initial licensing of new jurisdictions expensed in 2012.
Selling and marketing. Selling and marketing costs were relatively consistent at $3.2 million for the 2013 Combined period and $3.4 million for the year ended December 31, 2012.
Phantom unit compensation. Phantom unit compensation expense was $0.6 million for the 2013 Combined period compared to $0.7 million for year ended December 31, 2012, which represents a decrease of $0.1 million, or 17.0%. The expense represents the recognition of the change in the fair value of the phantom units that vested during the two periods.
Impairment of long lived assets. Impairment of long-lived assets represents an impairment loss for obsolete gaming machines. The impairment charge was $3.4 million for the 2013 Combined period compared to $2.7 million for the year ended December 31, 2012, which represents an increase of $0.7 million, or 24.1%.
Impairment of intangibles. Impairment of intangibles was $1.7 million for the 2013 Combined period compared to $3.7 million for the year ended December 31, 2012, which represents a decrease of $2.0 million, or 53.3%. The 2013 Combined period amount relates to a lease incentive associated with a long-term lease with a gaming operator in Illinois entered into in 2010 for which the lease was amended in September 2013. The 2012 amount related to adjusting our net carrying value of the cashless gaming system licenses required to operate certain gaming machines. The remaining amount related to customer agreements and internally developed software associated with a licensing agreement held by AGS Toronto, which we terminated in March 2013.
Impairment of goodwill. Impairment of goodwill was $0 and $18.7 million for the 2013 Combined period and the year ended December 31, 2012, respectively. The 2012 impairment, which accounted for the entire balance, was primarily the result of actual results not meeting our long-term operating plan.
Write downs and other charges. Write downs and other charges were $11.8 million and $3.7 million for the 2013 Combined period and the year ended December 31, 2012, respectively, which represents an increase of $8.1 million, or 218.9%. The majority of the 2013 Combined period costs related to transaction expenses incurred with respect to the Acquisition. The amounts for 2012 consist of $3.5 million of debt-related costs related to our prior credit facility, which was paid off with the proceeds of the Term Loans, and other costs incurred for unsuccessful financing transactions, and $0.2 million for consulting fees paid to a related party.
Depreciation and amortization. Depreciation and amortization was $29.9 million for the 2013 Combined period compared to a $29.5 million for the year ended December 31, 2012, which represents an increase of $0.4 million, or 1.4%.
Other (Income) Expense, net
Interest expense. Interest expense was $17.6 million for the 2013 Combined period and $10.3 million for the year ended December 31, 2012, which represents an increase of $7.3 million, or 70.9%. The increase in interest expense was primarily due to the increased interest rate for the new credit agreement entered into in August 2012.
Interest income. Interest income was $1.4 million for the 2013 Combined period compared to $0.4 million for the year ended December 31, 2012. The increase in interest income was primarily the result of additional interest recognized on the loans to the gaming operators in the Illinois VGT market partially offset by a decrease in the outstanding principal amount of our other development agreement notes receivable generating interest income.
Loss on debt retirement. Loss on debt retirement was $14.7 million for the 2013 Combined period compared to $0 for the year ended December 31, 2012, which represents an increase of $14.7 million. The expense for the 2013 Combined period consisted of a $6.5 million early termination penalty, $4.2 million in deferred financing costs and $4.0 in debt discount related to the new credit facility entered into in 2012 that was paid off as part of the Acquisition.
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Total Revenues
Total revenues were $58.6 million for 2012 compared to $59.6 million for 2011, which represents a decrease of $1.0 million, or 1.7%. Gaming revenues were $54.0 million for 2012 compared to $52.7 million for 2011, which represents an increase of $1.3 million, or 2.5%. The increase in gaming revenue was primarily a result of an increase in the install base of leased games, which yielded a higher fee per day compared to participation games. Equipment sales were $0.8 million for 2012 compared to $2.7 million for 2011, which represents a decrease of $1.9 million, or 71.9%. The decrease in equipment sales was primarily due to our decision to focus on the recurring revenue portion of our business rather than game sales, which resulted in fewer units being sold in 2012 compared to 2011. We prefer the recurring revenue model due to the predictability of revenues and associated cash flows that game sales do not offer since many of the underlying contracts in our recurring revenue business are multi-year in nature.
Operating Expenses
Gaming operating expenses. Total gaming operating expenses were $11.5 million for 2012 compared to $16.1 million for 2011, which represents a decrease of $4.6 million, or 28.6%. The decrease in gaming operating expenses was primarily a result of the consummation of the Bluberi transaction in May 2012. Bluberi commissions were $3.2 million in 2012 compared to $7.8 million in 2011.
Cost of equipment sales. Cost of equipment sales were $0.4 million for 2012 compared to $1.1 million for 2011, which represents a decrease of $0.7 million, or 62.7%. The decrease in cost of equipment sales was primarily a result of fewer equipment sales as described above.
Loss on disposition of assets. Loss on disposition of assets was $0.5 million for 2012 compared to $0.2 million for 2011, which represents an increase of $0.3 million, or 156.7%. The loss for 2012 represents two material dispositions, while the 2011 loss was primarily a result of a loss on the sale of gaming equipment in the fourth quarter of 2011 and the loss on written off gaming equipment in Mexico partially offset by the return of gaming equipment by the state of Alabama which was previously written off.
General and administrative. General and administrative costs were $14.4 million for 2012 compared to $13.3 million for 2011, which represents a increase of $1.1 million, or 7.5%. The increase in general and administrative costs for 2012 was due primarily to an increase in research and development and payroll costs.
Selling and marketing. Selling and marketing costs were $3.4 million for 2012 compared to $3.3 million for 2011, which represents an increase of $0.1 million, or 2.9%. The increase in selling and marketing costs was primarily a result of higher commission expense partially offset by lower general selling costs.
Phantom unit compensation. Phantom unit compensation expense was $0.7 million for 2012 compared to $0.9 million for 2011, which represents a decrease of $0.2 million or 29.7%. The 2012 costs represent the recognition of the change in the fair value of the phantom units that vested during 2012.
Impairment of long lived assets. Impairment of long-lived assets represents an impairment loss for obsolete gaming machines. The impairment was $2.7 million for 2012 compared to $0.8 million for 2011, which represents an increase of $1.9 million, or 237.4%. The increase is primarily due to a greater number of gaming machine we do not expect to use for future deployments resulting from our decision to focus on newer cabinet models.
Impairment of intangibles. Impairment of intangibles was $3.7 million for 2012, $2.9 million of which related to adjusting our net carrying value of the cashless gaming system licenses required to operate certain gaming machines. The remaining amount related to customer agreements and internally developed software associated with a licensing agreement held by AGS Toronto, which we terminated in March 2013. There was no impairment for intangibles in 2011.
Impairment of goodwill. Impairment of goodwill was $18.7 million for 2012. The 2012 impairment, which accounted for the entire balance, was primarily the result of actual results not meeting our long-term operating plan. There was no impairment for goodwill in 2011.
Write downs and other charges. Write downs and other charges were $3.7 million for 2012 compared to $2.2 million for 2011, which represents an increase of $1.5 million, or 68.2%. The amounts for 2012 consist of $3.5 million of debt-related costs related to our prior credit facility, which was paid off with the proceeds of the Term Loans, and other costs incurred for unsuccessful financing transactions, and $0.2 million for consulting fees paid to a related party. The 2011 costs solely relate to unsuccessful financial transactions.
Depreciation and amortization. Depreciation and amortization expense was $29.5 million for 2012 compared to $23.6 million for 2011, which represents an increase of $5.9 million, or 25.0%. The increase in depreciation was primary related to additional costs for new gaming machines including the new deployments for Illinois VGT market. The increased amortization expense was primarily a result of the amortization of the intangible associated with the Bluberi transaction that was completed in May 2012 as well as an increase in internally developed software, partially offset by certain intangibles that were fully amortized in 2012.

Other (Income) Expenses
Interest expense. Interest expense was $10.3 million for 2012 compared to $5.8 for 2011, which represents an increase of $4.5 million, or 76.1%. The increase in interest expense was primarily related to the increased interest rate for the Term Loans, which we entered into in August 2012.
Interest income. Interest income was $0.4 million for 2012 compared to $0.5 million for 2011, which represents a decrease of $0.1 million. The decrease in interest income was primarily the result of a decrease in the outstanding principal amount of our development agreement notes receivable generating interest income. Of the $12.4 million of notes receivable as of December 31, 2012, $10.1 million is related to loans to gaming operators in the Illinois VGT market. Of the $10.1 million for Illinois we are recognizing interest income on $0.8 million which is a percentage basis of live units to expected total deployments.
Other. We recorded other income of $0.1 million for 2012 compared to other expenses of $0.3 million for 2011, primarily as a result of a change in foreign currency exchange.
Liquidity and Capital Resources
We expect that primary ongoing liquidity requirements will be for capital expenditures, working capital, debt servicing, game development and other customer acquisition activities. We expect to finance these liquidity requirements through a combination of cash on hand and cash flows from operating activities.
As of December 31, 2013, we had $21.7 million in cash and cash equivalents and $160.5 million of outstanding indebtedness (not including the discount), under our existing Term Facility and other long-term debt agreements. At December 31, 2013 we had no amounts drawn on our Revolving Facility. As of December 31, 2012, the Predecessor had $6.5 million in cash and cash equivalents and $122.9 million of outstanding indebtedness (not including the discount), which consisted of $122.5 million of outstanding indebtedness under Term Loans, and a $0.4 million note payable to Aristocrat.
Concurrent with the consummation of the Acquisition, on December 20, 2013 (the “Closing Date”) we entered into our senior secured credit facilities, which consist of a $155 million Term Facility and a $25 million Revolving Facility. AP Gaming I, LLC (the “Borrower”), a wholly owned indirect subsidiary of AP Gaming, is the borrower under the Senior Secured Credit Facilities and Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Nomura Securities International, Inc. acted as joint lead arrangers and joint bookrunners for the Senior Secured Credit Facilities.
The proceeds of the Term Facility were used by the Borrower, together with the proceeds of the equity contribution and other sources of funds, to pay the consideration for the Acquisition, to refinance the Company’s existing credit facilities and to pay the costs and expenses of the Acquisition and other related transactions. The proceeds of the Revolving Facility will be used by the Borrower from time to time for general corporate purposes and other purposes agreed to with the lenders.
The Term Facility will mature on the seventh anniversary of the Closing Date, and the Revolving Facility will mature on the fifth anniversary of the Closing Date. The Term Facility requires scheduled quarterly payments in amounts equal to 0.25% of the original aggregate principal amount of the term loans, with the balance due at maturity. Borrowings under the Senior Secured Credit Facilities are expected to bear interest at a rate equal to, at the Borrower’s option, either LIBOR or the base rate, subject to an interest rate floor plus an applicable margin rate. In addition, on a quarterly basis, the Borrower is required to pay each lender under the Revolving Facility a commitment fee in respect of any unused commitments thereunder at a rate of 0.50% per annum.
The Senior Secured Credit Facilities are guaranteed by AP Gaming Holdings, the Borrower’s material, wholly owned domestic subsidiaries (subject to certain exceptions) and AP Gaming NV, LLC, and are secured by a pledge by AP Gaming Holdings of the Borrower’s equity interest directly held by AP Gaming Holdings and a pledge of substantially all of the existing and future property and assets of the Borrower and the subsidiary guarantors and AP Gaming NV, LLC, subject to certain exceptions. The Senior Secured Credit Facilities require that the Borrower maintain a maximum net first lien leverage ratio set at a maximum of 5.5 to 1 beginning with the first quarter ending June 30, 2014. The Senior Secured Credit Facilities contain limitations on additional indebtedness, guarantees, incurrence of liens, investments and distributions, as defined. The Senior Secured Credit Facilities also contain customary events of default included in similar financing transactions, including, among others, failure to make payments when due, default under other material indebtedness, breach of covenants, breach of representations and warranties, involuntary or voluntary bankruptcy, and material judgments.
Based on our current business plan, we believe that our existing cash balances, cash generated from operations and availability under the Revolving Facility will be sufficient to meet our anticipated cash needs for at least the next twelve months and that we will be in compliance with the Senior Secured Credit Facilities, including the maximum net first lien leverage ratio for the quarters ended June 30, 2014, September 30, 2014 and December 31, 2014. However, our future cash requirements could be higher than we currently expect as a result of various factors. Our ability to meet our liquidity needs could be adversely affected if we suffer adverse results of operations, or if we violate the covenants and restrictions to which we are subject under the credit facility. Additionally, our ability to generate sufficient cash from our operating activities is subject to general economic, political, regulatory, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under our existing credit facility in an amount sufficient to enable us to pay our service or repay our indebtedness or to fund our other liquidity needs, and we may be required to seek additional financing through credit facilities with other lenders or institutions or seek additional capital through private placements or public offerings of equity or debt securities.
The following table summarizes our historical cash flows:

	Successor	Predecessor
	Period from December 21, 2013 through December 31, 2013	Period from January 1, 2013 through December 20, 2013	Year Ended December 31, 2012
Cash Flow Information:
Net cash (used in) provided by operating activities	$(8,625,741)	$10,889,878	$18,849,508
Net cash used in investing activities	(216,301,793)	(28,894,285)	(51,776,140)
Net cash provided by financing activities	243,448,201	14,323,261	28,806,374
Effect of exchange rates on cash and cash equivalents	(49,856)	406,777	(121,069)
Net increase (decrease) in cash and cash equivalents	$18,470,811	$(3,274,369)	$(4,241,327)
Net cash (used in) provided by operating activities
The Company has historically produced a loss from operations due mainly to the capital nature of the business and the resulting depreciation and amortization expense. For the Successor Period, net cash used in operating activities included an $8.2 million loss primarily attributed to $7.5 million payment in write downs and other charges for fees related to the Acquisition. During the Predecessor Period and for the years ended December 31, 2012 and 2011, the net operating losses were further impacted by the impairments that were recorded. Net cash provided by operating activities was $10.9 million for the Predecessor Period compared to $18.8 million for the year ended December 31, 2012, representing a decrease of $7.9 million. The decrease is primarily due to a decrease in income from operating activities, excluding non-cash expenses, and a payment of $2.1 million on the Phantom unit plan offset by a $5.2 million increase in working capital.
Net cash used in investing activities
Net cash used in investing activities for the Successor Period was $216.3 million, which consisted of $215.0 million in cash paid for the Acquisition and $1.0 million for gaming equipment, vehicles and other equipment purchases. Net cash used in investing activities for the Predecessor Period was $28.9 million compared to $51.8 million during the year ended December 31, 2012, representing a decrease of $22.9 million. The decrease is primarily due to a decrease in purchases of intangible assets of $18.5 million, as $19.9 million was spend last year on the Bluberi transaction, and a reduction in advances to customers of $6.0 million offset by an increase in purchases of gaming equipment, vehicles and other equipment of $1.1 million and an increase in software development of $0.8 million.
Net cash provided by financing activities
Net cash provided by financing activities for the Successor period, was $243.4 million which consisted of $100.0 million in proceeds from the issuance of common stock and $150.3 million in net proceeds from the issuance of the Senior Secured Credit Facilities, offset by $6.9 million paid in deferred loan costs. Net cash provided by financing activities for the Predecessor Period was $14.3 million compared to $28.8 million provided by financing activities during the year ended December 31, 2012, representing a decrease of $14.5 million. The decrease in net cash provided by financing activities was primarily due to a significant decrease of approximately $109.8 million in borrowing in the Predecessor Period compared to 2012 offset by a member contribution of $144.1 million in the Predecessor Period compared to a $50.7 million member contribution in 2012.
Off-Balance Sheet Arrangements
We do not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Significant Accounting Policies and Critical Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make decisions based upon estimates, assumptions and factors we consider relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ materially from those anticipated.
We believe that the following critical accounting policies and underlying estimates and judgments involve a higher degree of complexity than others do:
Management considers an accounting estimate to be critical if:

•	It requires assumptions to be made that were uncertain at the time the estimate was made, and

•	Changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operation or financial condition.
Revenue Recognition
The majority of our gaming revenue is recurring and generated under participation agreements whereby we provide electronic gaming machines and systems in return for a percentage these gaming machines generate or a daily licensing fee. Under these arrangements, we generally retain ownership of the gaming equipment installed at customer facilities and are responsible for providing ongoing maintenance and support of the equipment. Certain arrangements require a portion of the revenue generated by our equipment to be set aside to be used to fund facility-specific marketing, advertising, promotions and service. These amounts are offset against revenue. We record revenue from our participation agreements based on the revenue generated by our machines during the reporting period factoring in the specified revenue share percentage for each customer. We record revenue from daily fee agreements based on the number of operating machine days during the reporting period multiplied by the specified daily fee per gaming unit or other denominator specified in the contracts.
Revenues from the stand-alone product sales or separate accounting units are recorded when:

•	persuasive evidence of an arrangement exists;

•	the sales price is fixed and determinable;

•	delivery has occurred and services have been rendered; and

•	collectability is probable.
The Company believes that the sale of its machines, and installation, training, service and removal thereof do not meet all the criteria in ASC 605-25-25-5. The Company believes the criteria in paragraph 5(a) is met because its customers buy gaming machines of similar functionality and configuration from other suppliers in the Company’s industry, while the Company believes the criteria in paragraph 5(c) is not met because it does not offer a general right of return and installation and training is performed typically or within a day of the delivery of the machine to the customer. The majority of the Company’s lease agreements includes a requirement for the Company to service games should failures occur. The cost related to the servicing of these machines is expensed as incurred and is not significant compared to the total revenue generated from the lease contract. Further, the Company does not offer the servicing of machines (i.e., extended warranties) as a separate deliverable to customers as a matter of practice.
Notes Receivable and Development Agreements
We enter into development agreements to provide financing for the construction of new gaming facilities or the expansion of existing facilities. The agreements generally come in two forms. The first is in the form of a loan or note receivable. Interest income is recognized on the repayment of the notes based on the stated rate or, if not stated explicitly in the development agreement, on an imputed interest rate. If the interest rate is to be imputed, a discount to the note receivable and a corresponding intangible is recorded. The intangible is recognized in the financial statements as a contract right under development agreement and amortized on a straight-line basis as a reduction in revenue over the term of the agreement (Assumption #1). The second is in the form of an advance that is not expected to be repaid. These advances are accounted for as customer rights and amortized over the term of the agreement on a straight-line basis as a reduction in revenue. In both scenarios, the customer generally allocates to us a certain percentage of the floor or specified number of electronic gaming machines to be placed by us in the facility under a long-term equipment lease agreement whereby we receive a share of the revenues generated by our games or a fixed daily fee per game. Certain agreements contain performance standards for our gaming terminals that could allow the facility to reduce a portion of our guaranteed floor space. In the event a portion of the guaranteed floor space is reduced, the Company would recognize an impairment of the associated intangible. For our note receivables, terms regarding repayment of our loans or advances vary by agreement. In some agreements, we are repaid out of the incremental facility revenue or profit generated by the expansion in proportion to the amount of the overall funding we provided. It is also typical to have agreements where our loans or advances are repaid based on fixed monthly payments or other amortization schedule. Interest income related to notes receivable is recorded as interest income over the life of the note receivable and any related fees or costs to establish the notes are charged to general and administrative as incurred in the Consolidated Statement of Operations and Comprehensive Loss. We have not sold our notes receivable to third parties, so we do not have any off-balance sheet liabilities for factored receivables.
The Company assesses the impairment of notes whenever events or changes in circumstances indicate the carry value may not be realized. Impairment is measured based on the present value of the expected future cash flows and is recorded as bad debt expense in the period of assessment (Assumption #2). For the Predecessor Period and the years ended December 31, 2012 and 2011, the Predecessor recorded an impairment of notes of approximately $0.1 million, $0 and $0, respectively.
The Company monitors the credit quality of its notes receivable by reviewing an aging of related customer invoices. Invoices are considered past due if a scheduled payment is not received within agreed upon terms. The Company also reviews a variety of other relevant qualitative information such as collection experience, economic conditions and specific customer financial conditions to evaluate credit risk in recording the allowance for doubtful accounts or as an indicator of an impaired loan.
The Company accrues interest, if applicable, on its notes receivables per the terms of the agreement. Interest is not accrued on notes considered past due, or individual amounts that the Company has determined and specifically identified as not collectible. Interest recognition will resume once the notes are not considered past due.
Notes and the related allowance are charged off when we have exhausted all efforts of collection and the it is deemed uncollectible.
Assumptions/Approach used for Assumption #1: Intangibles that result from our notes receivable and development agreements are generally amortized over the life of the contract, using the straight-line method of amortization, which is recorded as a reduction of revenue generated from the gaming facility. We use a straight-line amortization method, as a pattern of future benefits cannot be readily determined.
Effect if Different Assumptions used for Assumption #1: While we believe that the use of the straight-line method of amortization is the best way to account for the intangible that results from our notes receivable and development agreement activity, the use of an alternative method could have a material effect on the amount recorded as a reduction to revenue in the current reporting period.
Assumptions/Approach used for Assumption #2: We estimate cash flows directly associated with the use of the intangible assets to test recoverability and remaining useful lives based upon forecasted product revenues and cash flows. In developing estimated cash flows, we incorporate assumptions regarding future performance, including estimations of win per day and estimated units. When the carrying amount exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the asset, we then compare the carrying amount to its current fair value. We recognize an impairment loss if the carrying amount is not recoverable and exceeds its fair value.
Effect if Different Assumptions used for Assumption #2: Impairment testing requires judgment, including estimations of cash flows, and determinations of fair value. While we believe our estimates of future revenues and cash flows are reasonable, different assumptions could materially affect the measurement of useful lives, recoverability and fair value. If actual cash flows fall below initial forecasts, we may need to record additional amortization and/or impairment charges.
Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts related to our accounts receivable and notes receivable that have been deemed to have a high risk of collectability. We review our accounts receivable and notes receivable on a monthly basis to determine if any receivables will potentially be uncollectible. We analyze historical collection trends and changes in our customers’ payment patterns, customer concentration and credit worthiness when evaluating the adequacy of our allowance for doubtful accounts (Assumption #1). A large percentage of receivables are with Native American tribes that have their casinos and gaming operations in the state of Oklahoma, and we have concentrations of credit risk with several tribes. Despite the industry, geographic and customer concentrations related to our receivables, due to our historical experience with receivable collections, management considers credit risk to be minimal with respect to accounts receivable. We include any receivable balances that are determined to be uncollectible in our overall allowance for doubtful accounts. Changes in our assumptions or estimates reflecting the collectability of certain accounts could materially affect our allowance for both trade and notes receivable.

Assumptions/Approach used for Assumption #1: We estimate our allowance for doubtful accounts based on historical collection trends, changes in our customers’ payment patterns, customer concentration and credit worthiness.
Effect if Different Assumptions used for Assumption #1: Recording an allowance for doubtful accounts requires judgment. While we believe our estimates are reasonable, if actual cash collections fall below our expectations, we may need to record additional bad debt expense.
Inventories
Inventories consist primarily of parts and supplies that are used to repair and maintain machinery and equipment, as well as gaming equipment under construction or held for sale. Inventories are stated at the lower of cost or market. Cost of inventories is determined using the first-in, first-out (FIFO) method for all components of inventory. We regularly review inventory quantities and update estimates for the net realizable value of inventories to identify excess or obsolete inventory. This process includes examining the carrying values of parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose). Some of the factors involved in this analysis include the overall levels of our inventories, the current and projected demand including forecasted lease and sales levels for such products (Assumption #1), the projected markets for such products and the costs required to lease or sell the products, including refurbishment costs. Inventory is also subject to technical obsolence.
Assumptions/Approach used for Assumption #1: Our estimates of net realizable value of inventory take into account projected usage including lease and sales levels that will utilize the existing inventory to assist in determining the net realizable value of the inventory at a balance sheet date. If inventory has no projected usage, it is written down to current market values (less costs to sell and dispose).
Effect if Different Assumptions used for Assumption #1: Although we believe our estimate of inventory usage are reasonable, different assumptions could materially affect the inventories net realizable value. If actual inventory usage is lower than our projections, additional inventory write-downs may be required.
Gaming Equipment, Vehicles and Other Equipment
The cost of gaming equipment consisting of gaming machines, servers and other support equipment as well as vehicles and other equipment, are depreciated over their estimated useful lives, generally using the straight-line method for financial reporting. We annually evaluate the estimated lives used to depreciate assets (Assumption #1). We measure recoverability of assets to be held and used by comparing the carrying amount of an asset to future cash flows expected to be generated by the asset (Assumption #2). Our policy is to record an impairment, when necessary, for excess or obsolete gaming machines on hand that we do not expect to be used. Impairments are based upon several factors, including estimated forecast of gaming terminal demand for placement into casinos.
Assumptions/Approach used for Assumption #1: The carrying value of the asset is determined based upon management’s assumptions as to the useful life of the asset, where the assets are depreciated over the estimated life on a straight line basis over five years.
Effect if different assumptions used for Assumption #1: While we believe the useful lives that we use are reasonable, different assumptions could materially affect the carrying value of the assets, as well as the depreciation expense recorded.
Assumptions/Approach used for Assumption #2: We estimate cash flows directly associated with the use of the gaming equipment to test recoverability and remaining useful lives based upon forecasted product revenues and cash flows. In developing estimated cash flows, we incorporate assumptions regarding future performance, including estimations of win per day and estimated units. When the carrying amount exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the asset, we then compare the carrying amount to its current fair value. We recognize an impairment loss if the carrying amount is not recoverable and exceeds its fair value.
Effect if Different Assumptions used for Assumption #2: Impairment testing requires judgment, including estimations of cash flows, and determinations of fair value. While we believe our estimates of future revenues and cash flows are reasonable, different assumptions could materially affect the measurement of useful lives, recoverability and fair value. If actual cash flows fall below initial forecasts, we may need to record additional amortization and/or impairment charges.
Intangible Assets, other than goodwill
The Company reviews its identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates definite-lived intangible assets for impairment based on the ability of the asset to generate cash flows in excess of its carrying amount, using an undiscounted cash flow analysis (Assumption #1). If the undiscounted cash flows are not sufficient to recover the asset’s carrying amount, impairment is recorded to the extent the fair value of the definite-lived intangible asset exceeds its carrying value.
The brand name intangible asset has an indefinite useful life. We do not amortize the brand name intangible, but instead test for possible impairment at least annually or when circumstances warrant. We perform a qualitative assessment to determine if it is more likely than not that the fair value of the asset is less than its carrying amount. If we believe, as a result of our qualitative assessment, that it is more likely than not that the fair value of the asset is less than its carrying amount, the quantitative impairment test is required.
We group our definite-lived intangible assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company groups our identifiable intangible assets and reviews them for impairment according to the groupings below:

•
Contract rights under development agreements, customer relationships and agreements – Contract rights under development agreements relate to the discounts on development note receivables loans that have been extended to customers at no interest rate in exchange for a fixed number of gaming terminal placements in the customer’s facility. The Company receives a fixed percentage of those gaming terminals’ win per day over the term of the agreement or a daily fee per gaming terminal. Contract rights under development agreements are amortized over the term of the agreement as a reduction in revenue. Our impairment analysis incorporates reviewing the future expected revenues and cash flows under the respective contracts in comparison to the underlying net book value of the associated intangible. Customer relationships and agreements represent the cash advances to customers that are not expected to be repaid in exchange for a fixed number of gaming terminal placements in the customer’s facility. The Company receives a fixed percentage of those gaming terminals’ win per day over the term of the agreement or a daily fee per gaming terminal. Customer relationships and agreements are amortized over the term of the agreement as a reduction in revenue. Our impairment analysis incorporates the reviewing future expected revenues and cash flows with these related customer under the respective contracts in comparison to the underlying net book value of the associated intangible;

•
Third-party licenses – these intangibles represent the rights to license third party gaming titles that the Company has purchased for use in its gaming terminals. Third-party licenses are amortized to operating expense over the shorter of the term of the license or the expected life of the titles, whichever is shorter. Our impairment analysis incorporates the future expected revenues and cash flows of the title or gaming titles in comparison to their underlying net book value of the associated intangible;

•
Internally developed gaming software – these intangibles represent software development costs that are capitalized once technological feasibility has been established and are amortized when the software is placed into service. Any subsequent software maintenance costs, such as bug fixes and subsequent testing, are expensed as incurred. Discontinued software development costs are expensed when the determination to discontinue is made. Software developments costs are amortized over the expected life of the title or group of titles, if applicable, to amortization expense.

•
Purchased software – these intangibles represent the license to operate the ticket-in-ticket-out (“TITO”) technology associated with many of the Company’s gaming terminals. These costs are amortized over the expected life of the underlying gaming terminal. These TITO intangible assets are included with a gaming terminal and are not transferrable to other gaming terminals once placed into service; therefore, our impairment analysis is incorporated with our review for impairment of the underlying gaming terminal. We evaluate the future revenues and cash flows associated with the underlying gaming terminal in comparison to the underlying net book value of the gaming terminal and associated TITO intangible asset.

The Company reviews its definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Examples of such events or changes in circumstances include the following:

•
Contract rights under development agreements, customer relationships and customer agreements (1) other than temporary decrease in revenue and cash flows associated with a particular customer (2) reduction in amount of gaming terminal placements in the customer’s facility;

•	Third-party licenses – other than temporary decreases in revenue and cash flows associated with a gaming title or group of gaming titles;

•	Internally developed gaming software – other than temporary decreases in revenue and cash flows associated with a gaming title or group of gaming titles; and

•	Purchase software – other than temporary decreases in revenue and associated cash flow associated with a specific gaming terminal.
Impairment is reviewed at a minimum on a quarterly basis. If indicators exist which causes the Company to perform an interim impairment test, the Company will compare the estimated undiscounted cash flows to the carrying value to determine if these cash flows are sufficient to recover the intangible assets’ carrying amount. If the undiscounted cash flows are insufficient, an impairment loss is measured to the extent the fair value of the asset is less than its carrying amount. The Predecessor recognized an impairment charge of approximately $1.7 million, $3.7 million and $0 for the Predecessor Period and the years end December 31, 2012 and 2011, respectively.
Assumptions/Approach used for Assumption #1: We estimate cash flows directly associated with the use of the intangible assets to test recoverability and remaining useful lives based upon forecasted product revenues and cash flows. In developing estimated cash flows, we incorporate assumptions regarding future performance, including estimations of win per day and estimated units. When the carrying amount exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the asset, we then compare the carrying amount to its current fair value. We recognize an impairment loss if the carrying amount is not recoverable and exceeds its fair value.
Effect if Different Assumptions used for Assumption #1: Impairment testing requires judgment, including estimations of cash flows, and determinations of fair value. While we believe our estimates of future revenues and cash flows are reasonable, different assumptions could materially affect the measurement of useful lives, recoverability and fair value. If actual cash flows fall below initial forecasts, we may need to record additional amortization and/or impairment charges.
Goodwill
We perform an annual goodwill impairment test on September 30 and between annual tests if indicators of impairment exist, such as a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, or a loss of key personnel. The first step of the two-step annual impairment test involves comparing the fair value of the Company’s reporting unit with its aggregate carrying value, including goodwill. The Company determines the fair value of its reporting unit using the income approach (discounted cash flow method) (Assumption #1). If the carrying amount of the reporting unit exceeds its fair value, the Company performs the second step of the annual impairment test to determine the amount of goodwill impairment loss. The second step of the annual impairment test involves comparing the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill.
Assumptions/Approach used for Assumption #1: In the first step of the goodwill impairment test, we estimate the fair value our reporting unit and compare that to the carrying value. Fair value is based upon forecasted product revenues and cash flows. In developing estimated cash flows, we incorporate assumptions regarding future performance, including estimations of win per day and estimated units. When the carrying amount exceeds fair value, we then compare the carrying amount of goodwill to the implied fair value of goodwill. We recognize an impairment loss if the carrying amount is exceeds the implied fair value.
Effect if Different Assumptions used for Assumption #1: Impairment testing requires judgment, including estimations of cash flows, and determinations of fair value. While we believe our estimates of future revenues and cash flows are reasonable, different assumptions could materially affect the measurement of useful lives, recoverability and fair value. If actual cash flows fall below initial forecasts, we may need to record additional amortization and/or impairment charges.
Income Taxes
We account for income taxes under accounting guidance for income taxes, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the accounting guidance, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Future tax benefits are recognized to the extent that realization of those benefits is considered more likely than not and a valuation allowance is established for deferred tax assets which do not meet this threshold.

Costs of Computer Software
Internally developed gaming software is accounted for under FASB ASC Topic 985-20, Costs of Software to Be Sold, Leased or Marketed, and is stated at cost, which is amortized over the estimated useful lives of the software, generally using the straight-line method (Assumption #1). Software development costs are capitalized once technological feasibility has been established and are amortized when the software is placed into service. Any subsequent software maintenance costs, such as bug fixes and subsequent testing, are expensed as incurred. Discontinued software development costs are expensed when the determination to discontinue is made. Software developments costs are amortized over the expected life of the title or group of titles, if applicable, to amortization expense.
On a quarterly basis, we compare the net book value of our internally developed computer software to the net realizable value on a product by product basis. The net realizable value is determined based upon certain assumptions, including the expected future revenues and net cash flows of the gaming titles or group of gaming titles utilizing that software, if applicable (Assumption #2). For the year ended December 31, 2012, the Predecessor recognized an impairment charge of approximately $0.8 million for internally developed costs that related to a licensing agreement held by AGS Toronto, which the Company terminated in March 2013. These assets have no future value and were written off accordingly.
Assumptions/Approach used for Assumption #1: Internally developed gaming software intangibles are generally amortized over the expected life of the product, using the straight-line method of amortization, to amortization expense. We use a straight-line amortization method, as the associated revenue from our revenue share or daily fee arrangements is relatively consistent over the life of the product.
Effect if Different Assumptions used for Assumption #1: While we believe that the use of the straight-line method of amortization is the best way to account for the internally developed gaming software intangible, if the timing of actual revenues varies from forecasted revenues, our estimate and timing of the amortization may have to be altered.
Assumptions/Approach used for Assumption #2: We estimate the revenues and net cash flows from our internally developed software intangible on a product by product basis to compare net book value to net realizable value. In developing estimated revenues and cash flows, we incorporate assumptions regarding future performance, including estimations of win per day and estimated units. When the carrying amount exceeds the net realizable value, the excess is written off.
Effect if Different Assumptions used for Assumption #2: Determining net realizable value requires judgment, including estimations of forecasted revenue and cash flows. While we believe our estimates of future revenues and cash flows are reasonable, different assumptions could materially affect the measurement of net realizable value.
Research and Development
We conduct research and development activities primarily to develop new gaming platforms and gaming content. These research and development costs consist primarily of salaries and benefits and are expensed as incurred. Once the technological feasibility of a project has been established, capitalization of development costs begins until the product is available for general release. Research and development expenses were approximately $28,000, $1.9 million, $2.1 million and $1.8 million for the Successor Period, the Predecessor Period and the years ended December 31, 2012 and 2011, respectively, and are included as a component of general and administrative expense.
Contingencies
We assess our exposures to loss contingencies, including claims and legal proceedings, and accrue a liability if a potential loss is considered probable and the amount can be estimated. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, if the actual loss from a contingency differs from our estimate, there could be a material impact on our results of operations or financial position. Operating expenses associated with contingencies, including legal fees, are expensed when incurred.

Contractual Obligations
The following table contains information on our contractual obligations and commitments as of December 31, 2013:

		Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Long term debt	$160,531,000	$1,550,000	$3,100,000	$3,100,000	$152,781,000
Estimated interest payment	103,397,482	14,606,771	28,816,473	28,195,978	31,778,260
Operating leases	930,541	440,490	490,051	—	—
Total	$264,859,023	$16,597,261	$32,406,524	$31,295,978	$184,559,260
Recently Issued Accounting Standards
In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that amends the presentation requirements of an unrecognized tax benefit when a loss or other carryforward exists. The update would require the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. The effective date for this update is for the annual and interim periods beginning after December 15, 2013. The Company is currently evaluating the impact, if any, of adopting this statement on its consolidated financial statements.
In July 2012, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, (“ASU 2012-02”). ASU 2012-02 amends the guidance in Accounting Standards Codification 350-302 on testing indefinite-lived intangible assets, other than goodwill, for impairment by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. In addition, ASU 2012-02 does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption being permitted. The adoption of this standard did not have a material effect on our financial position or results of operations.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rates. Our primary exposure to market risk is interest rate risk associated with our long-term debt, which accrues interest at variable rates. The Senior Secured Credit Facilities accrue interest at LIBOR or the base rate, at our election, subject to an interest rate floor plus an applicable margin rate.
In connection with the development agreements we enter into with some of our customers, we provide financing for the construction of new gaming facilities or the expansion of existing facilities, which are generally required to be repaid. As a result of these notes receivable, we are subject to market risk with respect to interest rate fluctuations.
Any material increase in prevailing interest rates could cause us to incur significantly higher interest expense. These factors have not increased significantly, therefore no significant changes have been made in our strategies to manage any of these exposures. We evaluate our exposure to market risk by monitoring interest rates in the market place.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The information required by this item is contained in the financial statements listed in Item 15(a) of this Annual Report on Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls.
The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.
Management’s Annual Report on Internal Control Over Financial Reporting
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting as the Company is a newly public company. Further, an attestation report of the Company’s independent registered public accounting firm is not included as non-accelerated filers are exempt from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002.
Changes in Internal Controls
No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
Apollo has provided notice to us that, as of October 24, 2013, certain investment funds managed by affiliates of Apollo beneficially owned approximately 22% of the limited liability company interests of CEVA Holdings, LLC (“CEVA”). Under the limited liability company agreement governing CEVA, certain investment funds managed by affiliates of Apollo hold a majority of the voting power of CEVA and have the right to elect a majority of the board of CEVA. CEVA may be deemed to be under common control with us, but this statement is not meant to be an admission that common control exists. As a result, it appears that we are required to provide disclosures as set forth below pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”) and Section 13(r) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Apollo has informed us that CEVA has provided it with the information below relevant to Section 13(r) of the Exchange Act. The disclosure below does not relate to any activities conducted by us and does not involve us or our management. The disclosure relates solely to activities conducted by CEVA and its consolidated subsidiaries. We have not independently verified or participated in the preparation of the disclosure below.
“Through an internal review of its global operations, CEVA has identified the following transactions in an Initial Notice of Voluntary Self-Disclosure that CEVA filed with the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”) on October 28, 2013. CEVA’s review is ongoing. CEVA will file a further report with OFAC after completing its review.

The internal review indicates that, in February 2013, CEVA Freight Holdings (Malaysia) SDN BHD (“CEVA Malaysia”) provided customs brokerage for export and local haulage services for a shipment of polyethylene resin to Iran shipped on a vessel owned and/or operated by HDS Lines, also an SDN. The revenues and net profits for these services were approximately $779.54 USD and $311.13 USD, respectively. In September 2013, CEVA Malaysia provided customs brokerage services for the import into Malaysia of fruit juice from Alifard Co. in Iran via HDS Lines. The revenues and net profits for these services were approximately $227.41 USD and $89.29 USD, respectively.
These transactions violate the terms of internal CEVA compliance policies, which prohibit transactions involving Iran. Upon discovering these transactions, CEVA promptly launched an internal investigation, and is taking action to block and prevent such transactions in the future. CEVA intends to cooperate with OFAC in its review of this matter.”
At the time these transactions occurred, the Company was not an affiliate of CEVA.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Set forth below are the names, ages, positions, and biographical information of the executive officers of AGS Capital and the executive officers and director of the Company.
AGS Capital

Name	Age	Position
David Lopez	39	Chief Executive Officer
Robert Miodunski (1)	62	Former Chairman, Chief Executive Officer and President
Curt Mayer	45	Chief Financial Officer
Ken Bossingham	49	Chief Operating Officer
Paul Lofgren (2)	52	Vice President of Business Development
Victor Gallo	47	General Counsel, Compliance Officer and Vice President, Regulatory Affairs
Olaf Vancura	46	Vice President of Game Development

(1)	Mr. Miodunski retired as our chairman, chief executive officer and president effective February 3, 2014.
(2)	Mr. Lofgren is no longer an employee of AGS Capital, effective February 14, 2014.
AP Gaming

Name	Age	Position
David Lopez	39	Chief Executive Officer, President and Secretary
Curt Mayer	45	Treasurer
David Sambur	33	Director
The following are brief biographies describing the backgrounds of the executive officers of AGS Capital and the executive officers and director of the Company.
David Lopez. Mr. Lopez has served as the Chief Executive Officer of AGS Capital and Chief Executive Officer, President and Secretary of AP Gaming since February 3, 2014. Mr. Lopez most recently served as President and Chief Executive Officer of Global Cash Access, Inc., which he joined in May 2012. Prior to his role at Global Cash Access, Inc., Mr. Lopez served as Chief Operating Officer of Shuffle Master Inc. from November 2010 until May 2012. Mr. Lopez joined Shuffle Master Inc. in February 1998 and held various positions within the organization during his 14-year tenure, including Interim CEO, Executive Vice President, President of the Americas, Vice President of Product Management, as well as serving as a member of its Board of Directors from November 2010 until May 2012. Mr. Lopez is a graduate of the University of Nevada, Las Vegas with a B.S. in Business Administration.
Robert Miodunski. Mr. Miodunski served as our Chairman, Chief Executive Officer and President of AGS Capital from July 2010 until his retirement, effective February 3, 2014. He previously served as President and Chief Executive Officer of

Alliance Gaming (nka Bally Technologies, Inc.) from 1999 to 2004. From fiscal year 2000 through 2004, Alliance Gaming grew its revenue from continuing operations from $184.0 million to $476.6 million and operating income from $5.8 million to $88.8 million. Prior to his tenure at Bally, Mr. Miodunski was President of United Coin Machine Co., a subsidiary of Bally Technologies, Inc. Mr. Miodunski’s previous experience also includes service as President of Mulholland Harper, a national sign company, several vice president positions with Federal Sign, a subsidiary of Federal Signal, and a number of managerial positions within the semiconductor industry. Mr. Miodunski received a Bachelor of Science degree from the University of Missouri and an MBA from the University of Dallas.
Curt Mayer. Mr. Mayer has served as the Chief Financial Officer of AGS Capital since July 2011 and the Treasurer of AP Gaming since February 2014. From February 2011 to July 2011, he served as Chief Financial Officer of Skywire Media, Inc., a startup in the mobile technology sector. From May 2007 to November 2010, Mr. Mayer served as Corporate Vice-President of Finance for Station Casinos, Inc. Prior to his tenure at Station Casinos, Mr. Mayer served as Chief Financial Officer for Black Gaming, LLC from May 2002 to May 2007. From July 1992 to May 2002, Mr. Mayer was employed by the accounting firm of Arthur Andersen, LLP, most recently as a Senior Audit Manager. From 1995 to 2002, Mr. Mayer worked in the firm’s Las Vegas office providing audit services to the hospitality and gaming industry. Mr. Mayer obtained his CPA license in the state of Pennsylvania.
Ken Bossingham. Mr. Bossingham has served as our Chief Operating Officer since January 2013. He previously spent 12 years with Atronic Americas, LLC as Senior Vice President of Sales and Chief Operating Officer, leading them through the GTECH acquisition in 2008. After the acquisition, Mr. Bossingham served as Vice President and General Manager North American Casino for GTECH/Spielo until his departure in 2013. Mr. Bossingham has also held senior management positions in the gaming space with JCM Global and Aristocrat Technologies. He holds a Bachelor of Science degree from Moorhead State University and an MBA from Idaho State University.
Paul Lofgren. Mr. Lofgren served as our Vice President of Business Development from October 2010 to February 14,2014. He is the founder and President of Redhorse Advisory Group, which provides expertise and resources to gaming clients seeking to introduce new products, enter new markets or improve performance. Previously, he was Executive Vice President of Bally Technologies, Inc. where he led the Gaming Division and Worldwide Business Development of the company. In this position, Mr. Lofgren managed over 800 employees with operations in over 250 jurisdictions. Mr. Lofgren received his Bachelor of Business Administration degree in Accounting from the University of San Diego.
Victor Gallo. Mr. Gallo joined us in February 2010 as Vice President, Licensing and Compliance and Compliance Officer and currently serves as our General Counsel, Compliance Officer and Vice President, Regulatory Affairs. Previously, Mr. Gallo was General Counsel and Vice President of Business Development for Youbet.com, and Vice President of Legal and Compliance and Corporate Counsel for Konami Gaming. Mr. Gallo has also worked as an attorney in private practice, and as an active duty captain in the Air Force Judge Advocate General Corps. Mr. Gallo received his Bachelor of Science degree in Aerospace Engineering from the University of Southern California and a Juris Doctor from the University of the Pacific.
Olaf Vancura. Dr. Vancura has served as our Vice President for Game Development since October 2010. Previously, Dr. Vancura was Vice President of Game Development and Chief Creative Officer of Mikohn Gaming. Dr. Vancura is the chief architect of the popular strategy-based Yahtzee and Battleship lines of casino games, as well as the trivia-based Ripley’s Believe It or Not! casino games. He has also acquired and created unique casino game content for national brands such as Garfield, Monopoly, Clue, Trivial Pursuit and Wink Martindale. On multiple occasions, Dr. Vancura’s games have received game-design “Most Innovative” awards and been featured on the covers of major gaming publications and two of Dr. Vancura’s gaming machine titles were voted #1 and #3 “Most Innovative Games of the Year” by readers of Strictly Slots magazine. He was the named inventor on over 60 national (and additional international) patents related to gaming. Dr. Vancura holds a Ph.D in physics from Johns Hopkins University, served a post-doctoral fellowship at Harvard University and was a member of the Harvard-Smithsonian Center for Astrophysics.
David Sambur. Mr. Sambur has served as a member of the Board of AP Gaming since November 2013. Mr. Sambur is a Partner of Apollo, having joined in 2004. Mr. Sambur has experience in financing, analyzing, investing in and/or advising public and private companies and their board of directors. Prior to joining Apollo, Mr. Sambur was a member of the Leveraged Finance Group of Salomon Smith Barney Inc. from 2002 to 2004. Mr. Sambur serves on the board of directors of Caesars Entertainment, Caesars Acquisition Company, Verso Paper Corp., Momentive Performance Materials Holdings LLC, Momentive Performance Materials Inc. and Momentive Specialty Chemicals Inc. Mr. Sambur graduated summa cum laude and Phi Beta Kappa from Emory University with a BA in Economics. Mr. Sambur’s executive leadership experience, including his service on the board of several companies, and financial expertise is a valuable asset to the Board.

ITEM 11. EXECUTIVE COMPENSATION.
Summary Compensation Table
The following table discloses compensation for our fiscal year ending December 31, 2013 (“Fiscal 2013”) received by Messrs. Miodunski, Mayer and Lofgren, each of whom was a “named executive officer” during Fiscal 2013.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(1)	Total ($)
Robert Miodunski, Former President and Chief Executive Officer	2013	340,385	—	—	—	834,000	—	1,174,385
Curt Mayer, Chief Financial Officer	2013	275,000	—	—	—	315,000	11,331	601,331
Paul Lofgren Vice President, Business Development and Sales	2013	275,000	—	—	—	265,000	9,215	549,215

(1)	Amounts represent the Company’s matching contribution under our 401(k) Plan.
Grants of Plan-Based Awards for Fiscal 2013
The following Grants of Plan-Based Awards table provides information concerning awards granted in Fiscal 2013 to our named executive officers. No equity awards were granted to our named executive officers during Fiscal 2013.

Name	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)
	Threshold ($)	Target ($)	Maximum ($)
Robert Miodunski	—	170,192	340,385
Curt Mayer	—	137,500	275,000
Paul Lofgren	—	137,500	275,000

(1)	This reflects the target and maximum payouts to our named executive officers pursuant to the 2013 Managerial Incentive Plan with respect to services performed for the Company during Fiscal 2013.
Employment Agreements with Named Executive Officers
Robert Miodunski
On June 2, 2010, we entered into an employment agreement with Mr. Robert Miodunski, pursuant to which he was appointed Chairman of the Advisory Board and Interim President / Chief Executive Officer of AGS. Mr. Miodunski’s employment agreement was amended November 28, 2011 and again on March 21, 2013 to change his position to President/Chief Executive Officer of AGS and Chairman of the Advisory Board until the earlier of his four-year anniversary with AGS, the hiring of a new President/CEO (at which time he would remain as Chairman) or a change in control of ownership of AGS. Mr. Miodunski’s annual base salary is $450,000 and he is eligible for an annual bonus to be paid in cash based on our attainment of financial results and earnings targets. Mr. Miodunski also received a one-time signing bonus of $100,000, to be credited against his bonuses earned, if any, in either 2010 or 2011. In accordance with his employment agreement, Mr. Miodunski was granted phantom equity units. Effective April 1, 2013, Mr. Miodunski adopted a three-day work schedule, and his base salary was pro-rated accordingly to $300,000 per year. His annual performance bonus potential was also reduced pro rata by 60%.
Curt Mayer
On June 23, 2011, we entered into an employment agreement with Mr. Curt Mayer, pursuant to which he was appointed Chief Financial Officer. Mr. Mayer’s employment agreement was amended on March 18, 2013 to, among other things, increase his severance to nine months base salary. Mr. Mayer’s annual base salary is $275,000 and he is eligible for an annual bonus to be paid in cash based on our attainment of financial results and earnings targets. In accordance with his employment agreement,

Mr. Mayer was granted profits interests that represent a percentage of the gains in equity value of the Company in the event of a sale.
Paul Lofgren
On September 28, 2010, we entered into an employment agreement with Mr. Paul Lofgren, pursuant to which he was appointed Vice President of Business Development. Mr. Lofgren’s base salary is $275,000 and he is eligible for an annual commission bonus to be paid in cash based on sales and game placements signed after Mr. Lofgren’s employment commences. Mr. Lofgren also received a one-time signing bonus of $50,000. In accordance with his employment agreement, Mr. Lofgren was granted profits interests that represent a percentage of the gains in equity value of the Company in the event of a sale.
Outstanding Equity Awards as of Fiscal Year End 2013
In connection with the Acquisition, all outstanding equity awards, which represent phantom units granted under the AGS Holdings, LLC Phantom Unit Plan, immediately vested, resulting in a $2.1 million payment made in the Predecessor Period under the terms of the plan. None of our named executive officers had any outstanding equity awards as of the Fiscal Year End 2013.
Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Robert Miodunski (1)	400	$750,000	—	—
Curt Mayer (1)	100	$225,000	—	—
Paul Lofgren (1)	100	$225,000	—	—

(1)
The phantom units represented a contractual right to receive a percentage of the equity value of the Company in excess of the strike price, in the event of a change of control. A change of control was deemed to have occurred upon the consummation of the Acquisition, and as a result, all outstanding unvested phantom units immediately vested and all outstanding phantom units were settled for the cash payment shown above.

Pension Benefits
We do not maintain any defined benefit pension plan for the benefit of our named executive officers.
Nonqualified Deferred Compensation
We do not maintain any nonqualified deferred compensation plan for the benefit of our named executive officers.
Payments Upon Termination and Change of Control
Pursuant to each named executive officer’s employment agreement, upon the termination of his employment by the Company without “Cause,” the Company would provide cash severance equal to six months base salary to Mr. Miodunski, nine months base salary to Mr. Mayer and 12 months base salary to Mr. Lofgren. “Cause” in the employment agreements with each of Messrs. Miodunski, Mayer and Lofgren includes (i) failure to correct underperformance after written notification from, in the case of Mr. Miodunski, the Chairman of the Board or his designee, or, in the case of Messrs. Mayer and Lofgren, the CEO or the Board, (ii) illegal fraudulent conduct, (iii) conviction of a felony, (iv) a determination that Messrs. Miodunski, Mayer or Lofgren’s involvement with the Company would have a negative impact on our ability to receive or retain any licenses, (v) willful or material misrepresentation to the Company, CEO or Board relating to the business, assets, prospects or operation of the Company, or (vi) refusal to take any action as reasonably directed by the Board or any individual acting on behalf or at the direction of the Board. In addition, “Cause” in Mr. Miodunski’s employment agreement also includes EBITDA of the Company falling below $25 million during any twelve month period. Each of Messrs. Miodunski, Mayer and Lofgren must sign a standard release of claims before we will make any severance payment.
If the employment of each of our named executive officers had been terminated by us without Cause as of December 31, 2013, Messrs. Miodunski, Mayer and Lofgren would have been entitled to receive cash severance payments in the amount of $170,193, $206,250 and $275,000, respectively. Each of our named executive officers has agreed in his employment agreement to post-termination noncompetition and nonsolicitation covenants for 12 months following termination of employment; provided that in the case of Mr. Miodunski (a) the nonsolicitation covenant applies for 24 months and (b) the noncompetition covenant only applies for six months following termination of employment by us without Cause unless the Company pays him an additional six months of severance.
In addition, upon a change in control of the Company, all unvested phantom units will become fully vested subject to the named executive officer’s continued employment through the date of the change in control.
Hiring of New CEO
We hired David Lopez as our new CEO, effective February 3, 2014, upon the retirement of our former CEO and President, Robert Miodunski. Mr. Lopez’s initial term is for three years and automatically renews thereafter for successive one-year terms.
Director Compensation
David Sambur is the sole member of our Board of Directors and does not receive any compensation from the Company for his services on the Board.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
As of March 24, 2014, we had 10,000,000 shares of common stock issued and outstanding and all held by Apollo Gaming Holdings, LP. Upon receipt of all required governmental regulatory approvals, we will exchange the current 10,000,000 shares of common stock held by Apollo Gaming Holdings, L.P. for 10,000,000 shares of non-voting common stock, and we will issue all 100 shares of our Common Stock, which have no economic rights, to AP Gaming VoteCo, LLC. The address of Apollo Gaming Holdings, L.P. is c/o Apollo Management, L.P., 9 West 57th Street, 43rd Floor, New York, NY, 10019, and the address of AP Gaming VoteCo, LLC is 6680 Amelia Earhart Court, Las Vegas, NV 89119. The members of AP Gaming VoteCo are Marc Rowan, who is an affiliate of Apollo, and David Sambur. Apollo Gaming Holdings, L.P. is an affiliate of Apollo Management, L.P.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Related Transactions
Transactions Related to the Acquisition
On November 19, 2013, AGS Capital created a wholly owned subsidiary, AP Gaming NV, LLC (“AP Gaming NV”). Prior to the closing of the Acquisition, certain of AGS Capital’s assets and interests in the State of Nevada were transferred to AP Gaming NV. At the closing of the Acquisition, AGS Capital sold all of the equity interest in AP Gaming NV to Curt Mayer, who was recently licensed by the Nevada Gaming Commission as the chief financial officer of AGS, LLC, pursuant to a purchase and option agreement (the “P&O Agreement”). Also at the closing of the Acquisition, AGS Capital and AGS Gaming NV entered into a services and license agreement (the “Services and License Agreement”), pursuant to which AP Gaming NV receives operational and administrative services from AGS Capital and AGS Capital’s employees which, together with assets transferred to AP Gaming NV by AGS Capital, permit AP Gaming NV to continue the business’ Nevada operations on a seamless basis. In addition, at the closing of the Acquisition, AGS Capital entered into a revolving credit facility (the “Revolving Facility”) with AP Gaming NV to provide AP Gaming NV with sufficient liquidity to fund its operations.
Pursuant to the P&O Agreement, AGS Capital, the sole member of AP Gaming NV, retained an option to reacquire all of the equity interests in AP Gaming NV from Curt Mayer (the “Option”), which is exercisable on or prior to the tenth anniversary of the closing of the Acquisition. As required by the P&O Agreement, at the closing of the Acquisition, (a) AP Gaming NV executed and delivered a guarantee agreement in respect of the Senior Secured Credit Facilities and (b) AP Gaming NV entered into a collateral agreement in connection with the Senior Secured Credit Facilities in its capacity as a “Pledgor.”
Pursuant to the Services and License Agreement, AP Gaming NV receives operational and administrative services from AGS Capital and AGS Capital’s employees that, together with assets transferred to AP Gaming NV by AGS Capital, permit AP Gaming NV to continue the business’ Nevada operations on a seamless basis from and after the closing of the Acquisition. The agreement also provides AP Gaming NV a non-exclusive, non-transferable, worldwide, fully paid-up, royalty-free, non-assignable license to all intellectual property of AGS Capital and AGS, LLC. In addition, AP Gaming NV is entitled during the term of the agreement to use and access space at certain of the Company’s facilities, and is entitled to use the equipment located at such facilities pursuant to a limited license. The Services and License Agreement has a ten-year term.

The Revolving Facility provides for $1.0 million of maximum commitments. Loans under the Revolving Facility bear fixed interest at a rate equal to 5.0% per annum, payable quarterly in arrears. AP Gaming NV, in its discretion, may opt to pay the quarterly interest in kind by adding any accrued and unpaid interest to the outstanding principal of the loans. The Revolving Facility matures on the tenth anniversary of the facility. Among other customary terms, the Revolving Facility contains the following Events of Default: failure of Curt Mayer to own 100% of AP Gaming NV’s equity interests other than as a result of transfer to AGS Capital (or its designee), default or breach by AP Gaming NV of its obligations under the P&O Agreement or its operating agreement, or the expiry of AGS Capital’s Option under the P&O Agreement. Upon receipt of regulatory approval from the Nevada Gaming Commission and the Nevada Gaming Control Board, it is expected that AGS Capital will exercise the option and reacquire all of the equity interests in AP Gaming NV.
Exclusive License and Distribution Agreements with Dr. Olaf Vancura
We have an exclusive license and distribution arrangement with Dr. Olaf Vancura, our Vice President of Game Development, Game Ingenuity, LLC (“Game Ingenuity”), an entity in which Dr. Vancura is the managing member and Advanced Gaming Solutions, Inc. (“Advanced”), an unaffiliated entity.
Pursuant to the exclusive license agreement, Dr. Vancura and Game Ingenuity have agreed to exclusively license certain intellectual property rights to us during the period of Dr. Vancura’s employment and any non-compete period that follows his employment. Upon termination of Dr. Vancura’s employment and following the end of any non-compete period thereafter, our exclusive license automatically converts to a non-exclusive, perpetual right and license to use the intellectual property rights, as specified in the exclusive license agreement. We pay Dr. Vancura and Game Ingenuity royalties on the revenues we earn from or placement of select products that utilize the licensed intellectual property rights. For the year ended December 31, 2013 we have incurred approximately $0.1 million pursuant to this license arrangement.
Pursuant to the exclusive distribution agreement, Game Ingenuity, Advanced and Dr. Vancura have granted us the exclusive rights to promote, place and/or sell certain game titles in Arizona, California, Florida, Illinois, Maryland, Minnesota, New Mexico and Oklahoma for a period of one year, which may be extended subject to agreement among the parties, until the termination of Dr. Vancura’s employment with AGS. In addition, the exclusive distribution agreement grants us the right to promote, place and/or sell the games Boogie Ball and Power Boogie non-exclusively in Nevada and exclusively in North America outside of Nevada. In exchange for this distribution right, we pay Game Ingenuity and Advanced royalties on the collections we receive from end-users using the gaming titles. For the year ended December 31, 2013, we have incurred approximately $50,000 in expense pursuant to this distribution arrangement.
Additionally, we co-own certain patents with Dr. Vancura which, by agreement, results in payments to Dr. Vancura during his employment with us for use of those patents.
Other Related Transactions
During 2012, AGS Holdings, LLC, as the member of AGS Capital, contributed capital totaling approximately $60.7 million to AGS Capital. Approximately $50.7 million of the contributed capital was utilized to cure debt covenant violations, repay current debt obligations, finance the final payment of the Definitive Agreement with Bluberi and provide working capital to AGS Capital. The remaining $10.0 million was a forgiveness of long-term debt to a related party that occurred in August 2012 associated with the Term Loans.
On October 25, 2012, AGS Illinois, LLLP, a subsidiary of AGS Capital, assumed all rights and obligations of Alpine AGS, LLC (“Alpine AGS ”), AGS Capital’s indirect parent prior to the Acquisition, to a loan agreement held by Alpine AGS for $1,864,500. Interest on the loan is payable at a rate of 15% per year on the outstanding balance of the loan, which matures on March 9, 2016. Repayment of the principal and any accrued and outstanding interest is in monthly installments, beginning April 9, 2013.
Policies and Procedures for Related Person Transactions
Although we do not yet have any policies or procedures for the review, approval or ratification of transactions with related persons, we intend to implement such policies and procedures following the effectiveness of our registration statement on Form 10.
Director Independence
We intend to form committees of our Board of Directors and satisfy the independence requirements as and to the extent applicable to us following the effectiveness of our registration statement on Form 10.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
As the Company had no operations prior to its formation, we have included the principal accounting fees and services disclosure for our Predecessors. The following table summarizes the aggregate fees paid or accrued by the Company and AGS Capital to Ernst & Young LLP, its independent registered public accounting firm, during the periods presented:

Category	2013	2012
Audit fees	$705,000	$264,000
Tax fees	202,750	150,953
Total	$907,750	$414,953
        Audit fees consisted of the aggregate fees paid or accrued for professional services rendered for the annual audit of the Company’s or Predecessor’s financial statements including services related to SEC registration filings, and reviews of the quarterly financial statements.
Tax fees include the aggregate fees paid during the respective years for tax compliance and tax advisory services.
The boards of directors of the Company and AGS Capital have each adopted a policy that requires advance approval of all audit, audit-related, tax and other services performed by the independent auditors. The policy provides for pre-approval by each respective board of directors of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, each board of directors must approve the permitted service before the independent auditor is engaged to perform it. All of the fees described in the table above were pre-approved by each respective board of directors.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)(1). Financial Statements.
Included in Part II of this Annual Report on Form 10-K:
(a)(2). Financial Statement Schedules.
We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.
(a)(3). Exhibits.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
2.1	Amended and Restated Equity Purchase Agreement by and among AGS Capital, LLC, AGS Holdings, LLC and AP Gaming Acquisition, LLC, dated December 3, 2013.	—	10	—	2.1	12/16/2013

3.1	Third Amended and Restated Certificate of Incorporation of AP Gaming Holdco, Inc.	—	10/A	—	3.1	2/10/2014

3.2	Bylaws of AP Gaming Holdco, Inc.	—	10	—	3.2	12/16/2013

10.1	2011 Managerial Bonus Plan.	—	10	—	10.1	12/16/2013

10.2	2012 Managerial Incentive Plan.	—	10	—	10.2	12/16/2013

10.3	2013 Managerial Incentive Plan.	—	10	—	10.3	12/16/2013

10.4	AGS Holdings, LLC Phantom Units Plan.	—	10	—	10.4	12/16/2013

10.5	Employment Agreement between American Gaming Systems, LLC and Robert Miodunski, dated June 2, 2010.	—	10	—	10.5	12/16/2013

10.6	First Amendment to June 2, 2010 Employment Agreement between American Gaming Systems, LLC and Robert Miodunski, dated November 28, 2011.	—	10	—	10.6	12/16/2013

10.7	Second Amendment to June 2, 2010 Employment Agreement between American Gaming Systems, LLC and Robert Miodunski, dated March 21, 2013.	—	10	—	10.7	12/16/2013

10.8	Non-Disclosure, Non-Solicitation and Covenant Not to Compete Agreement between AGS LLC and Robert Miodunski, dated June 24, 2010.	—	10	—	10.8	12/16/2013

10.9	Phantom Units Certificate between AGS Holdings, LLC and Robert Miodunski, dated August 16, 2012.	—	10	—	10.9	12/16/2013

10.10	First Amendment to Phantom Units Grant between AGS Holdings, LLC and Robert Miodunski, dated April 1, 2013.	—	10	—	10.10	12/16/2013

10.11	Employment Agreement between American Gaming Systems, LLC and Curt Mayer, dated June 23, 2011.	—	10	—	10.11	12/16/2013

10.12	First Amendment to June 23, 2011 Employment Agreement between American Gaming Systems, LLC and Curt Mayer, dated March 18, 2013.	—	10	—	10.12	12/16/2013

10.13	Non-Disclosure, Non-Solicitation and Covenant Not to Compete Agreement between AGS LLC and Curt Mayer, dated June 23, 2011.	—	10	—	10.13	12/16/2013

10.14	Phantom Units Certificate between AGS Holding, LLC and Curt Mayer, dated August 16, 2012.	—	10	—	10.14	12/16/2013

10.15	Employment Agreement between AGS LLC and Paul Lofgren, dated September 28, 2010.	—	10	—	10.15	12/16/2013

10.16	Phantom Units Certificate between AGS Holdings, LLC and Paul Lofgren, dated August 16, 2012.	—	10	—	10.16	12/16/2013

10.17	First Amendment to Phantom Units Grant between AGS Holdings, LLC and Paul Lofgren, dated April 1, 2013.	—	10	—	10.17	12/16/2013

10.18
First Lien Credit Agreement dated as of December 20, 2013, among AP Gaming Holdings, LLC, as Holdings, AP Gaming I, LLC, as Borrower, the lenders party thereto, Citicorp North America, Inc., as Administrative Agent, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Nomura Securities International, Inc., as Joint Lead Arrangers and Joint Bookrunners, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Nomura Securities International, Inc., as Co-Syndication Agents, and Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Nomura Securities International, Inc., as Co-Documentation Agents.
		—	10/A	—	10.18	2/10/2014

10.19	Collateral Agreement dated and effective as of December 20, 2013, among AP Gaming I, LLC, each Subsidiary Party party thereto and Citicorp North America, Inc., as Collateral Agent.	—	10/A	—	10.19	2/10/2014

10.20	Subsidiary Guarantee dated and effective as of December 20, 2013, by and among each Subsidiary party thereto and Citicorp North America, Inc., as Collateral Agent.	—	10/A	—	10.20	2/10/2014

10.21	Holdings Guarantee and Pledge Agreement dated and effective as of December 20, 2013, between AP Gaming Holdings, LLC, as Holdings and Citicorp North America, Inc., as Agent.	—	10/A	—	10.21	2/10/2014

10.22	Annual Report on Form 10-K for the year ended December 31, 2013 of AP Gaming Holdco, Inc.	X	—	—	—	—

21.1	Subsidiaries of AP Gaming Holdco, Inc.	—	10	—	21.1	12/16/2013

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X	—	—	—	—

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X	—	—	—	—

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X	—	—	—	—

SIGNATURES
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AP GAMING HOLDCO, INC.

Date:	March 31, 2014	By:	/s/ CURT MAYER
		Name:	Curt Mayer
		Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID LOPEZ	President and Chief Executive Officer (Principal Executive Officer)	March 31, 2014
David Lopez

/s/ CURT MAYER	Treasurer (Principal Financial Officer and Principal)	March 31, 2014
Curt Mayer

/s/ DAVID SAMBUR	Director	March 31, 2014
David Sambur

Report of Independent Registered Public Accounting Firm - Ernst & Young, LLP

To the Board of Directors and Stockholders of
AP Gaming Holdco, Inc.

We have audited the accompanying consolidated balance sheet of AP Gaming Holdco, Inc. (Company) as of December 31, 2013 (Successor) and the consolidated balance sheet of AGS Capital, LLC as of December 31, 2012 (Predecessor), and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the period from December 21, 2013 through December 31, 2013 (Successor), and the related consolidated statements of operations and comprehensive loss, changes in member’s deficit and cash flows for the period from January 1, 2013 through December 20, 2013 and the year ended December 31, 2012 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AP Gaming Holdco, Inc. as of December 31, 2013 (Successor) and AGS Capital, LLC as of December 31, 2012 (Predecessor), and the consolidated results of their operations and their cash flows for the period from December 21, 2013 through December 31, 2013 (Successor), and the consolidated results of their operations and their cash flows for the period from January 1, 2013 through December 20, 2013 and the year ended December 31, 2012 (Predecessor), in conformity with U.S. generally accepted accounting principles.
/s/ ERNST & YOUNG LLP

Las Vegas, Nevada
March 31, 2014

Report of Independent Registered Public Accounting Firm - PricewaterhouseCoopers, LLP
To the Board of Managers of AGS Capital, LLC:
In our opinion, the accompanying consolidated statements of operations and comprehensive loss, of stockholders’ equity/member’s deficit and of cash flows present fairly, in all material respects, the results of operations and cash flows for the year ended December 31, 2011 (predecessor) in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Las Vegas, Nevada
May 25, 2012

AP GAMING HOLDCO INC.
CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	December 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$21,741,724	$6,545,282
Restricted cash	100,000	200,000
Trade accounts receivable, net of allowance of approximately $9,088 and $0.5 million, respectively	7,505,330	7,949,287
Notes receivable—current portion	—	2,394,149
Inventories, net	3,890,619	5,376,581
Prepaid expenses	1,028,258	874,575
Deposits and other	3,174,250	1,837,437
Total current assets	37,440,181	25,177,311
Gaming equipment, vehicles and other equipment, net	49,504,931	40,267,363
Notes receivable, net of current portion, less allowance for doubtful accounts of $0.4 million at December 31, 2012	—	10,047,966
Deferred loan costs, net	6,880,650	5,391,841
Goodwill	60,383,930	—
Intangible assets, net	98,664,379	39,644,021
Canadian tax receivable	23,068	3,369,905
Deferred tax asset	219,837	—
Other assets	1,678,880	1,668,279
Total assets	$254,795,856	$125,566,686

Liabilities and Stockholders’ Equity/Member’s Deficit
Current liabilities
Accounts payable and accrued liabilities	$6,246,728	$5,269,033
Due to related party	—	66,436
Accrued interest	447,611	2,016,597
Customer deposits on gaming machine leases	—	421,565
Current maturities of long-term debt	1,550,000	382,972
Deferred tax liability	274,284	—
Total current liabilities	8,518,623	8,156,603
Phantom unit-plan liability	22,351	1,582,736
Other long-term liabilities	66,600	—
Long-term debt	154,345,249	117,768,326
Total liabilities	162,952,823	127,507,665
Commitments and contingencies
Stockholders’ Equity/Member’s Deficit:
Predecessor member’s capital	—	136,672,633
AP Gaming Holdco Inc. preferred stock at $0.01 par value; 100,000 shares authorized, no shares issued and outstanding	—	—
AP Gaming Holdco Inc. common stock at $0.01 par value; 30,000,100 shares authorized, 10,000,000 shares issued and outstanding at December 31, 2013	100,000	—
Additional Paid-in capital	99,900,000	—
Accumulated deficit	(8,155,697)	(139,138,386)
Accumulated other comprehensive (loss) income	(1,270)	524,774
Total stockholders’ equity/member’s deficit	91,843,033	(1,940,979)
Total liabilities and stockholders’ equity/member’s deficit	$254,795,856	$125,566,686
The accompanying notes are an integral part of these consolidated financial statements.

AP GAMING HOLDCO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Successor	Predecessor
	Period from December 21, 2013 through December 31, 2013	Period from January 1, 2013 through December 20, 2013	Year Ended December 31,
			2012	2011
Revenues
Gaming revenue	$1,953,032	$54,076,877	$54,029,397	$52,659,644
Gaming revenue—other	—	795,266	3,762,752	4,270,598
Equipment sales	—	1,557,721	762,958	2,715,580
Total revenues	1,953,032	56,429,864	58,555,107	59,645,822
Operating expenses
Gaming operating expenses	251,418	9,099,428	11,515,204	16,091,095
Cost of equipment sales	—	893,478	395,181	1,060,693
Loss on disposition of assets	—	394,645	450,858	175,626
General and administrative	866,851	16,092,065	14,349,749	13,345,198
Selling and marketing	58,165	3,154,234	3,442,549	3,345,540
Phantom unit compensation	—	542,514	653,596	929,140
Impairment of long lived assets	—	3,364,090	2,711,412	803,506
Impairment of intangibles	—	1,720,864	3,686,414	—
Impairment of goodwill	—	—	18,678,970	—
Write downs and other charges	7,469,101	4,377,820	3,663,886	2,249,436
Depreciation and amortization	929,646	28,966,892	29,454,038	23,643,662
Total operating expenses	9,575,181	68,606,030	89,001,857	61,643,896
Loss from operations	(7,622,149)	(12,176,166)	(30,446,750)	(1,998,074)
Other expense (income)
Interest expense	485,226	17,116,458	10,269,667	5,832,937
Interest income	—	(1,409,915)	(439,140)	(512,299)
Loss on debt retirement	—	14,661,127	—	—
Other (income) expense	(6,125)	5,133	(66,292)	293,730
Loss before income taxes	(8,101,250)	(42,548,969)	(40,210,985)	(7,612,442)
Income tax expense	(54,447)	—	—	—
Net Loss	(8,155,697)	(42,548,969)	(40,210,985)	(7,612,442)
Foreign currency translation adjustment	(1,270)	32,008	56,478	(48,496)
Total comprehensive loss	$(8,156,967)	$(42,516,961)	$(40,154,507)	$(7,660,938)

Basic and diluted loss per common share:
Basic and diluted	$(0.82)
Weighted average common shares outstanding
Basic and diluted	10,000,000

The accompanying notes are an integral part of these consolidated financial statements.

AP GAMING HOLDCO INC.
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY/MEMBER’S DEFICIT

	Successor					Predecessor
	AP Gaming					AGS Capital
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (loss) Income	Total Stockholders’ Equity	Member’s Capital	Receivable from Member	Accumulated Deficit	Accumulated Other Comprehensive(loss) Income	Total Member’s Deficit
Balance at January 1, 2011 (Predecessor)						$64,186,179	$(1,988,759)	$(91,314,959)	$516,792	$(28,600,747)
Cancellation of receivable from member						(1,988,759)	1,988,759	—	—	—
Capital contributions						13,787,695	—	—	—	13,787,695
Net loss						—	—	(7,612,442)	—	(7,612,442)
Foreign currency translation adjustment						—	—	—	(48,496)	(48,496)
Balance at December 31, 2011 (Predecessor)						75,985,115	—	(98,927,401)	468,296	(22,473,990)
Capital contributions						60,687,518	—	—	—	60,687,518
Net loss						—	—	(40,210,985)	—	(40,210,985)
Foreign currency translation adjustment						—	—	—	56,478	56,478
Balance at December 31, 2012 (Predecessor)						136,672,633	—	(139,138,386)	524,774	(1,940,979)
Capital contributions						144,065,986	—	—	—	144,065,986
Net loss						—	—	(42,548,969)	—	(42,548,969)
Foreign currency translation adjustment						—	—	—	32,008	32,008
Balance at December 20, 2013 (Predecessor)						280,738,619	—	(181,687,355)	556,782	99,608,046
Elimination of Predecessor equity						(280,738,619)	—	181,687,355	(556,782)	(99,608,046)
Issuance of common stock in connection with the acquisition	$100,000	$99,900,000	$—	$—	$100,000,000
Balance at December 20, 2013 (Successor)	100,000	99,900,000	—	—	100,000,000	$—	$—	$—	$—	$—
Net loss	—	—	(8,155,697)	—	(8,155,697)
Foreign currency translation adjustment	—	—	—	(1,270)	(1,270)
Balance at December 31, 2013 (Successor)	$100,000	$99,900,000	$(8,155,697)	$(1,270)	$91,843,033

The accompanying notes are an integral part of these consolidated financial statements.

AP GAMING HOLDCO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	Period from December 21, 2013 through December 31, 2013	Period from January 1, 2013 through December 20, 2013	Year Ended December 31,
			2012	2011
Cash flows from operating activities
Net loss	$(8,155,697)	$(42,548,969)	$(40,210,985)	$(7,612,442)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	929,451	28,966,892	29,454,038	23,643,662
Accretion of contract rights under development agreements and customer agreements	—	3,856,135	3,932,851	4,296,329
Amortization of deferred loan costs and discount	35,398	2,453,799	1,620,562	796,962
Provision for bad debts	9,088	265,720	265,273	320,656
Payment in kind for interest on development loans	—	(543,316)	—	—
Interest income from imputed interest	—	(101,813)	(331,006)	(367,160)
Loss on sale of capital assets	—	394,645	450,858	175,626
Impairment of long lived assets	—	3,364,090	2,711,412	803,506
Impairment of intangible assets	—	1,720,864	3,686,414	—
Impairment of goodwill	—	—	18,678,970	—
Phantom unit plan compensation	—	542,514	653,596	929,140
Payment on phantom unit plan	—	(2,102,899)	—	—
Loss on debt retirement	—	14,661,127	—	—
Write off of deferred loan costs	—	—	3,013,886	2,249,436
Deferred income tax	54,447	—	—	—
Non-cash contract rights under development agreements	—	(175,476)	(108,243)	(1,168,293)
Changes in assets and liabilities that relate to operations
Decrease in restricted cash	—	100,000	—	—
(Increase) decrease in trade accounts receivable and notes receivable	(1,220,441)	898,730	338,699	1,709,788
Decrease (increase) in inventories, net	348,274	1,137,688	(2,725,779)	862,961
(Increase) decrease in prepaid expenses	(60,242)	(572,345)	(203,594)	131,684
(Increase) decrease in deposits and other	(247,121)	(1,089,692)	(955,298)	(764,763)
Decrease (increase) in other assets, non-current	—	335,384	(718,133)	(951,890)
(Decrease) increase in accounts payable and accrued liabilities	(766,509)	1,831,398	(2,787,046)	(2,937,772)
Increase (decrease) in due to related party	—	(66,436)	66,436	—
Increase (decrease) in accrued interest	447,611	(2,016,597)	2,016,597	—
Decrease in customer deposits on gaming machine leases	—	(421,565)	—	(170,000)
Net cash (used in) provided by operating activities	(8,625,741)	10,889,878	18,849,508	21,947,430
Cash flows from investing activities
Cash paid for acquisition	(214,959,726)	—	—	—
Advances under notes receivable	—	(1,460,165)	(7,488,468)	(4,245,867)
Collections under notes receivable	—	4,366,596	3,196,142	4,037,949
Increase in interest receivable	—	(60,467)	—	—
Increase in Canadian tax receivable	(26,401)	(854,911)	(958,832)	(2,427,184)
Payments received for Canadian tax refund	—	—	1,180,856	—
Purchases of intangible assets	—	(4,363,754)	(22,927,268)	(6,870,097)
Software development and other	(81,287)	(4,582,934)	(3,834,392)	(2,483,132)
Proceeds from sale of assets	—	215,425	141,427	116,636
Purchases of gaming equipment, vehicles and other equipment	(1,234,379)	(22,154,075)	(21,085,605)	(14,333,803)
Net cash used in investing activities	(216,301,793)	(28,894,285)	(51,776,140)	(26,205,498)
Cash flows from financing activities
Member contributions	—	144,065,986	50,687,518	13,787,695
Payments under notes payable	—	(448,122)	(600,680)	(230,738)
Borrowings under bank credit facility	150,350,000	7,500,000	117,300,000	3,800,000
Repayments on bank credit facility	—	(130,000,000)	(130,625,738)	(7,529,169)
Payment on early retirement of debt	—	(6,452,638)	—	—
Proceeds from issuance of common stock	100,000,000	—	—	—
Payment of deferred loan costs	(6,901,799)	(341,965)	(7,954,726)	(2,589,110)
Net cash provided by financing activities	243,448,201	14,323,261	28,806,374	7,238,678
Effect of exchange rates on cash and cash equivalents	(49,856)	406,777	(121,069)	(322,146)
Increase (decrease) in cash and cash equivalents	18,470,811	(3,274,369)	(4,241,327)	2,658,464
Cash and cash equivalents, beginning of period	3,270,913	6,545,282	10,786,609	8,128,145
Cash and cash equivalents, end of period	$21,741,724	$3,270,913	$6,545,282	$10,786,609
Supplemental cash flow information—Cash paid during the period for interest	$—	$15,111,181	$6,632,508	$5,020,088

Non-cash investing and financing activities:
Issuance of seller notes in connection with the Acquisition	$5,531,000	$—	$—	$—
Capital expenditures funded by settlement of customer receivable	$—	$844,035	$—	$—
Lease incentive intangible related to discounted notes receivable	$—	$132,336	$—	$—
Extinguishment of related party debt	$—	$—	$(10,000,000)	$—
Financed purchase of equipment	$—	$—	$—	$1,279,540
Acquisition of purchased software in accrued liabilities	$—	$—	$—	$1,750,000
Capital expenditures in accrued liabilities	$—	$—	$—	$882,806

The accompanying notes are an integral part of these consolidated financial statements.

AP GAMING HOLDCO INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BUSINESS
Organization
AP Gaming Holdco Inc. (the “Company,” “AP Gaming,” “we,” “us,” or “our”) is a leading designer and manufacturer of Class II gaming machines for the Native American gaming market with an emerging presence in a broad range of commercial markets in the United States. As of December 31, 2013, the Company had 8,563 gaming machines in 184 gaming facilities in 19 U.S. states, with 154 gaming facilities under revenue sharing agreements and 30 facilities under daily fixed fee agreements. The majority of our systems are used by Native American gaming operators in both Class II and Class III environments, with a recent expansion into the Illinois video gaming terminal, or VGT, market. Our products include electronic gaming machines, server-based systems and back-office systems that are used by casinos and other gaming locations.
The Acquisition
On September 16, 2013, AGS Holdings, LLC (“AGS Holdings”), AGS Capital, LLC (“AGS Capital”) and AP Gaming Acquisition, LLC (“AP Gaming Acquisition”), an indirect wholly owned subsidiary of the Company and an affiliate of Apollo Global Management, LLC (“Apollo”), entered into an Equity Purchase Agreement (as subsequently amended and restated on December 3, 2013, the “Acquisition Agreement”). The Acquisition Agreement provided for the purchase of 100% of the equity of AGS Capital from AGS Holdings, LLC (the “Acquisition”) by AP Gaming Acquisition for an aggregate purchase price of approximately $220.5 million. The Acquisition was consummated on December 20, 2013, (the “Closing Date”).
The Acquisition was financed in part by the Senior Secured Credit Facilities (as defined herein), which are comprised of the $155 million Term Facility and the $25 million Revolving Facility (each, as defined herein). AP Gaming I, LLC, an indirect wholly owned subsidiary of AP Gaming, is the borrower of the Senior Secured Credit Facilities, which are guaranteed by AP Gaming Holdings, LLC (“AP Gaming Holdings”), AP Gaming I, LLC’s direct parent company, and each of AP Gaming I, LLC’s direct and indirect material wholly owned domestic subsidiaries including AGS Capital. Additionally, the Company issued 10,000,000 shares of common stock at $0.01 par value to Apollo Gaming Holdings, L.P. The total cost to acquire all the outstanding shares was $100,000,000. The source of the funds for the acquisition of the Company was provided by committed equity capital contributed by certain equity funds managed by Apollo.
Background
AGS Capital, LLC was formed in Delaware on September 8, 2005 with the following owned subsidiaries, AGS LLC (“AGS”), AGS Partners, LLC (“Partners”), AGS Illinois LLLP (“AGS IL”) and American Gaming Systems Toronto, Ltd., f/k/a GTNA Solutions Corp. (collectively, “AGS Toronto”). Prior to the Acquisition, AGS Capital was a subsidiary of AGS Holdings, LLC which is a subsidiary of Alpine AGS, LLC. Although formed on September 8, 2005, AGS Capital had no activity until September 20, 2005, the date AGS Capital’s wholly owned subsidiary, AGS LLC, acquired assets of Clapper Enterprises, Inc. and Worldwide Game Technology Corp. Partners was formed on June 22, 2006, and on June 29, 2006, Partners acquired certain assets of Aurora Gaming, Inc., Integrity Gaming, Inc. and Integrity Gaming Nevada, LLC (“Integrity”). BOL Finance, LLC (“BOL”) was formed by AGS Capital on August 8, 2008, to finance distributors operating in Louisiana. It was capitalized through a note payable to the AGS Capital. AGS Toronto was formed on July 11, 2008, and capitalized through debt and equity contributions from AGS Capital. AGS Toronto acquired certain assets of Gametronics, Inc. and Phone-Sweeps, Inc. on November 10, 2008. BOL was dissolved during 2011.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
References to “Successor” refer to the Company on or after December 21, 2013. References to “Predecessor” refer to the Predecessor prior to December 21, 2013. The accompanying consolidated statements of operations, changes in stockholders’ equity/member’s deficit and cash flows for the year ended December 31, 2013 are presented for two periods: January 1, 2013 through December 20, 2013 (the “Predecessor Period”) and December 21, 2013 through December 31, 2013 (the “Successor Period”). The Predecessor Period reflects the historical accounting basis in the Predecessor’s assets and liabilities, while the Successor Period reflects assets and liabilities at fair value by allocating the Company’s enterprise value to its assets and liabilities pursuant to accounting guidance related to business combinations.

Principles of Consolidation
The accompanying consolidated financial statements include the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The accompanying consolidated financial statements for AGS Capital include AGS Capital, its wholly owned subsidiaries, AGS, Partners, BOL and GTNA. All significant intercompany transactions and balances have been eliminated in consolidation.
Variable interest entities
A legal entity is referred to as a variable interest entity if, by design (1) the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support from other parties, or (2) the entity has equity investors that cannot make significant decisions about the entity’s operations through voting rights, or do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity. Variable interest entities for which the Company is the primary beneficiary are consolidated.
In accordance with the guidance for the consolidation of variable interest entities, the Company analyzes our variable interests, to determine if an entity in which we have a variable interest is a variable interest entity and whether we must consolidate that variable interest entity. Our analysis includes both quantitative and qualitative reviews.
On November 19, 2013, AGS Capital created a wholly owned subsidiary, AP Gaming NV, LLC (“AP Gaming NV”) to address Nevada gaming regulatory requirements on a temporary basis. At the acquisition date, AGS Capital sold all of the equity interest in AP Gaming NV to an officer of the Company. The Company holds management positions with AP Gaming NV and directs the operations of AP Gaming NV. As a result, the Company determined that AP Gaming NV is a Variable Interest Entity and the Company is the primary beneficiary. The Company therefore has consolidated AP Gaming NV in the Successor Period.
As of December 31, 2013, the AP Gaming NV had assets of $0.2 million, primarily consisting of gaming machines and licenses, which were included in the consolidated results. In the Successor Period, AP Gaming NV incurred approximately $2,000 of expense which were included in the accompanying consolidated statements of operations and comprehensive loss.
The Company has a call option to repurchase the equity of AP Gaming NV. The Company intends to exercise its call option and repurchase the equity of AP Gaming NV upon receipt of all regulatory approvals.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make decisions based upon estimates, assumptions, and factors considered relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of the estimates and assumptions. Accordingly, actual results could differ materially from those anticipated.
Revenue Recognition
The majority of the Company’s gaming revenue is of a recurring nature and is generated by providing customers with gaming terminals, gaming terminal content licenses and back-office equipment, which are collectively referred to as gaming equipment, under participation arrangements. Under these arrangements, the Company retains ownership of the gaming equipment installed at customer facilities, and receives either revenue based on a percentage of the win per day generated by the gaming equipment or a daily fee. Certain arrangements require a portion of the facilities’ win per day to be set aside to be used to fund facility-specific marketing, advertising, promotions and service. These amounts are offset against revenue. Licensing revenue generated from the use of the Company’s software is recognized when earned and reported.
Revenues from the stand-alone product sales or separate accounting units are recorded when:

•	Persuasive evidence of an arrangement exists;

•	The sales price is fixed and determinable;

•	Delivery has occurred and services have been rendered; and

•	Collectability is probable.

The Company believes that the sale of its machines, and installation, training, service and removal thereof do not meet all the criteria in Accounting Standards Codification (“ASC”) 605-25-25-5. The Company believes the criteria in paragraph 5(a) is met because its customers buy gaming machines of similar functionality and configuration from other suppliers in the Company’s industry, while the Company believes the criteria in paragraph 5(c) is not met because it does not offer a general right of return and installation and training is performed typically or within a day of the delivery of the machine to the customer. The majority of the Company’s lease agreements includes a requirement for the Company to service games should failures occur. The cost related to the servicing of these machines is expensed as incurred and is not significant compared to the total revenue generated from the lease contract. Further, the Company does not offer the servicing of machines (i.e., extended warranties) as a separate deliverable to customers as a matter of practice.
Cash and Cash Equivalents
Cash and equivalents consist primarily of deposits held at major banks and other marketable securities with original maturities of 90 days or less.
Restricted Cash
Restricted cash amounts represent funds held in escrow as collateral for the Company’s surety bonds for various gaming authorities.
Notes Receivable and Development Agreements
The Company enters into development agreements to provide financing for new tribal gaming facilities, or for the expansion of existing facilities. The agreements generally come in two forms. The first is in the form of a loan. Interest income is recognized on the repayment of the notes based on the stated rate or, if not stated explicitly in the development agreement, on an imputed interest rate. If the stated interest rate is deemed to be other than a market rate or zero, a discount is recorded on the note receivable as a result of the difference between the stated and market rate and a corresponding intangible is recorded. The intangible is recognized in the financial statements as a contract right under development agreement and amortized as a reduction in revenue over the term of the agreement. The second is in the form of an advance that is not expected to be repaid. These advances are accounted for as customer rights and amortized over the term of the agreement as a reduction in revenue. In both scenarios, the customer commits to a fixed number of gaming terminal placements in the facility, and the Company receives a fixed percentage of those gaming terminals’ win per day over the term of the agreement or a daily fee per gaming terminal. Certain agreements contain performance standards for the gaming terminals that could allow the facility to reduce a portion of the guaranteed floor space. In the event a portion of the guaranteed floor space is reduced, the Company would recognize an impairment of the associated intangible. Interest income related to notes receivable is recorded as interest income in the Consolidated Statement of Operations and Comprehensive Loss.
Generally, the Company utilizes the term of a contract to amortize the intangible assets associated with development agreements. The Company reviews the carrying value of these contract rights at least annually, or whenever changes in circumstances indicate the carrying value of these assets may not be recoverable. While management believes that the estimates and assumptions used in evaluating the carrying value of these assets are reasonable, different assumptions could materially affect either the carrying value or the estimated useful lives of the contract rights.
The Company assesses the impairment of notes whenever events or changes in circumstances indicate the carry value may not be realized. Impairment is measured based on the present value of the expected future cashflows and is recorded as bad debt expense in the period of assessment. Pursuant to the Acquisition Agreement, notes receivable were retained by AGS Holdings on the Closing Date. For the Predecessor Period and the years ended December 31, 2012 and 2011, the Predecessor recorded an impairment of notes of approximately $0.1 million, $0 and $0, respectively.
Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts related to the accounts receivable and notes receivable that have been deemed to have a high risk of collectability. The Company reviews the accounts receivable and notes receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company analyzes historical collection trends and changes in the customers’ payment patterns, customer concentration, and credit worthiness when evaluating the adequacy of the allowance for doubtful accounts. A large percentage of receivables are with Native American tribes that have their reservations and gaming operations in the state of Oklahoma, and the Company has concentrations of credit risk with several tribes. The Company includes any receivable balances that are determined to be uncollectible in the overall allowance for doubtful accounts. Changes in the assumptions or estimates reflecting the collectability of certain accounts could materially affect the allowance for both trade and notes receivable.

The activity related to the allowance for trade accounts receivable for the periods below are as follows:

	Successor
	Allowance for Accounts Receivables Period from December 21, 2013 through December 31, 2013
	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Accounts receivable, current	$—	$—	$—	$9,088	$9,088

	Predecessor
	Allowance for Accounts Receivables Period from January 1, 2013 through December 20, 2013
	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Accounts receivable, current	$490,738	$(80,403)	$—	$139,105	$549,440

	Predecessor
	Allowance for Accounts Receivables Year ended December 31, 2012
	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Accounts receivable, current	$1,703,977	$(1,031,738)	$—	$(181,501)	$490,738

	Predecessor
	Allowance for Accounts Receivables Year ended December 31, 2011
	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Accounts receivable, current	$1,383,321	$—	$—	$320,656	$1,703,977
Inventories
Inventories consist primarily of parts and supplies that are used to repair and maintain machinery and equipment. Inventories are stated at the lower of cost or market. Cost of inventories is determined using the first-in, first-out (“FIFO”) method for all components of inventory. The Company regularly reviews inventory quantities and update estimates for the net realizable value of inventories. This process includes examining the carrying values of parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose). Some of the factors involved in this analysis include the overall levels of the inventories, the current and projected sales levels for such products, the projected markets for such products and the costs required to sell the products, including refurbishment costs. Changes in the assumptions or estimates could materially affect the inventory carrying value.
Gaming Equipment, Vehicles and Other Equipment
The cost of gaming equipment, consisting of fixed-base player terminals, file servers and other support equipment as well as vehicles and other equipment, is depreciated over their estimated useful lives, generally using the straight-line method for financial reporting. Repairs and maintenance costs are expensed as incurred. The Company annually evaluates the estimated lives used to depreciate assets. The estimated useful lives are as follows:

Gaming equipment deployed	3 to 5 years
Vehicles and other equipment	3 to 7 years

The Company measures recoverability of assets to be held and used by comparing the carrying amount of an asset to future cash flows expected to be generated by the asset. The Company’s policy is to impair, when necessary, excess or obsolete gaming terminals on hand that it does not expect to be used. Impairment is based upon several factors, including estimated forecast of gaming terminal demand for placement into casinos. While the Company believes that the estimates and assumptions used in evaluating the carrying amount of these assets are reasonable, different assumptions could affect either the carrying amount or the estimated useful lives of the assets, which could have a significant impact on the results of operations and financial condition. The Predecessor recognized an impairment charge for obsolete gaming terminals since the carrying amount was greater than fair value of approximately $3.4 million, $2.7 million and $0.8 million, for the Predecessor Period and the years ended December 31, 2012 and 2011, respectively.
Intangible Assets
The Company reviews its identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment losses are recognized for identifiable intangibles, other than goodwill, when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the assets’ carrying amount.
The brand name intangible asset has an indefinite useful life. We do not amortize the brand name intangible, but instead test for possible impairment at least annually or when circumstances warrant. We perform a qualitative assessment to determine if it is more likely than not that the fair value of the asset is less than its carrying amount. If we believe, as a result of our qualitative assessment, that it is more likely than not that the fair value of the asset is less than its carrying amount, the quantitative impairment test is required.
The Company groups its definite-lived intangible assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company groups its identifiable intangible assets and reviews them for impairment according to the groupings below:

•
Contract rights under development agreements – these intangibles relate to the discounts on development note receivables loans that have been extended to customers at interest rates that are deemed below market in exchange for a fixed number of gaming terminal placements in the customer’s facility. The Company receives a fixed percentage of those gaming terminals’ win per day over the term of the agreement or a daily fee per gaming terminal. Contract rights under development agreements are amortized over the term of the agreement as a reduction in revenue. The Company’s impairment analysis incorporates reviewing the future expected revenues and cash flows under the respective contracts in comparison to the underlying net book value of the associated intangible;

•
Customer agreements – these intangibles represent either the cash advances to customers that are not expected to be repaid in exchange for a fixed number of gaming terminal placements in the customer’s facility or the value that has been assigned to the customer agreements as a result of the Acquisition. The Company receives a fixed percentage of those gaming terminals’ win per day over the term of the agreement or a daily fee per gaming terminal. Customer agreements are amortized either over the term of the agreement or the expected life of the customer agreement as a reduction in revenue. The Company’s impairment analysis incorporates the reviewing future expected revenues and cash flows with these related customer under the respective contracts in comparison to the underlying net book value of the associated intangible;

•
Third-party licenses – these intangibles represent the rights to license third party gaming titles that the Company has purchased for use in its gaming terminals. Third-party licenses are amortized to operating expense over the shorter of the term of the license or the expected life of the titles, whichever is shorter. The Company’s impairment analysis incorporates the future expected revenues and cash flows of the title or gaming titles in comparison to their underlying net book value of the associated intangible;

•
Internally developed gaming software – these intangibles represent software development costs that are capitalized once technological feasibility has been established and are amortized when the software is placed into service. Any subsequent software maintenance costs, such as bug fixes and subsequent testing, are expensed as incurred. Discontinued software development costs are expensed when the determination to discontinue is made. Software developments costs are amortized over the expected life of the title or group of titles, if applicable, to amortization expense.

•
Purchased software – these intangibles represent the license to operate the ticket-in-ticket-out (“TITO”) technology associated with many of the Company’s gaming terminals. These costs are amortized over the expected life of the underlying gaming terminal. These TITO intangible assets are included with a gaming terminal and are not transferrable to other gaming terminals once placed into service; therefore, the Company’s impairment analysis is incorporated with the Company’s review for impairment of the underlying gaming terminal. The Company evaluates the future revenues and cash flows associated with the underlying gaming terminal in comparison to the underlying net book value of the gaming terminal and associated TITO intangible asset.

The Company reviews its definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Examples of such events or changes in circumstances include the following:

•
Contract rights under development agreements and customer agreements (1) other than temporary decrease in revenue and cash flows associated with a particular customer (2) reduction in amount of gaming terminal placements in the customer’s facility;

•	Third-party licenses – other than temporary decreases in revenue and cash flows associated with a gaming title or group of gaming titles;

•	Purchase software – other than temporary decreases in revenue and associated cash flow associated with a specific gaming terminal.
Impairment is reviewed at a minimum once a quarter. When the estimated undiscounted cash flows are not sufficient to recover the intangible assets’ carrying amount, an impairment loss is measured to the extent the fair value of the asset is less than its carrying amount. The Predecessor recognized an impairment charge of approximately $1.7 million, $3.7 million and $0 for the Predecessor Period and the years end December 31, 2012 and 2011, respectively.
Costs of Computer Software
Internally developed gaming software represents the Company’s internal costs to develop gaming titles to utilize on the Company’s gaming terminals. Internally developed gaming software is accounted for under FASB ASC Topic 985-20, Costs of Software to Be Sold, Leased or Marketed, and is stated at cost, which is amortized over the estimated useful lives of the software, generally using the straight-line method. Software development costs are capitalized once technological feasibility has been established and are amortized when the software is placed into service. Any subsequent software maintenance costs, such as bug fixes and subsequent testing, are expensed as incurred. Discontinued software development costs are expensed when the determination to discontinue is made. Software developments costs are amortized over the expected life of the title or group of titles, if applicable, to amortization expense.
On a quarterly basis, or more frequently if circumstances warrant, the Company compares the net book value of its internally developed computer software to the net realizable value on a title or group of title basis. The net realizable value is determined based upon certain assumptions, including the expected future revenues and net cash flows of the gaming titles or group of gaming titles utilizing that software, if applicable. For the year ended December 31, 2012, the Predecessor recognized an impairment charge of approximately $0.8 million for internally developed costs that related to a licensing agreement held by AGS Toronto, which the Company terminated in March 2013. These assets had no future value and were written off accordingly.
Goodwill
The excess of the purchase price of entities that are considered to be purchases of businesses over the estimated fair value of the assets acquired and the liabilities assumed is recorded as goodwill. The Company is required to perform an annual goodwill impairment review, and depending upon the results of that measurement, the recorded goodwill may be written down and charged to income from operations when its carrying amount exceeds its estimated fair value. Goodwill is reviewed for possible impairment annually on September 30 of each year or more frequently whenever events or changes in circumstances indicate that the carrying value may not be recoverable, such as a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, or a loss of key personnel. For the year ended December 31, 2012, the Predecessor recorded an impairment charge of approximately $18.7 million which amounted to the entire balance of goodwill. The impairment was primarily a result of actual results not meeting our long-term operating plan.
In connection with the acquisition of 100% of the equity in AGS Capital on December 20, 2013, the Company recorded approximately $60.4 million of goodwill as part of purchase accounting (see Note 3).
Deferred Loan Costs
Deferred loan costs consist of various debt issuance costs and are being amortized on the effective-interest method over the life of the related loans. The Company recognized amortization expense related to loan costs of approximately $21,000 for the Successor Period, which was included in interest expense in the accompanying consolidated statements of operations and comprehensive loss. The Predecessor recognized amortization expense related to loan costs of approximately $1.2 million, $1.6 million and $0.8 million for the Predecessor Period and for the years ended December 31, 2012 and 2011, respectively, in interest expense in the accompanying consolidated statements of operations and comprehensive loss.

Acquisition Accounting
We follow acquisition accounting for all acquisitions that meet the business combination definition. Acquisition accounting requires us to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest at the acquisition-date fair value. While we use our best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement.
Fair Value of Financial Instruments
The Company applies the provisions of FASB Topic 820, “Fair Value Measurements”(Topic 820) to its financial assets and liabilities. Fair value is defined as a market-based measurement intended to estimate the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. Topic 820 also established a fair value hierarchy, which requires an entity to maximize the use of observable inputs when measuring fair value. These inputs are categorized as follows:

•	Level 1 - quoted prices in an active market for identical assets or liabilities;

•
Level 2 - quoted prices in an active market for similar assets or liabilities, inputs other than quoted prices that are observable for similar assets or liabilities, inputs derived principally from or corroborated by observable market data by correlation or other means; and

•	Level 3 - valuation methodology with unobservable inputs that are significant to the fair value measurement.
The carrying values of the Company’s cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short term maturities of these instruments. The carrying value of the Company’s debt at December 31, 2013 is consistent with fair value due to the variable interest rates in place.
Customer Deposits on Gaming Machine Leases
Total deposits from third-party distributors as deposits on gaming machine leases totaled $0 and approximately $0.4 million at December 31, 2013 and December 31, 2012, respectively.
Accounting for Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that included the enactment date. Future tax benefits are recognized to the extent that realization of those benefits is considered more likely than not, and a valuation allowance is established for deferred tax assets which do not meet this threshold.
Research and Development
The Company conducts research and development activities primarily to develop new gaming platforms and gaming content. These research and development costs consist primarily of salaries and benefits and are expensed as incurred. Once the technological feasibility of a project has been established, capitalization of development costs begins until the product is available for general release. Research and development expenses were approximately $28,000, $1.9 million, $2.1 million and $1.8 million for the Successor Period, the Predecessor Period and the years ended December 31, 2012 and 2011, respectively, and is included as a component of general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.
Contingencies
The Company assesses its exposures to loss contingencies including claims and legal proceedings and accrues a liability if a potential loss is considered probable and the amount can be estimated. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, if the actual loss from a contingency differs from management’s estimate, there could be a material impact on the results of operations or financial position. Operating expenses, including legal fees, associated with contingencies are expensed when incurred.
Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents, trade receivables and note receivable. Cash equivalents are investment-grade, short-term debt instruments consisting of treasury bills which are maintained with high credit quality financial institutions under repurchase agreements. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits.
The Company’s gaming revenue customers are concentrated in the Class II gaming and casino industry and are located primarily in Oklahoma. Certain Native American tribes or their gaming enterprise and certain commercial locations comprise a significant component of the Company’s total gaming revenue or trade receivables. However, the Company also conducts business through distributor relationships, some of which act as a collection agent. The following gaming revenue and trade receivable concentrations existed at December 31, 2013 and 2012:

	2013	2012
Gaming revenue
Customer A	34%	35%
Customer B	11%	9%
Trade receivable
Customer A	10%	—%
Customer B	9%	10%
Customer C	3%	7%
Customer D	—%	1%
Customer E	—%	1%
Customer F	—%	2%
Customer G	—%	8%
Customer H	2%	7%
Supplier Dependence
The Company’s gaming equipment operates primarily on software developed by Bluberi Gaming Technologies, Inc. (formerly Labtronix Group Inc.) (“Bluberi”). Bluberi provides PC boards for the Company’s manufactured gaming machines featuring Bluberi software content, as well as server hardware for each customer location with gaming machines operating on Bluberi software. Up until May 2012, the Predecessor paid Bluberi a licensing fee equal to 20% of revenue earned related to games placed in casinos which operate with Bluberi software content, which gives the Company the rights to operate select game titles and related PC boards and server hardware. On January 9, 2012, the Predecessor entered into a definitive agreement with Bluberi to purchase all of Bluberi’s right, title and interest in certain game titles (see note 7). The Gametronics acquisition in 2008 enables the Company to develop software if Bluberi were unable to fulfill its duties under this arrangement. Although the Company believes that it could locate a substitute software developer, any such replacement would involve some delay and the Company may not be able to maintain operation of its terminals without significant interruption. Any failure of the Company to maintain operation of its gaming terminals could have a material adverse effect on its business, results of operations and financial condition.
Foreign Currency Translation
The financial statements of the Company’s Canadian subsidiary are translated into U.S. dollars at the year-end rate of exchange for asset and liability accounts and the average rate of exchange for income statement accounts. The effects of these translations are recorded as a component of other accumulated comprehensive (loss) income in stockholders’ equity/member’s deficit.
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs for the Successor Period, the Predecessor Period and the years ended December 31, 2012 and 2011 were approximately $2,000, $0.2 million, $0.3 million and $0.4 million, respectively.
Reclassifications
Certain reclassifications have been made, within general and administrative expenses, to prior year amounts in order to conform with current year presentation. Including, approximately $0.9 million and $1.1 million for the years ended December 31, 2012 and 2011, respectively, reclassed to research and development expenses. This reclassification had no effect on previously reported general and administrative expense, operating loss or net loss.

Recently Issued Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that amends the presentation requirements of an unrecognized tax benefit when a loss or other carryforward exists. The update would require the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. The effective date for this update is for the annual and interim periods beginning after December 15, 2013. The Company is currently evaluating the impact, if any, of adopting this statement on its consolidated financial statements.
In July 2012, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, (“ASU 2012-02”). ASU 2012-02 amends the guidance in ASC 350-302 on testing indefinite-lived intangible assets, other than goodwill, for impairment by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. In addition, ASU 2012-02 does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption being permitted. The adoption of this standard did not have a material effect on the Company’s financial position or results of operations.
NOTE 3. PURCHASE ACCOUNTING IN CONNECTION WITH THE ACQUISITION
As discussed in Note 1 to the consolidated financial statements, on September 16, 2013, the Company acquired, through a wholly owned subsidiary, 100% of the equity in AGS Capital from AGS Holdings. The Acquisition was consummated on December 20, 2013.
The Acquisition was financed in part by the Senior Secured Credit Facilities, which are comprised of the $155 million Term Facility and the $25 million Revolving Facility (each, as defined herein). AP Gaming I, LLC, an indirect wholly owned subsidiary of AP Gaming, is the borrower of the Senior Secured Credit Facilities, which are guaranteed by AP Gaming Holdings, LLC (“AP Gaming Holdings”), AP Gaming I, LLC’s direct parent company, and each of AP Gaming I, LLC’s direct and indirect material wholly owned domestic subsidiaries including AGS Capital. Additionally, the Company issued 10,000,000 shares of common stock at $0.01 par value to Apollo Gaming Holdings, L.P. The total cost to acquire all the outstanding shares was $100,000,000. The source of the funds for the acquisition of the Company was provided by committed equity capital contributed by certain equity funds managed by Apollo.
The contractual purchase price of $220.3 million, a seller note of $2.2 million, the settlement of $3.3 million in contingent consideration resulting in an additional seller note of $3.3 million issued in January 2014, and a working capital reduction of $5.3 million, resulted in an aggregate purchase price of $220.5 million. The contingent consideration of $3.3 million was based on certain financial performance metrics that were achieved during signing and closing.

The following summarizes the consideration paid for the Acquisition of AGS Capital:

Contractual Cash Purchase Price	$220,300,000
Seller notes	5,531,000
Working Capital Adjustment	(5,340,274)
Total Consideration	$220,490,726
In the Successor Period the Company incurred approximately $7.5 million in costs related to the Acquisition, which were included in write downs and other charges on the consolidated statements of operations and comprehensive loss.
The Acquisition was accounted for as a business combination using the acquisition method of accounting, whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair market values. Fair value measurements have been applied based on assumptions that market participants would use in the pricing of the assets or liabilities. The significant items for which a final fair value has not been determined as of the filing of this Annual Report of Form 10-K include the working capital adjustment and intangible assets.

A preliminary allocation of the purchase price has been made to major categories of assets and liabilities based on management’s estimates. The allocation of the purchase price to the estimated fair values of the assets acquired and the liabilities assumed was as follows:

At December 20, 2013
Currents assets	$17,858,154
Gaming equipment, vehicles and other equipment, net	48,746,877
Goodwill	60,383,930
Intangible assets	98,987,631
Other long-term assets	1,616,322
Total assets	227,592,914
Total liabilities	7,102,188
Total equity purchase price	$220,490,726
Our preliminary estimates of the fair values of depreciable tangible assets are as follows:

	Fair values at December 20, 2013	Average remaining useful life (in years)
Gaming equipment, vehicles and other	$48,746,877	1 - 5
Our preliminary estimates of the fair values of identifiable intangible assets are as follows:

	Fair values at December 20, 2013	Average remaining useful life (in years)
Trade name - “American Gaming Systems”	$12,126,000	Indefinite
Trade name - “Gambler’s Choice”	809,000	7
Contract rights under development agreements, customer relationships and agreements	60,112,000	7
Third party licenses	11,520,000	3 - 5
Internally developed gaming software	12,348,000	1 - 5
Purchased software	2,072,631	1 - 5
	$98,987,631
The estimated fair value of acquired gaming equipment, vehicles and other, was determined using cost approaches in which we determined an estimated reproduction or replacement cost, as applicable.
The estimated fair values of acquired finite- and indefinite-lived trade names, third party licenses and internally developed gaming software was determined using the based on the relief from royalty method under the income approach, which is a risk-adjusted discounted cash flow approach. The relief from royalty method values an intangible asset by estimating the royalties saved through ownership of the asset. The relief from royalty method requires identifying the future revenue that would be impacted by the trade name, multiplying it by a royalty rate deemed to be avoided through ownership of the asset and discounting the projected royalty savings amounts back to the acquisition date. The royalty rate used in such valuation was based on a consideration of market rates for similar categories of assets. The indefinite-lived trade name relates to "American Gaming Systems" and the finite-lived trade name relates to "Gambler’s Choice".
The estimated fair value of the acquired customer relationships was determined using the excess earnings method, which is a risk-adjusted discounted cash flow approach that determines the value of an intangible asset as the present value of the cash flows attributable to such asset after excluding the proportion of the cash flows that are attributable to other assets. The contribution to the cash flows that are made by other assets - such as fixed assets, working capital, workforce and other intangible assets, including trade names and internally developed gaming software and third party licenses - was estimated through contributory asset capital charges. The value of the acquired customer relationship asset is the present value of the attributed post-tax cash flows, net of the post-tax return on fair value attributed to the other assets.
As a result of the Acquisition, we recorded approximately $60.4 million of goodwill at December 21, 2013, which is deductible for tax purposes, primarily attributed to enhanced financial scale, opportunities for synergies and opportunities with other Apollo related companies and other strategic benefits. Some of the values and amounts used in the initial application of purchase accounting for our consolidated balance sheet were based on estimates and assumptions.

The following table presents the unaudited pro forma results as if the Acquisition had occurred as of January 1, 2012:

	Year ended December 31,
	2013	2012
Revenues	$58,382,896	$58,555,107
Loss from operations	(5,549,212)	(36,034,480)
Net loss	(21,596,140)	(66,678,088)
Basic and diluted loss per share common share	(2.16)	(6.67)
NOTE 4. NOTES RECEIVABLE
Pursuant to the Acquisition Agreement, notes receivables on the Closing Date were retained by AGS Holdings.
At December 31, 2012, notes receivable consisted of the following:

Predecessor
Note A	$671,032
Note B	1,059,907
Note C	8,932,000
Note D	1,049,869
Other, net	729,307
Total notes receivable, net	12,442,115
Less: Current portion	(2,394,149)
Notes receivable—long term	$10,047,966
Note A
On June 14, 2007, the Predecessor committed to a significant, existing tribal customer to provide approximately $18.8 million for part of the funding for a facility expansion. In return, the Predecessor received the right to approximately 10% of the additional 4,000 gaming units expected to be placed in the expanded facility. The agreement allows the customer to buy out the Predecessor’s right to floor space after the note has been repaid. The Predecessor advanced its total commitment of approximately $18.8 million in 2007. On September 4, 2008, the agreement was amended to reduce the development funding from approximately $18.8 million to $9.4 million in return for a reduction in the number of gaming units to be placed in the facility, from 10% of total expected units to 5%. The Predecessor paid approximately $0.2 million to modify the agreement and was repaid approximately $9.4 million in 2008. In addition, the Predecessor recorded approximately $0.5 million loss in 2008 on restructuring of the note receivable that was due primarily from the difference in value between the unamortized intangible asset and the unearned discount for the receivable at the time that the agreement was restructured. The amended development agreement specifies that the note receivable will be repaid out of net profits, as defined in the agreement, in excess of $9.0 million per month. As the collections on the note are received and the expected timing of the payments is re-evaluated, the imputed interest rate earned is evaluated and may change. Based upon the trend of collections to date and expected future collection, the imputed interest rate approximates 20.6% at December 31, 2012. The Predecessor recorded approximately $46,000, $0.2 million and $0.3 million of imputed interest during the Predecessor Period and the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, the balance of the note receivable has been reduced by an unamortized discount of approximately $46,000.
Note B
On September 20, 2010, the Predecessor entered into a development agreement and committed approximately $1.5 million to an existing tribal customer to provide part of the funding for the development and construction of a gaming facility in Oklahoma. In return, the Predecessor received the right to approximately 20% of the new square footage of all Available Gaming Floor Space in the Project, as defined, provided that in no event the Predecessor will have no more or less than 50 gaming units for a period of six years and eleven months subject to certain performance criteria, as defined. The agreement allows the customer to buy out the Predecessor’s right to floor space after the note has been repaid. The amended development agreement specifies that the note receivable will be repaid out of the Net Profits, as defined in the agreement, in excess of $0.5 million per month. As the collections on the note are received and the expected timing of the payments is re-evaluated, the imputed interest rate earned is evaluated and may change.
Based upon the trend of collections to date and expected future collection, the imputed interest rate approximates 4.5%. The Predecessor recorded approximately $38,000, $73,000 and $17,000 of imputed interest during the Predecessor Period and the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, the balance of the note receivable has been reduced by an unamortized discount of approximately $50,000.

Note C
On December 15, 2010 and further amended on November 17, 2011 and December 8, 2011, the Predecessor entered into an agreement to loan funds not to exceed approximately $2.3 million with a company that intends to operate and service slot routes in Illinois. As of December 31, 2011, the Predecessor has fully funded the loan under this agreement. Full funding of the loan was predicated on the route operator acquiring the rights to place VGT’s at a minimum of 135 locations pursuant to Use Agreements, as defined. On March 6, 2012, the Predecessor executed an Amended and Restated Loan Agreement (“Restated Loan”) with the holder of Note C. The Restated Loan provides for a Route Acquisition Tranche of approximately $4.7 million and an operational tranche of approximately $0.8 million. The Restated Loan was amended July 25, 2012 to increase the operational tranche to approximately $1.0 million. On October 25, 2012 the Predecessor assumed a loan agreement of approximately $1.9 million from a related party. On December 20, 2012, the Predecessor extended a second operational tranche for approximately$1.4 million and as well as the “Vault Promissory Note” for approximately $0.5 million for funds to acquire certain route equipment. Interest was payable at a rate of 13% or 15% for various notes, on the outstanding balance until the note matures on dates ranging from March 9, 2016 to December 31, 2016. The Predecessor recognized interest income on percentage basis of live units to expected total deployments.
On February 1, 2013, the Predecessor signed an Intercreditor Agreement (“Intercreditor”) with a third party, allowing the route operator to obtain a maximum of $3 million in first lien financing from the third party.  As a result of the Intercreditor, the Predecessor’s notes became subordinated and related interest payments were made in-kind until the first lien obligations were repaid.
On April 18, 2013, the Predecessor signed the First Amendment to the Intercreditor Agreement (“First Amendment”) with Fortress, which allowed the first lien financing to increase from $3 million to $6 million.
On November 22, 2013, the Predecessor received approximately $3.2 million as partial repayment of the outstanding loans and signed the Second Lien Credit Agreement related to the remaining approximately $7.7 million (including the $1.1 million related to Note D) owed by the route operator. Among other things, the Second Lien Loan was subordinate to the first lien financing and interest at 13% would be paid-in-kind until the first lien financing was repaid. In addition, all previously earned interest under the loans would be waived which amounted to approximately $1.0 million. As a result of the signing the Second Lien Credit Agreement, the Predecessor recorded an impairment of approximately $0.1 million.
On November 22, 2013, the Predecessor entered into a master lease agreement with the route operator which amended the previous lease agreements, by and among things, lowering the daily fee by $.50 a day, providing a free rent period from October 6, 2013 to February 28, 2014 and extending the lease term for the same amount of time as the free rent period. The Predecessor accounted for the new lease as an operating lease as collectability of future rents was uncertain given the economic concessions made in the master lease agreement. The waived interest, which the Company viewed as a lease inducement, along with the free rent period was accounted for in accordance with ASC 840-20.
Note D
On January 12, 2011 and March 10, 2011, the Predecessor loaned approximately $0.9 million and $0.2 million, respectively, in exchange for promissory notes to an entity. Interest on the notes accrues at a rate of 5% until the date that routine gaming operations commence at which point the interest rate will increase to 10% and the entity will be required to commence 60 monthly principal and interest installments. All accrued and unpaid interest prior to the first payment of principal must be paid on this day as well. The Predecessor recognized interest income on percentage basis of live units to expected total deployments. The Predecessor retains a claim on the general assets of the entity as collateral.
On March 30, 2012, the holder of Note C entered into a management agreement with the holder of Note D to manage the routes acquired by the holder of Note D. As part of that agreement, the holder of Note C assumed the holder of Note D’s obligation to the Predecessor through the execution of a Loan Assumption and Release Agreement dated March 30, 2012.
Other Notes Receivable
Other notes receivable represent arrangements with other customers related to the Predecessor’s advances for the construction and development of casino expansions or the Predecessor’s financing of the sale of gaming machines to customers. Interest rates and maturities of the notes vary as do principal and interest payments.
The Predecessor’s notes receivable were reviewed monthly, at a minimum, for impairment. The Predecessor also reviewed a variety of other relevant qualitative information such as collection experience, economic conditions and specific customer financial conditions to evaluate credit risk in recording the allowance for notes receivable or as an indicator of an impaired loan. The Predecessor accrued interest, if applicable, on its notes receivables per the terms of the agreement. Interest was not accrued on past due notes receivable, or individual amounts that the Predecessor has determined and specifically identified as not collectible. The Company will resume accruing interest to the extent payments are being received and collectibility is determined to be highly probable.
The following tables detail our evaluation of notes receivable for impairment:

	Predecessor
	Notes Receivable as of December 31, 2012
	Ending Balance	Ending Balance Individually Evaluated For Impairment	Ending Balance Collectively Evaluated For Impairment
Notes receivable, current	$2,394,149	$1,488,050	$906,099
Notes receivable, non-current	10,494,740	1,418,970	9,075,770
Total	$12,888,889	$2,907,020	$9,981,869
The activity related to the allowance for notes receivable for the Predecessor Period is as follows:

	Predecessor
	Allowance for Notes Receivables Period from January 1, 2013 through December 20, 2013
	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Ending Balance Individually Evaluated For Impairment	Ending Balance Collectively Evaluated For Impairment
Notes receivable, current	$—	$—	$—	$—	$—	$—	$—
Notes receivable, non-current	446,774	(419,046)	—	126,615	154,343	—	—
	$446,774	$(419,046)	$—	$126,615	$154,343	$—	$—
The activity related to the allowance for notes receivable for the year ended December 31, 2012 is as follows:

	Predecessor
	Allowance for Notes Receivables Year Ended December 31, 2012
	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Ending Balance Individually Evaluated For Impairment	Ending Balance Collectively Evaluated For Impairment
Notes receivable, current	$—	$—	$—	$—	$—	$—	$—
Notes receivable, non-current	8,876,202	(8,876,202)	—	446,774	446,774	446,774	—
	$8,876,202	$(8,876,202)	$—	$446,774	$446,774	$446,774	$—

The activity related to the allowance for notes receivable for the year ended December 31, 2011 is as follows:

	Predecessor
	Allowance for Notes Receivables Year Ended December 31, 2011
	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Ending Balance Individually Evaluated For Impairment	Ending Balance Collectively Evaluated For Impairment
Notes receivable, current	$—	$—	$—	$—	$—	$—	$—
Notes receivable, non-current	8,876,202	—	—	—	8,876,202	8,876,202	—
	$8,876,202	$—	$—	$—	$8,876,202	$8,876,202	$—
The following summarizes the aging of past due note receivables as of December 31, 2012:

	Predecessor
	1 to 90 Days Past Due	91 to 180 Days Past Due	181+ Days Days Past Due	Total Past Due	Current	Total Receivable	Recorded Investment in Receivables on Nonaccrual Status	Recorded Investment 90 Days and Accruing
Notes receivable	$17,754	$14,423	$423,762	$455,939	$12,432,950	$12,888,889	$455,938	$—
The aging of note receivable balances are based on their contractually agreed upon payment terms.
Impairment is recognized when, based on current information and events, it is probable that the Predecessor will be unable to collect all amounts due according to the contractual terms of a note arrangement. During the year ended December 31, 2012, recognized an impairment charge on notes receivable and a related allowance of approximately $0.4 million.
The impaired loan balance as of December 31, 2012 was as follows:

	Predecessor
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With allowance recorded:
Notes receivables	$443,085	$443,085	$(443,085)	$439,150	$29,235
Without allowance recorded:
Notes receivable	—	—	—	—	—
	$443,085	$443,085	$(443,085)	$439,150	$29,235
NOTE 5. CONTRACT RIGHTS UNDER DEVELOPMENT AGREEMENTS AND CUSTOMER AGREEMENTS
The Company enters into development agreements and placement fee agreements with certain customers to secure floor space under lease agreements for its gaming machines. Amounts paid in connection with the development agreements are repaid to the Company in accordance with the terms of the agreement, whereas placements fees are not reimbursed. Placement fees can be in the form of cash paid upfront or free lease periods and are accreted over the life of the contract and the expense is recorded as a reduction of revenue. For the Predecessor Period and the years ended December 31, 2012 and 2011, approximately $3.9 million, $3.9 million and $4.3 million, respectively, were recorded as a reduction of revenue as accretion of contract rights under development agreements and customer agreements. In connection with the Acquisition the contract rights under development agreements and customer agreements were recorded at net fair value as part of purchase accounting (see Note 7). In accordance with ASC 605-15, as it relates to a business combination, the amortization of the net fair value of the contract rights under development agreements and customer agreements will be recorded in depreciation and amortization expense in the consolidated statements of operations and comprehensive loss.

NOTE 6. GAMING EQUIPMENT, VEHICLES AND OTHER EQUIPMENT
Gaming equipment, vehicles and other equipment consist of the following:

	Successor	Predecessor
	December 31, 2013	December 31, 2012
Gaming equipment	$44,211,537	$77,559,874
Vehicles and other equipment	5,769,898	12,988,667
Less: Accumulated depreciation	(476,504)	(50,281,178)
Total gaming equipment, vehicles and other equipment, net	$49,504,931	$40,267,363
The above amounts as of December 31, 2013, include net fair value adjustments recorded as part of purchase accounting that increased the aggregate carrying value of property and equipment as of the Closing Date (see Note 3).
Gaming equipment, vehicles and other equipment are depreciated over the respective useful lives of the assets ranging from three to seven years. Depreciation expense was approximately $0.5 million for the Successor period. Depreciation expense was approximately $16.0 million, $14.4 million and $12.4 million for the Predecessor Period and the years ended December 31, 2012 and 2011, respectively.
Immaterial Error Correction
In anticipation of purchase accounting related to the Acquisition, the Company undertook a thorough review of their underlying accounting records for gaming equipment, vehicles and other equipment, and determined certain long-lived assets had not been sufficiently depreciated in prior periods. Based on the analysis performed, it was determined that $0.6 million of depreciation expense should have been recorded in the years prior to 2013. We have performed an evaluation to determine if the financial statement impacts resulting from this error in accounting were material, considering both quantitative and qualitative factors. Based on this materiality analysis, we concluded that correcting the cumulative error would be immaterial to the current year financial statements and a correction of the error would not have a material impact to any individual prior period financial statements. Accordingly, we have recorded the entire cumulative depreciation expense in the amount of $0.6 million in depreciation and amortization expense in the consolidated statement of operations and comprehensive loss for the Predecessor Period.
The impact this depreciation expense would have on the prior periods presented is approximately $0.3 million and $0.2 million for the years ended December 31, 2012 and 2011, respectively, and $0.1 million for the periods prior to 2011, which are not presented in these consolidated financial statements.

NOTE 7. GOODWILL AND INTANGIBLES
Changes in the carrying amount of Goodwill are as follows:

	Successor			Predecessor
	December 31, 2013			December 31, 2012
	Gross Carrying amount	Accumulated Impairment	Net Carrying Value	Gross Carrying amount	Accumulated Impairment	Net Carrying Value
Goodwill	$60,383,930	$—	$60,383,930	$—	$—	$—
Intangible assets consist of the following:

		Successor			Predecessor
		December 31, 2013			December 31, 2012
	Useful life (years)	Gross Value	Accumulated Amortization	Net Carrying Value	Gross Value	Accumulated Amortization	Net Carrying Value
Trade name - “American Gaming Systems”	Indefinite	$12,126,000	$—	$12,126,000	$—	$—	$—
Trade name - “Gambler’s Choice”	7	809,000	(3,417)	805,583	—	—	—
Contract rights under development agreements, customer relationships and agreements	7	60,112,000	(253,929)	59,858,071	62,248,550	(49,686,428)	12,562,122
Covenants not to compete	3	—	—	—	525,745	(524,692)	1,053
Third party licenses	3 - 5	11,520,000	(69,986)	11,450,014	28,818,500	(7,818,902)	20,999,598
Internally developed gaming software	1 - 5	12,474,169	(108,001)	12,366,168	18,547,767	(14,640,132)	3,907,635
Purchased software	1 - 5	2,076,288	(17,745)	2,058,543	9,658,842	(7,485,229)	2,173,613
		$99,117,457	$(453,078)	$98,664,379	$119,799,404	$(80,155,383)	$39,644,021

The above amounts as of December 31, 2013, include net fair value adjustments recorded as part of purchase accounting that increased the aggregate carrying value of intangible assets and resulted in the recognition of approximately $60.4 million in goodwill as of the Closing Date (see Note 3).
Upon the application of purchase accounting, on the Closing Date, the Company recognized approximately $12.1 million in an indefinite life trade name related to the “American Gaming Systems” trade name and approximately $0.8 million in a trade name related to the “Gambler’s Choice” trade name with a useful life of 7 years.
On January 9, 2012, the Predecessor entered into a definitive agreement (the “Definitive Agreement’) with Bluberi Gaming Technologies, Inc. (“Bluberi”) pursuant to which the Predecessor agreed to terminate its existing distribution agreement with Bluberi (the “Existing Distribution Agreement”) and to purchase all of Bluberi’s right, title and interest in certain game titles covered by the Existing Distribution Agreement (the “Bluberi Transaction”). In connection therewith, the Predecessor agreed to pay approximately $22.8 million to Bluberi and to enter into a five-year service agreement with Bluberi for which the Predecessor would pay Bluberi a approximately $2.0 million servicing fee paid ratably over the term of the service agreement and a one-time approximately $1.0 million performance-based bonus. According to the Definitive Agreement, approximately $3.5 million was due to Bluberi upon execution of the Definitive Agreement and approximately $19.3 million (the “Balance”) was due no later than February 28, 2012 subject to certain restrictions as defined. At the Predecessor’s option, payment of the approximately $19.3 million could be extended one month by paying approximately $2.5 million (the “First Option Payment”) no later than February 28, 2012 and could be extended an additional month by paying approximately $2.5 million (the “Second Option Payment”) no later than March 31, 2012 with both payments applying to the Balance. On March 27, 2012, an addendum to the Definitive Agreement was executed which eliminated the Second Option Payment and replaced it with payments of approximately $0.5 million due March 30, 2012, April 6, 2012, April 13, 2012, April 20, 2012 and April 27, 2012. On May 11, 2012, the Predecessor made its final payment in accordance with the Definitive Agreement and its addendum using proceeds from the capital contribution (see Note 11).
On April 2, 2012, the Predecessor entered into a Letter of Intent to purchase the assets of a video lottery terminal business for a total cash consideration of approximately $5.0 million dollars. Approximately $1.8 million of the purchase price would be paid upon the execution of an asset purchase agreement and approximately $3.0 million would be paid at closing. On April 5, 2012, the Predecessor paid a approximately $0.2 million (the “Lock-up Fee”) to secure a 60-day exclusivity period, to perform due diligence related to the acquisition. The Predecessor also received a license for a game title as consideration for the Lock-up Fee. The payment of the Lock-up Fee is included as part of purchased software on the accompanying consolidated financial statements. On May 31, 2012, the Predecessor terminated its Letter of Intent for the acquisition and received a license for an additional game title.
On July 13, 2012, the Predecessor entered into a contract rights under development agreement with a new tribal customer for the right to place 64 Class II games in exchange for a single up-front payment of approximately $0.6 million. The amount will be amortized over the life of the agreement.
On October 31, 2011, the Predecessor entered into a license agreement with GameTech International, Inc., a supplier of video gaming products. Under the terms of the agreement, AGS will have the exclusive right to market, sell, lease or sublicense five GameTech game titles in licensed establishments across the Illinois territory as defined in the Illinois Video Gaming Act. As consideration for these titles, AGS paid GameTech a non-refundable royalty fee of $1 million on November 9, 2011. In addition to the five titles, AGS will have the option to purchase more titles for a one-time royalty fee of approximately $0.2 million per title. This agreement will continue in perpetuity unless properly terminated by one or more of the parties involved pursuant to the terms of the agreement.
On January 24, 2011, the Predecessor extended its revenue sharing agreement with a key customer. Under the agreement the Predecessor paid approximately $2.8 million for and in consideration of extending the term of the agreement through May 1, 2016. In addition to the amount paid to the key customer, the Predecessor also paid an outside consultant approximately $0.6 million toward obtaining the extension on the existing revenue sharing agreement.
On January 1, 2011, the Predecessor modified three separate revenue sharing arrangements with a customer and consolidated them into a Joint Amendment to Agreements (“Joint Amendment”). Under the Joint Amendment, the Predecessor will pay the customer up to approximately $1.3 million and extend the term under the Joint Amendment to December 31, 2014. As of December 31, 2011, the Predecessor had paid approximately $1.2 million to the customer under the Joint Amendment.
Intangibles are amortized over the respective useful lives of the assets ranging from one to seven years. The weighted average useful life for our definite-lived intangible assets was 4.5 years as of December 31, 2013. Amortization expense related to intangibles, inclusive of accretion of contract rights under development agreements and customer agreements, was approximately $0.5 million, $16.8 million, $19.0 million and $15.6 million for the Successor Period, the Predecessor Period and the years ended December 31, 2012 and 2011, respectively. Included in amortization expense is amortization of internally developed software in the amounts of approximately $0.1 million, $3.2 million, $3.5 million and $2.9 million for the Successor Period, the Predecessor Period and the years ended December 31, 2012 and 2011, respectively.
Amortization expense related to contract rights under development agreements and customer agreements, or accretion of contract rights under development agreements and customer agreements, is netted against gaming revenue in the accompanying statements of operation and other comprehensive loss.
The estimated amortization expense on software development, purchased software and intangible assets, inclusive of accretion of contract rights under development agreements and customer agreements, for each of the next five years and thereafter is as follows:

Years ended December 31,
2014	$15,328,028
2015	15,211,386
2016	15,065,883
2017	12,002,752
2018	11,731,228
Thereafter	17,199,102
NOTE 8. CANADIAN PAYROLL TAX RECEIVABLE
Certain Company expenditures incurred through its subsidiary AGS Toronto are eligible for the Ontario Interactive Digital Media Tax Credit (“OIDMTC”). The OIDMTC is a refundable payroll tax credit paid to corporations that develop interactive digital media products within Ontario. The OIDMTC is based upon the Ontario labor expenditures and eligible marketing and distribution expenditures claimed by a qualifying corporation with respect to eligible products. For a certified game developer, eligible expenses include Ontario salaries and wages. The developer must incur at least $1 million of Ontario labor expenses per year developing eligible interactive digital media games to qualify.
Pursuant to the Acquisition Agreement the Canadian payroll tax receivable balance, on the Closing Date, was retained by AGS Holdings. The Company has recognized a Canadian Payroll Tax Receivable related to the OIDMTC of approximately $23,068 as of December 31, 2013. The Predecessor recognized a Canadian Payroll Tax Receivable related to the OIDMTC of $3.4 million as of December 31, 2012.
NOTE 9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities consist of the following:

	Successor	Predecessor
	December 31, 2013	December 31, 2012
Trade accounts payable	$2,005,422	$512,100
Salary and payroll tax accrual	1,659,807	1,277,822
Accrued commission	317,339	212,803
Accrued other	2,264,160	3,266,308
Total accounts payable and accrued liabilities	$6,246,728	$5,269,033

NOTE 10. LONG-TERM DEBT
Long-term debt consist of the following:

	Successor	Predecessor
	December 31, 2013	December 31, 2012
$155 million Term Facility, interest above LIBOR or base rate (9.25% at December 31, 2013), net of unamortized discount of $4.6 million.	$150,364,249	$—
$25 million Revolving Facility, interest above LIBOR or base rate (9.25% at December 31, 2013).	—	—
$115 million Initial Term Loan, interest above LIBOR or base rate (11.50% at December 31, 2012), net of unamortized discount of $4.7 million	—	110,203,176
$15 million Delayed Draw Term Loan, interest above LIBOR or base rate (11.50% at December 31, 2012).	—	7,500,000
Aristocrat long-term note payable	—	448,122
Notes payable	5,531,000	—
Total debt	155,895,249	118,151,298
Less—Amounts due within one year	(1,550,000)	(382,972)
Long-term debt	$154,345,249	$117,768,326
Senior Secured Credit Facilities
Concurrent with the consummation of the Acquisition, on the Closing Date we entered into our senior secured credit facilities, which consist of a $155 million term loan facility (the “Term Facility”) and a $25 million revolving credit facility (the “Revolving Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”). AP Gaming I, LLC (the “Borrower”), a wholly owned indirect subsidiary of AP Gaming, is the borrower under the Senior Secured Credit Facilities and Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Nomura Securities Internationa, Inc. acted as joint lead arrangers and joint bookrunners for the Senior Secured Credit Facilities.
The proceeds of the Term Facility were used by the Borrower, together with the proceeds of the equity contribution and other sources of funds, to pay the consideration for the Acquisition, to refinance the Company’s existing credit facilities and to pay the costs and expenses of the Acquisition and other related transactions. The proceeds of the Revolving Facility will be used by the Borrower from time to time for general corporate purposes and other purposes agreed to with the lenders.
The Term Facility will mature on the seventh anniversary of the Closing Date, and the Revolving Facility will mature on the fifth anniversary of the Closing Date. The Term Facility requires scheduled quarterly payments in amounts equal to 0.25% of the original aggregate principal amount of the term loans, with the balance due at maturity. Borrowings under the Senior

Secured Credit Facilities are expected to bear interest at a rate equal to, at the Borrower’s option, either LIBOR or the base rate, subject to an interest rate floor plus an applicable margin rate. In addition, on a quarterly basis, the Borrower is required to pay each lender under the Revolving Facility a commitment fee in respect of any unused commitments thereunder at a rate of 0.50% per annum. As of December 31, 2013, no amounts were outstanding under the Revolving Facility.
The Senior Secured Credit Facilities are guaranteed by AP Gaming Holdings, the Borrower’s material, wholly owned domestic subsidiaries (subject to certain exceptions) and AP Gaming NV, LLC, and are secured by a pledge by AP Gaming Holdings of the Borrower’s equity interest directly held by AP Gaming Holdings and a pledge of substantially all of the existing and future property and assets of the Borrower and the subsidiary guarantors and AP Gaming NV, LLC, subject to certain exceptions. The Senior Secured Credit Facilities require that the Borrower maintain a maximum net first lien leverage ratio set at a maximum of 5.5 to 1 beginning with the first quarter ending June 30, 2014. The Senior Secured Credit Facilities contain limitations on additional indebtedness, guarantees, incurrence of liens, investments and distributions, as defined. The Senior Secured Credit Facilities also contain customary events of default included in similar financing transactions, including, among others, failure to make payments when due, default under other material indebtedness, breach of covenants, breach of representations and warranties, involuntary or voluntary bankruptcy, and material judgments. The Company was in compliance with the covenants of the Senior Secured Credit Facilities at December 31, 2013.
In connection with the Acquisition, the Company issued two promissory notes (the “Seller Notes”) to AGS Holdings, LLC, in the amounts of approximately $2.2 million and approximately $3.3 million, to satisfy the conditions set forth in the Acquisition Agreement. At December 31, 2013 notes payable related to the Seller Notes totaled approximately $5.5 million. The Seller Notes accrue interest on the unpaid principal balance at 8.5% per annum and shall be payable in United States dollars semi-annually in arrears on June 30 and December 31 (and on the Maturity Date), commencing on June 30, 2014. Any interest accrued and payable on any interest payment date will be paid by capitalizing such interest and adding it to (and thereby increasing) the outstanding principal amount of this Seller Notes. All principal under the Seller Notes are due and payable on June 18, 2021 (the “Maturity Date”). The Company may prepay from time to time all or any portion of the outstanding principal balance due under the Seller Notes.
Aggregate contractual future principal payments (excluding the effects of repayments for excess cash flow) of long-term debt for the years following December 31, 2013, are as follows:

Successor
Years ending December 31,	AP Gaming
2014	$1,550,000
2015	1,550,000
2016	1,550,000
2017	1,550,000
2018	1,550,000
Thereafter	152,781,000
Total scheduled maturities	160,531,000
Unamortized debt discount	(4,635,751)
Total long-term debt	$155,895,249
The Term Loans
On August 15, 2012, the Company entered into a $130 million senior secured credit agreement with UBS Securities, LLC (“UBS”). Under this credit agreement the Company borrowed $115 million as an Initial Term Loan and utilized the proceeds to repay all amounts outstanding under the May 14, 2007 UBS credit agreement and fund operations. The agreement includes a $15 million Delayed Draw Term Loan commitment, of which $7.5 million was freely available to the Company and drawn on October 25, 2012 with the remaining $7.5 million draw subject to certain criteria. The Initial Term Loan and the Delayed Draw Term Loans, collectively the “Term Loans”, accrue interest at LIBOR or base rate, at the borrower’s election, subject to an interest rate floor plus an applicable margin rate. Aggregate principal amounts of the Term Loans are payable in quarterly installments equal to 1.25% of the outstanding balance beginning September 30, 2014 with the final installment payable at August 15, 2016. Concurrent with the consummation of the Acquisition, a portion of the net proceeds from the Senior Secured Credit Facilities was used to repay in full the amounts outstanding under the Term Loans, which totaled approximately $137.9 million in repaid principal, accrued and unpaid interest, breakage fees and the applicable prepayment penalty. During the Predecessor Period the Predecessor recognized a approximately $14.7 million loss on debt retirement which consists of a approximately $6.2 million prepayment penalty, a approximately $8.2 million write-off of unamortized debt issuance costs and discounts and a approximately $0.3 million payment for breakage fees.

On May 14, 2007, the Predecessor entered into a $175 million senior secured credit agreement with UBS Securities, LLC (“UBS”). Under this credit agreement, the Predecessor borrowed $125 million under an Initial Term Loan. The Predecessor used the proceeds from this loan to repay the notes payable under a senior secured credit agreement with Morgan Stanley. Aggregate principal amounts of the Initial Term Loan was payable in quarterly installments of $0.3 million with the final installment payable at May 14, 2013, in an amount sufficient to repay the aggregate outstanding principal of the Initial Term Loan. In May 2012, the Predecessor repaid approximately $11.7 million of the Initial Term Loan in accordance with the Credit Agreement as it relates to the approximately $13.4 million equity cure utilized in May 2011. In addition, approximately $0.4 million of the annual Excess Cash Flow paid in May was applied to the loan. All amounts under this facility were repaid as a result of entering into the Initial Term Loan.
The Delayed Draw Term Loan commitment of up to $30 million provides the ability to finance development agreements. This commitment expired on May 14, 2008. The aggregate outstanding principal amount of the Delayed Draw Term Loan was payable in quarterly installments equal to 1.0% of the aggregate original principal balance thereof, with the final installment payable at May 14, 2013. In May 2012, the Company repaid approximately $1.7 million of the Delayed Draw Term Loan in accordance with the Credit Agreement as it relates to the approximately $13.4 million equity cure utilized in May 2011. In addition, approximately $67,000 of the annual Excess Cash Flow paid in May was applied to the loan. All amounts under this facility were repaid as a result of entering into the Initial Term Loan.
The Revolving Loan facility provided up to $20 million for working capital and other needs. The Revolving Loan was repaid in full in May 2012.
As of March 31, 2011, the Company’s debt to EBITDA leverage ratio exceeded the maximum permissible ratio covenant. However, on May 24, 2011, the member of the Company exercised the equity cure right under the senior secured credit agreement by making an equity contribution to the Company of $13.4 million, which enabled the Company to maintain compliance with the debt to EBITDA leverage ratio covenant for the measurement dates in 2011. The Company utilized approximately $3.4 million of the equity contribution to pay down a portion of the outstanding indebtedness under the senior secured credit facility. The debt associated with these payments was classified as current in the accompanying consolidated financial statements as of December 31, 2011. As of March 31, 2012, the Company’s debt to EBITDA leverage ratio exceeded the maximum permissible ratio covenant. However, on May 11, 2012 and May 23, 2012, the member of the Company contributed a total of approximately $50.6 million to the Company, of which $9.9 million was designated as an equity cure under the senior secured credit agreement which enabled the Company to maintain compliance with the debt to EBITDA leverage ratio covenant. On May 14, 2012, the Company utilized $19.4 million to pay the maturing amount on the Revolving Loan and on May 24, 2012 utilized $13.4 million of the member contribution to pay a portion of the outstanding indebtedness under the senior secured credit facility.
NOTE 11. STOCKHOLDERS’ EQUITY
Common Stock
The Company is authorized to issue up to 30,000,100 shares of its common stock, $0.01 par value per share, of which 10,000,000 shares were issued and outstanding to Apollo Gaming Holdings, L.P. as of December 31, 2013. After such issuance, the Company restructured their common stock into two classes: Common Stock and non-voting common stock. Upon receipt of all required governmental regulatory approvals, Apollo Gaming Holdings, L.P. will exchange its 10,000,000 shares of the Company’s common stock for 10,000,000 shares of the Company’s non-voting common stock, and all of the Company’s Common Stock will be issued to AP Gaming VoteCo, LLC. The holders of the Common Stock shall be entitled to one vote per Common Stock share on all matters to be voted on by the stockholders of the Company. The holders of the Common Stock shall have no economic rights or privileges, including rights in liquidation, and shall have no right to receive dividends or any other distributions. The holders of the 10,000,000 shares of non-voting common stock shall have no right to vote on any matter to be voted on by the stockholders of the Company. Each holder of the 10,000,000 shares of non-voting common stock shall be entitled to share equally, share for share, dividends declared, as well as any distributions to the stockholders’ and, in the event of the Company’s liquidation, dissolution or winding up is entitled to share ratably in any remaining assets after payment of or provision for liabilities and the liquidation on Preferred Stock, if any.
Preferred Stock
The Company is authorized to issue up to 100,000 shares of preferred stock, $0.01 par value per share, of which none were issued as of December 31, 2013. The Board of Directors is expressly authorized to provide for the issuance of all or any shares of the Preferred Stock in one or more classes or series, to fix the number of shares constituting such series, and to increase or decrease the number of shares of any such series (but not below the number of shares thereof then outstanding) and to fix for each such class or series such voting powers, full or limited, or no voting powers, and such distinctive designations, powers, preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions adopted by a majority of the entire Board providing for the issuance of such class or series including, without limitation, the authority to provide that any such class or series may be (a) subject to redemption at such time or times and at such price or prices, (b) entitled to receive dividends (which may be cumulative or noncumulative) at such rates, on such conditions, and at such times, and payable in preference to, or in such relation to, the dividends payable on any other class or classes or any other series, (c) entitled to such rights upon the dissolution of, or upon any distribution of the assets of, the Company, or (d) convertible into, or exchangeable for, shares of any other class or classes of stock, or of any other series of the same or any other class or classes of stock, of the Company at such price or prices or at such rates of exchange and with such adjustments, all as may be stated in such resolution or resolutions. Notwithstanding the foregoing, the rights of each holder of the Preferred Stock shall be subject at all times to compliance with all gaming and other statutes, laws, rules and regulations applicable to the Company and such holder at that time.
NOTE 12. RELATED PARTY TRANSACTIONS
On June 1, 2009, the Predecessor sold 150 gaming machines and related gaming equipment to the former Chief Executive Officer of the Company, through a $0.7 million promissory note, which bears interest at a rate of 8.5% per year, with all interest and principal payable upon maturity at June 1, 2011. Effective November 1, 2011, amounts outstanding under this obligation will be paid through the assigned proceeds from certain game positions currently placed in a Native American casino. Amounts due under this note receivable were $0 and approximately $0.6 million as of December 31, 2013 and 2012, respectively. Pursuant to the Acquisition Agreement this note receivable, on the Closing Date, was retained by AGS Holdings.
During 2010, the Predecessor entered into a separate exclusive distributor agreement with Game Ingenuity (in which a related party is a principal) to place or sell games developed utilizing Game Ingenuity intellectual property into all markets where the Company is licensed or will be licensed within one year from the placement of the first game, or as otherwise mutually agreed between the parties. During the Predecessor Period the Company has incurred $0.2 million in expense as part of this agreement. The Company has not incurred any expense related to the agreement for the years ended December 31, 2012 and 2011.
During 2012 and 2011, the Predecessor’s member contributed capital totaling approximately $60.7 million and approximately $13.8 million respectively, to the Company. Approximately $50.7 million of the 2012 contributed capital was utilized to cure debt covenant violations, repay the current obligations of debt (See Note 10), finance the final payment of the Definitive Agreement and to provide working capital for the Company. Approximately $10.0 million of the 2012 contributed capital was a forgiveness of long-term debt to a related party that occurred in August 2012 associated with the Company entering the Initial Term Loan. The entire 2011 contributed capital was utilized to cure debt covenant violations and provide working capital for the Company (See Note 10)
For the Predecessor Period and the years ended December 31, 2012 and 2011, the Predecessor paid Alpine Management Services, III LLC approximately $0.3 million, $0.2 million and $0, respectively, for consulting services.
On October 25, 2012 the Predecessor assumed a note receivable which was held by Alpine AGS, LLC in the amount of approximately $1.9 million, as further described in Note 4 for note receivable C. Pursuant to the Acquisition Agreement this note receivable, on the Closing Date, was retained by AGS Holdings.
NOTE 13. WRITE DOWNS AND OTHER CHARGES
The consolidated statements of operation and comprehensive loss include various non-routine transactions or related party consulting fees. For the Successor Period the Company recognized approximately $7.5 million in write-downs and other charges for fees related to the Acquisition. For the Predecessor Period the Predecessor recognized approximately $4.4 million in write downs and other charges that primarily consisted of approximately $3.9 million in fees related to the Acquisition and approximately $0.3 million for consulting fees paid to a related party. For the year ended December 31, 2012, the Company had approximately $3.7 million in write downs and other charges that consisted of approximately $3.5 million of costs related to the write off of debt issue costs related to the 2007 UBS debt agreement and other costs incurred in conjunction with an unsuccessful financing transaction as well as approximately $0.2 million for consulting fees paid to a related party. For the year ended December 31, 2011, the Company had approximately $2.2 million of costs related to a failed debt offering.
NOTE 14. BASIC AND DILUTED LOSS PER SHARE
The Company computes net income (loss) per share in accordance with accounting guidance that requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) for the period by the weighted average number of shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period, increased by potentially dilutive common shares that were outstanding during the period. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. There were no dilutive securities as of December 31, 2013.
NOTE 15. BENEFIT PLANS
The Predecessor implemented the AGS Holdings Inc. Phantom Units Plan (the “Plan”) which was intended to reinforce and encourage the continued attention and dedication of certain Covered Executives (as defined) to their assigned duties to the Predecessor until a Change in Control (as defined) has occurred. Units of the Plan have been issued as a percentage and in terms of number of units within the Plan at a strike price of $56.0 million and vest over a period of up to four years. The value of the units is determined as the product of the percentage held in the Plan and the summation of the enterprise value of the Company less the net debt of the Company less the strike price. The liability associated with the Plan will ultimately be settled for cash; therefore the Company will adjust the liability to its estimated fair value each reporting period through phantom unit compensation in the accompanying consolidated statement of operations and comprehensive loss. As of December 31, 2012, 905 phantom units were granted which represents 9.05% of the equity value of the Company that exceeds $56.0 million plus membership contributions as define by the Plan. During the Predecessor Period approximately $2.1 million was paid out under the terms of the plan.
The Company has established a 401(k) defined contribution plan (the Plan) for its employees. The Plan allows employees to contribute up to 15% of their pretax earnings, and the Company may match a percentage of the contributions on a discretionary basis. The expense associated with the Plan for the Successor Period, the Predecessor Period and the years ended December 31, 2012 and 2011 was approximately $7,000, $0.2 million, $0.2 million and $0.1 million, respectively.
NOTE 16. INCOME TAXES
The provision for income tax (expense) benefit consisted of the following for the Successor Period:

	Successor	Predecessor
	Period from December 21, 2013 through December 31, 2013	Period from January 1, 2013 through December 20, 2013	Year Ended December 31,
			2012	2011
Deferred:
Federal	$(49,914)	$—	$—	$—
State	(4,533)	—	—	—
Income tax expense	$(54,447)	$—	$—	$—
The reconciliation of income tax at the federal statutory rate to the actual effective income tax rate is as follows:

	Successor	Predecessor
	Period from December 21 through December 31, 2013	Period from January 1, 2013 through December 20, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Federal statutory rate	34.0%	35.0%	35.0%	35.0%
Non-taxable entities	—%	(32.7)%	(34.5)%	(44.5)%
Foreign rate differential	—%	0.5%	(0.1)%	2.3%
State income taxes, net of federal benefit	3.1%	—%	—%	—%
Valuation Allowance	(37.8)%	(2.8)%	(0.4)%	7.2%
	(0.7)%	—%	—%	—%

The components of the net deferred tax liability consist of the following:

	Successor	Predecessor
	December 31, 2013	December 31, 2012
Deferred tax assets:
Current:
Allowance for bad debt	$3,370	$—
Total current	3,370	—
Valuation allowance	(3,060)	—
Net current deferred tax asset	310	—

Noncurrent:
Transaction costs	2,764,664	—
Net operating loss carryforwards	494,808	197,555
Property and equipment	—	31,369
Amortization expense (identifiable intangibles)	105,942	356,972
Total noncurrent	3,365,414	585,896
Valuation allowance	(3,054,765)	(585,896)
Net noncurrent deferred tax asset	310,649	—
Deferred tax asset	310,959	—

Deferred tax liabilities:
Current:
Prepaid expenses	(273,581)	—
Other	(1,013)	—
Total current deferred tax liabilities	(274,594)	—

Noncurrent:
Depreciation expense	(36,365)	—
Amortization expense (indefinite life intangibles) - Federal	(49,914)	—
Amortization expense (indefinite life intangibles) - State	(4,533)	—
Total noncurrent deferred tax liability	(90,812)	—
Deferred tax liability	(365,406)	—
Net deferred tax liability	$(54,447)	$—
The net deferred tax liability is classified in the consolidated balance sheets as follows:

	Successor	Predecessor
	December 31, 2013	December 31, 2012
Deferred tax asset - noncurrent	$219,837	$—
Deferred tax liability - current	(274,284)	—
Net deferred tax liability	$(54,447)	$—
In assessing the realizability of deferred tax assets, we consider whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. We assess the realizability of deferred tax assets on a quarterly basis and have concluded that it is not more likely than not to recognize certain deferred tax assets. This assessment evaluated all positive and negative evidence in determining the need for a valuation allowance. As a result, a valuation allowance was recorded against deferred tax assets to the extent the Company determined they were not realizable.
Accounting standards for accounting for uncertain tax positions require that tax positions be assessed using a two-step process. A tax position is recognized if it meets a “more likely than not” threshold, and is measured at the largest amount of benefit that is greater than 50% likely of being realized. Uncertain tax positions must be reviewed at each balance sheet date. It is the policy of the Company to recognize penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2013, we have not recorded a reserve for uncertain tax positions or penalties and interest nor do we anticipate a significant change to the reserve for uncertain tax positions in the next 12 months.
We file federal and state income tax returns in the United States (“U.S.”) that are subject to examination by the IRS. Our initial federal and state income tax returns will be filed for the Successor Period as of December 31, 2013. At December 31, 2013, the Company had net operating loss carryforwards of approximately $1.3 million for federal income tax purposes that expire beginning in 2033. The Company has net operating loss carryforwards of approximately $1.1 million for the state income tax purposes that expire beginning in 2018.
NOTE 17. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases administrative and warehouse facilities and certain equipment under non-cancelable operating leases. Rent expense was approximately $22,000, $0.6 million, $0.7 million and $0.6 million for the Successor Period, the Predecessor Period and the years ended December 31, 2012 and 2011, respectively.
Future minimum lease payments under these leases in excess of one year as of December 31, 2013 are as follows:

Successor
For the year ended December 31,	AP Gaming
2014	$440,490
2015	310,311
2016	179,740
2017	—
2018	—
Thereafter	—
Total	$930,541
Other commitments and contingencies
The Company is subject to federal, state and Native American laws and regulations that affect both its general commercial relationships with its Native American tribal customers, as well as the products and services provided to them. Periodically, the Company reviews the status of each significant matter and assesses the potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. If a potential loss from any claim or legal proceeding is considered reasonably possible, the Company discloses an estimate of the possible loss or range of possible loss, or a statement that such an estimate cannot be made. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to their pending claims and litigation and may revise their estimates. Such revisions in the estimates of the potential liabilities could have a material impact on the results of operations and financial condition.
On October 11, 2011, the Company entered into a licensing agreement with Ripley’s Entertainment to develop casino games based in the “Ripley’s Believe it or Not” brand. The licensing agreement which, guarantees Ripley’s Entertainment $0.6 million in royalties, commenced upon the execution of the agreement and will expire on September 30, 2014 subject to one year renewals at the option of the Company. The Company paid a prepaid royalty of $0.2 million upon execution of the agreement and in October 2012 an additional $0.2 million was advanced under the terms of the agreement.
On May 14, 2012, the Company entered into a licensing agreement with One Three Television, LLC (“One Three”) to develop casino games based in the “Are You Smarter than a 5th Grader” brand. The licensing agreement which, guarantees One Three $0.4 million in royalties, will commence May 8, 2012 and expires on December 1, 2017 subject to a two year renewal at the option of the Company. The Company paid a prepaid royalty of $0.2 million upon execution of the agreement and in December 2012 an additional $0.1 million was advanced under the terms of the agreement.
On October 5, 2012, the Company entered into a licensing agreement with Freemantle Media North America, Inc. (“Freemantle”) to develop casino games based in the “Family Feud” brand. The licensing agreement which, guarantees Freemantle $0.7 million in royalties, will commence October 5, 2012 and expires on December 31, 2017 subject to a three year renewal at the option of the Company. The Company paid a prepaid royalty of $0.2 million upon execution of the agreement.

NOTE 18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year ended December 31, 2013
	Predecessor				Successor
	Quarter ended March 31, 2013	Quarter ended June 30, 2013	Quarter ended September 30, 2013	Period from October 1, 2013 through December 20, 2013	Period from December 21, 2013 through December 31, 2013
Consolidated Income Statement Data:
Revenues	$16,326,525	$14,851,534	$12,812,674	$12,439,131	$1,953,032
Loss from operations	(38,686)	(1,183,786)	(5,162,912)	(5,790,781)	(7,622,149)
Net loss	(4,044,114)	(5,717,617)	(8,269,503)	(24,517,734)	(8,155,697)

	Year ended December 31, 2012
	Predecessor
	Quarter ended March 31, 2012	Quarter ended June 30, 2012	Quarter ended September 30, 2012	Quarter ended December 31, 2012
Consolidated Income Statement Data:
Revenues	$15,358,761	$14,779,126	$14,661,059	$13,756,162
Loss from operations	1,013,685	(398,709)	(3,945,543)	(27,116,183)
Net loss	(197,551)	(2,255,721)	3,550,014	(41,307,727)
NOTE 19. SUBSEQUENT EVENTS
In connection with the preparation of its consolidated financial statements as of and for the year ended December 31, 2013, the Company has evaluated subsequent events through March 31, 2014, to determine whether any of these events required recognition or disclosure in the 2013 financial statements, as required by FASB ASC Topic 855, Subsequent Events.
In January 2014, the Company entered into a financing agreement to purchase certain gaming devises and/or systems and related equipment in the amount of $2.7 million. The agreement requires monthly payments commencing 90 days from the date of delivery with a term of 36 months at an annual fixed interest rate of 7.5%.