Form 10-Q
period 2014-03-31
AP Gaming Holdco, Inc.
filed 2014-05-15
CIK 1593548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended March 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☒*
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of May 14, 2014, there were 10,020,100 shares of the Registrant’s common stock, $.01 par value per share, outstanding.
*The Company does not have any public stockholders. Accordingly, it does not maintain an investor relations website where Interactive Data Files would be posted.

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AP GAMING HOLDCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Successor
	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$21,633,208	$21,741,724
Restricted cash	100,000	100,000
Trade accounts receivable, net of allowance of $10,390 and $9,088, respectively	6,071,585	7,505,330
Inventories, net	4,007,024	3,890,619
Prepaid expenses	1,626,899	1,028,258
Deposits and other	3,113,801	3,174,250
Total current assets	36,552,517	37,440,181
Gaming equipment, vehicles and other equipment, net	48,550,202	49,504,931
Deferred loan costs, net	6,776,120	6,880,650
Goodwill	61,859,930	60,383,930
Intangible assets, net	95,072,021	98,664,379
Canadian payroll tax receivable	221,035	23,068
Deferred tax asset	219,837	219,837
Other assets	1,970,666	1,678,880
Total assets	$251,222,328	$254,795,856

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$5,646,567	$6,246,728
Accrued interest	549,202	447,611
Customer deposits on gaming machine leases	22,137	—
Current maturities of long-term debt	2,265,617	1,550,000
Deferred tax liability	274,284	274,284
Total current liabilities	8,757,807	8,518,623
Phantom unit-plan liability	22,351	22,351
Other long-term liabilities	66,600	66,600
Long-term debt	154,265,631	154,345,249
Deferred tax liability - noncurrent	616,026	—
Total liabilities	163,728,415	162,952,823
Commitments and contingencies
Stockholders’ Equity:
AP Gaming Holdco, Inc. preferred stock at $0.01 par value; 100,000 shares authorized, no shares issued and outstanding	—	—
AP Gaming Holdco, Inc. common stock at $0.01 par value; 30,000,100 shares authorized, 10,000,000 shares issued and outstanding at March 31, 2014 and December 31, 2013	100,000	100,000
Additional Paid-in capital	99,900,000	99,900,000
Accumulated deficit	(12,688,022)	(8,155,697)
Accumulated other comprehensive income (loss)	181,935	(1,270)
Total stockholders’ equity	87,493,913	91,843,033
Total liabilities and stockholders’ equity	$251,222,328	$254,795,856
The accompanying notes are an integral part of these condensed consolidated financial statements.

AP GAMING HOLDCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (unaudited)

	Successor	Predecessor
	Three months ended March 31, 2014	Three months ended March 31, 2013
Revenues
Gaming revenue	$16,728,439	$14,758,672
Gaming revenue—other	—	529,716
Equipment sales	430,388	130,813
Total revenues	17,158,827	15,419,201
Operating expenses
Gaming operating expenses	2,404,631	2,288,790
Cost of equipment sales	175,464	62,919
Loss on disposition of assets	171,124	131,899
General and administrative	5,236,620	4,359,129
Selling and marketing	622,848	739,769
Write downs and other charges	127,966	75,000
Depreciation and amortization	8,008,087	7,800,381
Total operating expenses	16,746,740	15,457,887
Income (loss) from operations	412,087	(38,686)
Other expense (income)
Interest expense	4,036,153	4,219,819
Interest income	(620)	(313,862)
Other expense	236,926	99,471
Loss before income taxes	(3,860,372)	(4,044,114)
Income tax expense	(671,953)	—
Net loss	(4,532,325)	(4,044,114)
Foreign currency translation adjustment	183,205	(17,190)
Total comprehensive loss	$(4,349,120)	$(4,061,304)

Basic and diluted loss per common share:
Basic	$(0.43)
Diluted	(0.43)
Weighted average common shares outstanding
Basic	10,000,000
Diluted	10,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AP GAMING HOLDCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Successor	Predecessor
	Three months ended March 31, 2014	Three months ended March 31, 2013
Cash flows from operating activities
Net loss	$(4,532,325)	$(4,044,114)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,008,087	7,800,381
Accretion of contract rights under development agreements and customer agreements	11,861	907,324
Amortization of deferred loan costs and discount	295,142	543,256
Provision for bad debts	1,106	(49,597)
Interest income from imputed interest	—	(52,379)
Loss on disposition of assets	171,124	131,899
Deferred income tax	616,026	—
Non-cash contract rights under development agreements	—	(51,933)
Changes in assets and liabilities that relate to operations
Decrease in trade accounts receivable and notes receivable	1,432,428	378,276
Increase in inventories, net	(123,285)	(1,565,076)
(Increase) decrease in prepaid expenses	(599,211)	24,834
Decrease (increase) in deposits and other	60,449	(1,522,234)
Increase in other assets, non-current	(291,786)	(47,435)
(Decrease) increase in accounts payable and accrued liabilities	(590,596)	1,296,469
Decrease in due to related party	—	(66,436)
Increase (decrease) in accrued interest	101,591	(97,534)
Increase in customer deposits on gaming machine leases	22,137	—
Net cash provided by operating activities	4,582,748	3,585,701
Cash flows from investing activities
Advances under notes receivable	—	(460,165)
Collections under notes receivable	—	801,536
Increase in Canadian tax receivable	(199,430)	(248,371)
Purchases of intangible assets	(306,872)	(1,428,975)
Software development and other	(1,365,813)	(1,006,348)
Proceeds from disposition of assets	43,422	39,192
Purchases of gaming equipment, vehicles and other equipment	(2,627,280)	(4,690,485)
Net cash used in investing activities	(4,455,973)	(6,993,616)
Cash flows from financing activities
Payments under notes payable	—	(156,686)
Borrowings under bank credit facility	—	7,500,000
Payments on debt	(387,500)	—
Payment of deferred loan costs	(72,638)	(1,297)
Net cash (used in) provided by financing activities	(460,138)	7,342,017
Effect of exchange rates on cash and cash equivalents	224,847	89,712
(Decrease) increase in cash and cash equivalents	(108,516)	4,023,814
Cash and cash equivalents, beginning of period	21,741,724	6,545,282
Cash and cash equivalents, end of period	$21,633,208	$10,569,096

Supplemental cash flow information:
Cash paid during the period for interest	$3,620,670	$3,726,181
Non-cash investing and financing activities:
Financed purchase of equipment	$905,526	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. ORGANIZATION AND BUSINESS
Organization
AP Gaming Holdco, Inc. (the “Company,” “AP Gaming,” “we,” “us,” or “our”) is a leading designer and manufacturer of Class II gaming machines for the Native American gaming market with an emerging presence in a broad range of commercial markets in the United States. As of March 31, 2014, the Company had 8,807 gaming machines in 194 gaming facilities in 20 U.S. states, with 156 gaming facilities under revenue sharing agreements and 38 facilities under daily fixed fee agreements. The majority of our systems are used by Native American gaming operators in both Class II and Class III environments, with a recent expansion into the Illinois video gaming terminal, or VGT, market. Our products include electronic gaming machines, server-based systems and back-office systems that are used by casinos and other gaming locations.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures required by generally accepted accounting principles (“GAAP”) are omitted or condensed in these condensed consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) that are necessary to present fairly the Company's and the Predecessor’s financial position, results of operations and cash flows for the interim periods have been made. The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
References in this Quarterly Report on Form 10-Q to “Successor” refer to the Company on or after December 21, 2013 and reflect assets and liabilities at fair value by allocating the Company’s enterprise value to its assets and liabilities pursuant to accounting guidance related to business combinations. References to “Predecessor” refer to AGS Capital, LLC (“AGS Capital”) prior to December 21, 2013 and reflect the historical accounting basis in the Predecessor’s assets and liabilities.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The accompanying condensed consolidated financial statements for the Predecessor include AGS Capital, its wholly owned subsidiaries, AGS LLC (“AGS”), AGS Partners, LLC, AGS Illinois LLLP, LLC and American Gaming Systems

Toronto, Ltd., f/k/a GTNA Solutions Corp. All significant intercompany transactions and balances have been eliminated in consolidation.
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
On November 19, 2013, AGS Capital created a wholly owned subsidiary, AP Gaming NV, LLC (“AP Gaming NV”) to address Nevada gaming regulatory requirements on a temporary basis. At the acquisition date, AGS Capital sold all of the equity interest in AP Gaming NV to an officer of the Company. The Company’s officers hold management positions with AP Gaming NV and directs the operations of AP Gaming NV. As a result, the Company determined that AP Gaming NV is a Variable Interest Entity and the Company is the primary beneficiary. The Company therefore has consolidated AP Gaming NV in the accompanying condensed consolidated financial statements.
As of March 31, 2014, AP Gaming NV had assets of $0.2 million, primarily consisting of gaming machines and licenses, which were included in the accompanying condensed consolidated balance sheet. For the three months ended March 31, 2014 and 2013, AP Gaming NV incurred approximately $15,000 and $0 of expense, which were included in the accompanying condensed consolidated statements of operations and comprehensive loss.
The Company has a call option to repurchase the equity of AP Gaming NV. The Company intends to exercise its call option and repurchase the equity of AP Gaming NV upon receipt of all regulatory approvals.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company to make decisions based upon estimates, assumptions, and factors considered relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of the estimates and assumptions. Accordingly, actual results could differ materially from those anticipated.
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
Cash and Cash Equivalents
Cash and cash equivalents consist primarily of deposits held at major banks and other marketable securities with original maturities of 90 days or less.
Restricted Cash
Restricted cash amounts represent funds held in escrow as collateral for the Company’s surety bonds for various gaming authorities.
Notes Receivable and Development Agreements
The Company enters into development agreements to provide financing for new tribal gaming facilities, or for the expansion of existing facilities. The agreements generally come in two forms. The first is in the form of a loan. Interest income is recognized on the repayment of the notes based on the stated rate or, if not stated explicitly in the development agreement, on an imputed interest rate. If the stated interest rate is deemed to be other than a market rate or zero, a discount is recorded on the note receivable as a result of the difference between the stated and market rate and a corresponding intangible is recorded. The intangible is recognized in the financial statements as a contract right under development agreement and amortized as a reduction in revenue over the term of the agreement. The second is in the form of an advance that is not expected to be repaid. These advances are accounted for as customer rights and amortized over the term of the agreement as a reduction in revenue. In both scenarios, the customer commits to a fixed number of gaming terminal placements in the facility, and the Company receives a fixed percentage of those gaming terminals’ win per day over the term of the agreement or a daily fee per gaming terminal. Certain agreements contain performance standards for the gaming terminals that could allow the facility to reduce a portion of the guaranteed floor space. In the event a portion of the guaranteed floor space is reduced, the Company would recognize an impairment of the associated intangible. Interest income related to notes receivable is recorded as interest income in the accompanying condensed consolidated statement of operations and comprehensive loss.
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
The Company assesses the impairment of notes whenever events or changes in circumstances indicate the carry value may not be realized. Impairment is measured based on the present value of the expected future cashflows and is recorded as bad debt expense in the period of assessment. Pursuant to the Acquisition Agreement, notes receivable were retained by AGS Holdings on the Closing Date and accordingly, the Company had no allowance for notes receivable as of March 31, 2014 and December 31, 2013. The activity related to the allowance for notes receivable for the three months ended March 31, 2013 is as follows:

	Predecessor
	Allowance for Notes Receivables three months ended March 31, 2013
	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Ending Balance Individually Evaluated For Impairment	Ending Balance Collectively Evaluated For Impairment
Notes receivable, current	$—	$—	$—	$—	$—	$—	$—
Notes receivable, non-current	446,774	—	—	(3,688)	443,086	443,086	—
	$446,774	$—	$—	$(3,688)	$443,086	$443,086	$—
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

The Company measures recoverability of assets to be held and used by comparing the carrying amount of an asset to future cash flows expected to be generated by the asset. The Company’s policy is to impair, when necessary, excess or obsolete gaming terminals on hand that it does not expect to be used. Impairment is based upon several factors, including estimated forecast of gaming terminal demand for placement into casinos. While the Company believes that the estimates and assumptions used in evaluating the carrying amount of these assets are reasonable, different assumptions could affect either the carrying amount or the estimated useful lives of the assets, which could have a significant impact on the results of operations and financial condition. The Company did not recognize an impairment charge for obsolete gaming terminals for the three months ended March 31, 2014 and 2013.
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
The American Gaming Systems trade name intangible asset has an indefinite useful life. We do not amortize the indefinite lived trade name intangible, but instead test for possible impairment at least annually or when circumstances warrant. We perform a qualitative assessment to determine if it is more likely than not that the fair value of the asset is less than its carrying amount. If we believe, as a result of our qualitative assessment, that it is more likely than not that the fair value of the asset is less than its carrying amount, the quantitative impairment test is required.
Impairment of the definite-lived intangible assets are reviewed at a minimum once a quarter. When the estimated undiscounted cash flows are not sufficient to recover the intangible assets’ carrying amount, an impairment loss is measured to the extent the fair value of the asset is less than its carrying amount.
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
Goodwill
The excess of the purchase price of entities that are considered to be purchases of businesses over the estimated fair value of the assets acquired and the liabilities assumed is recorded as goodwill. The Company is required to perform an annual goodwill impairment review, and depending upon the results of that measurement, the recorded goodwill may be written down and charged to income from operations when its carrying amount exceeds its estimated fair value. Goodwill is reviewed for possible impairment annually on September 30 of each year or more frequently whenever events or changes in circumstances indicate that the carrying value may not be recoverable, such as a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, or a loss of key personnel. In connection with the Acquisition, the Company recorded $61.9 million of goodwill.
Deferred Loan Costs
Deferred loan costs consist of various debt issuance costs and are being amortized on the effective-interest method over the life of the related loans. The Company recognized amortization expense related to loan costs of $0.2 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively, which was included in interest expense in the accompanying condensed consolidated statements of operations and comprehensive loss.
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
The carrying values of the Company’s cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short term maturities of these instruments. The fair value of our long-term debt is based on the quoted market prices for similar issues (Level 2 inputs). The estimated fair value of our long-term debt as of March 31, 2014 is $153.5 million.
Research and Development
The Company conducts research and development activities primarily to develop new gaming platforms and gaming content. These research and development costs consist primarily of salaries and benefits and are expensed as incurred. Once the technological feasibility of a project has been established, capitalization of development costs begins until the product is available for general release. Research and development expenses were $0.6 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively, and is included as a component of general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss.

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
Foreign Currency Translation
The financial statements of the Company’s Canadian subsidiary are translated into U.S. dollars at the year-end rate of exchange for asset and liability accounts and the average rate of exchange for income statement accounts. The effects of these translations are recorded as a component of other accumulated comprehensive income (loss) in stockholders’ equity.
Recently Issued Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that amends the presentation requirements of an unrecognized tax benefit when a loss or other carryforward exists. The update requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. The effective date for this update is for the annual and interim periods beginning after December 15, 2013. The adoption of this standard by the Company on January 1, 2014 had no material impact on the Company’s condensed consolidated financial statements.
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
The Acquisition was accounted for as a business combination using the acquisition method of accounting, whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair market values. Fair value measurements have been applied based on assumptions that market participants would use in the pricing of the assets or liabilities. The significant items for which a final fair value has not been determined as of the filing of this Quarterly Report of Form 10-Q include the working capital adjustment and intangible assets.

During the Company’s continued review of the allocation of the purchase price to the identified tangible and intangible assets, the Company refined certain assumptions used in the calculation of the internally developed gaming software. As a result the Company reduced the value of the acquired internally developed gaming software by $1.5 million with a corresponding increase to goodwill in the first quarter of 2014. A preliminary allocation of the purchase price has been made to major categories of assets and liabilities based on management’s estimates. The preliminary allocation of the purchase price to the estimated fair values of the assets acquired and the liabilities assumed was as follows:

At December 20, 2013
Currents assets	$17,858,154
Gaming equipment, vehicles and other equipment, net	48,746,877
Goodwill	61,859,930
Intangible assets	97,511,631
Other long-term assets	1,616,322
Total assets	227,592,914
Total liabilities	7,102,188
Total equity purchase price	$220,490,726
Our estimates of the fair values of depreciable tangible assets are as follows:

	Fair values at December 20, 2013	Average remaining useful life (in years)
Gaming equipment, vehicles and other	$48,746,877	1 - 5
Our preliminary estimates of the fair values of identifiable intangible assets are as follows:

	Fair values at December 20, 2013	Average remaining useful life (in years)
Trade name - “American Gaming Systems”	$12,126,000	Indefinite
Trade name - “Gambler’s Choice”	809,000	7
Customer agreements and relationships	60,112,000	7
Third party licenses	11,520,000	3 - 5
Internally developed gaming software	10,872,000	1 - 5
Purchased software	2,072,631	1 - 5
	$97,511,631
The fair value of acquired gaming equipment, vehicles and other, was determined using cost approaches in which we determined an estimated reproduction or replacement cost, as applicable.
The fair values of acquired finite- and indefinite-lived trade names, third party licenses and internally developed gaming software was determined using the relief from royalty method under the income approach, which is a risk-adjusted discounted cash flow approach. The relief from royalty method values an intangible asset by estimating the royalties saved through ownership of the asset. The relief from royalty method requires identifying the future revenue that would be impacted by the trade name, multiplying it by a royalty rate deemed to be avoided through ownership of the asset and discounting the projected royalty savings amounts back to the acquisition date. The royalty rate used in such valuation was based on a consideration of market rates for similar categories of assets. The indefinite-lived trade name relates to "American Gaming Systems" and the finite-lived trade name relates to "Gambler’s Choice".
The fair value of the acquired customer relationships was determined using the excess earnings method, which is a risk-adjusted discounted cash flow approach that determines the value of an intangible asset as the present value of the cash flows attributable to such asset after excluding the proportion of the cash flows that are attributable to other assets. The contribution to the cash flows that are made by other assets - such as fixed assets, working capital, workforce and other intangible assets, including trade names and internally developed gaming software and third party licenses - was estimated through contributory asset capital charges. The value of the acquired customer relationship asset is the present value of the attributed post-tax cash flows, net of the post-tax return on fair value attributed to the other assets.
As a result of the Acquisition, we recorded $61.9 million at March 31, 2014, which is deductible for tax purposes, primarily attributed to enhanced financial scale, opportunities for synergies and opportunities with other Apollo related companies and other strategic benefits. Some of the values and amounts used in the initial application of purchase accounting for our consolidated balance sheet were based on estimates and assumptions.

The following table presents the unaudited pro forma results as if the Acquisition had occurred at the beginning of the period:

Three months ended March 31, 2013

Revenues	$16,326,525
Loss from operations	(6,837,371)
Net loss	(26,070,672)
Basic and diluted loss per share common share	(2.61)
NOTE 4. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the changes by component, net of tax, in accumulated other comprehensive income (loss) of the Company:

	Foreign currency translation	Accumulated other comprehensive income (loss)
December 31, 2013	$(1,270)	$(1,270)
Current period other comprehensive gain	183,205	183,205
March 31, 2014	$181,935	$181,935
NOTE 5. CONTRACT RIGHTS UNDER DEVELOPMENT AGREEMENTS AND CUSTOMER AGREEMENTS
The Company enters into development agreements and placement fee agreements with certain customers to secure floor space under lease agreements for its gaming machines. Amounts paid in connection with the development agreements are repaid to the Company in accordance with the terms of the agreement, whereas placements fees are not reimbursed. Placement fees can be in the form of cash paid upfront or free lease periods and are accreted over the life of the contract and the expense is recorded as a reduction of revenue. For the three months ended March 31, 2014 and 2013, $11,861 and $907,324, respectively, were recorded as a reduction of revenue as accretion of contract rights under development agreements and customer agreements.
In connection with the Acquisition the contract rights under development agreements and customer agreements were recorded at net fair value as part of purchase accounting (see Note 7). In accordance with ASC 605-15, as it relates to a business combination, the amortization of the net fair value of the contract rights under development agreements and customer agreements that were recorded at net fair value will be recorded in depreciation and amortization expense in the condensed consolidated statements of operations and comprehensive loss rather than as a reduction of revenue. For the three months ended March 31, 2014, $2.1 million was recorded as depreciation and amortization expense.
NOTE 6. GAMING EQUIPMENT, VEHICLES AND OTHER EQUIPMENT
Gaming equipment, vehicles and other equipment consist of the following:

	March 31, 2014	December 31, 2013
Gaming equipment	$47,377,795	$44,211,537
Vehicles and other equipment	5,901,269	5,769,898
Less: Accumulated depreciation	(4,728,862)	(476,504)
Total gaming equipment, vehicles and other equipment, net	$48,550,202	$49,504,931
The above amounts as of March 31, 2014 and December 31, 2013, include net fair value adjustments recorded as part of purchase accounting that increased the aggregate carrying value of property and equipment as of the Closing Date (see Note 3).
Gaming equipment, vehicles and other equipment are depreciated over the respective useful lives of the assets ranging from three to seven years. Depreciation expense was $4.3 million and $3.9 million for the three months ended March 31, 2014 and 2013, respectively.

NOTE 7. GOODWILL AND INTANGIBLES
Changes in the carrying amount of Goodwill are as follows:

	March 31, 2014			December 31, 2013
	Gross Carrying amount	Accumulated Impairment	Net Carrying Value	Gross Carrying amount	Accumulated Impairment	Net Carrying Value
Goodwill	$61,859,930	$—	$61,859,930	$60,383,930	$—	$60,383,930
Intangible assets consist of the following:

		March 31, 2014			December 31, 2013
	Useful life (years)	Gross Value	Accumulated Amortization	Net Carrying Value	Gross Value	Accumulated Amortization	Net Carrying Value
Trade name - “American Gaming Systems”	Indefinite	$12,126,000	$—	$12,126,000	$12,126,000	$—	$12,126,000
Trade name - “Gambler’s Choice”	7	809,000	(32,310)	776,690	809,000	(3,417)	805,583
Customer agreements and relationships as a result of purchase accounting in connection with the Acquisition	7	60,112,000	(2,400,786)	57,711,214	60,112,000	(253,929)	59,858,071
Customer agreements	1 - 7	158,442	(11,861)	146,581	—	—	—
Third party licenses	3 - 5	11,520,000	(661,686)	10,858,314	11,520,000	(69,986)	11,450,014
Internally developed gaming software	1 - 5	12,321,068	(922,175)	11,398,893	12,474,169	(108,001)	12,366,168
Purchased software	1 - 5	2,224,110	(169,781)	2,054,329	2,076,288	(17,745)	2,058,543
		$99,270,620	$(4,198,599)	$95,072,021	$99,117,457	$(453,078)	$98,664,379

The above amounts as of March 31, 2014 and December 31, 2013, include net fair value adjustments recorded as part of purchase accounting that increased the aggregate carrying value of intangible assets and resulted in the recognition of $60.4 million in goodwill as of the Closing Date (see Note 3) that was further adjusted to $61.9 million as of March 31, 2014.
Upon the application of purchase accounting, on the Closing Date, the Company recognized $12.1 million in an indefinite life trade name related to the “American Gaming Systems” trade name and $0.8 million in a trade name related to the “Gambler’s Choice” trade name with a useful life of 7 years. Additionally, the Company recorded $60.1 million in customer agreements and relationships on the Closing Date as a result of the valuation. The Company reviewed the terms of the agreements and the historical relationship with their existing customers and determined a useful life of 7 years.
Intangibles are amortized over the respective useful lives of the assets ranging from one to seven years. Amortization expense related to intangibles, inclusive of accretion of contract rights under development agreements and customer agreements, was $3.9 million and $4.8 million for the three months ended March 31, 2014 and 2013, respectively. Included in depreciation and amortization expense is amortization of internally developed software in the amounts of $0.8 million and $1.0 million for the three months ended March 31, 2014 and 2013, respectively.
Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No triggering events were identified for the three months ended March 31, 2014.
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

Pursuant to the Acquisition Agreement the Canadian payroll tax receivable balance, on the Closing Date, was retained by AGS Holdings. The Company has recognized a Canadian payroll tax receivable related to the OIDMTC of $221,035 and $23,068 as of March 31, 2014 and December 31, 2013, respectively.
NOTE 9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities consist of the following:

	March 31, 2014	December 31, 2013
Trade accounts payable	$1,191,484	$2,005,422
Salary and payroll tax accrual	2,568,046	1,659,807
Accrued commission	387,788	317,339
Accrued other	1,499,249	2,264,160
Total accounts payable and accrued liabilities	$5,646,567	$6,246,728

NOTE 10. LONG-TERM DEBT
Long-term debt consists of the following:

	March 31, 2014	December 31, 2013
$155 million Term Facility, interest above LIBOR or base rate (9.25% at March 31, 2014), net of unamortized discount of $4.5 and $4.6 million at March 31, 2014 and December 31, 2013, respectively..	$150,094,722	$150,364,249
Equipment long-term note payable	905,526	—
Notes payable	5,531,000	5,531,000
Total debt	156,531,248	155,895,249
Less—Amounts due within one year	(2,265,617)	(1,550,000)
Long-term debt	$154,265,631	$154,345,249
Senior Secured Credit Facilities
Concurrent with the consummation of the Acquisition, on the Closing Date the Company entered into our senior secured credit facilities, which consist of a $155 million term loan facility (the “Term Facility”) and a $25 million revolving credit facility (the “Revolving Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”). AP Gaming I, LLC (the “Borrower”), a wholly owned indirect subsidiary of AP Gaming, is the borrower under the Senior Secured Credit Facilities and Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Nomura Securities International, Inc. acted as joint lead arrangers and joint bookrunners for the Senior Secured Credit Facilities.
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
The Term Facility will mature on the seventh anniversary of the Closing Date, and the Revolving Facility will mature on the fifth anniversary of the Closing Date. The Term Facility requires scheduled quarterly payments in amounts equal to 0.25% of the original aggregate principal amount of the term loans, with the balance due at maturity. Borrowings under the Senior Secured Credit Facilities bear interest at a rate equal to, at the Borrower’s option, either LIBOR or the base rate, subject to an interest rate floor plus an applicable margin rate. In addition, on a quarterly basis, the Borrower is required to pay each lender under the Revolving Facility a commitment fee in respect of any unused commitments thereunder at a rate of 0.50% per annum. As of March 31, 2014, no amounts were outstanding under the Revolving Facility.
The Senior Secured Credit Facilities are guaranteed by AP Gaming Holdings, the Borrower’s material, wholly owned domestic subsidiaries (subject to certain exceptions) and AP Gaming NV, LLC, and are secured by a pledge by AP Gaming Holdings of the Borrower’s equity interest directly held by AP Gaming Holdings and a pledge of substantially all of the existing and future property and assets of the Borrower and the subsidiary guarantors and AP Gaming NV, LLC, subject to certain exceptions. The Senior Secured Credit Facilities require that the Borrower maintain a maximum net first lien leverage ratio set at a maximum of 5.5 to 1 beginning with the first quarter ending June 30, 2014. The Senior Secured Credit Facilities contain limitations on additional indebtedness, guarantees, incurrence of liens, investments and distributions, as defined. The

Senior Secured Credit Facilities also contain customary events of default included in similar financing transactions, including, among others, failure to make payments when due, default under other material indebtedness, breach of covenants, breach of representations and warranties, involuntary or voluntary bankruptcy, and material judgments. The Company was in compliance with the covenants of the Senior Secured Credit Facilities at March 31, 2014.
In connection with the Acquisition, the Company issued two promissory notes (the “Seller Notes”) to AGS Holdings, LLC, in the amounts of $2.2 million and $3.3 million, to satisfy the conditions set forth in the Acquisition Agreement. At March 31, 2014, notes payable related to the Seller Notes totaled $5.5 million. The Seller Notes accrue interest on the unpaid principal balance at 8.5% per annum and shall be payable in United States dollars semi-annually in arrears on June 30 and December 31 (and on the Maturity Date), commencing on June 30, 2014. Any interest accrued and payable on any interest payment date will be paid by capitalizing such interest and adding it to (and thereby increasing) the outstanding principal amount of this Seller Notes. All principal under the Seller Notes are due and payable on June 18, 2021 (the “Maturity Date”). The Company may prepay from time to time all or any portion of the outstanding principal balance due under the Seller Notes.
In January 2014, the Company entered into a financing agreement to purchase certain gaming devices and/or systems and related equipment in the amount of $2.7 million, of which $0.9 million of equipment was received at March 31, 2014. The agreement requires monthly payments commencing 90 days from the date of delivery with a term of 34 months at an annual fixed interest rate of 7.5%.
The Term Loans
On August 15, 2012, the Company entered into a $130 million senior secured credit agreement with UBS Securities, LLC (“UBS”). Under this credit agreement the Company borrowed $115 million as an Initial Term Loan and utilized the proceeds to repay all amounts outstanding under the May 14, 2007 UBS credit agreement and fund operations. The agreement includes a $15 million Delayed Draw Term Loan commitment, of which $7.5 million was freely available to the Company and drawn on October 25, 2012 with the remaining $7.5 million draw subject to certain criteria. The Initial Term Loan and the Delayed Draw Term Loans, collectively the “Term Loans”, accrued interest at LIBOR or base rate, at the borrower’s election, subject to an interest rate floor plus an applicable margin rate. Aggregate principal amounts of the Term Loans were payable in quarterly installments equal to 1.25% of the outstanding balance beginning September 30, 2014 with the final installment payable at August 15, 2016. Concurrent with the consummation of the Acquisition, a portion of the net proceeds from the Senior Secured Credit Facilities were used to repay in full the amounts outstanding under the Term Loans, which totaled $137.9 million in repaid principal, accrued and unpaid interest, breakage fees and the applicable prepayment penalty.
NOTE 11. STOCKHOLDERS’ EQUITY
Common Stock
The Company is authorized to issue up to 30,000,100 shares of its common stock, $0.01 par value per share, of which 10,000,000 shares were issued and outstanding to Apollo Gaming Holdings, L.P. as of March 31, 2014. After such issuance, the Company restructured its common stock into two classes: voting common stock and non-voting common stock, with Apollo Gaming Holdings, L.P. holding 10,000,000 shares of voting common stock. On April 28, 2014, upon receipt of all required governmental regulatory approvals, Apollo Gaming Holdings, L.P. exchanged its 10,000,000 shares of the Company’s voting common stock for 10,000,000 shares of the Company’s non-voting common stock, and the Company issued 100 shares of its voting common stock to AP Gaming VoteCo, LLC. The holders of the voting common stock are entitled to one vote per share on all matters to be voted on by the stockholders of the Company. The holders of the voting common stock have no economic rights or privileges, including rights in liquidation, and have no right to receive dividends or any other distributions. The holders of the non-voting common stock have no right to vote on any matter to be voted on by the stockholders of the Company. Each holder of non-voting common stock is entitled to share equally, share for share, dividends declared, as well as any distributions to the stockholders’ and, in the event of the Company’s liquidation, dissolution or winding up is entitled to share ratably in any remaining assets after payment of or provision for liabilities and the liquidation on preferred stock, if any.
Preferred Stock
The Company is authorized to issue up to 100,000 shares of preferred stock, $0.01 par value per share, of which none were issued as of March 31, 2014. The Board of Directors is expressly authorized to provide for the issuance of all or any shares of the preferred stock in one or more classes or series, to fix the number of shares constituting such series, and to increase or decrease the number of shares of any such series (but not below the number of shares thereof then outstanding) and to fix for each such class or series such voting powers, full or limited, or no voting powers, and such distinctive designations, powers, preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions adopted by a majority of the entire Board providing for the issuance of such class or series including, without limitation, the authority to provide that any such class or series may be (a) subject to redemption at such time or times and at such price or prices, (b) entitled to receive dividends (which may be cumulative or noncumulative) at such rates, on such conditions, and at such times, and payable in preference to, or in such relation to, the dividends payable on any other class or classes or any other series, (c) entitled to such rights upon the dissolution of, or upon any distribution of the assets of, the Company, or (d) convertible into, or exchangeable for, shares of any other class or classes of stock, or of any other series of the same or any other class or classes of stock, of the Company at such price or prices or at such rates of exchange and with such adjustments, all as may be stated in such resolution or resolutions. Notwithstanding the foregoing, the rights of each holder of the preferred stock shall be subject at all times to compliance with all gaming and other statutes, laws, rules and regulations applicable to the Company and such holder at that time.
NOTE 12. RELATED PARTY TRANSACTIONS
During 2010, the Predecessor entered into a separate exclusive distributor agreement with Game Ingenuity (in which a related party is a principal) to place or sell games developed utilizing Game Ingenuity intellectual property into all markets where the Company is licensed or will be licensed within one year from the placement of the first game, or as otherwise mutually agreed between the parties. During the three months ended March 31, 2014 and 2013, the Company incurred approximately $24,000 and $9,000, respectively, in expenses as part of this agreement.
For the three months ended March 31, 2013, the Predecessor paid Alpine Management Services, III LLC $0.1 million for consulting services.
NOTE 13. WRITE DOWNS AND OTHER CHARGES
The condensed consolidated statements of operation and comprehensive loss include various non-routine transactions or related party consulting fees. During the three months ended March 31, 2014, the Company recognized $0.1 million in write-downs and other charges related to impairment of prepaid royalties. During the three months ended March 31, 2013, the Company recognized $0.1 million in write downs and other charges for consulting fees paid to a related party.
NOTE 14. BASIC AND DILUTED LOSS PER SHARE
The Company computes net loss per share in accordance with accounting guidance that requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the condensed consolidated statement of operations and comprehensive loss. Basic EPS is computed by dividing net loss for the period by the weighted average number of shares outstanding during the period. Diluted EPS is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period, increased by potentially dilutive common shares that were outstanding during the period. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. There were no dilutive securities as of March 31, 2014.
NOTE 15. BENEFIT PLANS
The Predecessor implemented the AGS Holdings Inc. Phantom Units Plan (the “Plan”) which was intended to reinforce and encourage the continued attention and dedication of certain Covered Executives (as defined) to their assigned duties to the Predecessor until a Change in Control (as defined) has occurred. Units of the Plan have been issued as a percentage and in terms of number of units within the Plan at a strike price of $56.0 million and vest over a period of up to four years. The value of the units was determined as the product of the percentage held in the Plan and the summation of the enterprise value of the Company less the net debt of the Company less the strike price. The liability associated with the Plan will ultimately be settled for cash; therefore the Company adjusted the liability to its estimated fair value each reporting period through phantom unit compensation in the accompanying consolidated statement of operations and comprehensive loss. During 2013, $2.1 million was paid out under the terms of the plan. No amounts have been paid out for the three months ended March 31, 2014.
The Company has established a 401(k) defined contribution plan (the Plan) for its employees. The Plan allows employees to contribute up to 15% of their pretax earnings, and the Company may match a percentage of the contributions on a discretionary basis. The expense associated with this plan for the three months ended March 31, 2014 and 2013 was approximately $65,000 and $59,000, respectively.

NOTE 16. INCOME TAXES
The Company's effective income tax rate for the three months ended March 31, 2014 was 17.41%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended March 31, 2014 was primarily due to valuation allowance considerations and amortization of indefinite life intangibles. During the three months ended March 31, 2013, the Predecessor did not record a current provision for state or foreign tax purposes. The Predecessor had experienced cumulative losses from its foreign subsidiary and did not incur current foreign income taxes. As a pass-through entity, the Predecessor, for domestic federal income tax purposes, income or loss flowed through to the limited liability company members who were taxed in their individual capacities on their distributive shares of partnership taxable income.
NOTE 17. COMMITMENTS AND CONTINGENCIES
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
On May 14, 2012, the Company entered into a licensing agreement with One Three Television, LLC (“One Three”) to develop casino games based in the “Are You Smarter than a 5th Grader” brand. The licensing agreement which, guarantees One Three $0.4 million in royalties, commenced on May 8, 2012 and expires on December 1, 2017 subject to a two year renewal at the option of the Company. The Company paid a prepaid royalty of $0.2 million upon execution of the agreement and in December 2012 an additional $0.1 million was advanced under the terms of the agreement.
On October 5, 2012, the Company entered into a licensing agreement with Freemantle Media North America, Inc. (“Freemantle”) to develop casino games based in the “Family Feud” brand. The licensing agreement which, guarantees Freemantle $0.7 million in royalties, commenced on October 5, 2012 and expires on December 31, 2017 subject to a three year renewal at the option of the Company. The Company paid a prepaid royalty of $0.2 million upon execution of the agreement.
NOTE 18. SUBSEQUENT EVENTS
In connection with the preparation of its condensed consolidated financial statements as of and for the three months ended March 31, 2014, the Company has evaluated subsequent events through May 15, 2014, to determine whether any of these events required recognition or disclosure in the 2013 financial statements, as required by FASB ASC Topic 855, Subsequent Events.
On April 28, 2014, the Board of Directors of the Company approved the Long-Term Incentive Plan (“LTIP”). Under the LTIP, the Company is authorized to grant nonqualified stock options, rights to purchase Class B Shares, restricted stock, restricted stock units and other awards settleable in, or based upon, Class B Shares to persons who are directors and employees of and consultants to the Company or any of its subsidiaries on the date of the grant. The LTIP will terminate ten years after approval by the Board. Subject to adjustments in connection with certain changes in capitalization, the maximum number of Class B Shares that may be delivered pursuant to awards under the LTIP is 1,250,000.
Additionally, on April 28, 2014, in connection with the approval of the LTIP, the President and Chief Executive Officer of the Company acquired (i) 20,000 Class B Shares, (ii) an aggregate of 50,000 restricted shares of Class B Shares, which vest in five equal installments on each of the first five anniversaries of the grant date of such restricted shares, subject to partial acceleration upon the occurrence of certain terminations of employment, (iii) a fully vested option to purchase 30,000 shares of common stock of the Company under the LTIP and (iv) an option to purchase 225,000 shares of common stock of the Company under the LTIP, which option shall vest pursuant to the Form of Option Agreement dated April 28, 2014.
In May 2014, a wholly owned subsidiary of the Company entered into an agreement to purchase 100% of the equity of C2 Gaming, LLC (“C2 Gaming”) for approximately $23.0 million in cash, subject to terms outlined in the Equity Purchase Agreement, dated May 6, 2014. C2 Gaming is an innovative manufacturer and developer of slot machines based in Las Vegas, Nevada. The purchase will provide for the distribution of C2 Gaming’s platform and content to an increased number of markets in the United States. The Company has not yet completed the initial accounting for the acquisition of C2 Gaming, and is not yet able to provide all of the disclosures required for a business combination. The identification and valuation of acquired intangible assets, the appraisal of acquired property, and other significant accounting analysis have not yet been completed. Therefore, the Company cannot currently determine and disclose the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements include any statements that address future results or occurrences. In some cases you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “would,” “should,” “could” or the negatives thereof. Generally, the words “anticipate,” “believe,” “continue,” “expect,” “intend,” “estimate,” “project,” “plan” and similar expressions identify forward-looking statements. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained elsewhere in this Quarterly Report on Form 10-Q as well as those discussed under “Item 1. Business” and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year-ended December 31, 2013 are forward-looking statements. These forward-looking statements include statements that are not historical facts, including statements concerning our possible or assumed future actions and business strategies. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, which could cause our actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. Given the risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements are made only as of the date of this Quarterly Report. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments unless required by federal securities law. New factors emerge from time to time, and it is not possible for us to predict all such factors.

Unless the context indicates otherwise, or unless specifically stated otherwise, references to the “Company”, “AP Gaming”, “Successor”, “we,” “our” and “us” refer to AP Gaming Holdco, Inc. and its consolidated subsidiaries, including AGS Capital, LLC (“AGS Capital”) and AGS, LLC.
Overview
We are a leading designer and manufacturer of Class II gaming machines for the Native American market, with an emerging presence in a broad range of commercial markets in the United States. As of March 31, 2014, we had 8,807 gaming machines in 20 U.S. states, with 156 gaming facilities under revenue sharing agreements and 38 facilities under fee per day agreements. The majority of our systems are used by Native American gaming operators in both Class II and Class III environments, with a recent expansion into the Illinois video gaming terminal or VGT, market. Our products include electronic gaming machines, server-based systems and back-office systems that are used by casinos and other gaming locations. We currently derive substantially all of our gaming revenues from lease agreements whereby we place gaming machines and systems at a customer’s facility in return for either a share of the revenues that these machines and systems generate or a daily fee, which we collectively refer to as “participation agreements” and as our “participation model.”
We are a Delaware corporation that was formed in August 2013 to acquire, through an indirect wholly owned subsidiary of the Company, 100% of the equity in AGS Capital from AGS Holdings, LLC (“AGS Holdings”). On September 16, 2013, AGS Holdings, LLC, AGS Capital and AP Gaming Acquisition, LLC (“AP Gaming Acquisition”), an indirect wholly owned subsidiary of the Company and an affiliate of Apollo Global Management, LLC (“Apollo”), entered into an Equity Purchase Agreement (as subsequently amended and restated on December 3, 2013, the “Acquisition Agreement”). The Acquisition Agreement provided for the purchase of 100% of the equity of AGS Capital from AGS Holdings (the “Acquisition”) by AP Gaming Acquisition for an aggregate purchase price of approximately $220.5 million. The Acquisition was consummated on December 20, 2013 (the “Closing Date”). The Acquisition was financed in part by the Senior Secured Credit Facilities (as defined herein), which are comprised of the $155 million Term Facility and the $25 million Revolving Facility (each, as defined herein) and the issuance of 10,000,000 shares of common stock at $0.01 par value to Apollo Gaming Holdings, L.P. The total cost to acquire all the outstanding shares was $100,000,000. The source of the funds for the acquisition of the Company was provided by committed equity capital contributed by certain equity funds managed by Apollo.
In May 2014, a wholly owned subsidiary of the Company entered into an agreement to purchase 100% of the equity of C2 Gaming, LLC (“C2 Gaming”) for approximately $23.0 million in cash, subject to terms outlined in the Equity Purchase Agreement dated May 6, 2014. C2 Gaming is an innovative manufacturer and developer of slot machines based in Las Vegas, Nevada. The purchase will provide for the distribution of C2 Gaming’s platform and content to an increased number of markets in the United States.
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

•
Improve yield on existing customer installed base by managing title mix. We believe that more effective management of the title mix across our domestic installed base of 8,807 participation gaming machines in 194 gaming facilities represents an opportunity to generate incremental earnings growth without requiring growth in our domestic installed base of participation gaming machines. In addition, we expect improved game performance will likely drive incremental gaming machine placements within our customers’ facilities.

•
Develop niche products for expansion into traditional gaming markets. With 1,224 casino facilities in 41 U.S. states as of March 31, 2014, and the replacement cycle on equipment at a cyclical low, we believe the market potential for new games is favorable. We will target the introduction of a small number of niche participation gaming machines to a large number of casinos.

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

•
Continue expansion into Class III markets and increase penetration in Class II markets. We have a foothold of 1,628 Class III recurring revenue placements (excluding Illinois), and we plan to continue expanding in this market. Utilizing new, recently-issued gaming licenses, we expect to begin placing and selling Class III products in five new jurisdictions (Nevada, Mississippi, Louisiana, New Jersey and Connecticut). We also anticipate growing our presence in Class III markets where we currently operate, such as Oklahoma, Florida and California, by placing additional content from our expanding library of games in these states. In addition, we believe that our existing core Class II product offering is among the strongest in the industry today. We expect to continue gaining market share in existing Class II jurisdictions and are focused on penetrating newly licensed jurisdictions.

Basis of Presentation
References in this Quarterly Report on Form 10-Q to “Successor” refer to the Company on or after December 21, 2013 and reflect assets and liabilities at fair value by allocating the Company’s enterprise value to its assets and liabilities pursuant to accounting guidance related to business combinations. References to “Predecessor” refer to the Predecessor prior to December 21, 2013 and reflect the historical accounting basis in the Predecessor’s assets and liabilities.
        Because we conducted no business prior to December 20, 2013, we have presented the results of the Predecessor for the quarter ended March 31, 2013 for comparison purposes. The discussion of our results of operations contains a comparison of our results for the quarter ended March 31, 2014 and the results for the Predecessor for the quarter ended March 31, 2013. The application of accounting guidance related to business combinations did not materially affect the Company’s continuing operations; however, the quarter ended March 31, 2013 may yield results that are not fully comparable on a period-by-period basis, particularly with respect to depreciation, amortization, interest income and interest expense.
Results of Operations
The following tables set forth certain selected audited consolidated financial data for the periods indicated:

	Successor	Predecessor
	Three months ended March 31, 2014	Three months ended March 31, 2013
Consolidated Statements of Operations:
Gaming revenue	$16,728,439	$14,758,672
Gaming revenue—other	—	529,716
Equipment sales	430,388	130,813
Total revenues	17,158,827	15,419,201
Operating expenses
Gaming operating expenses	2,404,631	2,288,790
Cost of equipment sales	175,464	62,919
Loss on disposition of assets	171,124	131,899
General and administrative	5,236,620	4,359,129
Selling and marketing	622,848	739,769
Write downs and other charges	127,966	75,000
Depreciation and amortization	8,008,087	7,800,381
Total operating expenses	16,746,740	15,457,887
Income (loss) from operations	412,087	(38,686)
Interest expense	4,036,153	4,219,819
Interest income	(620)	(313,862)
Other expense	236,926	99,471
Loss before income taxes	$(3,860,372)	$(4,044,114)
Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
Total Revenues
Total revenues were $17.2 million for the three months ended March 31, 2014 compared to $15.4 million for the three months ended March 31, 2013, which represents an increase of $1.8 million, or 11.7%. Gaming revenues were $16.7 million for the three months ended March 31, 2014 compared to $14.8 million for the three months ended March 31, 2013, which represents an increase of $1.9 million, or 12.8%. The increase in gaming revenue was partially a result of transitioning from predominantly participation based revenue to more lease based revenue, including continued expansion of our operations into the Illinois market, in addition to a $0.9 million decrease in the accretion of lease incentives that were recorded as contra revenue for the three months ended March 31, 2013. In connection with the Acquisition the lease incentives that existed at the Closing Date were recorded at their fair value, the amortization associated with the revalued lease incentives are being recorded as depreciation and amortization expense for the three months ended March 31, 2014.
Operating Expenses
Gaming operating expenses. Total gaming operating expenses were $2.4 million for the three months ended March 31, 2014 compared to $2.3 million for the three months ended March 31, 2013, which represents an increase of $0.1 million, or 4.3%. The increase is primarily due to an increase in commissions offset by a decrease in repairs and maintenance.
General and administrative. General and administrative costs were $5.2 million for the three months ended March 31, 2014 compared to $4.4 million for the three months ended March 31, 2013, which represents an increase of $0.8 million, or 18.2%. The increase is due to professional fees of $0.7 million related to the filing of our registration statement and other related filings and general consulting, as well a $0.3 million increase in severance; partially offset by a reduction to signing bonuses.
Selling and marketing. Selling and marketing costs were relatively consistent at $0.6 million for the three months ended March 31, 2014 and $0.7 million for the three months ended March 31, 2013. The decrease of $0.1 million is primarily attributed to the National Indian Tribal Gaming Association trade show occurring in May 2014 compared to March in 2013.
Depreciation and amortization. Depreciation and amortization was $8.0 million for the three months ended March 31, 2014 compared to a $7.8 million for the three months ended March 31, 2013, which represents an increase of $0.2 million, or 2.6%. In connection with the Acquisition, the tangible and intangible assets we recorded at fair value as a result of the valuation. While the tangible and intangible assets received a significant step-up, the estimated useful lives were also extended resulting in comparable depreciation and amortization expense for the three months ended March 31, 2014 as compared to March 31, 2013.
Other (Income) Expense, net
Interest expense. Interest expense was $4.0 million for the three months ended March 31, 2014 and $4.2 million for the three months ended March 31, 2013, which represents a decrease of $0.2 million, or 4.8%. The decrease is primarily attributed to the decreased interest rate associated with the Term Loan Facility and interest payments made on notes payable that were paid off in connection with the Acquisition, offset by an increase in outstanding principal balance at March 31, 2014, under the Term Loan Facility.
Interest income. Interest income was $620 for the three months ended March 31, 2014 compared to $0.3 million for the three months ended March 31, 2013. The decrease in interest income was primarily the result of notes receivable being retained by the Predecessor in connection with the Acquisition.
Liquidity and Capital Resources
We expect that primary ongoing liquidity requirements for 2014 will be for capital expenditures for the full year of between $20 million and $25 million, working capital, debt servicing, game development and other customer acquisition activities. We expect to finance these liquidity requirements through a combination of cash on hand and cash flows from operating activities.
Part of our overall strategy includes consideration of expansion opportunities, underserved markets and acquisition and other strategic opportunities that may arise periodically. We may require additional funds in order to execute on such strategic growth, and may incur additional debt or issue additional equity to finance any such transactions. We cannot assure you that we will be able to obtain such debt or issue any such additional equity on acceptable terms or at all.
As of March 31, 2014, we had $21.6 million in cash and cash equivalents and $161.0 million of outstanding indebtedness (not including the discount), which consisted of $154.6 million of outstanding indebtedness under our Term Facility and $6.4 million in other long-term debt agreements. As of December 31, 2013, we had $21.7 million in cash and cash equivalents and $160.5 million (not including the discount), which consisted of $155.0 million of outstanding indebtedness under Term Facility and $5.5 million in notes payable related to the Acquisition. At March 31, 2014 and December 31, 2013, we had no amounts drawn on our Revolving Facility.

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
The Term Facility will mature on the seventh anniversary of the Closing Date, and the Revolving Facility will mature on the fifth anniversary of the Closing Date. The Term Facility requires scheduled quarterly payments in amounts equal to 0.25% of the original aggregate principal amount of the term loans, with the balance due at maturity. Borrowings under the Senior Secured Credit Facilities bear interest at a rate equal to, at the Borrower’s option, either LIBOR or the base rate, subject to an interest rate floor plus an applicable margin rate. In addition, on a quarterly basis, the Borrower is required to pay each lender under the Revolving Facility a commitment fee in respect of any unused commitments thereunder at a rate of 0.50% per annum. As of March 31, 2014, no amounts were outstanding under the Revolving Facility. The Company can draw all of the amounts available under the Revolving Facility without violating any debt covenants.
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
There were no material changes to the Company’s contractual obligations outside of the ordinary course of business during the three months ended March 31, 2014. Based on our current business plan, we believe that our existing cash balances, cash generated from operations and availability under the Revolving Facility will be sufficient to meet our anticipated cash needs for at least the next twelve months and that we will be in compliance with the Senior Secured Credit Facilities, including the maximum net first lien leverage ratio for the quarters ended June 30, 2014, September 30, 2014 and December 31, 2014. However, our future cash requirements could be higher than we currently expect as a result of various factors. Our ability to meet our liquidity needs could be adversely affected if we suffer adverse results of operations, or if we violate the covenants and restrictions to which we are subject under the credit facility. Additionally, our ability to generate sufficient cash from our operating activities is subject to general economic, political, regulatory, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under our existing credit facility in an amount sufficient to enable us to pay our service or repay our indebtedness or to fund our other liquidity needs, and we may be required to seek additional financing through credit facilities with other lenders or institutions or seek additional capital through private placements or public offerings of equity or debt securities.

The following table summarizes our historical cash flows:

	Successor	Predecessor
	Three months ended March 31, 2014	Three months ended March 31, 2013
Cash Flow Information:
Net cash provided by operating activities	$4,582,748	$3,585,701
Net cash used in investing activities	(4,455,973)	(6,993,616)
Net cash (used in) provided by financing activities	(460,138)	7,342,017
Effect of exchange rates on cash and cash equivalents	224,847	89,712
Net (decrease) increase in cash and cash equivalents	$(108,516)	$4,023,814
Operating activities
The Company has historically produced a loss from operations due mainly to the capital nature of the business and the resulting depreciation and amortization expense. For the three months ended March 31, 2014, net cash provided by operating activities was $4.6 million compared to $3.6 million for the three months ended March 31, 2013, representing an increase of $1.0 million. The increase is primarily due to a $1.6 million increase as a result of changes in net working capital offset by a $0.2 million decrease in income from operating activities excluding non-cash expenses.
Investing activities
Net cash used in investing activities for the three months ended March 31, 2014 was $4.5 million compared to $7.0 million for the three months ended March 31, 2013, representing a decrease of $2.5 million. The decrease was primarily due to a $3.2 million decrease in purchases of gaming equipment, vehicles and other equipment and intangible assets, partially offset by a $0.8 million decrease in collection of notes receivables.
Financing activities
Net cash used in financing activities for the three months ended March 31, 2014 was $0.5 million compared to $7.3 million in cash provided by financing activities for the three months ended March 31, 2013, representing a $7.8 million decrease. The decrease was primarily due to $7.5 million in borrowings during the three months ended March 31, 2013, further impacted by $0.4 million increase in debt payments made during the three months ended March 31, 2014.
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
Critical Accounting Policies
A description of our critical accounting policies can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013. Except as noted below, there were no material changes to those policies during the three months ended March 31, 2014.
Recently Issued Accounting Standards
In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that amends the presentation requirements of an unrecognized tax benefit when a loss or other carryforward exists. The update would require the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. The effective date for this update is for the annual and interim periods beginning after December 15, 2013. The adoption of this standard by the Company on January 1, 2014 had no material impact on the Company’s condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
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
ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls
No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
ITEM 1. LEGAL PROCEEDINGS.
We are party to various claims and legal actions that arise in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material adverse effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 1A. RISK FACTORS.
"Item 1A.—Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2013 includes a discussion of our risk factors. There have been no material changes to those risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2013. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
ITEM 6. EXHIBITS.
(a). Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X	—	—	—	—

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X	—	—	—	—

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X	—	—	—	—

101.IN	XBRL Instance Document	X	—	—	—	—

101.SCH	XBRL Taxonomy Extension Schema Document	X	—	—	—	—

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X	—	—	—	—

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X	—	—	—	—

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X	—	—	—	—

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X	—	—	—	—

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AP GAMING HOLDCO, INC.

Date:	May 15, 2014	By:	/s/ CURT MAYER
		Name:	Curt Mayer
		Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)