Form 10-Q
period 2014-06-30
AP Gaming Holdco, Inc.
filed 2014-08-19
CIK 1593548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of August 13, 2014, there were 10,000,100 shares of the Registrant’s common stock, $.01 par value per share, outstanding.
*The Company does not have any public stockholders. Accordingly, it does not maintain an investor relations website where Interactive Data Files would be posted.

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AP GAMING HOLDCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	Successor
	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$22,408	$21,742
Restricted cash	100	100
Trade accounts receivable, net of allowance of $230 and $9, respectively	6,999	7,505
Notes receivable—current portion	352	—
Inventories, net	3,754	3,891
Prepaid expenses	1,657	1,028
Deposits and other	1,642	3,174
Total current assets	36,912	37,440
Gaming equipment, vehicles and other equipment, net	46,331	49,505
Notes receivable, net of current portion	107	—
Deferred loan costs, net	6,593	6,881
Goodwill	76,264	60,384
Intangible assets, net	102,181	98,664
Canadian payroll tax receivable	453	23
Deferred tax asset	—	220
Other assets	2,679	1,679
Total assets	$271,520	$254,796

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$19,880	$6,247
Accrued interest	571	448
Customer deposits on gaming machine leases	22	—
Current maturities of long-term debt	2,461	1,550
Deferred tax liability	274	274
Total current liabilities	23,208	8,519
Phantom unit-plan liability	—	22
Other long-term liabilities	266	67
Long-term debt	165,807	154,345
Deferred tax liability - noncurrent	1,127	—
Total liabilities	190,408	162,953
Commitments and contingencies
Stockholders’ Equity:
Preferred stock at $0.01 par value; 100,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value; 30,000,100 shares authorized; 100 and 10,000,000 Class A Shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively, and 10,020,000 Class B Shares issued and 10,000,000 Class B Shares outstanding at June 30, 2014.	100	100
Additional Paid-in capital	99,900	99,900
Accumulated deficit	(18,889)	(8,156)
Accumulated other comprehensive income (loss)	1	(1)
Total stockholders’ equity	81,112	91,843
Total liabilities and stockholders’ equity	$271,520	$254,796
The accompanying notes are an integral part of these condensed consolidated financial statements.

AP GAMING HOLDCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(amounts in thousands, except per share data)
 (unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
Revenues
Gaming revenue	$16,692	$13,214	$33,420	$27,973
Gaming revenue—other	—	278	—	806
Equipment sales	736	312	1,166	443
Total revenues	17,428	13,804	34,586	29,222
Operating expenses
Gaming operating expenses	2,611	2,319	5,016	4,874
Cost of equipment sales	454	159	629	222
Loss on disposition of assets	1,003	454	1,174	586
General and administrative	5,207	4,132	10,439	8,490
Selling and marketing	860	848	1,483	1,596
Impairment of long lived assets	127	—	127	—
Write downs and other charges	514	53	642	128
Depreciation and amortization	8,120	7,252	16,128	14,987
Total operating expenses	18,896	15,217	35,638	30,883
Loss from operations	(1,468)	(1,413)	(1,052)	(1,661)
Other expense (income)
Interest expense	4,312	4,716	8,348	8,936
Interest income	(17)	(364)	(17)	(678)
Other (income) expense	(234)	181	3	281
Loss before income taxes	(5,529)	(5,946)	(9,386)	(10,200)
Income tax expense	(674)	—	(1,347)	—
Net loss	(6,203)	(5,946)	(10,733)	(10,200)
Foreign currency translation adjustment	(180)	—	3	(17)
Total comprehensive loss	$(6,383)	$(5,946)	$(10,730)	$(10,217)

Basic and diluted loss per common share:
Basic	$(0.62)		$(1.07)
Diluted	(0.62)		(1.07)
Weighted average common shares outstanding:
Basic	10,000		10,000
Diluted	10,000		10,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AP GAMING HOLDCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Successor	Predecessor
	Six months ended June 30, 2014	Six months ended June 30, 2013
Cash flows from operating activities
Net loss	$(10,733)	$(10,200)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,128	14,987
Accretion of contract rights under development agreements and customer agreements	9	1,955
Amortization of deferred loan costs and discount	600	1,155
Provision for bad debts	(216)	471
Imputed interest income	(14)	(71)
Loss on disposition of assets	1,174	586
Impairment of prepaid royalties	257	—
Impairment of long lived assets	127	—
Deferred income tax	1,347	—
Non-cash contract rights under development agreements	—	(99)
Changes in assets and liabilities that relate to operations:
Decrease (increase) in trade accounts receivable and notes receivable	630	(224)
Decrease (increase) in inventories, net	227	(4)
Increase in prepaid expenses	(856)	(8)
Decrease in deposits and other	1,553	722
Decrease in other assets, non-current	(1,000)	(431)
Increase (decrease) in accounts payable and accrued liabilities	(297)	(1,983)
Decrease in due to related party	—	(66)
Increase (decrease) in accrued interest	353	(17)
Increase in customer deposits on gaming machine leases	22	—
Decrease in phantom unit-plan liability	(22)	—
Net cash provided by operating activities	9,289	6,773
Cash flows from investing activities
Cash paid for C2 Gaming acquisition	(11,000)	—
Advances under notes receivable	—	(460)
Collections under notes receivable	29	959
Increase in Canadian tax receivable	(418)	(486)
Purchase of intangible assets	(616)	(2,019)
Software development and other	(2,953)	(2,301)
Proceeds from disposition of assets	365	163
Purchases of gaming equipment, vehicles and other equipment	(4,701)	(8,424)
Net cash used in investing activities	(19,294)	(12,568)
Cash flows from financing activities
Payments under notes payable	—	(300)
Borrowings under bank credit facility	—	7,500
Borrowings under the revolving facility	10,000	—
Payments on debt	(814)	—
Proceeds from employees in advance of common stock issuance	1,369	—
Proceeds from employees on early exercise of options	200	—
Payment of deferred loan costs	(73)	(7)
Net cash provided by financing activities	10,682	7,193
Effect of exchange rates on cash and cash equivalents	(11)	263
Increase in cash and cash equivalents	666	1,661
Cash and cash equivalents, beginning of period	21,742	6,545
Cash and cash equivalents, end of period	$22,408	$8,206

Supplemental cash flow information:
Cash paid during the period for interest	$7,351	$7,472
Non-cash investing and financing activities:
Financed purchase of equipment	$2,717	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. ORGANIZATION AND BUSINESS
Organization
AP Gaming Holdco, Inc. (the “Company,” “AP Gaming,” “we,” “us,” or “our”) is a leading designer and manufacturer of Class II gaming machines for the Native American gaming market with an emerging presence in a broad range of commercial markets in the United States. As of June 30, 2014, the Company had 8,930 gaming machines in 206 gaming facilities in 19 U.S. states, with 162 gaming facilities under revenue sharing agreements and 44 facilities under daily fixed fee agreements. The majority of our systems are used by Native American gaming operators in both Class II and Class III environments, with a recent expansion into the Illinois video gaming terminal, or VGT, market. Our products include electronic gaming machines, server-based systems and back-office systems that are used by casinos and other gaming locations.
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
The Acquisition was financed in part by the Senior Secured Credit Facilities (as defined herein), which are comprised of the $155 million Term Facility and the $25 million Revolving Facility (each, as defined herein). AP Gaming I, LLC, an indirect wholly owned subsidiary of AP Gaming, is the borrower of the Senior Secured Credit Facilities, which are guaranteed by AP Gaming Holdings, LLC (“AP Gaming Holdings”), AP Gaming I, LLC’s direct parent company, and each of AP Gaming I, LLC’s direct and indirect material wholly owned domestic subsidiaries including AGS Capital. Additionally, the Company issued 10,000,000 Class A shares of common stock at $0.01 par value to Apollo Gaming Holdings, L.P. The total cost to acquire all the outstanding shares was $100,000,000. The source of the funds for the acquisition of the Company was provided by committed equity capital contributed by certain equity funds managed by Apollo.
C2 Gaming, LLC acquisition
On May 6, 2014, a wholly owned subsidiary of the Company entered into an agreement to purchase 100% of the equity of C2 Gaming, LLC (“C2 Gaming”) for $23.3 million in cash, subject to terms outlined in the Equity Purchase Agreement dated May 6, 2014 (“C2 Acquisition Agreement”). The acquisition was initially funded by a $10.0 million draw on our Revolving Facility and available cash on hand. The remaining purchase price is expected to be funded with either existing cash or existing availability on the Revolving Facility. C2 Gaming is an innovative manufacturer and developer of slot machines based in Las Vegas, Nevada. The purchase will provide for the distribution of C2 Gaming’s platform and content to an increased number of markets in the United States (see Note 3).
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
The accompanying condensed consolidated financial statements for the Predecessor include AGS Capital, its wholly owned subsidiaries, AGS LLC (“AGS”), AGS Partners, LLC, AGS Illinois, LLLP and American Gaming Systems Toronto, Ltd., f/k/a GTNA Solutions Corp. All significant intercompany transactions and balances have been eliminated in consolidation.
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
As of June 30, 2014, AP Gaming NV had assets of $0.3 million, primarily consisting of gaming machines and licenses, which were included in the accompanying condensed consolidated balance sheet. For the three and six months ended June 30, 2014, AP Gaming NV incurred approximately $17,000 and $32,000 of expense, which were included in the accompanying condensed consolidated statements of operations and comprehensive loss. For the three and six months ended June 30, 2013, the Company incurred no expense related to AP Gaming NV.
The Company has a call option to repurchase the equity of AP Gaming NV, upon receipt of all regulatory approvals. In July 2014, the Company received regulatory approvals and exercised the call option and repurchased 100% of the equity of AP Gaming NV.
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
Revenue Recognition
Gaming Revenue
Gaming revenue is of a recurring nature and is generated by providing customers with gaming terminals, gaming terminal content licenses and back-office equipment, which are collectively referred to as gaming equipment, under participation arrangements. These participation arrangements are accounted for as operating leases pursuant to ASC 840, Leases. These arrangements are considered to be leases, as the agreements convey the right to use the equipment (i.e. gaming machines and related integral software) for a stated period of time. Under these arrangements, the Company retains ownership of the gaming equipment installed at customer facilities, and receives either revenue based on a percentage of the win per day generated by the gaming equipment or a daily fee. The majority of the Company’s leases require the Company to provide maintenance throughout the entire term of the lease. In some cases, a performance guarantee exists that, if not met, requires the Company to replace or remove the gaming machines from the customer’s floor. Whether contractually required or not, the Company develops and provides new gaming titles throughout the life of the lease. Certain arrangements require a portion of the facilities’ win per day to be set aside to be used to fund facility-specific marketing, advertising, promotions and service. These amounts are offset against revenue.
Gaming Revenue - other
Licensing revenue represents the Company’s licensing of trademarked title names to a single company in the sweepstakes phone card business. The Company recognized revenue when earned. The Company terminated this agreement in the first quarter of 2013.
Equipment Sales
Revenues from the stand-alone product sales or separate accounting units are recorded when:

•	Persuasive evidence of an arrangement exists;

•	The sales price is fixed and determinable;

•	Delivery has occurred and services have been rendered; and

•	Collectability is probable.

Equipment sales are generated from the sale of gaming machines and licensing rights to game content software that is installed in the gaming machine, parts, and other ancillary equipment. Also included within the deliverables is delivery, installation and training, all of which occur within a few days of arriving at the customer location. Gaming equipment sales do not include maintenance beyond a standard warranty period. The recognition of revenue from the sale of gaming devices occurs as title and risk of loss have passed to the customer and all other revenue recognition criteria have been satisfied. As the combination of game content software and the tangible gaming device function together to deliver the product’s essential functionality, revenue from the sale of gaming devices is recognized under general revenue recognition guidance.
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

The Company accrues interest, if applicable, on its notes receivables per the terms of the agreement. Interest is not accrued on past due notes receivable, or individual amounts that the Company has determined and specifically identified as not collectible. The Company will resume accruing interest to the extent payments are being received and collectibility is determined to be highly probable.
The Company assesses the impairment of notes whenever events or changes in circumstances indicate the carry value may not be realized. Impairment is measured based on the present value of the expected future cash flows and is recorded as bad debt expense in the period of assessment. Pursuant to the Acquisition Agreement, notes receivable were retained by AGS Holdings on the Closing Date and accordingly, the Company had no allowance for notes receivable as of December 31, 2013. Additionally, the Company had no allowance for notes receivable as of June 30, 2014. The activity related to the allowance for notes receivable for the three and six months ended June 30, 2013 is as follows (in thousands):

	Predecessor
	Allowance for Notes Receivables three months ended June 30, 2013
	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Ending Balance Individually Evaluated For Impairment	Ending Balance Collectively Evaluated For Impairment
Notes receivable, current	$—	$—	$—	$—	$—	$—	$—
Notes receivable, non-current	443	—	—	—	443	443	—
	$443	$—	$—	$—	$443	$443	$—

	Predecessor
	Allowance for Notes Receivables six months ended June 30, 2013
	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Ending Balance Individually Evaluated For Impairment	Ending Balance Collectively Evaluated For Impairment
Notes receivable, current	$—	$—	$—	$—	$—	$—	$—
Notes receivable, non-current	447	—	—	(4)	443	443	—
	$447	$—	$—	$(4)	$443	$443	$—
Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts related to accounts receivable and notes receivable deemed to have a high risk of collectability. The Company reviews the accounts receivable and notes receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company analyzes historical collection trends and changes in the customers’ payment patterns, customer concentration, and credit worthiness when evaluating the adequacy of the allowance for doubtful accounts. A large percentage of receivables are with Native American tribes that have their reservations and gaming operations in the state of Oklahoma, and the Company has concentrations of credit risk with several tribes. The Company includes any receivable balances that are determined to be uncollectible in the overall allowance for doubtful accounts. Changes in the assumptions or estimates reflecting the collectability of certain accounts could materially affect the allowance for both trade and notes receivable.
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

The Company measures recoverability of assets to be held and used by comparing the carrying amount of an asset to future cash flows expected to be generated by the asset. The Company’s policy is to impair, when necessary, excess or obsolete gaming terminals on hand that it does not expect to be used. Impairment is based upon several factors, including estimated forecast of gaming terminal demand for placement into casinos. While the Company believes that the estimates and assumptions used in evaluating the carrying amount of these assets are reasonable, different assumptions could affect either the carrying amount or the estimated useful lives of the assets, which could have a significant impact on the results of operations and financial condition. The Company recognized an impairment charge for obsolete gaming terminals for the three and six months ended June 30, 2014 of $0.1 million. The Company did not recognize an impairment charge for obsolete gaming terminals for the three and six months ended June 30, 2013.
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
Goodwill
The excess of the purchase price of entities that are considered to be purchases of businesses over the estimated fair value of the assets acquired and the liabilities assumed is recorded as goodwill. The Company is required to perform an annual goodwill impairment review, and depending upon the results of that measurement, the recorded goodwill may be written down and charged to income from operations when its carrying amount exceeds its estimated fair value. Goodwill is reviewed for possible impairment annually on September 30 of each year or more frequently whenever events or changes in circumstances indicate that the carrying value may not be recoverable, such as a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, or a loss of key personnel. In connection with the Acquisition, the Company recorded $63.8 million of goodwill. The Company recorded an additional $12.4 million of goodwill related to the acquisition of C2 Gaming.
Deferred Loan Costs
Deferred loan costs consist of various debt issuance costs and are being amortized on the effective-interest method over the life of the related loans. The Company recognized amortization expense related to loan costs of $0.2 million and $0.3 million for the three months ended June 30, 2014 and 2013, respectively, and $0.4 million and $0.6 million for the six months ended June 30, 2014 and 2013, respectively, which was included in interest expense in the accompanying condensed consolidated statements of operations and comprehensive loss.
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
Fair Value of Financial Instruments
The Company applies the provisions of ASC 820, “Fair Value Measurements”(ASC 820) to its financial assets and liabilities. Fair value is defined as a market-based measurement intended to estimate the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. ASC 820 also established a fair value hierarchy, which requires an entity to maximize the use of observable inputs when measuring fair value. These inputs are categorized as follows:

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
The carrying values of the Company’s cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short term maturities of these instruments. The fair value of our long-term debt is based on the quoted market prices for similar issues (Level 2 inputs). The estimated fair value of our long-term debt as of June 30, 2014 was $156.2 million.
Research and Development
The Company conducts research and development activities primarily to develop new gaming platforms and gaming content. These research and development costs consist primarily of salaries and benefits and are expensed as incurred. Once the technological feasibility of a project has been established, capitalization of development costs begins until the product is available for general release. Research and development expenses were $0.4 million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively, and $0.9 million and $1.0 million for the six months ended June 30, 2014 and 2013, respectively, and is included as a component of general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss.
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
Recently Issued Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. These amendments in this ASU are effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. The Company has adopted this update, but such adoption had no impact on its financial position or results of operations. The adoption of this standard by the Company on January 1, 2014 had no material impact on the Company’s condensed consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue from contracts with customers. The amendment outlines a single comprehensive model for entities to depict the transfer of goods or services to customers in amounts that reflect the payment to which a company expects to be entitled in exchange for those goods or services. The amendment also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The amendment is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2016 and may be adopted using either a full retrospective transition method or a modified retrospective transition method. Early adoption is not permitted. The Company is currently evaluating the provisions of the amendment and the impact on its future consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company is currently evaluating the provisions of ASU 2014-12 and has not yet determined the impact on its financial position, results of operations or cash flows.
NOTE 3. ACQUISITIONS
The Acquisition
As discussed in Note 1 to the consolidated financial statements, on September 16, 2013, the Company acquired, through a wholly owned subsidiary, 100% of the equity in AGS Capital from AGS Holdings. The Acquisition was consummated on December 20, 2013.
The Acquisition was financed in part by the Senior Secured Credit Facilities, which are comprised of the $155 million Term Facility and the $25 million Revolving Facility (each, as defined herein). AP Gaming I, LLC, an indirect wholly owned subsidiary of AP Gaming, is the borrower of the Senior Secured Credit Facilities, which are guaranteed by AP Gaming Holdings, LLC (“AP Gaming Holdings”), AP Gaming I, LLC’s direct parent company, and each of AP Gaming I, LLC’s direct and indirect material wholly owned domestic subsidiaries including AGS Capital. Additionally, the Company issued 10,000,000 Class A shares of common stock at $0.01 par value to Apollo Gaming Holdings, L.P. The total cost to acquire all the outstanding shares was $100,000,000. The source of the funds for the acquisition of the Company was provided by committed equity capital contributed by certain equity funds managed by Apollo.

The contractual purchase price of $220.3 million, a seller note of $2.2 million, the settlement of $3.3 million in contingent consideration resulting in an additional seller note of $3.3 million issued in January 2014, and a working capital reduction of $5.3 million, resulted in an aggregate purchase price of $220.5 million. The contingent consideration of $3.3 million was based on certain financial performance metrics that were achieved between signing and closing.

The following summarizes the consideration paid for the Acquisition of AGS Capital (in thousands):

Contractual cash purchase price	$220,300
Seller notes	5,531
Working capital adjustment	(5,340)
Total consideration	$220,491
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
In the second quarter of 2014, the Company reduced the value of the acquired gaming equipment, vehicles and other equipment, net by $2.0 million with a corresponding increase to goodwill. The decrease to the gaming equipment, vehicles and other equipment, net was a result of the removal of installation and delivery costs that were included in the fair value of the gaming machines in the valuation (see Note 6).
A preliminary allocation of the purchase price has been made to major categories of assets and liabilities based on management’s estimates. The preliminary allocation of the purchase price to the estimated fair values of the assets acquired and the liabilities assumed was as follows (in thousands):

At December 20, 2013
Currents assets	$17,858
Gaming equipment, vehicles and other equipment, net	46,786
Goodwill	63,821
Intangible assets	97,512
Other long-term assets	1,616
Total assets	227,593
Total liabilities	7,102
Total equity purchase price	$220,491
Our preliminary estimates of the fair values of depreciable tangible assets are as follows (in thousands):

	Fair values at December 20, 2013	Average remaining useful life (in years)
Gaming equipment, vehicles and other	$46,786	1 - 5
Our preliminary estimates of the fair values of identifiable intangible assets are as follows (in thousands):

	Fair values at December 20, 2013	Average remaining useful life (in years)
Trade name - “American Gaming Systems”	$12,126	Indefinite
Trade name - “Gambler’s Choice”	809	7
Customer agreements and relationships	60,112	7
Third party licenses	11,520	3 - 5
Internally developed gaming software	10,872	1 - 5
Purchased software	2,073	1 - 5
	$97,512

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
As a result of the Acquisition, the Company recorded goodwill of $63.8 million at June 30, 2014, which is deductible for tax purposes, primarily attributed to enhanced financial scale, opportunities for synergies and opportunities with other Apollo related companies and other strategic benefits. Some of the values and amounts used in the initial application of purchase accounting in our consolidated balance sheets were based on estimates and assumptions.
The following table presents the unaudited pro forma results as if the Acquisition had occurred at the beginning of the respective periods presented (in thousands, except per share data):

	Three months ended June 30, 2013	Six months ended June 30, 2013

Revenues	$14,850	$31,176
Loss from operations	(8,302)	(7,793)
Net loss	(23,144)	(27,207)
Basic and diluted loss per share common share	(2.31)	(2.72)
C2 Gaming, LLC acquisition
As discussed in Note 1 to the consolidated financial statements, on May 6, 2014, a wholly owned subsidiary of the Company entered into an agreement to purchase 100% of the equity of C2 Gaming, LLC (“C2 Gaming”) for $23.3 million in cash, subject to terms outlined in the C2 Acquisition Agreement. The acquisition was initially funded by a $10.0 million draw on our Revolving Facility (as defined herein) and available cash on hand. The consideration paid for the acquisition of C2 Gaming consisted of the following (in thousands):

Paid at close	$11,000
One-year payment	9,000
Contingent consideration	3,000
Working capital adjustment	273
Total consideration	$23,273
The acquisition of C2 Gaming was consummated on May 6, 2014. The one-year payment of $9.0 million is due to the sellers on the one-year anniversary of the closing of the acquisition. The contingent consideration of $3.0 million is subject to the satisfaction of certain milestones, including the submittal and approval of video slot platforms to various jurisdictions as outlined in the C2 Acquisition Agreement. As these milestones were considered to be probable of being met within one year, the $3.0 million liability approximates fair value. The remaining purchase price is expected to be funded by existing cash or existing availability on the Revolving Facility.
The acquisition was accounted for as a business combination using the acquisition method of accounting, whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair market values. Fair value measurements have been applied based on assumptions that market participants would use in the pricing of the assets or liabilities. The significant items for which a final fair value has not been determined as of the filing of this Quarterly Report of Form 10-Q include the working capital adjustment, gaming equipment, vehicles and other, and intangible assets.

A preliminary allocation of the purchase price has been made to major categories of assets and liabilities based on management’s estimates. The preliminary allocation of the purchase price to the estimated fair values of the assets acquired and the liabilities assumed was as follows (in thousands):

At December 20, 2013
Current assets	$545
Gaming equipment, vehicles and other equipment, net	1,048
Goodwill	12,443
Intangible assets	9,509
Total assets	23,545
Total liabilities	272
Total equity purchase price	$23,273
Our preliminary estimates of the fair values of depreciable tangible assets are as follows (in thousands):

	Fair values at May 6, 2014	Average remaining useful life (in years)
Gaming equipment, vehicles and other	$1,048	1 - 5
Our preliminary estimates of the fair values of identifiable intangible assets are as follows (in thousands):

	Fair values at May 6, 2014	Average remaining useful life (in years)
Colossal platform	$1,941	5
Colossal titles	2,367	3
Colossal customer agreements and relationships	5,201	7
	$9,509
The preliminary estimate of the fair value of acquired gaming equipment, vehicles and other, was determined using cost approaches in which we determined an estimated reproduction or replacement cost, as applicable.
The preliminary estimate of the fair value of the acquired Colossal platform and titles was determined using the relief from royalty method under the income approach, which is a risk-adjusted discounted cash flow approach. The relief from royalty method values an intangible asset by estimating the royalties saved through ownership of the asset.
The preliminary estimate of the fair value of the acquired customer agreements and relationships was determined using the excess earnings method, which is a risk-adjusted discounted cash flow approach that determines the value of an intangible asset as the present value of the cash flows attributable to such asset after excluding the proportion of the cash flows that are attributable to other assets.
As a result of the acquisition, the Company recorded goodwill of $12.4 million at June 30, 2014, which is deductible for tax purposes, primarily attributed to enhanced financial scale, expanded video slot platforms and other strategic benefits. Some of the values and amounts used in the initial application of purchase accounting for our consolidated balance sheet were based on estimates and assumptions.
NOTE 4. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the changes by component, net of tax, in accumulated other comprehensive income (loss) of the Company (in thousands):

	Foreign currency translation	Accumulated other comprehensive income (loss)
December 31, 2013	$(1)	$(1)
Current period other comprehensive gain	2	2
June 30, 2014	$1	$1

NOTE 5. CONTRACT RIGHTS UNDER DEVELOPMENT AGREEMENTS AND CUSTOMER AGREEMENTS
The Company enters into development agreements and placement fee agreements with certain customers to secure floor space under lease agreements for its gaming machines. Amounts paid in connection with the development agreements are repaid to the Company in accordance with the terms of the agreement, whereas placements fees are not reimbursed. Placement fees can be in the form of cash paid upfront or free lease periods and are accreted over the life of the contract and the expense is recorded as a reduction of revenue. For the three months ended June 30, 2014 and 2013, $3,000 and $1.0 million, respectively, and for the six months ended June 30, 2014 and 2013, $9,000 and $2.0 million, respectively, were recorded as a reduction of revenue as accretion of contract rights under development agreements and customer agreements.
In connection with the Acquisition, the contract rights under development agreements and customer agreements that existed at December 20, 2013 were ascribed no value and a new intangible related to “Customer agreements and relationships as a result of purchase accounting related to the Acquisition” was established (see Note 7). Amortization of the fair value of this asset will be recorded in depreciation and amortization expense in the condensed consolidated statements of operations and comprehensive loss. For the three and six months ended June 30, 2014, $2.1 million and $4.3 million was recorded as depreciation and amortization expense, respectively.
NOTE 6. GAMING EQUIPMENT, VEHICLES AND OTHER EQUIPMENT
Gaming equipment, vehicles and other equipment consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Gaming equipment	$48,468	$44,212
Vehicles and other equipment	6,268	5,770
Less: Accumulated depreciation	(8,405)	(477)
Total gaming equipment, vehicles and other equipment, net	$46,331	$49,505
The above amounts, as of June 30, 2014 and December 31, 2013, include net fair value adjustments recorded as part of purchase accounting that increased the aggregate carrying value of property and equipment as of the Closing Date (see Note 3).
Gaming equipment, vehicles and other equipment are depreciated over the respective useful lives of the assets ranging from three to seven years. Depreciation expense was $3.9 million and $4.2 million for the three months ended June 30, 2014 and 2013, respectively. Depreciation expense was $8.2 million and $8.1 million for the six months ended June 30, 2014 and 2013, respectively.
Immaterial Error Correction
The Company determined that costs to install and deliver leased gaming machines were being capitalized and incorrectly depreciated over the useful life of the machine rather than capitalized as initial direct costs and amortized over the term of the lease in accordance with ASC 840-20-35-2. Additionally, the Company determined the gaming machines associated with our gaming equipment leases in Illinois should have been depreciated over 6 years as compared to 5 years given this period represents the estimated term of leases in Illinois and the fact that this represents the useful life in this jurisdiction. Based on the analysis performed, the estimated fair value of gaming equipment, vehicles and other equipment acquired in the Acquisition was overstated by $2.0 million. The Company reduced gaming equipment, vehicles and other equipment by $2.0 million with a corresponding increase to goodwill in the second quarter of 2014. Additionally, for activity subsequent to the Acquisition, the cumulative effect of the analysis performed resulted in a decrease of $2.0 million to gaming equipment, an increase of $0.2 million and $0.4 million to deposits and other and other assets, respectively, and a reduction of $0.3 million in depreciation expense related to the period from the Acquisition date to the second quarter of 2014. We have performed an evaluation to determine if the financial statement impact resulting from these errors in accounting were material, considering both quantitative and qualitative factors. Based on this materiality analysis, we concluded that correcting the cumulative error would be immaterial to the current year financial statements and a correction of the errors, individually and in the aggregate, would not have a material impact to any individual prior post acquisition period financial statements. Accordingly, we have recorded the entire cumulative reduction to depreciation expense of $0.3 million ($0.03 per share) in the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2014.

NOTE 7. GOODWILL AND INTANGIBLES
Changes in the carrying amount of goodwill are as follows (in thousands):

	June 30, 2014			December 31, 2013
	Gross Carrying amount	Accumulated Impairment	Net Carrying Value	Gross Carrying amount	Accumulated Impairment	Net Carrying Value
Goodwill	$76,264	$—	$76,264	$60,384	$—	$60,384
Intangible assets consist of the following (in thousands):

		June 30, 2014			December 31, 2013
	Useful life (years)	Gross Value	Accumulated Amortization	Net Carrying Value	Gross Value	Accumulated Amortization	Net Carrying Value
Trade name - “American Gaming Systems”	Indefinite	$12,126	$—	$12,126	$12,126	$—	$12,126
Trade name - “Gambler’s Choice”	7	809	(61)	748	809	(3)	806
Customer agreements and relationships as a result of purchase accounting in connection with the Acquisition	7	60,112	(4,548)	55,564	60,112	(254)	59,858
Customer agreements and relationships as a result of the C2 Gaming acquisition	7	5,201	(114)	5,087	—	—	—
Customer agreements	1 - 7	154	(9)	145	—	—	—
Third party licenses	3 - 5	11,520	(1,253)	10,267	11,520	(70)	11,450
Internally developed gaming software	1 - 5	13,976	(1,886)	12,090	12,474	(108)	12,366
Purchased software	1 - 5	6,609	(455)	6,154	2,076	(18)	2,058
		$110,507	$(8,326)	$102,181	$99,117	$(453)	$98,664

The above amounts as of June 30, 2014 and December 31, 2013, include net fair value adjustments recorded as part of purchase accounting that increased the aggregate carrying value of intangible assets and resulted in the recognition of $60.4 million in goodwill as of the Closing Date that was further adjusted to $63.8 million as of June 30, 2014 (see Note 3).
The Company recognized an additional $12.4 million in goodwill as a result of the acquisition of C2 Gaming.
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
Upon the application of purchase accounting, in connection with the acquisition of C2 Gaming, the Company recognized $5.2 million in customer relationships and $4.3 million in purchased software on May 6, 2014.
Intangibles are amortized over the respective useful lives of the assets ranging from one to seven years. Amortization expense related to intangibles, inclusive of accretion of contract rights under development agreements and customer agreements, was $4.2 million and $4.1 million for the three months ended June 30, 2014 and 2013, respectively, and $7.9 million and $8.9 million for the six months ended June 30, 2014 and 2013, respectively. Included in depreciation and amortization expense is amortization of internally developed software of $1.0 million and $0.7 million for the three months ended June 30, 2014 and 2013, respectively and $1.8 million and $1.7 million for the six months ended June 30, 2014 and 2013, respectively.
Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No triggering events were identified for the six months ended June 30, 2014.

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
Pursuant to the Acquisition Agreement the Canadian payroll tax receivable balance, on the Closing Date, was retained by AGS Holdings. The Company has recognized a Canadian payroll tax receivable related to the OIDMTC of $0.5 million and $23,000 as of June 30, 2014 and December 31, 2013, respectively.
NOTE 9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Trade accounts payable	$877	$2,005
Salary and payroll tax accrual	3,022	1,660
Accrued commission	281	318
C2 Gaming one-year payout (see Note 3)	9,000	—
C2 Gaming contingent consideration (see Note 3)	3,000	—
Proceeds from employees in advance of common stock issuance (see Note 11)	1,369	—
Accrued other	2,331	2,264
Total accounts payable and accrued liabilities	$19,880	$6,247

NOTE 10. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	June 30, 2014	December 31, 2013
$155 million Term Facility, interest above LIBOR or base rate (9.25% at June 30, 2014), net of unamortized discount of $4.4 and $4.6 million at June 30, 2014 and December 31, 2013, respectively..	$149,829	$150,364
$25 million Revolving Facility, interest above LIBOR or base rate (9.25% at June 30, 2014).	10,000	—
Equipment long-term note payable	2,678	—
Seller notes	5,761	5,531
Total debt	168,268	155,895
Less—Amounts due within one year	(2,461)	(1,550)
Long-term debt	$165,807	$154,345
Senior Secured Credit Facilities
Concurrent with the consummation of the Acquisition, on the Closing Date the Company entered into our senior secured credit facilities, which consist of a $155 million term loan facility (the “Term Facility”) and a $25 million revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Senior Secured Credit Facilities”). AP Gaming I, LLC (the “Borrower”), a wholly owned indirect subsidiary of AP Gaming, is the borrower under the Senior Secured Credit Facilities and Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Nomura Securities International, Inc. acted as joint lead arrangers and joint bookrunners for the Senior Secured Credit Facilities.
The proceeds of the Term Facility were used by the Borrower, together with the proceeds of the equity contribution and other sources of funds, to pay the consideration for the Acquisition, to refinance the Company’s existing credit facilities and to pay the costs and expenses of the Acquisition and other related transactions. The proceeds of the Revolving Facility will be used by the Borrower from time to time for general corporate purposes and other purposes agreed to with the lenders. In May 2014, the Company drew $10.0 million on the Revolving Facility, the proceeds of which were used to partially finance the purchase of C2 Gaming.

The Term Facility will mature on the seventh anniversary of the Closing Date, and the Revolving Facility will mature on the fifth anniversary of the Closing Date. The Term Facility requires scheduled quarterly payments in amounts equal to 0.25% of the original aggregate principal amount of the term loans, with the balance due at maturity. Borrowings under the Senior Secured Credit Facilities bear interest at a rate equal to, at the Borrower’s option, either LIBOR or the base rate, subject to an interest rate floor plus an applicable margin rate. In addition, on a quarterly basis, the Borrower is required to pay each lender under the Revolving Facility a commitment fee in respect of any unused commitments thereunder at a rate of 0.50% per annum. As of June 30, 2014, $10.0 million was outstanding under the Revolving Facility.
The Senior Secured Credit Facilities are guaranteed by AP Gaming Holdings, the Borrower’s material, wholly owned domestic subsidiaries (subject to certain exceptions) and AP Gaming NV, LLC, and are secured by a pledge by AP Gaming Holdings of the Borrower’s equity interest directly held by AP Gaming Holdings and a pledge of substantially all of the existing and future property and assets of the Borrower and the subsidiary guarantors and AP Gaming NV, LLC, subject to certain exceptions. The Senior Secured Credit Facilities require that the Borrower maintain a maximum net first lien leverage ratio set at a maximum of 5.5 to 1 beginning with the first quarter ending June 30, 2014. The Senior Secured Credit Facilities contain limitations on additional indebtedness, guarantees, incurrence of liens, investments and distributions, as defined. The Senior Secured Credit Facilities also contain customary events of default included in similar financing transactions, including, among others, failure to make payments when due, default under other material indebtedness, breach of covenants, breach of representations and warranties, involuntary or voluntary bankruptcy, and material judgments. The Company was in compliance with the covenants of the Senior Secured Credit Facilities at June 30, 2014.
In connection with the Acquisition, the Company issued two promissory notes (the “Seller Notes”) to AGS Holdings, LLC, in the amounts of $2.2 million and $3.3 million, to satisfy the conditions set forth in the Acquisition Agreement. At June 30, 2014, notes payable related to the Seller Notes totaled $5.8 million, which included $0.3 million in capitalized interest. The Seller Notes accrue interest on the unpaid principal balance at 8.5% per annum and shall be payable in United States dollars semi-annually in arrears on June 30 and December 31 (and on the Maturity Date), commencing on June 30, 2014. Any interest accrued and payable on any interest payment date will be paid by capitalizing such interest and adding it to (and thereby increasing) the outstanding principal amount of this Seller Notes. All principal under the Seller Notes are due and payable on June 18, 2021 (the “Maturity Date”). The Company may prepay from time to time all or any portion of the outstanding principal balance due under the Seller Notes.
In January 2014, the Company entered into a financing agreement to purchase certain gaming devices and/or systems and related equipment in the amount of $2.7 million. The agreement requires monthly payments commencing 90 days from the date of delivery with a term of 34 months at an annual fixed interest rate of 7.5%.
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
NOTE 11. STOCKHOLDERS’ EQUITY
Common Stock
The Company is authorized to issue up to 30,000,100 shares of its common stock, $0.01 par value per share, of which 10,020,100 shares were issued and 10,000,100 were outstanding as of June 30, 2014. After the Acquisition, the Company restructured its common stock into two classes: class A voting common stock (“Class A Shares”) and class B non-voting common stock (“Class B Shares”), with Apollo Gaming Holdings, L.P. holding 10,000,000 Class A Shares. On April 28, 2014, upon receipt of all required governmental regulatory approvals, Apollo Gaming Holdings, L.P. exchanged its 10,000,000 Class A Shares for 10,000,000 Class B Shares, and the Company issued 100 Class A Shares to AP Gaming VoteCo, LLC. The holders of the Class A Shares are entitled to one vote per share on all matters to be voted on by the stockholders of the Company. The holders of the Class A Shares have no economic rights or privileges, including rights in liquidation, and have no right to receive dividends or any other distributions. The holders of the Class B Shares have no right to vote on any matter to be voted on by the stockholders of the Company. Each holder of Class B Shares is entitled to share equally, share for share, dividends declared, as well as any distributions to the stockholders, and in the event of the Company’s liquidation, dissolution or winding up, is entitled to share ratably in any remaining assets after payment of or provision for liabilities and the liquidation on preferred stock, if any.
On April 28, 2014, the Company issued 20,000 Class B Shares to its President and Chief Executive Officer for $0.2 million. This issuance qualifies as shares issued to a “Management Holder” as defined in the Securityholders Agreement dated April 28, 2014 (the “Securityholders Agreement”). Class B Shares that are held by a Management Holder are subject to repurchase rights (the “Repurchase Rights”), as outlined in Section 6 of the Securityholders Agreement, that are contingent on the Management Holder’s termination. The Repurchase Rights enable the Company to recover the Class B Shares issued to Management Holders without transferring any appreciation of the fair value of the stock to the Management Holder upon certain terminations of the Management Holder’s employment prior to a “Qualified Public Offering”, as defined in the Securityholders Agreement. If a Management Holder’s employment is terminated by the Company prior to the consummation of a Qualified Public Offering for “Cause”, as defined in the Securityholders Agreement, or is terminated by such Management Holder without “Good Reason”, as defined in the Securityholders Agreement, then the Company shall have the right to repurchase all or any portion of the Class B Shares held by such Management Holder for the lessor of original cost and fair market value. If a Management Holder’s employment is terminated by the Company prior to the consummation of a Qualified Public Offering other than as described above and in the Securityholders Agreement, then the Company shall have the right to repurchase all or any portion of the Class B Shares held by such Management Holder for fair market value.
In accordance with ASC 718, due to the existence of the Repurchase Rights of the Company in relation to Management Holders of Class B Shares, the Company recorded $200 for the par value of the Class B Shares issued to its President and Chief Executive Officer on April 28, 2014, which represents that such shares have been legally issued, and $199,800 to other long-term liabilities. For the same reasons, the 20,000 Class B Shares issued to the President and Chief Executive Officer are considered issued, but not outstanding for accounting purposes as of June 30, 2014.
In June 2014, the Company received $1.4 million in cash from certain members of management as deposits for the purchase of Class B Shares. These Class B Shares will not be issued until receipt of regulatory approvals for their issuance, which is expected to occur in the third quarter of 2014. As of June 30, 2014, these payments were classified with the accounts payable and accrued expenses on the condensed consolidated balance sheet.
Preferred Stock
The Company is authorized to issue up to 100,000 shares of preferred stock, $0.01 par value per share, of which none were issued as of June 30, 2014. The Board of Directors is expressly authorized to provide for the issuance of all or any shares of the preferred stock in one or more classes or series, to fix the number of shares constituting such series, and to increase or decrease the number of shares of any such series (but not below the number of shares thereof then outstanding) and to fix for each such class or series such voting powers, full or limited, or no voting powers, and such distinctive designations, powers, preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions adopted by a majority of the entire Board providing for the issuance of such class or series including, without limitation, the authority to provide that any such class or series may be (a) subject to redemption at such time or times and at such price or prices, (b) entitled to receive dividends (which may be cumulative or noncumulative) at such rates, on such conditions, and at such times, and payable in preference to, or in such relation to, the dividends payable on any other class or classes or any other series, (c) entitled to such rights upon the dissolution of, or upon any distribution of the assets of, the Company, or (d) convertible into, or exchangeable for, shares of any other class or classes of stock, or of any other series of the same or any other class or classes of stock, of the Company at such price or prices or at such rates of exchange and with such adjustments, all as may be stated in such resolution or resolutions. Notwithstanding the foregoing, the rights of each holder of the preferred stock shall be subject at all times to compliance with all gaming and other statutes, laws, rules and regulations applicable to the Company and such holder at that time.
NOTE 12. RELATED PARTY TRANSACTIONS
During 2010, the Predecessor entered into a separate exclusive distributor agreement with Game Ingenuity (in which a related party is a principal) to place or sell games developed utilizing Game Ingenuity intellectual property into all markets where the Company is licensed or will be licensed within one year from the placement of the first game, or as otherwise mutually agreed between the parties. During the three months ended June 30, 2014 and 2013, the Company incurred approximately $66,000 and $18,000, respectively, in expenses as part of this agreement. During the six months ended June 30, 2014 and 2013, the Company incurred approximately $90,000 and $27,000, respectively, in expenses as part of this agreement.

For the three and six months ended June 30, 2013, the Predecessor paid Alpine Management Services, III LLC $0.1 million and $0.2 million, respectively, for consulting services.
NOTE 13. WRITE DOWNS AND OTHER CHARGES
The condensed consolidated statements of operation and comprehensive loss include various non-routine transactions or related party consulting fees. During the three and six months ended June 30, 2014, the Company recognized $0.5 million and $0.6 million, respectively, in write-downs and other charges related to impairment of prepaid royalties and fees related to the acquisition of C2 Gaming. During the three and six months ended June 30, 2013, the Company recognized $0.1 million and $0.1 million in write downs and other charges primarily for consulting fees paid to a related party.
NOTE 14. BASIC AND DILUTED LOSS PER SHARE
The Company computes net loss per share in accordance with accounting guidance that requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the condensed consolidated statement of operations and comprehensive loss. Basic EPS is computed by dividing net loss for the period by the weighted average number of shares outstanding during the period. Basic EPS excludes Class B Shares issued to Management Holders until the shares are no longer subject to the Repurchase Rights (see Note 11). Class B Shares issued to Management Holders will be included in the calculation of Diluted EPS using the treasury stock method. Diluted EPS is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period, increased by potentially dilutive common shares that were outstanding during the period. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. Potentially dilutive common shares include stock options and restricted stock (see Note 16). There were no potentially dilutive securities for the three and six months ended June 30, 2013.
Excluded from the calculation of diluted EPS for the three and six months ended June 30, 2014, are stock options to purchase 255,000 shares of our common stock, 20,000 Class B Shares issued to a Management Holder subject to Repurchase Rights and 50,000 restricted shares, as such securities were anti-dilutive.
NOTE 15. BENEFIT PLANS
The Predecessor implemented the AGS Holdings Inc. Phantom Units Plan (the “Plan”) which was intended to reinforce and encourage the continued attention and dedication of certain Covered Executives (as defined) to their assigned duties to the Predecessor until a Change in Control (as defined) has occurred. Units of the Plan have been issued as a percentage and in terms of number of units within the Plan at a strike price of $56.0 million and vest over a period of up to four years. The value of the units was determined as the product of the percentage held in the Plan and the summation of the enterprise value of the Company less the net debt of the Company less the strike price. The liability associated with the Plan will ultimately be settled for cash; therefore the Company adjusted the liability to its estimated fair value each reporting period through phantom unit compensation in the accompanying consolidated statement of operations and comprehensive loss. During 2013, $2.1 million was paid out under the terms of the plan. During the second quarter of 2014, the Plan was finalized and settled resulting in a payment of approximately $22,000 to Plan unit holders.
The Company has established a 401(k) defined contribution plan (the “401(k) Plan”) for its employees. The 401(k) Plan allows employees to contribute up to 15% of their pretax earnings, and the Company may match a percentage of the contributions on a discretionary basis. The expense associated with the 401(k) Plan for the three months ended June 30, 2014 and 2013 was approximately $82,000 and $71,000, respectively. The expense associated with the 401(k) Plan for the six months ended June 30, 2014 and 2013 was approximately $147,000 and $130,000, respectively.
On April 28, 2014, the Board of Directors of the Company approved the 2014 Long-Term Incentive Plan (“LTIP”). Under the LTIP, the Company is authorized to grant nonqualified stock options, rights to purchase Class B Shares, restricted stock, restricted stock units and other awards settleable in, or based upon, Class B Shares to persons who are directors and employees of and consultants to the Company or any of its subsidiaries on the date of the grant. The LTIP will terminate ten years after approval by the Board. Subject to adjustments in connection with certain changes in capitalization, the maximum number of Class B Shares that may be delivered pursuant to awards under the LTIP is 1,250,000.
On April 28, 2014, in connection with the approval of the LTIP, the President and Chief Executive Officer of the Company acquired (i) 20,000 Class B Shares (as described above), (ii) an aggregate of 50,000 restricted shares of Class B Shares, which vest in five equal installments on each of the first five anniversaries of the grant date of such restricted shares, subject to partial acceleration upon the occurrence of certain terminations of employment, (iii) a fully vested option to purchase

30,000 shares of common stock of the Company under the LTIP and (iv) an option to purchase 225,000 shares of common stock of the Company under the LTIP, which option will vest as described in Note 16.
NOTE 16. SHARE-BASED COMPENSATION
During the three months ended June 30, 2014, the Company granted stock awards to eligible participants under the LTIP. The stock awards include options to purchase the Company’s Class B Shares and restricted stock for the Company’s Class B Shares. The Class B Shares issued to Management Holders are subject to the Securityholders Agreement and include Repurchase Rights that enable the Company to repurchase outstanding Class B Shares held by Management Holders without transferring any appreciation to the Management Holder upon certain terminations of the Management Holder’s employment prior to a Qualified Public Offering (see Note 11). Consequently, the vesting provisions for the options to purchase Class B Shares (as described below) and restricted stock for Class B Shares (as described below) are considered non-substantive for accounting purposes. As a result, these options and restricted stock contain a performance condition, which is not considered to be probable as of June 30, 2014; therefore, no share-based compensation expense was recognized in the three months ended June 30, 2014 and none will be recognized for these stock awards until the performance condition is considered probable.
The terms of the options granted in the second quarter of 2014 are further described below:
Stock Options
On April 28, 2014, the Company granted fully vested stock options to purchase 30,000 Class B Shares of with an exercise price of $10 per share. The options expire on the second anniversary of the grant date.
On April 28, 2014, the Company granted stock options to purchase 225,000 Class B Shares of with an exercise price of $10 per share. These stock options were designated as Tranche A options, Tranche B options, and Tranche C options, collectively “the Options”. The Options expire on the tenth anniversary of the grant date.
The 75,000 Tranche A options granted become exercisable in five equal installments on each of the first five anniversaries of the grant date, or immediately upon a change in control, subject to the optionee’s continued employment with the Company through these dates.
The 75,000 Tranche B options granted become exercisable upon the optionee’s continued employment with the Company or its subsidiaries through the first date that the Investor (as defined in the LTIP) achieves an internal rate of return (“Investor IRR”), as defined in the LTIP, equal to or in excess of 20%, subject to a minimum cash-on-cash return of 2.5 times the Investor investment (the “Tranche B Targets”) on or after the date of such an event. In the event of a change in control upon which the Tranche B Targets are achieved, all outstanding unvested Tranche B options will immediately vest.
The 75,000 Tranche C options granted become exercisable upon the optionee’s continued employment with the Company or its subsidiaries through the first date that the Investor achieves an Investor IRR equal to or in excess of 25%, subject to a minimum cash-on-cash return of 3.0 times the Investor investment (the “Tranche C Targets”) on or after the date of such an event. In the event of a change in control upon which the Tranche C Targets are achieved, all outstanding unvested Tranche C options will immediately vest.

The Company calculated the grant date fair value of the fully vested stock options and the Tranche A options using the Black Scholes model, and the Tranche B and Tranche C options using a lattice-based option valuation model. The assumptions used in these calculations are noted in the following table. Expected volatilities are based on implied volatilities from comparable companies. The expected time to liquidity is based on management’s estimate. The risk-free rate is based on the U.S. Treasury yield curve for a term equivalent to the estimated time to liquidity. The expected dividend yield is 0% for all stock awards. The grant date fair value, and related assumptions, of Options granted during the three months ended June 30, 2014, was as follows:

Tranche	Outstanding	Fair Value (Per Share)	Total Fair Value	Assumptions
Fully vested options	30,000	$4.07	$122,021
Risk free interest rate				0.4%
Expected term				2 years
Expected volatility				75.0%

Tranche A Options	75,000	$6.53	$489,888
Risk free interest rate				2.2%
Expected term				6.5 years
Expected volatility				70.0%

Tranche B Options	75,000	$5.18	$388,514
Risk free interest rate				1.5%
Time to liquidity event				4.5 years
Expected volatility				75.0%
Forward expected volatility rate				55.0%
Forward risk free interest rate				3.6%

Tranche C Options	75,000	$4.79	$359,476
Risk free interest rate				1.5%
Time to liquidity event				4.5 years
Expected volatility				75.0%
Forward expected volatility rate				55.0%
Forward risk free interest rate				3.6%

Total	255,000		$1,359,899
No Options were cancelled or forfeited during the three and six months ended June 30, 2014.
Restricted Stock
On April 28, 2014, the Company issued 50,000 restricted Class B Shares that vest in five equal installments on each of the first five anniversaries of the grant date. The fair value of the the restricted stock granted on April 28, 2014, was $10 per share of restricted stock.
No restricted stock was cancelled or forfeited during the three and six months ended June 30, 2014.
NOTE 17. RESTRUCTURING
In June 2014, the Company took steps to reduce current and future expenses by reducing staff in our technology and game development division that operated primarily out of our Toronto location. The Las Vegas location now serves as the primary location for our technology and game development division. The Company entered into retention agreements with certain employees that extend through July 2015. During the three and six months ended June 30, 2014, the Company expensed $0.9 million in restructuring costs related to termination benefits and expects to incur an additional $0.6 million related to retention agreements with certain employees.
The following table summarizes the change in our our restructuring liability for the six months ended June 30, 2014 (in thousands):

	Successor
	December 31, 2013	Charge to expense	Cash paid	Costs settled	June 30, 2014
Accrued severance	$—	$892	$3	$—	$889

NOTE 18. INCOME TAXES
The Company's effective income tax rate for the three months ended June 30, 2014 was 12.2%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended June 30, 2014 was primarily due to valuation allowance considerations and amortization of indefinite lived intangible assets. During the three months ended June 30, 2013, the Predecessor did not record a current provision for state or foreign tax purposes. The Predecessor had experienced cumulative losses from its foreign subsidiary and did not incur current foreign income taxes. The Predecessor was considered a pass-through entity for domestic federal income tax purposes, and therefore income or loss flowed through to the limited liability company members who were taxed in their individual capacities on their distributive shares of partnership taxable income.
The Company's effective income tax rate for the six months ended June 30, 2014 was 14.4%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the six months ended June 30, 2014 was primarily due to valuation allowance considerations and amortization of indefinite lived intangible assets. During the six months ended June 30, 2013, the Predecessor did not record a current provision for state or foreign tax purposes. The Predecessor had experienced cumulative losses from its foreign subsidiary and did not incur current foreign income taxes. The Predecessor was considered a pass-through entity for domestic federal income tax purposes, and therefore income or loss flowed through to the limited liability company members who were taxed in their individual capacities on their distributive shares of partnership taxable income.
NOTE 19. COMMITMENTS AND CONTINGENCIES
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
NOTE 20. SUBSEQUENT EVENTS
In connection with the preparation of its condensed consolidated financial statements as of and for the three months ended June 30, 2014, the Company has evaluated subsequent events through August 19, 2014, to determine whether any of these events required recognition or disclosure in the 2013 financial statements, as required by FASB ASC Topic 855, Subsequent Events.
On July 1, 2014, a wholly owned subsidiary of the Company entered into an agreement to purchase 100% of the equity of Casino War Blackjack, Inc. (“War Blackjack”) for approximately $1.3 million in cash, subject to terms outlined in the Stock

Purchase Agreement, dated July 1, 2014 (“War Blackjack Acquisition Agreement”). The acquisition closed on July 18, 2014 and was funded by available cash on hand. War Blackjack is an innovative manufacturer and developer of table and electronic games based in Las Vegas, Nevada.
In July 2014, the Company exercised the call option and repurchased 100% of the equity of AP Gaming NV (see Note 2).
On August 8, 2014, the Company entered into subscription agreements to issue 196,875 Class B Shares to Management Holders, which shares will be issued upon the Company obtaining approval for such issuance from the Nevada Gaming Commission, and options to purchase 321,250 Class B Shares to Management Holders under the LTIP. Additionally, the 20,000 Class B shares previously issued to the Company’s President and Chief Executive Officer on April 28, 2014 were repurchased by the Company on August 7, 2014.

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
Overview
We are a leading designer and manufacturer of Class II gaming machines for the Native American market, with an emerging presence in a broad range of commercial markets in the United States. As of June 30, 2014, we had 8,930 gaming machines in 19 U.S. states, with 162 gaming facilities under revenue sharing agreements and 44 facilities under fee per day agreements. The majority of our systems are used by Native American gaming operators in both Class II and Class III environments, with a recent expansion into the Illinois video gaming terminal or VGT, market. Our products include electronic gaming machines, server-based systems and back-office systems that are used by casinos and other gaming locations. We currently derive substantially all of our gaming revenues from lease agreements whereby we place gaming machines and systems at a customer’s facility in return for either a share of the revenues that these machines and systems generate or a daily fee, which we collectively refer to as “participation agreements” and as our “participation model.”
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
On May 6, 2014, a wholly owned subsidiary of the Company entered into an agreement to purchase 100% of the equity of C2 Gaming, LLC (“C2 Gaming”) for $23.3 million in cash, subject to terms outlined in the Equity Purchase Agreement dated May 6, 2014. C2 Gaming is an innovative manufacturer and developer of slot machines based in Las Vegas, Nevada. The purchase will provide for the distribution of C2 Gaming’s platform and content to an increased number of markets in the United States. The acquisition was initially funded by a $10.0 million draw on our Revolving Facility and available cash on hand. The remaining purchase price required to complete the purchase is expected to be funded either by existing cash or existing availability on the Revolving Facility.
In June 2014, the Company took steps to reduce current and future expenses by reducing staff in our technology and game development division that operated primarily out of our Toronto location. The Las Vegas location now serves as the primary location for our technology and game development division. The Company also entered into retention agreements with certain employees that extend through July 2015.
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

•
Improve yield on existing customer installed base by managing title mix. We believe that more effective management of the title mix across our domestic installed base of 8,930 participation gaming machines in 206 gaming facilities represents an opportunity to generate incremental earnings growth without requiring growth in our domestic installed base of participation gaming machines. In addition, we expect improved game performance will likely drive incremental gaming machine placements within our customers’ facilities.

•
Develop niche products for expansion into traditional gaming markets. With 1,224 casino facilities in 41 U.S. states as of June 30, 2014, and the replacement cycle on equipment at a cyclical low, we believe the market potential for new games is favorable. We will target the introduction of a small number of niche participation gaming machines to a large number of casinos.

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

•
Continue expansion into Class III markets and increase penetration in Class II markets. We have a foothold of 1,818 Class III recurring revenue placements (excluding Illinois), and we plan to continue expanding in this market. Utilizing new, recently-issued gaming licenses, we expect to begin placing and selling Class III products in five new jurisdictions (Nevada, Mississippi, Louisiana, New Jersey and Connecticut). We also anticipate growing our presence in Class III markets where we currently operate, such as Oklahoma, Florida and California, by placing additional content from our expanding library of games in these states. In addition, we believe that our existing core Class II product offering is among the strongest in the industry today. We expect to continue gaining market share in existing Class II jurisdictions and are focused on penetrating newly licensed jurisdictions.

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
        Because we conducted no business prior to December 20, 2013, we have presented the results of the Predecessor for the three and six months ended June 30, 2013 for comparison purposes. The discussion of our results of operations contains a comparison of our results for the three and six months ended June 30, 2014 and the results for the Predecessor for the three and six months ended June 30, 2013. The application of accounting guidance related to business combinations did not materially affect the Company’s continuing operations; however, the three and six months ended June 30, 2013 may yield results that are not fully comparable on a period-by-period basis, particularly with respect to depreciation, amortization, interest income and interest expense.

Results of Operations
The following tables set forth certain selected audited consolidated financial data for the periods indicated (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
Consolidated Statements of Operations:
Gaming revenue	$16,692	$13,214	$33,420	$27,973
Gaming revenue—other	—	278	—	806
Equipment sales	736	312	1,166	443
Total revenues	17,428	13,804	34,586	29,222
Operating expenses
Gaming operating expenses	2,611	2,319	5,016	4,874
Cost of equipment sales	454	159	629	222
Loss on disposition of assets	1,003	454	1,174	586
General and administrative	5,207	4,132	10,439	8,490
Selling and marketing	860	848	1,483	1,596
Impairment of long lived assets	127	—	127	—
Write downs and other charges	514	53	642	128
Depreciation and amortization	8,120	7,252	16,128	14,987
Total operating expenses	18,896	15,217	35,638	30,883
Income (loss) from operations	(1,468)	(1,413)	(1,052)	(1,661)
Interest expense	4,312	4,716	8,348	8,936
Interest income	(17)	(364)	(17)	(678)
Other expense	(234)	181	3	281
Loss before income taxes	$(5,529)	$(5,946)	$(9,386)	$(10,200)
Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013
Total Revenues
Total revenues were $17.4 million for the three months ended June 30, 2014 compared to $13.8 million for the three months ended June 30, 2013, which represents an increase of $3.6 million, or 26.1%. Gaming revenues were $16.7 million for the three months ended June 30, 2014 compared to $13.2 million for the three months ended June 30, 2013, which represents an increase of $3.5 million, or 26.5%. The increase in gaming revenue was partially a result of transitioning from predominantly participation based revenue to more fixed fee revenue, including continued expansion of our operations into the Illinois market, in addition to a $1.0 million decrease in the accretion of lease incentives that were recorded as contra revenue for the three months ended June 30, 2013. At the time of the Acquisition, the lease incentives that existed at the Closing Date were ascribed no value in purchase accounting. The Company had recognized only $3,000 in contra revenue from new lease incentives in the three months ended June 30, 2014, compared to $1.0 million in contra revenue recognized in the three months ended June 30, 2013.
Operating Expenses
Gaming operating expenses. Total gaming operating expenses were $2.6 million for the three months ended June 30, 2014 compared to $2.3 million for the three months ended June 30, 2013, which represents an increase of $0.3 million, or 13.0%. The increase is primarily due to a $0.1 million increase in inventory obsolescence, a $0.1 million increase in royalties, a $0.1 million increase in repairs and maintenance and a $0.1 million increase in production as a result of the C2 Gaming acquisition, offset by a $0.2 million decrease in amortization of installation and delivery costs.
General and administrative. General and administrative costs were $5.2 million for the three months ended June 30, 2014 compared to $4.1 million for the three months ended June 30, 2013, which represents an increase of $1.1 million, or 26.8%. The increase is primarily due to an increase of $1.0 million in severance pay as a result of reducing our development staff and a $0.5 million increase in bonus expense, partially offset by a reduction in legal fees related to an arbitration that was settled in 2013.
Selling and marketing. Selling and marketing costs were relatively consistent at $0.9 million for the three months ended June 30, 2014 and $0.8 million for the three months ended June 30, 2013.

Depreciation and amortization. Depreciation and amortization was $8.1 million for the three months ended June 30, 2014 compared to a $7.3 million for the three months ended June 30, 2013, which represents an increase of $0.8 million, or 11.0%. The increase is primarily due to the step-up in fair value attributed to the tangible and intangible assets received in connection with the Acquisition.
Other Expense (Income), net
Interest expense. Interest expense was $4.3 million for the three months ended June 30, 2014 and $4.7 million for the three months ended June 30, 2013, which represents a decrease of $0.4 million, or 8.5%. The decrease is primarily attributed to the decreased interest rate associated with the Term Loan Facility versus the debt of the Predecessor and interest payments made on notes payable that were paid off in connection with the Acquisition, partially offset by an increase in outstanding principal balance at June 30, 2014, under the Term Loan Facility.
Interest income. Interest income was $17,000 for the three months ended June 30, 2014 compared to $0.4 million for the three months ended June 30, 2013. The decrease in interest income was primarily the result of notes receivable being retained by the Predecessor in connection with the Acquisition.
Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013
Total Revenues
Total revenues were $34.6 million for the six months ended June 30, 2014 compared to $29.2 million for the six months ended June 30, 2013, which represents an increase of $5.4 million, or 18.5%. Gaming revenues were $33.4 million for the six months ended June 30, 2014 compared to $28.0 million for the six months ended June 30, 2013, which represents an increase of $5.4 million, or 19.3%. The increase in gaming revenue was partially a result of transitioning from predominantly participation based revenue to more fixed fee revenue, including continued expansion of our operations into the Illinois market, in addition to a $2.0 million decrease in the accretion of lease incentives that were recorded as contra revenue for the six months ended June 30, 2013. At the time of the Acquisition, the lease incentives that existed at the Closing Date were ascribed no value in purchase accounting. At Acquisition, the lease incentives that existed at the Closing Date were ascribed no value in purchase accounting. The Company had recognized only $9,000 in contra revenue from new lease incentives in the six months ended June 30, 2014, compared to $2.0 million in contra revenue recognized in the six months ended June 30, 2013.
Operating Expenses
Gaming operating expenses. Total gaming operating expenses were $5.0 million for the six months ended June 30, 2014 compared to $4.9 million for the six months ended June 30, 2013, which represents an increase of $0.1 million, or 2.0%. The increase is primarily due to an increase of $0.1 million in inventory obsolescence, a $0.2 million increase in royalties, an increase of $0.1 million increase in tribal fees and an increase of $0.1 million in production as a result of the C2 Gaming acquisition, primarily offset by a $0.4 million decrease in amortization of installation and delivery costs.
General and administrative. General and administrative costs were $10.4 million for the six months ended June 30, 2014 compared to $8.5 million for the six months ended June 30, 2013, which represents an increase of $1.9 million, or 22.4%. The increase is primarily due to a $1.2 million increase in severance pay of reducing our development staff in 2014, a $0.5 million increase in bonus expense and a $0.9 million increase in professional fees, partially offset by a $0.3 million reduction in legal fees related to an arbitration that was settled in 2013.
Selling and marketing. Selling and marketing costs were relatively consistent at $1.5 million for the six months ended June 30, 2014 and $1.6 million for the six months ended June 30, 2013.
Depreciation and amortization. Depreciation and amortization was $16.1 million for the six months ended June 30, 2014 compared to a $15.0 million for the six months ended June 30, 2013, which represents an increase of $1.1 million, or 7.3%. The increase is primarily due to the step-up in fair value attributed to the tangible and intangible assets received in connection with the Acquisition.
Other Expense (Income), net
Interest expense. Interest expense was $8.3 million for the six months ended June 30, 2014 and $8.9 million for the six months ended June 30, 2013, which represents a decrease of $0.6 million, or 6.7%. The decrease is primarily attributed to the decreased interest rate associated with the Term Loan Facility versus the debt of the Predecessor and interest payments made on notes payable that were paid off in connection with the Acquisition, partially offset by an increase in outstanding principal balance at June 30, 2014, under the Term Loan Facility.

Interest income. Interest income was $17,000 for the six months ended June 30, 2014 compared to $0.7 million for the six months ended June 30, 2013. The decrease in interest income was the result of notes receivable being retained by the Predecessor in connection with the Acquisition.
Liquidity and Capital Resources
We expect that primary ongoing liquidity requirements for the year ended December 31, 2014 will be for capital expenditures of between $20 million and $25 million, working capital, debt servicing, game development and other customer acquisition activities. We expect to finance these liquidity requirements through a combination of cash on hand and cash flows from operating activities.
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
As of June 30, 2014, we had $22.4 million in cash and cash equivalents and $172.7 million of outstanding indebtedness (not including the discount), which consisted of $154.2 million of outstanding indebtedness under our Term Facility, $10.0 million outstanding under our Revolving Facility and $8.4 million in other long-term debt agreements. As of December 31, 2013, we had $21.7 million in cash and cash equivalents and $160.5 million (not including the discount), which consisted of $155.0 million of outstanding indebtedness under Term Facility and $5.5 million in notes payable related to the Acquisition. At December 31, 2013, we had no amounts drawn on our Revolving Facility.
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
The proceeds of the Term Facility were used by the Borrower, together with the proceeds of the equity contribution and other sources of funds, to pay the consideration for the Acquisition, to refinance the Company’s existing credit facilities and to pay the costs and expenses of the Acquisition and other related transactions. The proceeds of the Revolving Facility, of which $15 million was available as of June 30, 2014, will be used by the Borrower from time to time for general corporate purposes and other purposes agreed to with the lenders. In May 2014, the Company drew $10.0 million on the Revolving Facility, the proceeds of which were used to partially finance the purchase of C2 Gaming. The Company intends to pay the remaining balance owed, equal to approximately $12.0 million, of the purchase price for C2 Gaming either through available cash on hand or the remaining availability on the Revolving Facility. We believe the remaining availability on our Revolving Facility, as well as expected positive future cash flows, will be sufficient to meet our short-term and long-term liquidity requirements.
The Term Facility will mature on the seventh anniversary of the Closing Date, and the Revolving Facility will mature on the fifth anniversary of the Closing Date. The Term Facility requires scheduled quarterly payments in amounts equal to 0.25% of the original aggregate principal amount of the term loans, with the balance due at maturity. Borrowings under the Senior Secured Credit Facilities bear interest at a rate equal to, at the Borrower’s option, either LIBOR or the base rate, subject to an interest rate floor plus an applicable margin rate. In addition, on a quarterly basis, the Borrower is required to pay each lender under the Revolving Facility a commitment fee in respect of any unused commitments thereunder at a rate of 0.50% per annum. As of June 30, 2014, $10.0 million was outstanding under the Revolving Facility. The Company can draw all of the amounts available under the Revolving Facility without violating any debt covenants.
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
There were no material changes to the Company’s contractual obligations outside of the ordinary course of business during the three months ended June 30, 2014. Based on our current business plan, we believe that our existing cash balances, cash generated from operations and availability under the Revolving Facility will be sufficient to meet our anticipated cash needs for at least the next twelve months and that we will be in compliance with the Senior Secured Credit Facilities, including the maximum net first lien leverage ratio for the quarters ended June 30, 2014, September 30, 2014 and December 31, 2014. However, our future cash requirements could be higher than we currently expect as a result of various factors. Our ability to meet our liquidity needs could be adversely affected if we suffer adverse results of operations, or if we violate the covenants and restrictions to which we are subject under the credit facility. Additionally, our ability to generate sufficient cash from our operating activities is subject to general economic, political, regulatory, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under our existing credit facility in an amount sufficient to enable us to pay our service or repay our indebtedness or to fund our other liquidity needs, and we may be required to seek additional financing through credit facilities with other lenders or institutions or seek additional capital through private placements or public offerings of equity or debt securities.
The following table summarizes our historical cash flows (in thousands):

	Successor	Predecessor
	Six months ended June 30, 2014	Six months ended June 30, 2013
Cash Flow Information:
Net cash provided by operating activities	$9,289	$6,773
Net cash used in investing activities	(19,294)	(12,568)
Net cash provided by financing activities	10,682	7,193
Effect of exchange rates on cash and cash equivalents	(11)	263
Net (decrease) increase in cash and cash equivalents	$666	$1,661
Operating activities
The Company has historically produced a loss from operations due mainly to the capital nature of the business and the resulting depreciation and amortization expense. For the six months ended June 30, 2014, net cash provided by operating activities was $9.3 million compared to $6.8 million for the six months ended June 30, 2013, representing an increase of $2.5 million. The increase is primarily due to a $2.6 million increase as a result of changes in net working capital offset by a $0.1 million decrease in income from operating activities excluding non-cash expenses.
Investing activities
Net cash used in investing activities for the six months ended June 30, 2014 was $19.3 million compared to $12.6 million for the six months ended June 30, 2013, representing a increase of $6.7 million in cash used in investing activities. The increase was primarily due to $11.0 million cash paid for the acquisition of C2 Gaming and a $0.9 million decrease in collections of notes receivable, primarily offset by a $3.7 million decrease in purchases of gaming equipment, vehicles and other equipment and a $1.4 million decrease in purchases of intangible assets.
Financing activities
Net cash provided by financing activities for the six months ended June 30, 2014 was $10.7 million compared to $7.2 million for the six months ended June 30, 2013, representing a $3.5 million increase. The increase was primarily due to $10.0 million in borrowings during the six months ended June 30, 2014 as compared to $7.5 million in borrowings during the six months ended June 30, 2013, and $1.4 million in proceeds from employees, received in the second quarter of 2014, in advance of stock expected to be issued in the third quarter of 2014.

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
Critical Accounting Policies
A description of our critical accounting policies can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013. Except as noted below, there were no material changes to those policies during the three and six months ended June 30, 2014.
Recently Issued Accounting Standards
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. These amendments in this ASU are effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. The Company has adopted this update, but such adoption had no impact on its financial position or results of operations. The adoption of this standard by the Company on January 1, 2014 had no material impact on the Company’s condensed consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue from contracts with customers. The amendment outlines a single comprehensive model for entities to depict the transfer of goods or services to customers in amounts that reflect the payment to which a company expects to be entitled in exchange for those goods or services. The amendment also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The amendment is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2016 and may be adopted using either a full retrospective transition method or a modified retrospective transition method. Early adoption is not permitted. The Company is currently evaluating the provisions of the amendment and the impact on its future consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company is currently evaluating the provisions of ASU 2014-12 and has not yet determined the impact on its financial position, results of operations or cash flows.
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
ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2014. At the time that our Annual Report on Form 10-K for the year ended December 31, 2013 was filed on March 31, 2014, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2013. Subsequent to these evaluations, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2013 and March 31, 2014 and continue to not be effective as of June 30, 2014 because of a material weakness in our internal control over financial reporting, as described below.
Changes in Internal Controls
In connection with the preparation of our financial statements for the three months ended June 30, 2014, we determined that we had a material weakness in our internal control over financial reporting because we did not maintain effective controls over the application of lease accounting principles to the initial direct costs incurred related to our operating leases and the useful lives of certain gaming machines deployed under operating lease arrangements.
While the deficiency in this instance did not result in a material misstatement of our financial statements (as discussed in Note 6 to the consolidated financial statements included in this Quarterly Report on Form 10-Q), it is possible that there could be a material misstatement if the control deficiency is not remediated. Accordingly, management determined that this control deficiency represents a material weakness in our internal controls over financial reporting, and accordingly, our internal control was not effective at December 31, 2013, March 31, 2014 and June 30, 2014.
Except as disclosed above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation Efforts to Address Material Weakness
To remediate the material weakness in our internal control over financial reporting described above, we are developing and implementing new control procedures, which includes among other things supplementing our financial reporting group with additional personnel, regarding our accounting for the operating leases of gaming machines.
As we continue to evaluate and work to enhance internal controls over financial reporting, we may determine that additional measures should be taken to address this or other control deficiencies, and/or that we should modify the remediation plan described above. Notwithstanding our material weakness, we have concluded that the financial statements and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented.
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

AP GAMING HOLDCO, INC.

Date:	August 19, 2014	By:	/s/ CURT MAYER
		Name:	Curt Mayer
		Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)