Form 10-Q
period 2014-09-30
AP Gaming Holdco, Inc.
filed 2014-11-14
CIK 1593548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of November 12, 2014, there were 10,000,100 shares of the Registrant’s common stock, $.01 par value per share, outstanding.
*The Company does not have any public stockholders. Accordingly, it does not maintain an investor relations website where Interactive Data Files would be posted.

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AP GAMING HOLDCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	Successor
	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$15,828	$21,742
Restricted cash	100	100
Trade accounts receivable, net of allowance of $328 and $9, respectively	7,441	7,505
Notes receivable—current portion	352	—
Inventories, net	3,363	3,891
Prepaid expenses	1,702	1,028
Deposits and other	2,130	3,174
Total current assets	30,916	37,440
Gaming equipment, vehicles and other equipment, net	44,166	49,505
Notes receivable, net of current portion	90	—
Deferred loan costs, net	6,400	6,881
Goodwill	76,316	60,384
Intangible assets, net	104,689	98,664
Canadian payroll tax receivable	160	23
Deferred tax asset	—	220
Other assets	2,549	1,679
Total assets	$265,286	$254,796

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$22,266	$6,247
Accrued interest	614	448
Customer deposits on gaming machine leases	22	—
Current maturities of long-term debt	2,478	1,550
Deferred tax liability	274	274
Total current liabilities	25,654	8,519
Phantom unit-plan liability	—	22
Other long-term liabilities	67	67
Long-term debt	165,307	154,345
Deferred tax liability - noncurrent	1,590	—
Total liabilities	192,618	162,953
Commitments and contingencies (Note 19)
Stockholders’ Equity:
Preferred stock at $0.01 par value; 100,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value; 30,000,100 shares authorized; 100 and 10,000,000 Class A Shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively, and 10,000,000 Class B Shares issued and outstanding at September 30, 2014.	100	100
Additional Paid-in capital	99,900	99,900
Accumulated deficit	(27,559)	(8,156)
Accumulated other comprehensive income (loss)	227	(1)
Total stockholders’ equity	72,668	91,843
Total liabilities and stockholders’ equity	$265,286	$254,796
The accompanying notes are an integral part of these condensed consolidated financial statements.

AP GAMING HOLDCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(amounts in thousands, except per share data)
 (unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Revenues
Gaming revenue	$17,494	$13,985	$50,914	$41,957
Gaming revenue—other	—	—	—	799
Equipment sales	1,342	783	2,508	1,226
Total revenues	18,836	14,768	53,422	43,982
Operating expenses
Gaming operating expenses	3,258	2,381	8,274	7,250
Cost of equipment sales	716	556	1,346	777
Loss on disposition of assets	81	189	1,256	775
General and administrative	6,848	4,007	17,281	12,496
Selling and marketing	980	956	2,463	2,538
Phantom unit compensation	—	463	—	463
Impairment of long lived assets	—	3,364	127	3,364
Impairment of intangibles	1,321	1,420	1,321	1,420
Write downs and other charges	48	75	690	203
Depreciation and amortization	9,016	6,556	25,145	21,543
Total operating expenses	22,268	19,967	57,903	50,829
Loss from operations	(3,432)	(5,199)	(4,481)	(6,847)
Other expense (income)
Interest expense	4,408	4,232	12,756	13,168
Interest income	(14)	(591)	(31)	(1,268)
Other (income) expense	298	(534)	301	(254)
Loss before income taxes	(8,124)	(8,306)	(17,507)	(18,493)
Income tax expense	(550)	—	(1,896)	—
Net loss	(8,674)	(8,306)	(19,403)	(18,493)
Foreign currency translation adjustment	225	(6)	228	(23)
Total comprehensive loss	$(8,449)	$(8,312)	$(19,175)	$(18,516)

Basic and diluted loss per common share:
Basic	$(0.87)		$(1.94)
Diluted	(0.87)		(1.94)
Weighted average common shares outstanding:
Basic	10,000		10,000
Diluted	10,000		10,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AP GAMING HOLDCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Successor	Predecessor
	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Cash flows from operating activities
Net loss	$(19,403)	$(18,493)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,145	21,543
Accretion of contract rights under development agreements and customer agreements	15	2,968
Amortization of deferred loan costs and discount	920	1,864
Provision for bad debts	(276)	(174)
Payment in kind for interest on development loans	—	(426)
Imputed interest income	(26)	(78)
Loss on disposition of assets	1,256	775
Impairment of prepaid royalties	307	—
Impairment of long lived assets	127	3,364
Impairment of intangible assets	1,321	1,420
Phantom unit plan compensation	—	463
Provision for deferred income tax	1,809	—
Non-cash contract rights under development agreements	—	(153)
Changes in assets and liabilities that relate to operations:
Decrease in restricted cash	—	100
Decrease in trade accounts receivable and notes receivable	248	951
Decrease in inventories, net	600	668
(Increase) decrease in prepaid expenses	(952)	173
Decrease (increase) in deposits and other	1,063	(688)
Increase in other assets, non-current	(870)	(688)
Increase in accounts payable and accrued liabilities	1,522	347
Decrease in due to related party	—	(66)
Increase (decrease) in accrued interest	397	(14)
Increase in customer deposits on gaming machine leases	22	—
Decrease in phantom unit-plan liability	(22)	(422)
Net cash provided by operating activities	13,203	13,434
Cash flows from investing activities
Cash paid for C2 Gaming acquisition	(11,000)	—
Advances under notes receivable	—	(1,460)
Collections under notes receivable	59	1,062
Increase in interest receivable	—	(787)
Increase in Canadian tax receivable	(141)	(718)
Purchase of intangible assets	(7,485)	(2,451)
Software development and other	(4,305)	(3,560)
Proceeds from disposition of assets	409	171
Purchases of gaming equipment, vehicles and other equipment	(7,396)	(10,555)
Net cash used in investing activities	(29,859)	(18,298)
Cash flows from financing activities
Payments under notes payable	—	(370)
Borrowings under bank credit facility	—	7,500
Borrowings under the revolving facility	10,000	—
Payments on debt	(1,423)	—
Proceeds from employees in advance of common stock issuance	1,969	—
Payment of deferred loan costs	(73)	(342)
Net cash provided by financing activities	10,473	6,788
Effect of exchange rates on cash and cash equivalents	269	152
(Decrease) increase in cash and cash equivalents	(5,914)	2,076
Cash and cash equivalents, beginning of period	21,742	6,545
Cash and cash equivalents, end of period	$15,828	$8,621

Supplemental cash flow information:
Cash paid during the period for interest	$11,381	$11,291
Non-cash investing and financing activities:
Capital expenditures funded by settlement of customer receivable	$—	$844
Lease incentive intangible related to discounted notes receivable	$—	$156
Financed purchase of equipment	$2,717	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. ORGANIZATION AND BUSINESS
Organization
AP Gaming Holdco, Inc. (the “Company,” “AP Gaming,” “we,” “us,” or “our”) is a leading designer and manufacturer of Class II gaming machines for the Native American gaming market with an emerging presence in a broad range of commercial markets in the United States. As of September 30, 2014, the Company had 8,888 gaming machines in 222 gaming facilities in 19 U.S. states, with 175 gaming facilities under revenue sharing agreements and 47 facilities under daily fixed fee agreements. The majority of our systems are used by Native American gaming operators in both Class II and Class III environments, with a recent expansion into the Illinois video gaming terminal, or VGT, market. Our products include electronic gaming machines, server-based systems and back-office systems that are used by casinos and other gaming locations.
In the third quarter 2014, the Company began manufacturing and developing table games products through the acquisitions of Casino War Blackjack, Inc. (“War Blackjack”) and other intellectual property related to table games products. As of September 30, 2014, the Company had 102 table game units under monthly fixed fee arrangements.
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
Table Games
On July 1, 2014, a wholly owned subsidiary of the Company entered into an agreement to purchase 100% of the equity of War Blackjack for approximately $1.3 million in cash, subject to terms outlined in the Stock Purchase Agreement, dated July 1, 2014 (“War Blackjack Acquisition Agreement”). The acquisition closed on July 18, 2014 and was funded by available cash on hand. War Blackjack is an innovative manufacturer and developer of table and electronic games based in Las Vegas, Nevada.
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
The Company had a call option to repurchase the equity of AP Gaming NV, upon receipt of all regulatory approvals. In July 2014, the Company received regulatory approvals and exercised the call option and repurchased 100% of the equity of AP Gaming NV. The exercise of this call option had no impact on the condensed consolidated financial statements of the Company.
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
Revenue Recognition
Gaming Revenue
Gaming revenue is of a recurring nature and is generated by providing customers with gaming terminals, gaming terminal content licenses and back-office equipment, which are collectively referred to as gaming equipment, under participation arrangements. These participation arrangements are accounted for as operating leases pursuant to ASC 840, Leases. These arrangements are considered to be leases, as the agreements convey the right to use the equipment (i.e. gaming machines and related integral software) for a stated period of time. Under these arrangements, the Company retains ownership of the gaming equipment installed at customer facilities, and receives either revenue based on a percentage of the win per day generated by the gaming equipment or a daily fee. The majority of the Company’s leases require the Company to provide maintenance throughout the entire term of the lease. In some cases, a performance guarantee exists that, if not met, requires the Company to replace or remove the gaming machines from the customer’s floor. Whether contractually required or not, the Company develops and provides new gaming titles throughout the life of the lease. Certain arrangements require a portion of the facilities’ win per day to be set aside to be used to fund facility-specific marketing, advertising, promotions and service. These amounts are offset against revenue. Gaming revenue is also derived from the licensing of table games content and is earned and recognized on a fixed monthly rate.
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
Notes Receivable and Development Agreements
The Company enters into development agreements to provide financing for new tribal gaming facilities, or for the expansion of existing facilities. The agreements generally come in two forms. The first is in the form of a loan. Interest income is recognized on the repayment of the notes based on the stated rate or, if not stated explicitly in the development agreement, on an imputed interest rate. If the stated interest rate is deemed to be other than a market rate or zero, a discount is recorded on the note receivable as a result of the difference between the stated and market rate and a corresponding intangible is recorded. The intangible is recognized in the financial statements as a contract right under development agreement and amortized as a reduction in revenue over the term of the agreement. The second is in the form of an advance that is not expected to be repaid. These advances are accounted for as customer rights and amortized over the term of the agreement as a reduction in revenue. In both scenarios, the customer commits to a fixed number of gaming terminal placements in the facility, and the Company receives a fixed percentage of those gaming terminals’ win per day over the term of the agreement or a daily fee per gaming terminal. Certain agreements contain performance standards for the gaming terminals that could allow the facility to reduce a portion of the guaranteed floor space. In the event a portion of the guaranteed floor space is reduced, the Company would reduce the associated intangible asset. Interest income related to notes receivable is recorded as interest income in the accompanying condensed consolidated statement of operations and comprehensive loss.

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
The Company accrues interest, if applicable, on its notes receivables per the terms of the agreement. Interest is not accrued on past due notes receivable, or individual amounts that the Company has determined and specifically identified as not collectible. The Company will resume accruing interest to the extent payments are being received and collectability is determined to be highly probable.
The Company assesses the impairment of notes whenever events or changes in circumstances indicate the carry value may not be realized. Impairment is measured based on the present value of the expected future cash flows and is recorded as bad debt expense in the period of assessment. Pursuant to the Acquisition Agreement, notes receivable were retained by AGS Holdings on the Closing Date and accordingly, the Company had no allowance for notes receivable as of December 31, 2013. Additionally, the Company had no allowance for notes receivable as of September 30, 2014. The activity related to the allowance for notes receivable for the three and nine months ended September 30, 2013 is as follows (in thousands):

	Predecessor
	Allowance for Notes Receivables three months ended September 30, 2013
	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Ending Balance Individually Evaluated For Impairment	Ending Balance Collectively Evaluated For Impairment
Notes receivable, current	$—	$—	$—	$—	$—	$—	$—
Notes receivable, non-current	443	(419)	—	—	24	24	—
	$443	$(419)	$—	$—	$24	$24	$—

	Predecessor
	Allowance for Notes Receivables nine months ended September 30, 2013
	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Ending Balance Individually Evaluated For Impairment	Ending Balance Collectively Evaluated For Impairment
Notes receivable, current	$—	$—	$—	$—	$—	$—	$—
Notes receivable, non-current	447	(419)	—	(4)	24	24	—
	$447	$(419)	$—	$(4)	$24	$24	$—
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
Gaming Equipment, Vehicles and Other Equipment
The cost of gaming equipment, consisting of fixed-base player terminals, file servers and other support equipment as well as vehicles and other equipment, is depreciated over their estimated useful lives, using the straight-line method for financial reporting. Repairs and maintenance costs are expensed as incurred. The Company routinely evaluates the estimated lives used to depreciate assets. The estimated useful lives are as follows:

Gaming equipment deployed	3 to 6 years
Vehicles and other equipment	3 to 7 years

The Company measures recoverability of assets to be held and used by comparing the carrying amount of an asset to future cash flows expected to be generated by the asset. The Company’s policy is to impair, when necessary, excess or obsolete gaming terminals on hand that it does not expect to be used. Impairment is based upon several factors, including estimated forecast of gaming terminal demand for placement into casinos. While the Company believes that the estimates and assumptions used in evaluating the carrying amount of these assets are reasonable, different assumptions could affect either the carrying amount or the estimated useful lives of the assets, which could have a significant impact on the results of operations and financial condition. The Company recognized an impairment charge for obsolete gaming terminals for the three and nine months ended September 30, 2014 of $0 and $0.1 million, respectively. The Predecessor recognized an impairment charge for obsolete gaming terminals for each of the three and nine months ended September 30, 2013 of $3.4 million.
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
Impairment of the definite-lived intangible assets is reviewed at a minimum once a quarter. When the estimated undiscounted cash flows are not sufficient to recover the intangible assets’ carrying amount, an impairment loss is measured to the extent the fair value of the asset is less than its carrying amount.
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
During the quarter ended September 30, 2014, the Company voluntarily changed the date of its annual goodwill and other indefinite-lived intangible asset impairment testing from the last day of the third quarter (September 30) to the first day of the fourth quarter (October 1). This voluntary change is preferable as it provides the Company with additional time to complete its annual goodwill and indefinite-lived intangible asset impairment testing in advance of reporting the results of such testing with the SEC. The voluntary change in accounting principle related to the annual testing day will not delay, accelerate or avoid an impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require the application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively.
Goodwill is reviewed for possible impairment annually on October 1 of each year or more frequently whenever events or changes in circumstances indicate that the carrying value may not be recoverable, such as a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, or a loss of key personnel. In connection with the Acquisition, the Company recorded $63.9 million of goodwill. The Company recorded an additional $12.4 million of goodwill related to the acquisition of C2 Gaming.
Deferred Loan Costs
Deferred loan costs consist of various debt issuance costs and are being amortized on the effective-interest method over the life of the related loans. The Company recognized amortization expense related to loan costs of $0.2 million and $0.3 million for the three months ended September 30, 2014 and 2013, respectively, and $0.6 million and $1.0 million for the nine months ended September 30, 2014 and 2013, respectively, which was included in interest expense in the accompanying condensed consolidated statements of operations and comprehensive loss.
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
Fair Value of Financial Instruments
The Company applies the provisions of ASC 820, “Fair Value Measurements” (ASC 820) to its financial assets and liabilities. Fair value is defined as a market-based measurement intended to estimate the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. ASC 820 also established a fair value hierarchy, which requires an entity to maximize the use of observable inputs when measuring fair value. These inputs are categorized as follows:

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
The carrying values of the Company’s cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short term maturities of these instruments. The fair value of our long-term debt is based on the quoted market prices for similar issues (Level 2 inputs). The estimated fair value of our long-term debt as of September 30, 2014 was $155.4 million.
Research and Development
The Company conducts research and development activities primarily to develop new gaming platforms and gaming content. These research and development costs consist primarily of salaries and benefits and are expensed as incurred. Once the technological feasibility of a project has been established, capitalization of development costs begins until the product is available for general release. Research and development expenses were $0.3 million and $0.4 million for the three months ended September 30, 2014 and 2013, respectively, and $1.3 million and $1.4 million for the nine months ended September 30, 2014 and 2013, respectively, and is included as a component of general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss.
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
In August 2014, the FASB issued an accounting standards update that requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Substantial doubt about an entity's ability to continue as a going concern exists when relevant conditions and events, consolidated in the aggregate, indicate that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Currently, there is no guidance in U.S. GAAP for management's responsibility to perform an evaluation. Under the update, management's evaluation is to be performed when preparing financial statements for each annual and interim reporting period and based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The Company will adopt this standard effective January 1, 2017. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements.
Immaterial error correction
In June 2014, the Company determined that costs to install and deliver leased gaming machines were being capitalized and incorrectly depreciated over the useful life of the machine rather than capitalized as initial direct costs and amortized over the term of the lease and that gaming machines associated with our gaming equipment leases in Illinois should have been depreciated over 6 years as compared to 5 years. The Company recorded adjustments for the cumulative effect of the correction for the Successor Period in June 2014 (see Note 6). Accordingly, in the nine months ended September 30, 2013, the Company increased gaming operating expenses by $0.7 million and decreased depreciation expense by $0.2 million to conform the Predecessor financial statements to the current year presentation.
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

An allocation of the purchase price has been made to major categories of assets and liabilities based on management’s estimates. The allocation of the purchase price to the estimated fair values of the assets acquired and the liabilities assumed was as follows (in thousands):

At December 20, 2013
Currents assets	$17,858
Gaming equipment, vehicles and other equipment, net	46,734
Goodwill	63,873
Intangible assets	97,512
Other long-term assets	1,616
Total assets	227,593
Total liabilities	7,102
Total equity purchase price	$220,491
Our estimates of the fair values of depreciable tangible assets are as follows (in thousands):

	Fair values at December 20, 2013	Average remaining useful life (in years)
Gaming equipment, vehicles and other	$46,734	1 - 5
Our estimates of the fair values of identifiable intangible assets are as follows (in thousands):

	Fair values at December 20, 2013	Average remaining useful life (in years)
Trade name - “American Gaming Systems”	$12,126	Indefinite
Trade name - “Gambler’s Choice”	809	7
Customer agreements and relationships	60,112	7
Third party licenses	11,520	3 - 5
Internally developed gaming software	10,872	1 - 5
Purchased software	2,073	1 - 5
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
As a result of the Acquisition, the Company recorded goodwill of $63.9 million at September 30, 2014, which is deductible for tax purposes, primarily attributed to enhanced financial scale, opportunities for synergies and opportunities with other Apollo related companies and other strategic benefits.

The following table presents the unaudited pro forma results as if the Acquisition had occurred at the beginning of the respective periods presented (in thousands, except per share data):

	Three months ended September 30, 2013	Nine months ended September 30, 2013

Revenues	$14,761	$45,938
Loss from operations	(13,581)	(13,906)
Net loss	(35,586)	(40,663)
Basic and diluted loss per share common share	(3.56)	(4.07)
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
The acquisition was accounted for as a business combination using the acquisition method of accounting, whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair market values. Fair value measurements have been applied based on assumptions that market participants would use in the pricing of the assets or liabilities. The significant items for which a final fair value has not been determined as of the filing of this Quarterly Report on Form 10-Q include the working capital adjustment, gaming equipment, vehicles and other, and intangible assets.
A preliminary allocation of the purchase price has been made to major categories of assets and liabilities based on management’s estimates. The preliminary allocation of the purchase price to the estimated fair values of the assets acquired and the liabilities assumed was as follows (in thousands):

At May 6, 2014
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
As a result of the acquisition, the Company recorded goodwill of $12.4 million at September 30, 2014, which is deductible for tax purposes, primarily attributed to enhanced financial scale, expanded video slot platforms and other strategic benefits. Some of the values and amounts used in the initial application of purchase accounting for our consolidated balance sheet were based on estimates and assumptions.
NOTE 4. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the changes by component, net of tax, in accumulated other comprehensive income (loss) of the Company (in thousands):

	Foreign currency translation	Accumulated other comprehensive income (loss)
December 31, 2013	$(1)	$(1)
Current period other comprehensive gain	228	228
September 30, 2014	$227	$227
NOTE 5. CONTRACT RIGHTS UNDER DEVELOPMENT AGREEMENTS AND CUSTOMER AGREEMENTS
The Company enters into development agreements and placement fee agreements with certain customers to secure floor space under lease agreements for its gaming machines. Amounts paid in connection with the development agreements are repaid to the Company in accordance with the terms of the agreement, whereas placements fees are not reimbursed. Placement fees can be in the form of cash paid upfront or free lease periods and are accreted over the life of the contract and the expense is recorded as a reduction of revenue. For the three months ended September 30, 2014 and 2013, $6,000 and $1.0 million, respectively, and for the nine months ended September 30, 2014 and 2013, $15,000 and $3.0 million, respectively, were recorded as a reduction of revenue as accretion of contract rights under development agreements and customer agreements.
In connection with the Acquisition, the contract rights under development agreements and customer agreements that existed at December 20, 2013 were ascribed no value and a new intangible asset related to “Customer agreements and relationships as a result of purchase accounting related to the Acquisition” was established (see Note 7). Amortization of the fair value of this asset will be recorded in depreciation and amortization expense in the condensed consolidated statements of operations and comprehensive loss.

NOTE 6. GAMING EQUIPMENT, VEHICLES AND OTHER EQUIPMENT
Gaming equipment, vehicles and other equipment consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Gaming equipment	$50,664	$44,212
Vehicles and other equipment	6,477	5,770
Less: Accumulated depreciation	(12,975)	(477)
Total gaming equipment, vehicles and other equipment, net	$44,166	$49,505
The above amounts, as of September 30, 2014 and December 31, 2013, include net fair value adjustments recorded as part of purchase accounting that increased the aggregate carrying value of property and equipment as of the Closing Date (see Note 3).
Gaming equipment, vehicles and other equipment are depreciated over the respective useful lives of the assets ranging from three to seven years. Depreciation expense was $4.7 million and $3.4 million for the three months ended September 30, 2014 and 2013, respectively. Depreciation expense was $12.9 million and $11.5 million for the nine months ended September 30, 2014 and 2013, respectively.
Immaterial Error Correction
The Company determined that costs to install and deliver leased gaming machines were being capitalized and incorrectly depreciated over the useful life of the machine rather than capitalized as initial direct costs and amortized over the term of the lease in accordance with ASC 840-20-35-2. Additionally, the Company determined the gaming machines associated with our gaming equipment leases in Illinois should have been depreciated over 6 years as compared to 5 years given this period represents the estimated term of leases in Illinois and the fact that this represents the useful life in this jurisdiction. Based on the analysis performed, the estimated fair value of gaming equipment, vehicles and other equipment acquired in the Acquisition was overstated by $2.0 million. The Company reduced gaming equipment, vehicles and other equipment by $2.0 million with a corresponding increase to goodwill in the second quarter of 2014. Additionally, for activity subsequent to the Acquisition, the cumulative effect of the analysis performed resulted in a decrease of $2.0 million to gaming equipment, an increase of $0.2 million and $0.4 million to deposits and other and other assets, respectively, and a reduction of $0.3 million in depreciation expense related to the period from the Acquisition date to the second quarter of 2014. We have performed an evaluation to determine if the financial statement impact resulting from these errors in accounting were material, considering both quantitative and qualitative factors. Based on this materiality analysis, we concluded that correcting the cumulative error would be immaterial to the current year financial statements and a correction of the errors, individually and in the aggregate, would not have a material impact to any individual prior post Acquisition period financial statements. Accordingly, we recorded the entire cumulative reduction to depreciation expense of $0.3 million ($0.03 per share) in the consolidated statements of operations and comprehensive loss for the three months ended June 30, 2014. The Company has accounted for installation and delivery costs for the quarter ended September 30, 2014, in accordance with ASC 840-20-35-2 and have continued to depreciate gaming equipment in Illinois over 6 years. Additionally, to conform the Predecessor financial statements to the current year presentation, the Company recorded adjustments in the nine months ended September 30, 2013 (see Note 2).

NOTE 7. GOODWILL AND INTANGIBLES
Changes in the carrying amount of goodwill are as follows (in thousands):

	September 30, 2014			December 31, 2013
	Gross Carrying amount	Accumulated Impairment	Net Carrying Value	Gross Carrying amount	Accumulated Impairment	Net Carrying Value
Goodwill	$76,316	$—	$76,316	$60,384	$—	$60,384
Intangible assets consist of the following (in thousands):

		September 30, 2014			December 31, 2013
	Useful life (years)	Gross Value	Accumulated Amortization	Net Carrying Value	Gross Value	Accumulated Amortization	Net Carrying Value
Trade name - “American Gaming Systems”	Indefinite	$12,126	$—	$12,126	$12,126	$—	$12,126
Trade name - “Gambler’s Choice”	7	809	(90)	719	809	(3)	806
Customer agreements and relationships as a result of purchase accounting in connection with the Acquisition	7	60,112	(6,695)	53,417	60,112	(254)	59,858
Customer agreements and relationships as a result of the C2 Gaming acquisition	7	5,201	(299)	4,902	—	—	—
Customer agreements	1 - 7	407	(20)	387	—	—	—
Covenants not to compete	3	10	—	10	—	—	—
Third party licenses	3 - 5	11,520	(1,845)	9,675	11,520	(70)	11,450
Internally developed gaming software	1 - 5	13,740	(2,577)	11,163	12,474	(108)	12,366
Acquired intellectual property	10 - 20	5,993	(12)	5,981	—	—	—
Purchased software	1 - 5	7,205	(896)	6,309	2,076	(18)	2,058
		$117,123	$(12,434)	$104,689	$99,117	$(453)	$98,664

The above amounts as of September 30, 2014 and December 31, 2013, include net fair value adjustments recorded as part of purchase accounting that increased the aggregate carrying value of intangible assets and resulted in the recognition of $60.4 million in goodwill as of the Closing Date that was further adjusted to $63.9 million as of September 30, 2014 (see Note 3).
The Company recognized an additional $12.4 million in goodwill as a result of the acquisition of C2 Gaming.
Upon the application of purchase accounting, on the Closing Date, the Company recognized $12.1 million in an indefinite life trade name related to the “American Gaming Systems” trade name and $0.8 million in a trade name related to the “Gambler’s Choice” trade name with an estimated useful life of 7 years. Additionally, the Company recorded $60.1 million in customer agreements and relationships on the Closing Date as a result of the valuation. The Company reviewed the terms of the agreements and the historical relationship with their existing customers and determined an estimated useful life of 7 years.
Upon the application of purchase accounting, in connection with the acquisition of C2 Gaming, the Company recognized $5.2 million in customer relationships and $4.3 million in purchased software on May 6, 2014.
The Company accounted for the acquisition of Casino War Blackjack as an asset acquisition, where the acquired assets are measured by allocating the cost of the acquisition on a relative fair value basis. The cost of the acquisition was allocated to intellectual property owned by Casino War Blackjack. In addition to the acquisition of Casino War Blackjack, during the three and nine months ended September 30, 2014, the Company acquired intellectual property related to several table games patents, including $3.8 million paid to In Bet, LLC. The total acquired intellectual property for the three and nine months ended September 30, 2014 was $6.0 million.
Intangibles are amortized over the respective estimated useful lives of the assets ranging from one to fifteen years. Amortization expense related to intangibles, inclusive of accretion of contract rights under development agreements and customer agreements, was $4.3 million and $4.3 million for the three months ended September 30, 2014 and 2013, respectively, and $12.2 million and $13.2 million for the nine months ended September 30, 2014 and 2013, respectively. Included in depreciation and amortization expense is amortization of internally developed software of $0.9 million and $0.9 million for the three months ended September 30, 2014 and 2013, respectively and $2.7 million and $2.6 million for the nine months ended September 30, 2014 and 2013, respectively.
Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the three and nine months ended September 30, 2013, the Company recognized an impairment charge of $1.4 million, primarily related to a lease incentive paid to a customer that operates and services slot routes in Illinois. For the three and nine months ended September 30, 2014, the Company recognized an impairment charge of $1.3 million, primarily related to the retirement of internally developed gaming titles.
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
Pursuant to the Acquisition Agreement the Canadian payroll tax receivable balance, on the Closing Date, was retained by AGS Holdings. The Company has recognized a Canadian payroll tax receivable related to the OIDMTC of $0.2 million and $23,000 as of September 30, 2014 and December 31, 2013, respectively.
NOTE 9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Trade accounts payable	$1,577	$2,005
Salary and payroll tax accrual	3,295	1,660
Accrued commission	287	318
C2 Gaming one-year payout (see Note 3)	9,000	—
C2 Gaming contingent consideration (see Note 3)	3,000	—
Proceeds from employees in advance of common stock issuance (see Note 11)	1,969	—
Accrued other	3,138	2,264
Total accounts payable and accrued liabilities	$22,266	$6,247

NOTE 10. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	September 30, 2014	December 31, 2013
$155 million Term Facility, interest above LIBOR or base rate (9.25% at September 30, 2014), net of unamortized discount of $4.3 and $4.6 million at September 30, 2014 and December 31, 2013, respectively.	$149,568	$150,364
$25 million Revolving Facility, interest above LIBOR or base rate (8.49% at September 30, 2014).	10,000	—
Equipment long-term note payable	2,456	—
Seller notes	5,761	5,531
Total debt	167,785	155,895
Less—Amounts due within one year	(2,478)	(1,550)
Long-term debt	$165,307	$154,345
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
The proceeds of the Term Facility were used by the Borrower, together with the proceeds of the equity contribution and other sources of funds, to pay the consideration for the Acquisition, to refinance the Company’s existing credit facilities and to pay the costs and expenses of the Acquisition and other related transactions. The proceeds of the Revolving Facility will be used by the Borrower from time to time for general corporate purposes and other purposes agreed to with the lenders. In May 2014, the Company drew $10.0 million on the Revolving Facility, the proceeds of which were used to partially finance the acquisition of C2 Gaming.
The Term Facility will mature on the seventh anniversary of the Closing Date, and the Revolving Facility will mature on the fifth anniversary of the Closing Date. The Term Facility requires scheduled quarterly payments in amounts equal to 0.25% of the original aggregate principal amount of the term loans, with the balance due at maturity. Borrowings under the Term Facility bear interest at a rate equal to, at the Borrower’s option, either LIBOR or the base rate, subject to an interest rate floor plus an applicable margin rate. Borrowings under the Revolving Facility bear interest at a rate equal to, at the Borrower’s option, either LIBOR or the base rate plus an applicable margin rate. In addition, on a quarterly basis, the Borrower is required to pay each lender under the Revolving Facility a commitment fee in respect of any unused commitments thereunder at a rate of 0.50% per annum. As of September 30, 2014, $10.0 million was outstanding under the Revolving Facility.
The Senior Secured Credit Facilities are guaranteed by AP Gaming Holdings, the Borrower’s material, wholly owned domestic subsidiaries (subject to certain exceptions), and are secured by a pledge by AP Gaming Holdings of the Borrower’s equity interest directly held by AP Gaming Holdings and a pledge of substantially all of the existing and future property and assets of the Borrower and the subsidiary guarantors, subject to certain exceptions. The Senior Secured Credit Facilities require that the Borrower maintain a maximum net first lien leverage ratio set at a maximum of 5.5 to 1 beginning with the first quarter ending June 30, 2014. The Senior Secured Credit Facilities contain limitations on additional indebtedness, guarantees, incurrence of liens, investments and distributions, as defined. The Senior Secured Credit Facilities also contain customary events of default included in similar financing transactions, including, among others, failure to make payments when due, default under other material indebtedness, breach of covenants, breach of representations and warranties, involuntary or voluntary bankruptcy, and material judgments. The Company was in compliance with the covenants of the Senior Secured Credit Facilities at September 30, 2014.
In connection with the Acquisition, the Company issued two promissory notes (the “Seller Notes”) to AGS Holdings, LLC, in the amounts of $2.2 million and $3.3 million, to satisfy the conditions set forth in the Acquisition Agreement. At September 30, 2014, notes payable related to the Seller Notes totaled $5.8 million, which included $0.3 million in capitalized interest. The Seller Notes accrue interest on the unpaid principal balance at 8.5% per annum and shall be payable in United States dollars semi-annually in arrears on June 30 and December 31 (and on the Maturity Date), commencing on June 30, 2014. Any interest accrued and payable on any interest payment date will be paid by capitalizing such interest and adding it to (and thereby increasing) the outstanding principal amount of this Seller Notes. All principal under the Seller Notes are due and payable on June 18, 2021 (the “Maturity Date”). The Company may prepay from time to time all or any portion of the outstanding principal balance due under the Seller Notes.
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
NOTE 11. STOCKHOLDERS’ EQUITY
Common Stock
The Company is authorized to issue up to 30,000,100 shares of its common stock, $0.01 par value per share, of which 10,000,100 shares were issued and outstanding as of September 30, 2014. After the Acquisition, the Company restructured its common stock into two classes: class A voting common stock (“Class A Shares”) and class B non-voting common stock (“Class B Shares”), with Apollo Gaming Holdings, L.P. holding 10,000,000 Class A Shares. On April 28, 2014, upon receipt of all required governmental regulatory approvals, Apollo Gaming Holdings, L.P. exchanged its 10,000,000 Class A Shares for 10,000,000 Class B Shares, and the Company issued 100 Class A Shares to AP Gaming VoteCo, LLC. The holders of the Class A Shares are entitled to one vote per share on all matters to be voted on by the stockholders of the Company. The holders of the Class A Shares have no economic rights or privileges, including rights in liquidation, and have no right to receive dividends or any other distributions. The holders of the Class B Shares have no right to vote on any matter to be voted on by the stockholders of the Company. Each holder of Class B Shares is entitled to share equally, share for share, dividends declared, as well as any distributions to the stockholders, and in the event of the Company’s liquidation, dissolution or winding up, is entitled to share ratably in any remaining assets after payment of or provision for liabilities and the liquidation on preferred stock, if any.
On April 28, 2014, the Company issued 20,000 Class B Shares to its President and Chief Executive Officer for $0.2 million, which shares were subsequently repurchased by the Company on August 7, 2014. On August 8, 2014, the Company entered into subscription agreements to issue 196,875 Class B Shares to certain employees, which shares will be issued upon the Company obtaining approval for such issuance from the Nevada Gaming Commission. This issuance qualifies as shares issued to a “Management Holder” as defined in the Securityholders Agreement dated April 28, 2014 (the “Securityholders Agreement”). Class B Shares that are held by a Management Holder are subject to repurchase rights (the “Repurchase Rights”), as outlined in Section 6 of the Securityholders Agreement, that are contingent on the Management Holder’s termination. The Repurchase Rights enable the Company to recover the Class B Shares issued to Management Holders without transferring any appreciation of the fair value of the stock to the Management Holder upon certain terminations of the Management Holder’s employment prior to a “Qualified Public Offering”, as defined in the Securityholders Agreement. If a Management Holder’s employment is terminated by the Company prior to the consummation of a Qualified Public Offering for “Cause”, as defined in the Securityholders Agreement, or is terminated by such Management Holder without “Good Reason”, as defined in the Securityholders Agreement, then the Company shall have the right to repurchase all or any portion of the Class B Shares held by such Management Holder for the lessor of original cost and fair market value. If a Management Holder’s employment is terminated by the Company prior to the consummation of a Qualified Public Offering other than as described above and in the Securityholders Agreement, then the Company shall have the right to repurchase all or any portion of the Class B Shares held by such Management Holder for fair market value. The Qualified Public Offering represents a substantive performance condition that must be met for the Management Holder to benefit from the ownership of the shares. As a result, in accordance with ASC 718, shares issued to Management Holders are not considered issued for accounting purposes until such time that the performance condition is met.
As of September 30, 2014, the Company received $2.0 million in cash from certain members of management as deposits for the purchase of Class B Shares. The Class B Shares will not be issued until receipt of regulatory approvals for their issuance, which is expected to occur in the first quarter of 2015. As of September 30, 2014, these payments were classified with the accounts payable and accrued expenses on the condensed consolidated balance sheet.
Preferred Stock
The Company is authorized to issue up to 100,000 shares of preferred stock, $0.01 par value per share, of which none were issued as of September 30, 2014. The Board of Directors is expressly authorized to provide for the issuance of all or any shares of the preferred stock in one or more classes or series, to fix the number of shares constituting such series, and to increase or decrease the number of shares of any such series (but not below the number of shares thereof then outstanding) and to fix for each such class or series such voting powers, full or limited, or no voting powers, and such distinctive designations, powers, preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions adopted by a majority of the entire Board providing for the issuance of such class or series including, without limitation, the authority to provide that any such class or series may be (a) subject to redemption at such time or times and at such price or prices, (b) entitled to receive dividends (which may be cumulative or noncumulative) at such rates, on such conditions, and at such times, and payable in preference to, or in such relation to, the dividends payable on any other class or classes or any other series, (c) entitled to such rights upon the dissolution of, or upon any distribution of the assets of, the Company, or (d) convertible into, or exchangeable for, shares of any other class or classes of stock, or of any other series of the same or any other class or classes of stock, of the Company at such price or prices or at such rates of exchange and with such adjustments, all as may be stated in such resolution or resolutions. Notwithstanding the foregoing, the rights of each holder of the preferred stock shall be subject at all times to compliance with all gaming and other statutes, laws, rules and regulations applicable to the Company and such holder at that time.
NOTE 12. RELATED PARTY TRANSACTIONS
During 2010, the Predecessor entered into a separate exclusive distributor agreement with Game Ingenuity (in which a related party is a principal) to place or sell games developed utilizing Game Ingenuity intellectual property into all markets where the Company is licensed or will be licensed within one year from the placement of the first game, or as otherwise mutually agreed between the parties. During the three months ended September 30, 2014 and 2013, the Company incurred approximately $62,000 and $11,000, respectively, in expenses as part of this agreement. During the nine months ended September 30, 2014 and 2013, the Company incurred approximately $152,000 and $38,000, respectively, in expenses as part of this agreement.
For the three and nine months ended September 30, 2013, the Predecessor paid Alpine Management Services, III LLC $0.1 million and $0.2 million, respectively, for consulting services.
In July 2014, the Company entered into an intellectual property purchase agreement to purchase intellectual property developed by an employee of the Company. The Company pays royalties to the employee based on revenue generated from games developed by the employee. For the three and nine months ended September 30, 2014, the Company incurred $194 in expense as part of the agreement.
NOTE 13. WRITE DOWNS AND OTHER CHARGES
The condensed consolidated statements of operation and comprehensive loss include various non-routine transactions or related party consulting fees. During the three and nine months ended September 30, 2014, the Company recognized approximately $48,000 and $0.7 million, respectively, in write-downs and other charges related to impairment of prepaid royalties and fees related to the acquisition of C2 Gaming. During the three and nine months ended September 30, 2013, the Company recognized $0.1 million and $0.2 million, respectively, in write downs and other charges primarily for consulting fees paid to a related party.
NOTE 14. BASIC AND DILUTED LOSS PER SHARE
The Company computes net loss per share in accordance with accounting guidance that requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the condensed consolidated statement of operations and comprehensive loss. Basic EPS is computed by dividing net loss for the period by the weighted average number of shares outstanding during the period. Basic EPS excludes Class B Shares issued to Management Holders until the performance condition or termination event is considered probable (see Note 11). Class B Shares issued to Management Holders will be included in the calculation of Diluted EPS using the treasury stock method. Diluted EPS is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period, increased by potentially dilutive common shares that were outstanding during the period. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. Potentially dilutive common shares include stock options and restricted stock (see Note 16). There were no potentially dilutive securities for the three and nine months ended September 30, 2013.
Excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2014, are 50,000 restricted shares, as such securities were anti-dilutive.

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
The Company has established a 401(k) defined contribution plan (the “401(k) Plan”) for its employees. The 401(k) Plan allows employees to contribute up to 15% of their pretax earnings, and the Company may match a percentage of the contributions on a discretionary basis. The expense associated with the 401(k) Plan for the three months ended September 30, 2014 and 2013 was approximately $81,000 and $61,000, respectively. The expense associated with the 401(k) Plan for the nine months ended September 30, 2014 and 2013 was approximately $229,000 and $190,000, respectively.
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
On April 28, 2014, in connection with the approval of the LTIP, the President and Chief Executive Officer of the Company acquired (i) 20,000 Class B Shares (as described above), (ii) an aggregate of 50,000 restricted shares of Class B Shares, which vest in five equal installments on each of the first five anniversaries of the grant date of such restricted shares, subject to partial acceleration upon the occurrence of certain terminations of employment, (iii) a fully vested option to purchase 30,000 Class B Shares under the LTIP and (iv) an option to purchase 225,000 Class B Shares under the LTIP, which option will vest as described in Note 16. On August 7, 2014, the Company repurchased the 20,000 Class B shares issued to the Chief Executive Officer and on August 8, 2014, the Company entered into subscription agreements with certain employees to issue 196,875 Class B Shares, which shares will be issued upon the Company obtaining approval for such issuance from the Nevada Gaming Commission.
NOTE 16. SHARE-BASED COMPENSATION
Stock Options
During each of the three and nine months ended September 30, 2014, the Company granted stock awards to eligible participants under the LTIP. The stock awards include options to purchase the Company’s Class B Shares. These stock options include a combination of service and market conditions, as further described below. In addition, these stock options include a performance vesting condition, a Qualified Public Offering (see Note 11), which is not considered to be probable as of September 30, 2014. As a result, no share-based compensation expense for stock options was recognized in the three and nine months ended September 30, 2014 and none will be recognized for these stock awards until the performance condition is considered to be probable. When the performance condition is considered probable, the stock awards will vest in accordance with the underlying service and market conditions.
The terms of the options granted in each of the three and nine months ended September 30, 2014 are further described below:
On April 28, 2014, the Company granted fully vested stock options to purchase 30,000 Class B Shares of with an exercise price of $10 per share. The options expire on the second anniversary of the grant date.
The Company granted stock options to purchase 225,000 and 321,250 Class B Shares on April 28, 2014 and August 8, 2014, respectively, with an exercise price of $10 per share. These stock options were designated as Tranche A options, Tranche B options, and Tranche C options, collectively “the Options”. The Options expire on the tenth anniversary of the grant date.
The 182,082 Tranche A options granted become exercisable in five equal installments on each of the first five anniversaries of the grant date, or immediately upon a change in control, subject to the optionee’s continued employment with the Company through these dates.

The 182,084 Tranche B options granted become exercisable upon the optionee’s continued employment with the Company or its subsidiaries through the first date that the Investor (as defined in the LTIP) achieves an internal rate of return (“Investor IRR”), as defined in the LTIP, equal to or in excess of 20%, subject to a minimum cash-on-cash return of 2.5 times the Investor investment (the “Tranche B Targets”) on or after the date of such an event. In the event of a change in control upon which the Tranche B Targets are achieved, all outstanding unvested Tranche B options will immediately vest.
The 182,084 Tranche C options granted become exercisable upon the optionee’s continued employment with the Company or its subsidiaries through the first date that the Investor achieves an Investor IRR equal to or in excess of 25%, subject to a minimum cash-on-cash return of 3.0 times the Investor investment (the “Tranche C Targets”) on or after the date of such an event. In the event of a change in control upon which the Tranche C Targets are achieved, all outstanding unvested Tranche C options will immediately vest.

The Company calculated the grant date fair value of the fully vested stock options and the Tranche A options using the Black Scholes model, and the Tranche B and Tranche C options using a lattice-based option valuation model. The assumptions used in these calculations are noted in the following table. Expected volatilities are based on implied volatilities from comparable companies. The expected time to liquidity is based on management’s estimate. The risk-free rate is based on the U.S. Treasury yield curve for a term equivalent to the estimated time to liquidity. The expected dividend yield is 0% for all stock awards. The grant date fair value, and related assumptions, of Options granted during the nine months ended September 30, 2014, was as follows:

Tranche	Grant Date	Outstanding	Fair Value (Per Share)	Total Fair Value	Assumptions
Fully vested options	April 28, 2014	30,000	$4.07	$122,021
Risk free interest rate					0.4%
Expected term					2 years
Expected volatility					75.0%

Tranche A Options	April 28, 2014	75,000	$6.53	$489,888
Risk free interest rate					2.2%
Expected term					6.5 years
Expected volatility					70.0%

Tranche B Options	April 28, 2014	75,000	$5.18	$388,514
Risk free interest rate					1.5%
Time to liquidity event					4.5 years
Expected volatility					75.0%
Forward expected volatility rate					55.0%
Forward risk free interest rate					3.6%

Tranche C Options	April 28, 2014	75,000	$4.79	$359,476
Risk free interest rate					1.5%
Time to liquidity event					4.5 years
Expected volatility					75.0%
Forward expected volatility rate					55.0%
Forward risk free interest rate					3.6%

Tranche A Options	August 8, 2014	107,082	$6.51	$697,231
Risk free interest rate					2.0%
Expected term					6.5 years
Expected volatility					70.0%

Tranche B Options	August 8, 2014	107,084	$4.51	$482,803
Risk free interest rate					1.5%
Time to liquidity event					4.5 years
Expected volatility					75.0%
Forward expected volatility rate					55.0%
Forward risk free interest rate					3.2%

Tranche C Options	August 8, 2014	107,084	$4.16	$445,713
Risk free interest rate					1.5%
Time to liquidity event					4.5 years
Expected volatility					75.0%
Forward expected volatility rate					55.0%
Forward risk free interest rate					3.2%
Total		576,250		$2,985,646
No Options were cancelled or forfeited during each of the three and nine months ended September 30, 2014.
Restricted Stock
During the nine months ended September 30, 2014, the Company granted restricted Class B Shares that vest in five equal installments on each of the first five anniversaries of the grant date. This restricted stock includes a service condition and a performance vesting condition (a Qualified Public Offering), which is not considered to be probable of occurring as of September 30, 2014. As a result, no share-based compensation expense was recognized in the three and nine months ended September 30, 2014, and none will be recognized for restricted stock until the performance condition is considered to be probable. When the performance condition is considered probable, the stock awards will vest in accordance with the underlying service condition.
On April 28, 2014, the Company issued 50,000 restricted Class B Shares that vest in five equal installments on each of the first five anniversaries of the grant date. The fair value of the the restricted stock granted on April 28, 2014, was $10 per share of restricted stock.
No restricted stock was cancelled or forfeited during each of the three and nine months ended September 30, 2014.
NOTE 17. RESTRUCTURING
In June 2014, the Company took steps to reduce current and future expenses by reducing staff in our technology and game development division that operated primarily out of our Toronto location. The Las Vegas location now serves as the primary location for our technology and game development division. The Company entered into retention agreements with certain employees that extend through July 2015. During the three and nine months ended September 30, 2014, the Company expensed approximately $37,000 and $0.9 million, respectively, in restructuring costs related to termination benefits and expects to incur an additional $0.5 million related to retention agreements with certain employees.
The following table summarizes the change in our severance accrual for the nine months ended September 30, 2014 (in thousands), which is included in accounts payable and accrued liabilities in the condensed consolidated balance sheets:

	Successor
	December 31, 2013	Charge to expense	Cash paid	Costs settled	September 30, 2014
Accrued severance	$—	$906	$585	$—	$321
NOTE 18. INCOME TAXES
The Company's effective income tax rate for the three months ended September 30, 2014 was 6.8%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended September 30, 2014 was primarily due to valuation allowance considerations and amortization of indefinite lived intangible assets. During the three months ended September 30, 2013, the Predecessor did not record a current provision for state or foreign tax purposes. The Predecessor had experienced cumulative losses from its foreign subsidiary and did not incur current foreign income taxes. The Predecessor was considered a pass-through entity for domestic federal income tax purposes, and therefore income or loss flowed through to the limited liability company members who were taxed in their individual capacities on their distributive shares of partnership taxable income.
The Company's effective income tax rate for the nine months ended September 30, 2014 was 10.8%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the nine months ended September 30, 2014 was primarily due to valuation allowance considerations and amortization of indefinite lived intangible assets. During the nine months ended September 30, 2013, the Predecessor did not record a current provision for state or foreign tax purposes. The Predecessor had experienced cumulative losses from its foreign subsidiary and did not incur current foreign income taxes. The Predecessor was considered a pass-through entity for domestic federal income tax purposes, and therefore income or loss flowed through to the limited liability company members who were taxed in their individual capacities on their distributive shares of partnership taxable income.
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

On October 11, 2011, the Company entered into a licensing agreement with Ripley’s Entertainment to develop casino games based in the “Ripley’s Believe it or Not” brand. The licensing agreement which, guarantees Ripley’s Entertainment $0.6 million in royalties, commenced upon the execution of the agreement and expires on September 30, 2015, subject to one year renewals at the option of the Company. The Company paid a prepaid royalty of $0.2 million upon execution of the agreement and paid an additional $0.2 million in each of October 2012 and October 2014 under the terms of the agreement.
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
On October 5, 2012, the Company entered into a licensing agreement with Freemantle Media North America, Inc. (“Freemantle”) to develop casino games based in the “Family Feud” brand. The licensing agreement which, guarantees Freemantle $0.7 million in royalties, commenced on October 5, 2012 and expires on December 31, 2017 subject to a three year renewal at the option of the Company. The Company paid a prepaid royalty of $0.2 million upon execution of the agreement and advanced an additional $0.2 million in October 2014 under the terms of the agreement.
NOTE 20. SUBSEQUENT EVENTS
In connection with the preparation of its condensed consolidated financial statements as of and for the three months ended September 30, 2014, the Company has evaluated subsequent events through November 14, 2014, to determine whether any of these events required recognition or disclosure in the 2013 financial statements, as required by FASB ASC Topic 855, Subsequent Events.
On October 8, 2014, a wholly owned subsidiary of the Company entered into an agreement to purchase intellectual property owned by Vegas Game Point, LLC, for approximately $0.8 million and a 20% royalty of the Adjusted Gross Revenue, as defined in the Intellectual Property Purchase and Sale Agreement dated as of October 8th, 2014, earned by the Company through the sale, lease, license or other commercial exploitation of the intellectual property. Additionally, in accordance with the agreement, the Company paid an advance royalty payment of $0.6 million.

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
Overview
We are a leading designer and manufacturer of Class II gaming machines for the Native American market, with an emerging presence in a broad range of commercial markets in the United States. As of September 30, 2014, we had 8,888 gaming machines in 19 U.S. states, with 175 gaming facilities under revenue sharing agreements and 47 facilities under fee per day agreements. The majority of our systems are used by Native American gaming operators in both Class II and Class III environments, with a recent expansion into the Illinois video gaming terminal or VGT, market. Our products include electronic gaming machines, server-based systems and back-office systems that are used by casinos and other gaming locations. We currently derive substantially all of our gaming revenues from lease agreements whereby we place gaming machines and systems at a customer’s facility in return for either a share of the revenues that these machines and systems generate or a daily fee, which we collectively refer to as “participation agreements” and as our “participation model.”
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
In the third quarter 2014, the Company began manufacturing and developing table games products through the acquisition of Casino War Blackjack, Inc. (“War Blackjack”) for approximately $1.3 million, and other intellectual property related to table games products. As of September 30, 2014, the Company had 102 table game units under fixed fee arrangements.
Business Strategy
We have invested and expect to continue to invest in new business strategies, products, services and technologies. We intend to pursue the following strategies as part of our overall business strategy:

•
Continue to expand our library of proprietary content. We will continue our focused efforts to develop games, both internally and through partnerships with third parties, tailored to our target markets. Investments in expanding our content have created a new title pipeline of 40 games that we released from January 2013 to September 2014 (29 of which were developed internally), as compared to 28 titles we brought to market from 2002 to 2010 combined. Our proprietary game library grew from nine active titles in 2011 to 87 active titles at the end of 2013.

•
Improve yield on existing customer installed base by managing title mix. We believe that more effective management of the title mix across our domestic installed base of 8,888 participation gaming machines in 222 gaming facilities represents an opportunity to generate incremental earnings growth without requiring growth in our domestic installed base of participation gaming machines. In addition, we expect improved game performance will likely drive incremental gaming machine placements within our customers’ facilities.

•
Develop niche products for expansion into traditional gaming markets. With 1,218 casino facilities in 41 U.S. states as of September 30, 2014, and the replacement cycle on equipment at a cyclical low, we believe the market potential for new games is favorable. We will target the introduction of a small number of niche participation gaming machines to a large number of casinos.

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

•
Continue expansion into Class III markets and increase penetration in Class II markets. We have a foothold of 1,863 Class III recurring revenue placements (excluding Illinois), and we plan to continue expanding in this market. Utilizing new, recently-issued gaming licenses, we expect to begin placing and selling Class III products in five new jurisdictions (Nevada, Mississippi, Louisiana, New Jersey and Connecticut). We also anticipate growing our presence in Class III markets where we currently operate, such as Oklahoma, Florida and California, by placing additional content from our expanding library of games in these states. In addition, we believe that our existing core Class II product offering is among the strongest in the industry today. We expect to continue gaining market share in existing Class II jurisdictions and are focused on penetrating newly licensed jurisdictions.

•
Expansion into the table games market. In the third quarter 2014, we began manufacturing and developing table games products through the acquisitions of War Blackjack and other intellectual property related to table games products. As of September 30, 2014, the Company had 102 table game units under monthly fixed fee arrangements. We plan to continue expanding our table games products through acquisitions and internal development.

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
        Because we conducted no business prior to December 20, 2013, we have presented the results of the Predecessor for the three and nine months ended September 30, 2013 for comparison purposes. The discussion of our results of operations contains a comparison of our results for the three and nine months ended September 30, 2014 and the results for the Predecessor for the three and nine months ended September 30, 2013. The application of accounting guidance related to business combinations did not materially affect the Company’s continuing operations; however, the three and nine months ended September 30, 2013 may yield results that are not fully comparable on a period-by-period basis, particularly with respect to depreciation, amortization, interest income and interest expense.

Results of Operations
The following tables set forth certain selected audited consolidated financial data for the periods indicated (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Consolidated Statements of Operations:
Gaming revenue	$17,494	$13,985	$50,914	$41,957
Gaming revenue—other	—	—	—	799
Equipment sales	1,342	783	2,508	1,226
Total revenues	18,836	14,768	53,422	43,982
Operating expenses
Gaming operating expenses	3,258	2,381	8,274	7,250
Cost of equipment sales	716	556	1,346	777
Loss on disposition of assets	81	189	1,256	775
General and administrative	6,848	4,007	17,281	12,496
Selling and marketing	980	956	2,463	2,538
Phantom unit compensation	—	463	—	463
Impairment of long lived assets	—	3,364	127	3,364
Impairment of intangibles	1,321	1,420	1,321	1,420
Write downs and other charges	48	75	690	203
Depreciation and amortization	9,016	6,556	25,145	21,543
Total operating expenses	22,268	19,967	57,903	50,829
Income (loss) from operations	(3,432)	(5,199)	(4,481)	(6,847)
Interest expense	4,408	4,232	12,756	13,168
Interest income	(14)	(591)	(31)	(1,268)
Other expense	298	(534)	301	(254)
Loss before income taxes	$(8,124)	$(8,306)	$(17,507)	$(18,493)
Three Months Ended September 30, 2014 compared to the Three Months Ended September 30, 2013
Total Revenues
Total revenues were $18.8 million for the three months ended September 30, 2014 compared to $14.8 million for the three months ended September 30, 2013, which represents an increase of $4.0 million, or 27.0%. Gaming revenues were $17.5 million for the three months ended September 30, 2014 compared to $14.0 million for the three months ended September 30, 2013, which represents an increase of $3.5 million, or 25.0%. The increase in gaming revenue was partially a result of transitioning from predominantly participation based revenue to more fixed fee revenue, continued expansion of our operations into the Illinois market, the acquisition of C2 Gaming and a $1.0 million decrease in the accretion of lease incentives that were recorded as contra revenue for the three months ended September 30, 2013. At the time of the Acquisition, the lease incentives that existed at the Closing Date were ascribed no value in purchase accounting. The Company recognized only $6,000 in contra revenue from new lease incentives in the three months ended September 30, 2014, compared to $1.0 million in contra revenue recognized in the three months ended September 30, 2013.
Operating Expenses
Gaming operating expenses Total gaming operating expenses were $3.3 million for the three months ended September 30, 2014, compared to $2.4 million for the three months ended September 30, 2013, which represents an increase of $0.9 million, or 37.5%. The increase is primarily due to a $0.3 million increase in repairs and maintenance, a $0.2 million increase in amortization of installation and delivery costs, a $0.1 million increase in inventory obsolescence, a $0.1 million increase in royalties and a $0.1 million increase in production as a result of the C2 Gaming acquisition.
General and administrative General and administrative costs were $6.8 million for the three months ended September 30, 2014 compared to $4.0 million for the three months ended September 30, 2013, which represents an increase of $2.8 million, or 70.0%. The increase is primarily due to a $0.6 million increase in legal and professional fees, an increase of $0.6 million in bonus expense, a $0.5 million increase in sign-on bonuses, and a $0.6 increase in payroll related to increased headcount.
Selling and marketing Selling and marketing costs were relatively consistent at $1.0 million for the three months ended September 30, 2014 and 2013.

Impairment of long lived assets Impairment of long-lived was $3.4 million for the three months ended September 30, 2013, and represents an impairment loss for obsolete gaming machines.
Impairment of Intangibles Impairment of intangibles was $1.3 million for the three months ended September 30, 2014, related to the retirement of internally developed gaming titles, compared to $1.4 million for the three months ended September 30, 2013, related to a lease incentive paid to a customer that operates and services slot routes in Illinois.
Depreciation and amortization Depreciation and amortization was $9.0 million for the three months ended September 30, 2014, compared to $6.6 million for the three months ended September 30, 2013, which represents an increase of $2.4 million, or 36.4%. The increase is primarily due to the step-up in fair value attributed to the tangible and intangible assets received in connection with the Acquisition, a significant increase in gaming equipment placed into service in the fourth quarter of 2013 and a significant increase in intangible assets and gaming equipment as a result of the acquisition of C2 Gaming in May 2014.
Other Expense (Income), net
Interest expense Interest expense was $4.4 million for the three months ended September 30, 2014, and $4.2 million for the three months ended September 30, 2013, which represents an increase of $0.2 million, or 4.8%. The increase is primarily attributed to the increase in the principal amounts outstanding under the Term Loan Facility and the Revolving Facility at September 30, 2014, partially offset by the decreased interest rate associated with the Term Loan Facility versus the debt of the Predecessor.
Interest income Interest income was $14,000 for the three months ended September 30, 2014, compared to $0.6 million for the three months ended September 30, 2013. The decrease in interest income was primarily the result of notes receivable being retained by the Predecessor in connection with the Acquisition.
Nine Months Ended September 30, 2014 compared to the Nine Months Ended September 30, 2013
Total Revenues
Total revenues were $53.4 million for the nine months ended September 30, 2014 compared to $44.0 million for the nine months ended September 30, 2013, which represents an increase of $9.4 million, or 21.4%. Gaming revenues were $50.9 million for the nine months ended September 30, 2014 compared to $42.0 million for the nine months ended September 30, 2013, which represents an increase of $8.9 million, or 21.2%. The increase in gaming revenue was partially a result of transitioning from predominantly participation based revenue to more fixed fee revenue, continued expansion of our operations into the Illinois market, the acquisition of C2 Gaming and a $3.0 million decrease in the accretion of lease incentives that were recorded as contra revenue for the nine months ended September 30, 2013. At the time of the Acquisition, the lease incentives that existed at the Closing Date were ascribed no value in purchase accounting. At Acquisition, the lease incentives that existed at the Closing Date were ascribed no value in purchase accounting. The Company recognized only $15,000 in contra revenue from new lease incentives in the nine months ended September 30, 2014, compared to $3.0 million in contra revenue recognized in the nine months ended September 30, 2013.
Operating Expenses
Gaming operating expenses Total gaming operating expenses were $8.3 million for the nine months ended September 30, 2014 compared to $7.3 million for the nine months ended September 30, 2013, which represents an increase of $1.0 million, or 13.7%. The increase is primarily due to a $0.3 million increase in repairs and maintenance, a $0.3 million increase in inventory obsolescence, a $0.2 million increase in tribal fees, an increase of $0.1 million increase in royalties and an increase of $0.1 million in production as a result of the C2 Gaming acquisition.
General and administrative General and administrative costs were $17.3 million for the nine months ended September 30, 2014, compared to $12.5 million for the nine months ended September 30, 2013, which represents an increase of $4.8 million, or 38.4%. The increase is primarily due to a $1.2 million increase in legal fees and professional fees, a $1.0 million increase in bonus expense, a $0.5 million increase in sign-on bonuses, a $0.9 million increase in payroll related to increased headcount and a $1.3 million increase in severance pay from the reduction of our development staff in 2014.
Selling and marketing Selling and marketing costs were relatively consistent at $2.5 million for the nine months ended September 30, 2014 and 2013.
Impairment of long lived assets Impairment of long-lived was $3.4 million for the nine months ended September 30, 2013, and represents an impairment loss for obsolete gaming machines.

Impairment of Intangibles Impairment of intangibles was $1.3 million for the nine months ended September 30, 2014, related to the retirement of internally developed gaming titles, compared to $1.4 million for the nine months ended September 30, 2013, related to a lease incentive paid to a customer that operates and services slot routes in Illinois.
Depreciation and amortization Depreciation and amortization was $25.1 million for the nine months ended September 30, 2014 compared to a $21.5 million for the nine months ended September 30, 2013, which represents an increase of $3.6 million, or 16.7%. The increase is primarily due to the step-up in fair value attributed to the tangible and intangible assets received in connection with the Acquisition, a significant increase in gaming equipment placed into service in the fourth quarter of 2013 and a significant increase in intangible assets and gaming equipment as a result of the acquisition of C2 Gaming in May 2014.
Other Expense (Income), net
Interest expense Interest expense was $12.8 million for the nine months ended September 30, 2014 and $13.2 million for the nine months ended September 30, 2013, which represents a decrease of $0.4 million, or 3.0%. The decrease is primarily attributed to the decreased interest rate associated with the Term Loan Facility versus the debt of the Predecessor, partially offset by an increase in outstanding principal balance at September 30, 2014, under the Term Loan Facility and Revolving Facility.
Interest income Interest income was $31,000 for the nine months ended September 30, 2014 compared to $1.3 million for the nine months ended September 30, 2013. The decrease in interest income was the result of notes receivable being retained by the Predecessor in connection with the Acquisition.
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
As of September 30, 2014, we had $15.8 million in cash and cash equivalents and $172.1 million of outstanding indebtedness (not including the discount), which consisted of $153.8 million of outstanding indebtedness under our Term Facility, $10.0 million outstanding under our Revolving Facility and $8.2 million in other long-term debt agreements. As of December 31, 2013, we had $21.7 million in cash and cash equivalents and $160.5 million (not including the discount), which consisted of $155.0 million of outstanding indebtedness under Term Facility and $5.5 million in notes payable related to the Acquisition. At December 31, 2013, we had no amounts drawn on our Revolving Facility.
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
The Term Facility will mature on the seventh anniversary of the Closing Date, and the Revolving Facility will mature on the fifth anniversary of the Closing Date. The Term Facility requires scheduled quarterly payments in amounts equal to 0.25% of the original aggregate principal amount of the term loans, with the balance due at maturity. Borrowings under the Term Facility bear interest at a rate equal to, at the Borrower’s option, either LIBOR or the base rate, subject to an interest rate floor plus an applicable margin rate. Borrowings under the Revolving Facility bear interest at a rate equal to, at the Borrower’s option, either LIBOR or the base rate, plus an applicable margin rate. In addition, on a quarterly basis, the Borrower is required to pay each lender under the Revolving Facility a commitment fee in respect of any unused commitments thereunder at a rate of 0.50% per annum. As of September 30, 2014, $10.0 million was outstanding under the Revolving Facility. The Company can draw all of the amounts available under the Revolving Facility without violating any debt covenants.
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
In October 2013, AGS Capital entered into financing agreements to purchase 450 gaming machines from various third party suppliers for lease to a company that operates and service slot routes in Illinois. The agreements require monthly payments of interest and principle and have terms ranging from 24 to 36 months and carry an interest rate from 8.0% to 8.5%. The amounts due under these financing agreements were paid in full in connection with the Acquisition.
In January 2014, we entered into a financing agreement to purchase certain gaming devises and/or systems and related equipment in the amount of $2.7 million. The agreement requires monthly payments commencing 90 days from the date of delivery with a term of 36 months at an annual fixed interest rate of 7.5%.
There were no material changes to the Company’s contractual obligations outside of the ordinary course of business during the three months ended September 30, 2014. Based on our current business plan, we believe that our existing cash balances, cash generated from operations and availability under the Revolving Facility will be sufficient to meet our anticipated cash needs for at least the next twelve months and that we will be in compliance with the Senior Secured Credit Facilities, including the maximum net first lien leverage ratio for the quarter ending December 31, 2014. However, our future cash requirements could be higher than we currently expect as a result of various factors. Our ability to meet our liquidity needs could be adversely affected if we suffer adverse results of operations, or if we violate the covenants and restrictions to which we are subject under the credit facility. Additionally, our ability to generate sufficient cash from our operating activities is subject to general economic, political, regulatory, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under our existing credit facility in an amount sufficient to enable us to pay our service or repay our indebtedness or to fund our other liquidity needs, and we may be required to seek additional financing through credit facilities with other lenders or institutions or seek additional capital through private placements or public offerings of equity or debt securities.
The following table summarizes our historical cash flows (in thousands):

	Successor	Predecessor
	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Cash Flow Information:
Net cash provided by operating activities	$13,203	$13,434
Net cash used in investing activities	(29,859)	(18,298)
Net cash provided by financing activities	10,473	6,788
Effect of exchange rates on cash and cash equivalents	269	152
Net (decrease) increase in cash and cash equivalents	$(5,914)	$2,076
Operating activities
The Company has historically produced a loss from operations due mainly to the capital nature of the business and the resulting depreciation and amortization expense. For the nine months ended September 30, 2014, net cash provided by operating activities was $13.2 million compared to $13.4 million for the nine months ended September 30, 2013, representing a decrease of $0.2 million. The decrease is primarily due to a $1.8 million decrease in income from operating activities excluding non-cash expenses offset by a $1.6 million increase as a result of changes in net working capital.

Investing activities
Net cash used in investing activities for the nine months ended September 30, 2014 was $29.9 million compared to $18.3 million for the nine months ended September 30, 2013, representing an increase of $11.6 million in cash used in investing activities. The increase was primarily due to $11.0 million cash paid for the acquisition of C2 Gaming, a $5.0 million increase in intangible assets acquired, and a $1.0 million decrease in collections of notes receivable, primarily offset by a $3.2 million decrease in purchases of gaming equipment, vehicles and other equipment and a $1.5 million decrease in advances under notes receivable.
Financing activities
Net cash provided by financing activities for the nine months ended September 30, 2014 was $10.5 million compared to $6.8 million for the nine months ended September 30, 2013, representing a $3.7 million increase. The increase was primarily due to $10.0 million in borrowings on the Company’s Revolving Facility during the nine months ended September 30, 2014 as compared to $7.5 million in borrowings during the nine months ended September 30, 2013, and $2.0 million in proceeds from employees, received in the nine months ended September 30, 2014, in advance of stock expected to be issued in the first quarter of 2015. These increases were partially offset by a $1.4 million increase in payments on debt in the nine months ended September 30, 2014.
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
Critical Accounting Policies
A description of our critical accounting policies can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013. Except as noted below, there were no material changes to those policies during the three and nine months ended September 30, 2014.
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
In August 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Substantial doubt about an entity's ability to continue as a going concern exists when relevant conditions and events, consolidated in the aggregate, indicate that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Currently, there is no guidance in U.S. GAAP for management's responsibility to perform an evaluation. Under the update, management's evaluation is to be performed when preparing financial statements for each annual and interim reporting period and based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The Company will adopt this standard effective January 1, 2017. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements.
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
Any material increase in prevailing interest rates could cause us to incur significantly higher interest expense. These factors have not increased significantly; therefore no significant changes have been made in our strategies to manage any of these exposures. We evaluate our exposure to market risk by monitoring interest rates in the market place.
ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
We maintain a system of controls under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, pursuant to Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act, as amended (the “Exchange Act”), to ensure the Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles and present fairly the Company's financial results of operations. As reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, our management concluded that our internal control over financial reporting was not effective as a result of not maintaining effective controls over the application of lease accounting principles to the initial direct costs incurred related to our operating leases and the useful lives of certain gaming machines deployed under operating lease arrangements. Due to this material weakness in internal control over financial reporting, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2013, March 31, 2014, June 30, 2014 and September 30, 2014.
Changes in Internal Controls
In connection with the preparation of our financial statements for the three months ended September 30, 2014, management has taken steps to remediate the material weakness, including implementing new control procedures, which includes, among other things, supplementing our financial reporting group with additional personnel, that focus on our accounting for leases. Management began to implement these remedial steps during the third quarter of 2014 and expects that these steps will be implemented and tested by the end of 2014. In accordance with the Company’s internal control process, the material weakness designation cannot be closed until the remediation processes have been operational for a certain period of time and successfully tested. As a result, because of the material weakness in internal control over financial reporting disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective as of September 30, 2014.
While the deficiency in this instance did not result in a material misstatement of our financial statements (as discussed in Note 6 to the consolidated financial statements included in this Quarterly Report on Form 10-Q), it is possible that there could be a material misstatement if the control deficiency is not remediated.
As we continue to evaluate and work to enhance our internal controls over financial reporting, we may determine that additional measures should be taken to address this or other control deficiencies, and/or that we should modify the remediation plan described above. Notwithstanding our material weakness, we have concluded that the financial statements and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented.
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

ITEM 6. EXHIBITS.
(a). Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

18.1	Preferability letter regarding change in accounting policy relating to goodwill.	X	—	—	—	—

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X	—	—	—	—

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X	—	—	—	—

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X	—	—	—	—

101.IN	XBRL Instance Document	X	—	—	—	—

101.SCH	XBRL Taxonomy Extension Schema Document	X	—	—	—	—

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X	—	—	—	—

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X	—	—	—	—

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X	—	—	—	—

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X	—	—	—	—

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AP GAMING HOLDCO, INC.

Date:	November 14, 2014	By:	/s/ CURT MAYER
		Name:	Curt Mayer
		Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)