Form 10-K
period 2014-12-31
AP Gaming Holdco, Inc.
filed 2015-03-31
CIK 1593548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2014
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
Common Stock, par value $0.01 per share
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☒*
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Neither the registrant’s voting common stock nor its non-voting common stock are publicly traded, and accordingly have no market value as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter. As of March 27, 2015, there were 10,000,100 shares of the Registrant’s common stock, $.01 par value per share, outstanding.
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
has been derived, or material decreases in our revenue with our largest customer, which comprised approximately 33%
of our gaming revenue for the fiscal year ended December 31, 2014;

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

•
AP Gaming VoteCo, LLC is the sole holder of our voting common stock, par value $0.01 per share (“Common Stock”) and may have conflicts of interest with us in the future or interests that differ from the interests of holders of our non-voting common stock;

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
ITEM 1. BUSINESS
Unless the context indicates otherwise, or unless specifically stated otherwise, references to the “Company”, “AP Gaming”, “Successor”, “we,” “our” and “us” refer to AP Gaming Holdco Inc. and its consolidated subsidiaries, including AGS Capital, LLC (“AGS Capital”) and AGS, LLC.
Overview
We are a leading designer and manufacturer of gaming products for the casino floor. The Company’s roots are in Class II gaming machines for the Native American gaming market with an emerging presence in a broad range of commercial markets in the United States. As of December 31, 2014, we had approximately 8,740 gaming machines in approximately 240 gaming facilities in 20 U.S. states, with approximately 190 gaming facilities under revenue sharing agreements and approximately 50 facilities under daily fixed fee agreements. The majority of our systems are used by Native American gaming operators in both Class II and Class III environments and the Illinois video gaming terminal, or VGT, market. Our products include electronic gaming machines, server-based systems and back-office systems that are used by casinos and other gaming locations. In addition, in the third quarter of 2014, we began manufacturing and developing table games products through the acquisitions of Casino War Blackjack, Inc. (“War Blackjack”) and other intellectual property related to table games products. We provide table game products, which include live table games and side bets to enhance our casino operators’ table games operations. These products are provided to our licensed casino operators on a fixed monthly fee.
We currently derive substantially all of our gaming revenues from lease agreements whereby we place gaming machines and systems at a customer’s facility in return for either a share of the revenues that these games and systems generate or a daily fee, which we collectively refer to as “participation agreements” and as our “participation model.” For the year ended December 31, 2014, approximately 95% of our total revenue was recurring, generated from participation agreements and other licensing fees. We believe that our participation model provides our customers with distinct advantages. By leasing our gaming machines to customers, we enable our customers to introduce new games in their facilities with minimal cost and financial risk. Additionally, the participation model directly aligns our interests with our customers through a shared dependence on the games’ performance. We successfully grew our domestic installed base of participation gaming machines every year from 2003 to December 31, 2014, and we remain highly focused on continuing to expand our domestic installed base of participation gaming machines in both our current and new markets. We have also substantially increased the number of markets in which we have participation gaming machines, from four U.S. states in 2006 to 20 U.S. states as of December 31, 2014. We also have historically generated revenue from the sale of gaming machines. We expect gaming machine sales to continue to play a role in our business and complement our core participation model as we expand into new gaming markets.
Our focus has been in the Native American segment of the gaming market, particularly Class II gaming, with approximately 5,500 Class II machines installed in over 102 facilities across eight states. Unlike Class III gaming, which requires a compact with the state, Native American tribes have the authority to operate an unlimited number of Class II games without executing a compact so long as the states permit bingo-style gaming. Class II games are an attractive option for Native American tribes because, among other things:

•	revenue from Class II gaming is not shared with the state;

•	there are no limits on the number of Class II gaming machines that may be operated in any one facility; and

•
a strong Class II offering improves a tribe’s position when negotiating a Class III compact and the related taxes it pays to the respective state, as it lessens the tribe’s reliance on Class III games.

Class III markets represent a large untapped opportunity for us. Over the last few years, we have aggressively secured licenses in key commercial markets. We recently placed Class III units in Nevada, Louisiana and Mississippi and expect to commence placement of Class III gaming machines in New Jersey in the near term. Our key initiatives for the Class III market include (i) building a proprietary platform to enable us to develop customized product solutions and (ii) developing unique game concepts. We intend to focus on niche placements of these and other premium games to drive growth.
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

Within Native American and other segments of the gaming industry, we focus on providing content for the local player. We believe that locals-oriented markets have greater consistency and visibility in performance than larger destination markets and have strong growth characteristics. Based on our internal research, we believe local players visit casinos with high frequency and demonstrate strong loyalty to gaming titles. Locals-oriented markets have proven to be more resilient during economic downturns, and we believe we are well-positioned to benefit from gaming expansion as states with recently passed legislation, such as Florida, Illinois, Maryland, Massachusetts, Ohio and Pennsylvania continue to legalize various forms of gaming. We believe our understanding of these locals-oriented markets, early focus on new market opportunities and market-specific strategies and products distinguish us from many of our competitors.
We have built a strong management team and increased our product development capability in order to capitalize on our attractive market position and growth opportunities in our current and new markets. In addition, we have significantly increased our pipeline of new titles through continued investment in internal content development capabilities and increased efforts on leveraging third-party developers. We believe our expanded content library consisting of our core and new titles will allow us to drive incremental revenue from our domestic installed base of approximately 8,740 gaming machines, gain additional placements in our current markets and penetrate new markets.
Business Strategy
We have invested and expect to continue to invest in new business strategies, products, services and technologies. We intend to pursue the following strategies as part of our overall business strategy:

•
Continue to expand our library of proprietary content. We will continue our focused efforts to develop games, both internally and through partnerships with third parties, tailored to our target markets. Investments in expanding our content have created a new title pipeline of 41 games that we released in 2013 and 2014 (26 of which were developed internally), which exceeds the 28 titles we brought to market from 2002 to 2010 combined. Our proprietary game library grew from nine active titles in 2011 to 85 active titles at the end of 2014.

•
Improve yield on existing customer installed base by managing title mix. We believe that more effective management of the title mix across our domestic installed base of approximately 8,740 participation gaming machines in approximately 190 gaming facilities represents an opportunity to generate incremental earnings growth without requiring growth in our domestic installed base of participation gaming machines. In addition, we expect improved game performance will likely drive incremental gaming machine placements within our customers’ facilities.

•
Expansion through strategic acquisitions. We are actively seeking acquisition opportunities that will have a positive effect on earnings, have strong recurring revenue and have a developed library of proprietary content. We believe that strategic acquisitions will provide for expansion into new gaming jurisdictions and increased title mix and game content will assist in increased gaming machine placements.

•
Develop niche products for expansion into traditional gaming markets. With approximately 1,220 casinos in 41 U.S. states as of December 31, 2014, and the replacement cycle on equipment at a cyclical low, we believe the market potential for new games is favorable. We will target the introduction of a small number of niche participation gaming machines to a large number of casinos.

•
Continue expansion into Class III markets and increase penetration in Class II markets. We have a foothold of approximately 1,900 Class III recurring revenue placements (excluding Illinois), and we plan to continue expanding in this market. Utilizing new, recently-issued gaming licenses, we recently began placing and selling Class III products in three new jurisdictions (Nevada, Louisiana and Mississippi) and expect to begin placing and selling Class III products in two additional new jurisdictions in the near term (New Jersey and Connecticut). We also anticipate growing our presence in Class III markets where we currently operate, such as Oklahoma, Florida and California, by placing additional content from our expanding library of games in these states. In addition, we believe that our existing core Class II product offering is among the strongest in the industry today. We expect to continue gaining market share in existing Class II jurisdictions and are focused on penetrating newly licensed jurisdictions.

•
Expansion into the table games market. In the third quarter 2014, we began manufacturing and developing table games products through the acquisitions of Casino War Blackjack, Inc. (“War Blackjack”) and other intellectual property related to table games products. As of December 31, 2014, we had approximately 390 table game units under monthly fixed fee arrangements. We plan to continue expanding our table games products through acquisitions and internal development.

Company History
The Acquisition
We are a Delaware corporation that was formed in August 2013 to acquire, through an indirect wholly owned subsidiary of the Company, 100% of the equity in AGS Capital, LLC (“AGS Capital”, “Predecessor”) from AGS Holdings, LLC (“AGS Holdings”).
On September 16, 2013, AGS Holdings, LLC, AGS Capital and AP Gaming Acquisition, LLC (“AP Gaming Acquisition”), an indirect wholly owned subsidiary of the Company and an affiliate of Apollo Global Management, LLC (“Apollo”), entered into an Equity Purchase Agreement (as subsequently amended and restated on December 3, 2013, the “Acquisition Agreement”). The Acquisition Agreement provided for the purchase of 100% of the equity of AGS Capital from AGS Holdings (the “Acquisition”) by AP Gaming Acquisition for an aggregate purchase price of $220.5 million. The Acquisition was consummated on December 20, 2013 (the “Closing Date”).
The Acquisition was financed in part by the Senior Secured Credit Facilities (as defined herein), which are comprised of a $155 million Term Facility and a $25 million Revolving Facility (each, as defined herein). AP Gaming I, LLC, an indirect wholly owned subsidiary of AP Gaming, is the borrower of the Senior Secured Credit Facilities, which are guaranteed by AP Gaming Holdings, LLC (“AP Gaming Holdings”), AP Gaming I, LLC’s direct parent company, and each of AP Gaming I, LLC’s direct and indirect material wholly owned domestic subsidiaries including AGS Capital.
Predecessor History
In September 2005, AGS, LLC (“AGS”), a direct wholly owned subsidiary of AGS Capital, LLC, acquired Clapper Enterprises, Inc. and Worldwide Game Technology Corp., collectively referred to as “CEI.” Prior to 2002, CEI focused on the Class II market, utilizing new game and system software provided through its partnership with Bluberi Gaming Technologies, Inc. (“Bluberi”). CEI’s primary market was Oklahoma, which was a non-compacted, Class II-only Native American market at this time. From 2002 to 2004, CEI grew their installed base of participation gaming machines from several hundred to approximately 3,000, of which 89% were located in Oklahoma, with the remaining machines located in New York, Wyoming and Texas. See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions and Divestitures.”
Our historical growth primarily has been accomplished by expanding our installed base of participation gaming machines through increased penetration of existing markets and the expansion into new markets. AGS Capital added the game sale model in 2008 to complement its participation strategy. In 2010, AGS Capital recruited a new Chief Executive Officer and several highly accomplished executives to its management team. In July 2010, AGS Capital reorganized its business by reducing staff and consolidating its field service operations to its Oklahoma facility which led to the closure of its Canoga Park, California facility and the closure of its Simpsonville, South Carolina facility. In January 2012, AGS Capital agreed to terminate its existing distribution agreement with Bluberi, which provided gaming content and software systems in exchange for certain royalties, and to acquire certain rights to gaming content and software systems covered thereunder.

Corporate Structure
The following chart summarizes our current corporate structure:

Apollo Overview
Founded in 1990, Apollo is a leading global alternative investment manager with offices in New York, Los Angeles, Houston, Bethesda, Chicago, Toronto, London, Frankfurt, Luxembourg, Singapore, Hong Kong and Mumbai. As of December 31, 2014 and 2013, Apollo had total assets under management of $160 billion and $161 billion, respectively, invested in its private equity, credit, capital markets and real estate businesses.
Apollo has a long history of successfully investing funds it manages in leisure and site-based entertainment. Investments include resorts, cruise lines, gaming, theme parks, spas, golf and restaurants. Apollo has a deep understanding and significant experience in the development / construction, marketing and cross-selling activities for these assets, as well as a broad network of industry professionals.
Apollo is currently invested in Caesars Entertainment Corporation, the world’s largest and most diversified casino-entertainment provider and the most geographically diverse U.S. casino-entertainment company, Gala Coral Group, one of Europe’s pre-eminent betting and gaming businesses, and Norwegian Cruise Line Holdings Ltd., a leading cruise line operator with casinos across its 21 ships.

Our Operations
Under our participation agreements, we provide customers with gaming machines, systems software, computer hardware, signage and other equipment for operation within their gaming facilities. In return we receive either a share of the revenue generated by these gaming machines and systems or a daily fee. The determination of whether our agreement results in a revenue share or daily fee arrangement is generally governed by local gaming jurisdictions. For our revenue share arrangements, we have historically shared between 15 – 20% of the revenues generated by the gaming machines. Under our participation agreements, we participate in selecting the mix of titles, maintain and service the equipment and oversee certain promotional efforts. In support of our business and operations, we employ a professional staff including field service technicians, production, sales, account management, marketing, technology and game development, licensing and compliance, finance and administration.
Our field service technicians are responsible for installing, maintaining and servicing our gaming machines and systems. Our field service operation including our call center, which operates 24 hours a day, seven days a week, is managed out of our Oklahoma facility. We can also access most of our gaming machines and systems remotely from approved remote locations to provide software updates and routine maintenance. In addition, our gaming machine and system production facility is also located in and managed out of Oklahoma.
Sales, account management and marketing are managed through our Oklahoma, Las Vegas and Illinois locations. Sales and account management oversee the customer relationship both at the individual location and corporate level and are responsible for developing new customer relationships. Account management is in charge of running on-site promotions and corporate sponsorship programs. In addition, our marketing team is in charge of general corporate marketing, including advertisements and participation at industry trade shows.
Our technology and game development division operates primarily out of our Las Vegas location and secondarily out of our Toronto location. We employ game developers, software and system programmers, project managers and other development and administrative staff that oversee our internal game development efforts and manage third party relationships.
Our legal, licensing and compliance division operates out of our Las Vegas and Oklahoma locations. Our licensing and compliance division oversees the application and renewal of our corporate gaming licenses, findings of suitability for key officers and directors and certification of our gaming equipment and systems for specific jurisdictions, human resources, as well as coordinating gaming equipment and software shipping and on-site and remote service of our equipment with gaming authorities.
Our finance and administration division is located in our corporate headquarters in Las Vegas. Finance and administration oversees financial reporting, cash management, and other administrative and corporate functions.
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
Utilizing both in-house and third party providers, we have created a portfolio of new titles for the Roadrunner platform. The Roadrunner platform was designed with our revenue share model in mind, and title conversions can be executed by loading software off of a USB drive. Roadrunner is also compatible with down-loadable conversions, however, regulatory standards in most jurisdictions do not currently permit this technology.
Colossal Platform
In September 2012, we entered into an exclusive distribution agreement with C2 Gaming, LLC (“C2 Gaming”, “Colossal”) to distribute their Class II and Class III games in California, Florida, New York, Oklahoma, Texas and Washington. In May 2014, we acquired C2 Gaming which will provide for the distribution of C2 Gaming’s platform and content to an increased number of markets in the United States (see “Acquisitions and Divestitures”). C2 Gaming’s products offer a unique selling proposition with creatively designed oversized games. For example, the Big Red cabinet is over eight feet wide and we believe is one of the top games in both California and Oklahoma.
Gaming Titles
Prior to 2010, we relied solely on external content providers, and currently approximately 70% of our installed base runs on externally developed platforms, which is down approximately 15% from last year primarily related to the acquisition of C2 Gaming. We have strategically shifted our focus to create new internal content. As a result, we expect internally generated content to be a larger source of our installed base going forward.
We categorize our gaming titles into two groups: “Core” and “Growth”. Our Core titles have a proven track record and are targeted at maintaining our consistent installed base. Our Growth titles include specialty and niche titles that provide a unique experience to the player and are targeted at increasing floor space in both existing and new jurisdictions.
Core Titles
Our Core titles primarily include content developed by Bluberi, who we partnered with in 2002. Bluberi developed our initial set of Class II games for release in the Oklahoma market. Under this agreement, we paid Bluberi a licensing fee equal to a percentage of revenues earned on titles placed in casinos that operated on Bluberi’s proprietary platform. This collaboration resulted in the development of successful Core titles, such as Royal Reels, Cool Catz and Liberty 7’s, which are among the top Class II games in the market today. These titles have historically been the highest gross earners in our product portfolio and as of December 31, 2014, represented 46% of our installed base and 55% of our total revenue. In May 2012, we negotiated a purchase agreement with Bluberi for the licensing and royalty rights to Royal Reels, Cool Catz and Liberty 7’s, among others. We believe that there is significant value in these brands, and we plan to leverage them through developing title extensions on the Roadrunner platform.
Our Core titles also include our Gambler’s Choice multi-game unit, designed specifically for the Illinois VGT market in September 2012. This unit runs on our Roadrunner platform and enables us to offer up to 24 titles per terminal, including traditional reel games, classic card games and specialty poker products in order to maximize operator and location revenue. We researched the market intensively to create carefully a portfolio of games that are well suited to player preferences for a route operated market. The resulting mix is a collection that includes several of our highest grossing titles as well as external content that was specifically licensed for use in the Illinois market. Among the offerings is Cherry Master, a game that we in-licensed and recreated for the Illinois VGT market.
Growth Titles
Our Growth titles operate on both our Roadrunner and Colossal platforms. Some of our Growth titles that operate on our Roadrunner platform are presented in three primary formats: mechanical wheel top box, mechanical pachinko top box and 42” vertical slant top. These self-merchandising cabinet formats are premium in nature and aesthetically appealing to the casino customer. The variety of formats allows for an appropriate level of experimentation of unique selling propositions within our product. We have also entered into licensing agreements with a number of top brands and have developed and are developing a series of trivia-based games which will be marketed as the It Pays to Know series. The brands include Ripley’s Believe it or Not!, Are You Smarter Than a 5th Grader? and Family Feud. For each brand, we intend to take to market at least two different products to maximize the potential of creating a hit franchise.
Our Growth titles that are operated on our Colossal platform offer a unique selling proposition with creatively designed oversized games. For example, the Colossal Diamonds game is a simple and classic 3-reel, 1-line game that uses the Big Red cabinet, which is over eight feet wide. Other Growth titles offered on our Colossal platform include Ribbit, Moo La-La and Kachingo, which all offer enjoyable gaming experiences with opportunities for free spins through regular game play.
Third Party Content
Our product strategy also involves title development utilizing independent design studios to create content for our Roadrunner and Colossal platforms. In November 2011, we entered into an exclusive rights agreement to license five titles, with an option to expand, from Gametech International’s video lottery terminal library for use in the Illinois market. We are also implementing the first of three titles that we acquired from Design Works Gaming, an independent studio based in Phoenix. We use third-party developers to assist in maintaining our installed base and to provide diversity in the products we offer. We are constantly seeking new studios to partner with to develop unique and successful titles on both our Roadrunner and Colossal platforms.

Table Games Products
Our table games products include live, proprietary table games as well as proprietary side bets. We have acquired a number of popular brands, including In-Bet, War Blackjack and Criss Cross Poker, that are based on traditional well-known games, but provide betting options that enhance our casino customers’ operations and can spark new interest among the player. Products include both internally developed and acquired proprietary table games and add ons related to blackjack, baccarat, craps and roulette. We also offer an exciting roulette variation, referred to as the Tornado, that allows players to control the spin of the roulette ball by pressing a remote ball activation device. We believe this enhances player interaction without altering traditional roulette rules and procedures.
Product Strategy
Our product strategy is to develop Growth title offerings and create our own product categories and subcategories featuring these offerings. We will also test various unique game play methods on our Core titles, which will also be used to manage yield in the existing installed base. Our growing library of Core titles provides us with a broader selection to actively manage our title mix and keep our installed base fresh with new popular content.
For Growth games, we intend to become the market leader in sub-categories wherever possible. For example, our It Pays to Know series of games will feature well-known brands such as Ripley’s Believe it or Not!, Are You Smarter Than a Fifth Grader? and Family Feud. All games in the It Pays to Know series will also include a trivia bonus feature, which is unique to our games. We believe this strategy will allow us to maintain our market leadership within our Class II base in existing markets and to expand into Class III casinos in other key jurisdictions.
Manufacturing
We have manufacturing agreements with Cole Kepro International, LLC (“Cole”) and VSR Industries (“VSR”) to build our gaming cabinets. We believe we have limited concentration risk with Cole and VSR, since we own the rights to our cabinet designs and thus have the ability to change manufacturers in the event of a dispute. Cole and VSR are based in Las Vegas, Nevada. Cole primarily manufactures our gaming cabinets for titles on our Roadrunner platform, while VSR primarily manufactures gaming cabinets for titles on our Colossal platform. We believe either company would be able to build our gaming cabinets for titles on either platform. Cole is owned by Kepro International, a large international manufacturing company with multiple manufacturing facilities. We also believe our gaming cabinets can easily be designed and manufactured by another of Kepro’s subsidiaries or a third-party in the event of an unforeseen interruption at Cole’s Las Vegas plant or at VSR’s facilities.
Our primary gaming machine and system production facility is located in and managed out of Oklahoma. Production at this facility includes assembling and refurbishing gaming machines (excluding gaming cabinets) and servers, parts support and purchasing. Field service technicians are located in various jurisdictions throughout the U.S. and are dispatched from a central call center located in our Oklahoma facility. They are responsible for installing, maintaining and servicing the gaming machines and systems.
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
Oklahoma is our largest market and our participation gaming machines in the state accounted for 65% of our total revenue for the year ended December 31, 2014. Our largest customer is the Chickasaw Nation, a Native American gaming operator in Oklahoma, which accounted for approximately 33% of our gaming revenue for the year ended December 31, 2014. The revenues we earn from the Chickasaw Nation are derived from numerous agreements, which are scheduled to expire between 2015 and 2018. We have historically offered select existing and prospective customers financing for casino development and expansion projects in exchange for exclusive rights to a percentage of their floor space. In addition to our long-term relationships and contractual arrangements, the consistent demand for our titles from the loyal, repeat players of our titles further ensures our strong presence on our customers’ casino floors.
Within the Native American market, we provide both Class II and Class III games. We also serve customers in commercial, video lottery terminal, charity bingo and route-based markets.
Customer Contracts
We derive the majority of our gaming revenues from participation agreements whereby we place gaming machines and systems, along with our proprietary and other licensed game content, at a customer’s facility in return for either a share of the revenues that these gaming machines and systems generate or a daily fee. We measure the performance of our domestic installed base of participation gaming machines on the net win per day per machine, often referred to as the win per day, or “WPD”. Under our participation agreements, we earn a percentage of the WPD of our domestic installed base of participation gaming machines. For the year ended December 31, 2014, our average revenue share was 18.8% and the average WPD of our domestic installed base of participation gaming machines increased 4.3% compared to the prior year.
Our standard participation contracts run one to three years in duration and may contain auto-renewal provisions for an additional term. Our standard daily fee contract, primarily for gaming machines leased in Illinois, run on average six years in duration. Our contracts generally specify the number of gaming machines and other equipment to be provided, revenue share, daily fee or other pricing, provisions regarding installation, training, service and removal of the machines, and other terms and conditions standard in the industry. In some circumstances, we enter into trial agreements with customers that provide a free or fee-based trial period during which such customers may use our gaming machines. Each trial agreement lays out the terms of payment should the customer decide to continue using our machines.
Our development or similar agreements in the Native American and other markets may involve both a loan or advance of funds and a gaming equipment lease agreement. These agreements are typically longer term contracts, ranging from four to ten years depending on the amount of financing provided, market and other factors. These contracts specify the amount and timing of the advances that we will provide, the uses of those funds and target timing for the construction or remodeling of the gaming facility, if applicable. In addition, the contracts specify the repayment terms of the loans which vary by customer and agreement. Typical terms contained in these agreements include the percentage of the floor, minimum number of gaming machines, or percentage of the route operation allocated to us, the associated term or period of exclusivity for that allocation or number of gaming machines, minimum game performance thresholds, cure periods and resulting obligations, if any, and other general terms and conditions. Certain of these development agreements also contain a buyout option, which provides that upon written notice and payment of a buyout fee, the customer can terminate our floor space privileges. The IGRA states that a Native American tribe must have the “sole proprietary interest” in its gaming (25 U.S.C. § 2710(b)(2)(A)). To the extent that any of our agreements with Native American tribes are deemed by the NIGC to create an impermissible proprietary interest, such agreements would need to be amended in order to be valid. To our knowledge, none of our current agreements with Native American tribes create an impermissible proprietary interest in Indian gaming. As of the consummation of the Acquisition, $11.0 million of the notes receivable remain with the Seller. As of December 31, 2014, there was $0.3 million in notes receivable outstanding related to a loan for gaming equipment.
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

Research and Development
We conduct research and development through an internal team to develop new gaming systems and gaming content. Research and development costs consist primarily of salaries and benefits, travel and expenses and other professional services. We employ approximately 50 game developers, software and system programmers, project managers and other development and administrative staff that oversee internal game development efforts and manage third party relationships. The technology and game development division operates primarily out of our Las Vegas location as well as in Toronto.
Competition
We encounter intense competition from other designers, manufacturers and operators of electronic gaming machines and systems. Our competitors range from small, localized companies to large, multi-national corporations, several of which have substantial resources and market share.
Our competitors include, but are not limited to, International Game Technologies (“IGT”), Scientific Games Corporation (“Scientific Games”), Aristocrat Technologies Inc. (“Aristocrat”), Multimedia Games, Inc. (“MGAM”), which was recently acquired by Global Cash Access Holdings, Inc., Konami Co. Ltd. (“Konami”), and Cadillac Jack. Many of our competitors are large, well-established companies with substantially larger operating staffs and greater capital resources and have been engaged in the design, manufacture and operation of electronic gaming equipment business for many years. Some of these companies contain significant intellectual property including patents in gaming technology and hardware design, systems and game play and trademarks. In addition, the larger competitors contain significantly larger content portfolios and content development capability and resources, are licensed in markets throughout the United States, and have international distribution. Scientific Games, IGT, Konami, and Aristocrat all have a presence in the back-office accounting and player tracking business which expands their relationship with casino customers. Cadillac Jack and MGAM are our primary competitors in the Class II market.
To compete effectively, we must, among other things, continue to develop high performing games for the Class II and Class III markets, provide excellent service and support to our existing customers, effectively manage our installed base of participation gaming machines, expand our library of proprietary content, develop niche products with strong appeal to local players, be first to market in new non-traditional markets, implement effective marketing and sales functions, and offer competitive pricing and terms on our participation and sale agreements.
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

Employees
We employ a professional staff, including field service technicians, production, sales, account management, marketing, technology and game development, licensing and compliance, finance and administration, to support our business and operations. As of December 31, 2014, we had approximately 230 full-time employees in 11 different U.S. states and Toronto, Canada. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages in the past.
Regulation and Licensing
We operate in numerous gaming jurisdictions, and our operations are subject to applicable federal, state, tribal and foreign governmental regulations as applicable in each of the gaming jurisdictions in which we operate. A significant portion of our operations take place at facilities conducting gaming activities on the tribal lands of Native American tribes resulting in our operations being subject to tribal and/or federal and sometimes state regulations depending on the classification of gaming being conducted in each such case as defined in the Indian Gaming Regulatory Act, or “IGRA”. In states where commercial gaming has been legalized, our operations are conducted subject to the applicable law of each such state and applicable federal laws.
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
Class II. Class II gaming involves the game of chance commonly known as bingo (whether or not electronic, computer, or other technological aids are used in connection therewith to facilitate play) and if played in the same location as the bingo, also includes pull tabs, punch board, tip jars, instant bingo, and other games similar to bingo. Class II gaming also includes non-banked card games, that is, games that are played exclusively against other players rather than against the house or a player acting as a bank. However, the definition of Class II gaming specifically excludes slot machines or electronic facsimiles of Class III games. Class II gaming is regulated by the National Indian Gaming Commission (the “NIGC”) and the laws of the Native American tribe conducting such gaming. Subject to the detailed requirements of the IGRA, federally recognized Native American tribes are typically permitted to conduct Class II gaming on Indian lands pursuant to tribal ordinances approved by the NIGC.
Class III. Class III gaming includes all other forms of gaming that are neither Class I nor Class II and includes a broad range of traditional casino games such as slot machines, blackjack, craps and roulette, as well as wagering games and electronic facsimiles of any game of chance. The IGRA generally permits a Native American tribe to conduct Class III gaming activities on reservation lands subject to the detailed requirements of the IGRA, including NIGC approval of such Native American tribe’s gaming ordinance and the entering into of a compact between such Native American tribe and the state in which the Native American tribe intends to conduct Class III gaming activities on its trust lands.
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
Under the IGRA, the NIGC’s authority to approve gaming-related contracts is limited to management contracts and collateral agreements related to management contracts. A “management contract” includes any agreement between a Native American tribe and a contractor if such contract or agreement provides for the management of all or part of a gaming operation. To the extent that any of our agreements with Native American tribes are deemed to be management contracts, such agreements would require the approval of the NIGC in order to be valid. To our knowledge, none of our current agreements with Native American tribes qualify as management contracts under the IGRA.
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
Our inability to complete future acquisitions and integrate those businesses successfully could limit our future growth.
From time to time, we pursue strategic acquisitions in support of our strategic goals. In connection with any such acquisitions, we could face significant challenges in managing and integrating our expanded or combined operations, including acquired assets, operations and personnel. There can be no assurance that acquisition opportunities will be available on acceptable terms or at all or that we will be able to obtain necessary financing or regulatory approvals to complete potential acquisitions. Our ability to succeed in implementing our strategy will depend to some degree upon the ability of our management to identify, complete and successfully integrate commercially viable acquisitions. Acquisition transactions may disrupt our ongoing business and distract management from other responsibilities.

We may not achieve the intended benefits of our recent acquisitions, or such acquisitions may disrupt our current plans and operations.
There can be no assurance that we will be able to successfully integrate the businesses we have acquired, including our recent acquisitions of C2 Gaming and War Blackjack, or do so within the intended timeframes or otherwise realize the expected benefits of such acquisitions. The expected cost synergies associated with such acquisitions may not be fully realized in the anticipated amounts or within the contemplated timeframes or cost expectations, which could result in increased costs and have an adverse effect on our prospects, results of operations, cash flows and financial condition. Our business may be negatively impacted if we are unable to effectively manage our expanded operations. The integration of these acquisitions will require significant time and focus from management and may divert attention from the day‑to‑day operations of the combined business or delay the achievement of our strategic objectives. We expect to incur incremental costs and capital expenditures related to our contemplated integration activities.
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments.
We have a significant amount of outstanding indebtedness. As of December 31, 2014, we had $171.7 million of outstanding indebtedness.
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
In addition, we face competition from other segments of the gaming industry, including internet gambling, and state lotteries. There can be no assurance that new technologies or markets, such as legalized internet gambling, will not emerge that will increase these competitive pressures.
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
To expand into new jurisdictions, in most cases, we will need to be licensed, obtain approvals of our products and/or seek licensure of our officers, directors, major equity holders, key employees or business partners and potentially lenders. If we fail to obtain a license required in a particular jurisdiction for our games and gaming machines, hardware or software or have such license revoked, we will not be able to expand into, or continue doing business in, such jurisdiction. Any delays in obtaining or difficulty in maintaining regulatory approvals needed for expansion within existing markets or into new jurisdictions can negatively affect our opportunities for growth. In addition, the failure of our officers, directors, key employees or business partners or lenders to obtain or receive licenses in one or more jurisdictions may require us to modify or terminate our relationship with such officers, directors, key employees or business partners or forego doing business in such jurisdiction.
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
For the fiscal year ended December 31, 2014, we derived a significant amount of our revenue from participation agreements with Native American gaming operators. Because federally recognized Native American tribes are independent governments with sovereign powers, subject to the IGRA, Native American tribes can enact their own laws and regulate gaming operations and contracts. Native American tribes maintain their own governmental systems and often their own judicial systems and have the right to tax persons and enterprises conducting business on Native American lands. Native American tribes also often have the right to require licenses and to impose other forms of regulation and regulatory fees on persons and businesses operating on their lands. In the absence of a specific grant of authority by Congress, U.S. states may regulate activities taking place on Native American lands only if the Native American tribe has a specific agreement or compact with the state. Our contracts with Native American tribal customers normally provide that only certain provisions, if any, will be subject to the governing law of the state in which a Native American tribe is located. However, these choice-of-law clauses may not always be enforceable.
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
We entered the emerging Illinois VGT market in 2012. The Illinois VGT market is still developing and operates pursuant to a unique regulatory structure. For example, while the state legislature in Illinois has passed laws permitting VGT’s, municipalities and counties have the power to opt out of the VGT legislation and ban VGT’s in their respective municipality or unincorporated areas within their respective county or repeal bans if they already exist to allow VGT’s. As of the date of this Annual Report on Form 10-K, we believe approximately 151 municipalities and six counties have chosen to opt out of the VGT legislation and ban VGT’s in their respective municipality or unincorporated areas within their respective county. Furthermore, the City of Chicago is required to affirmatively allow VGT’s in order for establishments within Chicago to operate VGT’s on their premises since its ordinances currently prohibit VGT’s. As of the date of this Annual Report on Form 10-K, Chicago has not affirmatively allowed VGT’s and establishments within Chicago are not permitted to operate VGT’s on their premises. While we believe Chicago will allow VGT’s in the future, we cannot guarantee this will happen or that other municipalities or counties will not choose to opt out of the VGT legislation and ban VGT’s in their respective municipality or unincorporated areas within their respective county. We cannot guarantee that the Illinois VGT market will develop into a viable gaming market or that our business model will be as effective in the Illinois VGT market as we currently project or as effective as in other jurisdictions in which we operate. If the Illinois VGT market does not develop or our business model is not as effective as projected, we may not be able to capitalize on our investments in Illinois and our Illinois business may not be profitable.

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
We enter into agreements to provide financing for construction, expansion, or remodeling of gaming facilities, primarily in the State of Oklahoma, and also have agreements in other jurisdictions, such as Illinois, where we provide loans and advances to route operators to acquire location contracts and fund working capital. Under these agreements, we secure long-term contracts for game placements under either a revenue share or daily fee basis in exchange for the loans and advances. We may not, however, realize the anticipated benefits of any of these strategic relationships or financings as our success in these ventures is dependent upon the timely completion of the gaming facility, the placement of our gaming machines, and a favorable regulatory environment.
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
For the year ended December 31, 2014, 33% of our gaming revenue was derived from one customer and 65% of our revenue was generated from gaming operations in the state of Oklahoma.
For the year ended December 31, 2014, 65% of our total revenue was derived from gaming operations in Oklahoma, and 33% of our total gaming revenue was from one Native American gaming tribe in that state. The significant concentration of our revenue in Oklahoma means that local economic, regulatory and licensing changes in Oklahoma may adversely affect our business disproportionately to changes in national economic conditions, including adverse economic declines or slower economic recovery from prior declines. While we continue to seek to diversify the markets in which we operate, changes to our business, operations, game performance and customer relationships in Oklahoma, due to changing gaming regulations or licensing requirements, higher taxes, increased competition, declines in market revenue share percentages or otherwise, could have a material and adverse effect on or financial condition and results of operations. In addition, changes in our relationship with our largest customer, including a decrease in revenue share, removal of gaming machines or non-renewal of contracts, could have a material and adverse effect on our financial condition and results of operations.
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
Currently, all of our outstanding shares of common stock are owned by Apollo Gaming Holdings, L.P. Since our initial issuance of shares of our common stock to Apollo Gaming Holdings, L.P., we restructured our common stock into two classes: class A voting common stock (“Class A Shares”) and class B non-voting common stock (“Class B Shares”). On April 28, 2014, upon receipt of all required governmental regulatory approvals, Apollo Gaming Holdings, L.P. exchanged its 10,000,000 Class A Shares for 10,000,000 Class B Shares, and the Company issued 100 Class A Shares to AP Gaming VoteCo, LLC. The 100

Class A Shares issued to AP Gaming VoteCo, LLC, represent 100% of our voting interests. AP Gaming VoteCo, LLC is an entity owned and controlled by Marc Rowan and David Sambur. Messrs. Rowan and Sambur have the power to control our affairs and policies, the election of our board of directors, the appointment of management, the entering into of mergers, sales of substantially all of our assets and other material transactions.
So long as Messrs. Rowan and Sambur continue to control our Class A Shares and control the election of our board of directors, which currently consists of Mr. Sambur, they have the authority, subject to the terms of the agreements that govern our outstanding debt, to issue additional shares of stock, implement share repurchase programs, declare dividends, pay advisory fees and make other decisions, and they may have an interest in our doing so. Their interests could conflict with the interests of holders of our Class B Shares in material respects. Furthermore, Mr. Rowan is an affiliate of Apollo, which is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us, as well as businesses that represent major customers of our businesses. Accordingly, so long as Mr. Rowan continues to control our outstanding Class A Shares, Apollo’s interests could also conflict with our interests or the interests of holders of our Class B Shares in material respects.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 2. PROPERTIES.
We currently lease the following properties:

Location	Size
727 Overhead Drive, Oklahoma City, Oklahoma	60,000 sq. ft.
5475 S. Decatur Blvd., Las Vegas, Nevada	34,482 sq. ft.
6680 Amelia Earhart Court, Las Vegas, Nevada	23,153 sq. ft.
905 Irving Park Road, Itasca, Illinois	20,680 sq. ft.
1945 Pama Lane, Las Vegas, Nevada	16,714 sq. ft.
8810 Jane Street, Building B, Concord, Ontario, Canada	3,600 sq. ft.
2555 Marshall Road, Suite E, Biloxi, Mississippi	350 sq. ft.
Our leases for our facilities in Itasca, Illinois and in Oklahoma City, Oklahoma are set to expire in 2015. Our office lease in Concord, Ontario is set to expire in 2016. Our facilities in Biloxi, Mississippi are currently operating under a month-to-month lease. Our lease at Amelia Earhart Court, Las Vegas, which currently serves as our corporate offices, was terminated in January 2015, and we are currently in a month-to-month lease for this location until the build-out for the 5474 S. Decatur Blvd. property is complete. We plan to move into the S. Decatur Blvd., Las Vegas property when the building build-out is complete, which is expected to happen in April 2015. Our lease at the S. Decatur Blvd., Las Vegas property is set to expire in 2021. Our lease at the Pama Lane, Las Vegas property was assumed in connection with the acquisition of C2 Gaming. This lease is set to expire at the earlier of 12 months after we vacate the premises or the date the lessor receives a qualified offer to purchase the property as defined in the lease agreement for this location. We plan to vacate the Pama Lane property in 2015, when we consolidate our operations in the S. Decatur property. We currently do not own any real property.

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
Distributions
On April 28, 2014, upon receipt of all required governmental regulatory approvals, we exchanged 10,000,000 Class A Shares held by Apollo Gaming Holdings, L.P. for 10,000,000 Class B Shares, and we issued all of our Class A Shares to AP Gaming VoteCo, LLC. We have not made, and do not anticipate making in the foreseeable future, any distributions on our Class A Shares or Class B Shares. The agreements that govern our outstanding indebtedness, including the Senior Secured Credit Facilities, restrict our ability to declare or make distributions on our Class A Shares or Class B Shares, and our third amended and restated certificate of incorporation specifically prohibits holders of our Class A Shares from receiving dividends or any other distributions.

Recent Sales of Unregistered Securities
On August 30, 2013, in anticipation of our acquisition of AGS Capital, we issued 100 shares of our initial common stock to Apollo Gaming Holdings, L.P. See Item 1. “Business-The Acquisition.” 10,000,000 Class A Shares were subsequently issued to Apollo Gaming Holdings L.P. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act, as they were transactions by an issuer that did not involve a public offering of securities. On April 28, 2014, upon receipt of all required governmental regulatory approvals, we exchanged the 10,000,000 Class A Shares held by Apollo Gaming Holdings, L.P. for 10,000,000 Class B Shares, and we issued all 100 of our Class A Shares to AP Gaming VoteCo, LLC.
ITEM 6. SELECTED FINANCIAL DATA.
The Company, along with its subsidiaries shown in Item 1. “Business-Corporate Structure,” were formed for the purpose of acquiring 100% of the equity interests of AGS Capital, LLC. Accordingly, the selected financial data presented below has been derived from the data of the Company as of December 31, 2014 and 2013 and for the period from December 21, 2013 through December 31, 2013 (the “Successor Period”) and the data of the Predecessor for the period from January 1, 2013 through December 20, 2013 (the “Predecessor Period”) and as of and for the year ended December 31, 2012. The selected financial data of the Company presented below has been derived from the audited financial statements as of December 31, 2014 and 2013 and for the year ended December 31, 2014 and the Successor Period included elsewhere in this Annual Report on Form 10-K. The selected financial data of the Predecessor presented below for the Predecessor Period and for the year ended December 31, 2012 has been derived from the audited financial statements of the Predecessor included elsewhere in this Annual Report on Form 10-K. The selected financial data as of December 31, 2012 has been derived from our Predecessor’s 2012 audited financial statements, which are not included in this Annual Report on Form 10-K.
The selected financial data set forth below is qualified in its entirety by, and should be read in conjunction with, “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements, the notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K. The historical results set forth below do not indicate results expected for any future periods. Our future results of operations will be subject to significant business, economic, regulatory and competitive uncertainties and contingencies, some of which are beyond our control (amounts in thousands, except per share data):

	Successor		Predecessor
	Year ended December 31, 2014	Period December 21, 2013 through December 31, 2013	Period January 1, 2013 through December 20, 2013	Year ended December 31, 2012

Consolidated Statement of Operations Data:
Revenues	$72,140	$1,953	$56,461	$58,555
Loss from operations	(8,421)	(7,623)	(11,804)	(31,433)
Net loss	(28,376)	(8,156)	(42,176)	(41,198)
Total comprehensive loss	(28,087)	(8,157)	(42,144)	(41,142)
Basic and Diluted Earnings Per Share:
Net loss attributable to AP Gaming Holdco Inc.	(2.84)	(0.82)

	Successor		Predecessor
	As of December 31,		As of December 31,
	2014	2013	2012
Consolidated Balance Sheet Data:
Total assets	$256,152	$253,828	$125,567
Total liabilities	192,396	161,985	128,495
Total stockholders’ equity/member’s deficit	63,756	91,843	(2,928)
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
We are a leading designer and manufacturer of gaming products for the casino floor. The Company’s roots are in Class II gaming machines for the Native American gaming market with an emerging presence in a broad range of commercial markets in the United States. As of December 31, 2014, we had approximately 8,740 gaming machines in 20 U.S. states, with approximately 190 gaming facilities under revenue sharing agreements and approximately 50 facilities under fee per day agreements. The majority of our systems are used by Native American gaming operators in both Class II and Class III environments and the Illinois VGT market. Our products include electronic gaming machines, server-based systems and back-office systems that are used by casinos and other gaming locations. We currently derive substantially all of our gaming revenues from lease agreements whereby we place gaming machines and systems at a customer’s facility in return for either a share of the revenues that these machines and systems generate or a daily fee, which we collectively refer to as “participation agreements” and as our “participation model.” In addition, in the third quarter of 2014, we began manufacturing and developing table games products through the acquisitions of War Blackjack and other intellectual property related to table games products. We provide table games products, which include live table games and side bets to enhance our casino operators’ table games operations, to our licensed casino operators on a fixed monthly fee.
Business Outlook
During 2008 and 2009, and into 2010, the poor macro-economic environment had a negative impact on consumer discretionary spending. As a result, the U.S. gaming industry experienced its first ever year-over-year declines in gross gaming revenue in 2008 and 2009. While the recessionary pressures were felt in most markets, the core destination markets of the Las

Vegas Strip and Atlantic City were among the hardest hit due to the negative effects of both the recession and increased regional competition, while other commercial markets and the Native American markets were not as adversely impacted. During 2010, we began to see improvements in regional commercial gaming jurisdictions, which have continued through 2014.
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
        Because we conducted no business prior to December 20, 2013, we have presented the results of the Predecessor for the year ended December 31, 2012 for comparison purposes. We refer to the year ended December 31, 2013 results as the “2013 Combined Period,” derived from the summation of the results of AP Gaming for the Successor Period and AGS Capital for the

Predecessor Period. The discussion of our results of operations contains a comparison of our results for the year ended December 31, 2014, the results of the 2013 Combined Period and the results for the Predecessor for the year ended December 31, 2012. The application of accounting guidance related to business combinations did not materially affect the Company’s continuing operations; however the year ended December 31, 2014, 2013 Combined Period and year ended December 31, 2012 may yield results that are not fully comparable on a period-by-period basis, particularly with respect to depreciation, amortization, interest income and interest expense. The combined presentation does not comply with generally accepted accounting principles in the United States (“GAAP”) or with the rules of the SEC for pro forma presentation; however, it is presented because we believe it is the most meaningful comparison of our results between periods.
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
Acquisitions and Divestitures
Acquisition by AP Gaming Acquisition, LLC (Successor)
On September 16, 2013, we entered into an Equity Purchase Agreement (as subsequently amended and restated on December 3, 2013, the “Acquisition Agreement”) with AP Gaming Acquisition, LLC (“AP Gaming Acquisition”), an affiliate of Apollo, for approximately $220.5 million. The Acquisition Agreement provided for the acquisition of 100% of the equity of AGS Capital, LLC from AGS Holdings, LLC by funds affiliated with Apollo. The Acquisition was consummated on December 20, 2013. See Item 1. “Business—The Acquisition.”
C2 Gaming, LLC acquisition
On May 6, 2014, a wholly owned subsidiary of the Company entered into an agreement to purchase 100% of the equity of C2 Gaming, LLC (“C2 Gaming”) for $23.3 million in cash, subject to terms outlined in the Equity Purchase Agreement dated May 6, 2014 (“C2 Acquisition Agreement”). The acquisition was initially funded by a $10.0 million draw on our Revolving Facility and available cash on hand. The remaining purchase price of $11.5 million, which will be paid upon the satisfaction of certain milestones, which we expect to meet in 2015, is expected to be funded with either existing cash or existing availability on the Revolving Facility. $9.0 million of the remaining purchase price is related to the one-year payout which is due in May 2015. The remaining $2.5 million is related to contingent consideration subject to the satisfaction of certain milestones, including the submittal and approval of video slot platforms to various jurisdictions, which milestones we expect to meet in 2015. C2 Gaming is an innovative manufacturer and developer of slot machines based in Las Vegas, Nevada. We expect that the purchase will provide for the distribution of C2 Gaming’s platform and content to an increased number of markets in the United States.
Casino War Blackjack, Inc. acquisition
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
Bluberi Transaction (Predecessor)
On January 9, 2012, we entered into a definitive agreement (the “Definitive Agreement”) with Bluberi Gaming Technologies, Inc., pursuant to which the we agreed to terminate our existing distribution agreement with Bluberi (the “Existing Distribution Agreement”) and to purchase all of Bluberi’s right, title and interest in certain game titles covered by the Existing Distribution Agreement (the “Bluberi Transaction”). In connection therewith, we agreed to pay $22.8 million to Bluberi and to enter into a five-year service agreement with Bluberi for which we will pay Bluberi a $2.0 million servicing fee paid ratably over the term of the service agreement and a one-time $1.0 million performance-based bonus. According to the Definitive Agreement, $3.5 million was due to Bluberi upon execution of the Definitive Agreement and $19.3 million was due no later than February 28, 2012 subject to certain restrictions as defined. At our option, payment of the $19.3 million could be extended one month by paying $2.5 million no later than February 28, 2012 and could be extended an additional month by paying $2.5 million no later than March 31, 2012, with both payments applying to the $19.3 million balance. On March 27, 2012, an addendum to the Definitive Agreement was executed which eliminated the payment due on March 31, 2012 and replaced it with payments of $500,000 due March 30, 2012, April 6, 2012, April 13, 2012, April 20, 2012, and April 27, 2012. On May 11, 2012, we made our final payment in accordance with the Definitive Agreement and its addendum.
Results of Operations
The following tables set forth certain selected audited consolidated financial data for the periods indicated (in thousands):

	Successor		Predecessor
	Year ended December 31, 2014	Period from December 21, 2013 through December 31, 2013	Period from January 1, 2013 through December 20, 2013	Year ended December 31, 2012
Consolidated Statements of Operations:
Gaming revenue	$68,981	$1,953	$54,108	$54,029
Gaming revenue—other	—	—	795	3,763
Equipment sales	3,159	—	1,558	763
Total revenues	72,140	1,953	56,461	58,555
Operating expenses:
Gaming operating expenses	12,243	252	10,088	12,369
Cost of equipment sales	1,607	—	893	395
Loss on disposition of assets	1,936	—	395	451
General and administrative	22,708	867	16,092	14,350
Selling and marketing	3,530	58	3,206	3,443
Phantom unit compensation	—	—	543	654
Impairment of long lived assets	775	—	3,289	2,711
Impairment of intangibles	1,384	—	1,721	3,686
Impairment of goodwill	—	—	—	18,679
Write downs and other charges	2,973	7,469	4,378	3,664
Depreciation and amortization	33,405	930	27,660	29,586
Total operating expenses	80,561	9,576	68,265	89,988
Loss from operations	(8,421)	(7,623)	(11,804)	(31,433)
Interest expense	17,235	485	17,116	10,270
Interest income	(42)	—	(1,410)	(439)
Loss on debt retirement	—	—	14,661	—
Other expense (income)	573	(6)	5	(66)
Loss before income taxes	$(26,187)	$(8,102)	$(42,176)	$(41,198)
Year Ended December 31, 2014 compared to the Combined Year Ended December 31, 2013
Total Revenues
Total revenues were $72.1 million for the year ended December 31, 2014 compared to $58.4 million for the 2013 Combined Period, which represents an increase of $13.7 million, or 23.5%. Gaming revenues were $69.0 million for the year ended December 31, 2014 compared to $56.1 million for the 2013 Combined Period, which represents an increase of $12.9 million, or 23.0%. The increase in gaming revenue was partially a result of increased distribution of C2 Gaming platform and content after the acquisition of C2 Gaming, a new hold strategy implemented in certain jurisdictions, expansion of our operations into the Illinois market and a $3.8 million decrease in the accretion of lease incentives that were recorded as contra revenue for the 2013 Combined Period. At Acquisition, the lease incentives that existed at the Closing Date were ascribed no value in purchase accounting. The Company recognized only $58,000 in contra revenue from new lease incentives in the year ended December 31, 2014, compared to $3.9 million in contra revenue recognized in the 2013 Combined Period.

Operating Expenses
Gaming operating expenses. Total gaming operating expenses were $12.2 million for the year ended December 31, 2014 compared to $10.3 million for the 2013 Combined Period, which represents an increase of $1.9 million, or 18.4%. The increase is primarily due to an increase in recurring revenue. Additionally, gaming operating expenses as a percentage of gaming revenue, excluding contra revenue as a result of the lease incentives, was 17.7% for the year ended December 31, 2014 compared to 17.4% for the 2013 Combined Period.
General and administrative. General and administrative costs were $22.7 million for the year ended December 31, 2014, compared to $17.0 million for the 2013 Combined Period, which represents an increase of $5.7 million, or 33.5%. The increase is primarily due to a $2.5 million increase in legal fees and professional fees, a $0.5 million net increase in payroll due to increased headcount in Las Vegas offset by decreased headcount in Toronto, a $1.3 million increase in severance payments and a $0.6 million increase in sign-on and retention bonuses.
Selling and marketing. Selling and marketing costs were relatively consistent at $3.5 million and $3.3 million for the year ended December 31, 2014 and 2013 Combined Period, respectively.
Impairment of long-lived assets. Impairment of long-lived assets was $0.8 million for the year ended December 31, 2014, compared to $3.3 million for the 2013 Combined Period and represents impairment losses for obsolete gaming machines.
Impairment of intangibles. Impairment of intangibles was $1.4 million for the year ended December 31, 2014, related to the retirement of internally developed gaming titles that were discontinued, compared to $1.7 million for the 2013 Combined Period, primarily related to the write-off of a lease incentive paid to a customer.
Depreciation and amortization. Depreciation and amortization was $33.4 million for the year ended December 31, 2014 compared to $28.6 million for the 2013 Combined Period, which represents an increase of $4.8 million, or 16.8%. The increase is primarily due to the step-up in fair value attributed to the tangible and intangible assets recognized in connection with the Acquisition and a significant increase in intangible assets and gaming equipment as a result of the acquisition of C2 Gaming in May 2014.
Other Expense (Income), net
Interest expense. Interest expense was $17.2 million for the year ended December 31, 2014, and $17.6 million for the 2013 Combined Period, which represents a decrease of $0.4 million, or 2.3%. The decrease is primarily attributed to the decreased interest rate associated with the Term Loan Facility versus the debt of the Predecessor, partially offset by an increase in the outstanding principal balance at December 31, 2014, under the Term Loan Facility and Revolving Facility.
Interest income. Interest income was $42,000 for the year ended December 31, 2014 compared to $1.4 million for the 2013 Combined Period. The decrease in interest income was the result of notes receivable being retained by the Predecessor in connection with the Acquisition.
Combined Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Total Revenues
Total revenues were $58.4 million for the 2013 Combined Period compared to $58.6 million for the year ended December 31, 2012, which represents a decrease of $0.2 million, or 0.3%. Gaming revenues were $56.1 million for the 2013 Combined Period compared to $54.0 million for the year ended December 31, 2012, which represents an increase of $2.1 million, or 3.9%. The decrease in total revenue was primarily a result of the termination of a software license agreement on March 29, 2013; partially offset by the increase in gaming revenues. The increase in gaming revenue was primarily a result of transitioning from predominantly participation based revenue to more lease based revenue, including the addition of an entirely new lease market when we expanded our operations into Illinois.
Operating Expenses
Gaming operating expenses. Total gaming operating expenses were $10.3 million for the 2013 Combined Period compared to $12.4 million for the year ended December 31, 2012, which represents a decrease of $2.1 million, or 16.9%. The decrease in gaming operating expenses was primarily a result of the consummation of the Bluberi transaction in May 2012, which reduced Bluberi commissions by approximately $3.0 million in 2013 and $0.4 million capitalization of certain production costs during 2013 that did not occur in 2012; partially offset by an increase facility specific fees and commission fees.

Cost of equipment sales. Cost of equipment sales was $0.9 million for the 2013 Combined Period compared to $0.4 million for the year ended December 31, 2012, which represents an increase of $0.5 million, or 126.1%. The increase is due to an increase in equipment sales.
General and administrative. General and administrative costs were $17.0 million for the 2013 Combined Period compared to $14.4 million for the year ended December 31, 2012, which represents an increase of $2.6 million, or 18.1%. The increase is due to legal fees of $1.2 million related to an arbitration proceeding with a customer, legal fees of $0.4 million related to the filing of our registration statement, as well an increase in payroll costs; partially offset by a decrease in licensing fees related to initial licensing of new jurisdictions expensed in 2012.
Selling and marketing. Selling and marketing costs were relatively consistent at $3.3 million for the 2013 Combined Period and $3.4 million for the year ended December 31, 2012.
Phantom unit compensation. Phantom unit compensation expense was $0.6 million for the 2013 Combined Period compared to $0.7 million for year ended December 31, 2012, which represents a decrease of $0.1 million, or 17.0%. The expense represents the recognition of the change in the fair value of the phantom units that vested during the two periods.
Impairment of long lived assets. Impairment of long-lived assets represents an impairment loss for obsolete gaming machines. The impairment charge was $3.3 million for the 2013 Combined Period compared to $2.7 million for the year ended December 31, 2012, which represents an increase of $0.6 million, or 22.2%.
Impairment of intangibles. Impairment of intangibles was $1.7 million for the 2013 Combined Period compared to $3.7 million for the year ended December 31, 2012, which represents a decrease of $2.0 million, or 54.1%. The 2013 Combined Period amount relates to a lease incentive associated with a long-term lease with a gaming operator in Illinois entered into in 2010 for which the lease was amended in September 2013. The 2012 amount related to adjusting our net carrying value of the cashless gaming system licenses required to operate certain gaming machines. The remaining amount related to customer agreements and internally developed software associated with a licensing agreement held by AGS Toronto, which we terminated in March 2013.
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
Depreciation and amortization. Depreciation and amortization was $28.6 million for the 2013 Combined Period compared to a $29.6 million for the year ended December 31, 2012, which represents a decrease of $1.0 million, or 3.4%.
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

Liquidity and Capital Resources
We expect that primary ongoing liquidity requirements for the year ended December 31, 2015 will be for operating capital expenditures of between $15 million and $25 million, working capital, debt servicing, game development and other customer acquisition activities. We expect to finance these liquidity requirements through a combination of cash on hand and cash flows from operating activities.
Part of our overall strategy includes consideration of expansion opportunities and acquisition and other strategic opportunities that may arise periodically. We may require additional funds in order to execute on such strategic growth, and may incur additional debt or issue additional equity to finance any such transactions. We cannot assure you that we will be able to obtain such debt or issue any such additional equity on acceptable terms or at all.
As of December 31, 2014, we had $10.7 million in cash and cash equivalents and $171.7 million of outstanding indebtedness, which consisted of $153.5 million of outstanding indebtedness under our Term Facility, $10.0 million outstanding under our Revolving Facility and $8.2 million in other long-term debt agreements. As of December 31, 2013, we had $21.7 million in cash and cash equivalents and $161.5 million of outstanding indebtedness, which consisted of $156.0 million of outstanding indebtedness under Term Facility and $5.5 million in notes payable related to the Acquisition. At December 31, 2013, we had no amounts drawn on our Revolving Facility.
Long-Term Debt
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
The proceeds of the Term Facility were used by the Borrower, together with the proceeds of the equity contribution and other sources of funds, to pay the consideration for the Acquisition, to refinance the Company’s existing credit facilities and to pay the costs and expenses of the Acquisition and other related transactions. The proceeds of the Revolving Facility, of which $15.0 million was available as of December 31, 2014, will be used by the Borrower from time to time for general corporate purposes and other purposes agreed to with the lenders. In May 2014, the Company drew $10.0 million on the Revolving Facility, the proceeds of which were used to partially finance the purchase of C2 Gaming. The Company intends to pay the remaining balance of the purchase price for C2 Gaming equal to approximately $11.5 million, either through available cash on hand or the remaining availability on the Revolving Facility. We believe the remaining availability on our Revolving Facility, as well as expected positive future cash flows, will be sufficient to meet our short-term and long-term liquidity requirements.
The Term Facility will mature on the seventh anniversary of the Closing Date, and the Revolving Facility will mature on the fifth anniversary of the Closing Date. The Term Facility requires scheduled quarterly payments in amounts equal to 0.25% of the original aggregate principal amount of the term loans, with the balance due at maturity. Borrowings under the Term Facility bear interest at a rate equal to, at the Borrower’s option, either LIBOR or the base rate, subject to an interest rate floor plus an applicable margin rate. Borrowings under the Revolving Facility bear interest at a rate equal to, at the Borrower’s option, either LIBOR or the base rate, plus an applicable margin rate. In addition, on a quarterly basis, the Borrower is required to pay each lender under the Revolving Facility a commitment fee in respect of any unused commitments thereunder at a rate of 0.50% per annum. As of December 31, 2014, $10.0 million was outstanding under the Revolving Facility. In the first quarter of 2015, the Company drew an additional $1.0 million under the Revolving Facility. The Company can draw all of the amounts available under the Revolving Facility without violating any debt covenants.
The Senior Secured Credit Facilities are guaranteed by AP Gaming Holdings, the Borrower’s material, wholly owned domestic subsidiaries (subject to certain exceptions) and AP Gaming NV, LLC, and are secured by a pledge by AP Gaming Holdings of the Borrower’s equity interest directly held by AP Gaming Holdings and a pledge of substantially all of the existing and future property and assets of the Borrower and the subsidiary guarantors and AP Gaming NV, LLC, subject to certain exceptions. The Senior Secured Credit Facilities require that the Borrower maintain a maximum net first lien leverage ratio set at a maximum of 5.5 to 1 beginning with the first quarter ending June 30, 2014. The Senior Secured Credit Facilities contain limitations on additional indebtedness, guarantees, incurrence of liens, investments and distributions, as defined. The Senior Secured Credit Facilities also contain customary events of default included in similar financing transactions, including, among others, failure to make payments when due, default under other material indebtedness, breach of covenants, breach of representations and warranties, involuntary or voluntary bankruptcy, and material judgments. The Company was in compliance with the covenants of the Senior Secured Credit Facilities at December 31, 2014.

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
In January 2014, we entered into a financing agreement to purchase certain gaming devices and/or systems and related equipment in the amount of $2.7 million. The agreement requires monthly payments commencing 90 days from the date of delivery with a term of 36 months at an annual fixed interest rate of 7.5%.
There were no material changes to the Company’s contractual obligations outside of the ordinary course of business during the year ended December 31, 2014. Based on our current business plan, we believe that our existing cash balances, cash generated from operations and availability under the Revolving Facility will be sufficient to meet our anticipated cash needs for at least the next twelve months. As of December 31, 2014 we are in compliance with the Senior Secured Credit Facilities, including the maximum net first lien leverage ratio. However, our future cash requirements could be higher than we currently expect as a result of various factors. Our ability to meet our liquidity needs could be adversely affected if we suffer adverse results of operations, or if we violate the covenants and restrictions to which we are subject under the credit facility. Additionally, our ability to generate sufficient cash from our operating activities is subject to general economic, political, regulatory, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under our existing credit facility in an amount sufficient to enable us to pay our service or repay our indebtedness or to fund our other liquidity needs, and we may be required to seek additional financing through credit facilities with other lenders or institutions or seek additional capital through private placements or public offerings of equity or debt securities.
The following table summarizes our historical cash flows (in thousands):

	Successor		Predecessor
	Year ended December 31, 2014	Period from December 21, 2013 through December 31, 2013	Period from January 1, 2013 through December 20, 2013	Year ended December 31, 2012
Cash Flow Information:
Net cash provided by (used in) operating activities	$12,482	$(8,626)	$9,014	$17,940
Net cash used in investing activities	(33,922)	(216,302)	(27,018)	(50,867)
Net cash provided by financing activities	9,860	243,448	14,323	28,806
Effect of exchange rates on cash and cash equivalents	518	(49)	407	(121)
(Decrease) increase in cash and cash equivalents	$(11,062)	$18,471	$(3,274)	$(4,242)
Operating activities
The Company has historically produced a loss from operations due mainly to the capital nature of the business and the resulting depreciation and amortization expense. For the year ended December 31, 2014, cash provided by operating activities was $12.5 million, which compared to $0.4 million for the 2013 Combined Period, representing an increase of $12.2 million in cash provided by operating activities. The increase is primarily due to a decrease of $10.0 million in loss from operations excluding non-cash expenses and an increase of $2.3 million as a result of changes in net working capital. Net cash provided by operating activities was $9.0 million for the Predecessor Period compared to $17.9 million for the year ended December 31, 2012, representing a decrease of $8.9 million. The decrease is primarily due to a decrease in income from operating activities, excluding non-cash expenses, and a payment of $2.1 million on the Phantom unit plan offset by a $4.3 million increase in working capital.
Investing activities
Net cash used in investing activities for the year ended December 31, 2014 was $33.9 million compared to $243.3 million for the 2013 Combined Period, representing a decrease of $209.4 million. The decrease was primarily due to $215.0 million in cash paid for the Acquisition in the Successor Period and a decrease of $11.7 million in purchases of gaming equipment, vehicles and other equipment, partially offset by $11.8 million in cash paid for the C2 Gaming acquisition in 2014 and an increase of $4.9 million in purchases of intangible assets. Net cash used in investing activities for the Predecessor Period was $27.0 million compared to $50.9 million during the year ended December 31, 2012, representing a decrease of $23.9 million. The decrease is primarily due to a decrease in purchases of intangible assets of $18.6 million, as $19.9 million was spend last year on the Bluberi transaction, and a reduction in advances to customers of $6.0 million offset by an increase in software development of $0.8 million.
Financing activities
Net cash provided by financing activities for the year ended December 31, 2014 was $9.9 million compared to $257.8 million for the 2013 Combined Period, representing a $247.9 million decrease. The decrease was primarily due to a decrease of $140.4 million in borrowings, a decrease of $144.1 million in capital contributions from members and a $100.0 million decrease in proceeds from issuance of common stock, partially offset by a decrease in debt payments of $128.0 million and a decrease in payments of deferred loan costs of $7.2 million. Net cash provided by financing activities for the Predecessor Period was $14.3 million compared to $28.8 million provided by financing activities during the year ended December 31, 2012, representing a decrease of $14.5 million. The decrease in net cash provided by financing activities was primarily due to a significant decrease of approximately $109.8 million in borrowing in the Predecessor Period compared to 2012 offset by a member contribution of $144.1 million in the Predecessor Period compared to a $50.7 million member contribution in 2012.
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
Revenue Recognition
Gaming Revenue
Gaming revenue is of a recurring nature and is generated by providing customers with gaming terminals, gaming terminal content licenses and back-office equipment, which are collectively referred to as gaming equipment, under participation arrangements. These participation arrangements are accounted for as operating leases pursuant to Accounting Standards Codification (“ASC”) 840, Leases. These arrangements are considered to be leases, as the agreements convey the right to use the equipment (i.e. gaming machines and related integral software) for a stated period of time. Under these arrangements, we retain ownership of the gaming equipment installed at customer facilities and receive revenue based on either a percentage of the win per day generated by the gaming equipment or a daily fee. The majority of our leases require us to provide maintenance throughout the entire term of the lease. In some cases, a performance guarantee exists that, if not met, requires us to replace or remove the gaming machines from the customer’s floor. Whether contractually required or not, we develop and provide new gaming titles throughout the life of the lease. Certain arrangements require a portion of the facilities’ win per day to be set aside to be used to fund facility-specific marketing, advertising, promotions and service. These amounts are offset against revenue. Gaming revenue is also derived from the licensing of table games content and is earned and recognized based on a fixed monthly rate.
Gaming Revenue - other
Licensing revenue represents the licensing of our trademarked title names to a single company in the sweepstakes phone card business. We recognized revenue when earned. This agreement was terminated in the first quarter of 2013.

Equipment Sales
Revenues from the stand-alone product sales or separate accounting units are recorded when:

•	Pervasive evidence of an arrangement exists;

•	The sales price is fixed and determinable;

•	Delivery has occurred and services have been rendered; and

•	Collectability is probable.

Equipment sales are generated from the sale of gaming machines and licensing rights to game content software that is installed in the gaming machine, parts, and other ancillary equipment. Also included within the deliverables are delivery, installation and training, all of which occur within a few days of arriving at the customer location. Gaming equipment sales do not include maintenance beyond a standard warranty period. The recognition of revenue from the sale of gaming devices occurs as title and risk of loss have passed to the customer and all other revenue recognition criteria have been satisfied. As the combination of game content software and the tangible gaming device function together to deliver the product’s essential functionality, revenue from the sale of gaming devices is recognized under general revenue recognition guidance.
Notes Receivable and Development Agreements
We enter into development agreements to provide financing for new tribal gaming facilities or for the expansion of existing facilities. The agreements generally come in two forms. The first is in the form of a loan. Interest income is recognized on the repayment of the notes based on the stated rate or, if not stated explicitly in the development agreement, on an imputed interest rate. If the stated interest rate is deemed to be other than a market rate or zero, a discount is recorded on the note receivable as a result of the difference between the stated and market rate and a corresponding intangible is recorded. The intangible is recognized in the financial statements as a contract right under development agreement and amortized as a reduction in revenue over the term of the agreement (Assumption #1). The second is in the form of an advance that is not expected to be repaid. These advances are accounted for as customer rights and amortized over the term of the agreement as a reduction in revenue. In both scenarios, the customer commits to a fixed number of gaming terminal placements in the facility, and we receive a fixed percentage of those gaming terminals’ win per day over the term of the agreement or a daily fee per gaming terminal. Certain agreements contain performance standards for the gaming terminals that could allow the facility to reduce a portion of the guaranteed floor space. In the event a portion of the guaranteed floor space is reduced, we would reduce the associated intangible asset. Interest income related to notes receivable is recorded as interest income in the accompanying consolidated statement of operations and comprehensive loss.
Generally, we utilize the term of a contract to amortize the intangible assets associated with development agreements. We review the carrying value of these contract rights at least annually, or whenever changes in circumstances indicate the carrying value of these assets may not be recoverable. While we believe that the estimates and assumptions used in evaluating the carrying value of these assets are reasonable, different assumptions could materially affect either the carrying value or the estimated useful lives of the contract rights.
We accrue interest, if applicable, on our notes receivables per the terms of the agreement. Interest is not accrued on past due notes receivable, or individual amounts that we have determined and specifically identified as not collectible. We will resume accruing interest to the extent payments are being received and collectability is determined to be highly probable.
We assess the impairment of notes whenever events or changes in circumstances indicate the carry value may not be realized. Impairment is measured based on the present value of the expected future cash flows and is recorded as bad debt expense in the period of assessment (Assumption #2). Pursuant to the Acquisition Agreement, notes receivable were retained by AGS Holdings on the Closing Date.
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
Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts related to our accounts receivable and notes receivable deemed to have a high risk of collectability. We review our accounts receivable and notes receivable on a monthly basis to determine if any receivables will potentially be uncollectible. We analyze historical collection trends and changes in our customers’ payment patterns, customer concentration and credit worthiness when evaluating the adequacy of our allowance for doubtful accounts (Assumption #1). A large percentage of receivables are with Native American tribes that have their reservations and gaming operations in the state of Oklahoma, and we have concentrations of credit risk with several tribes. We include any receivable balances that are determined to be uncollectible in our overall allowance for doubtful accounts. Changes in our assumptions or estimates reflecting the collectability of certain accounts could materially affect our allowance for both trade and notes receivable.
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
Inventories
Inventories consist primarily of parts and supplies that are used to repair and maintain machinery and equipment. Inventories are stated at the lower of cost or market. Cost of inventories is determined using the first-in, first-out (“FIFO”) method for all components of inventory. We regularly review inventory quantities and update estimates for the net realizable value of inventories. This process includes examining the carrying values of parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose). Some of the factors involved in this analysis include the overall levels of the inventories, the current and projected sales levels for such products (Assumption #1), the projected markets for such products and the costs required to sell the products, including refurbishment costs. Changes in the assumptions or estimation could materially affect the inventory carrying value.
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
Gaming Equipment, Vehicles and Other Equipment
The cost of gaming equipment, consisting of gaming machines, file servers and other support equipment as well as vehicles and other equipment, is depreciated over their estimated useful lives, using the straight-line method for financial reporting. Repairs and maintenance costs are expensed as incurred. We routinely evaluate the estimated lives used to depreciate assets (Assumption #1). We measure recoverability of assets to be held and used by comparing the carrying amount of an asset to future cash flows expected to be generated by the asset (Assumption #2). Our policy is to impair, when necessary, excess or obsolete gaming terminals on hand that we do not expect to be used. Impairment is based upon several factors, including estimated forecast of gaming terminal demand for placement into casinos.
Assumptions/Approach used for Assumption #1: The carrying value of the asset is determined based upon management’s assumptions as to the useful life of the asset, where the assets are depreciated over the estimated life on a straight line basis.

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
Intangible Assets, other than goodwill
We group our definite-lived intangible assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We group our identifiable intangible assets and review them for impairment according to the groupings below:

•
Definite-lived trade name - this intangible relates to the “Gambler’s Choice” trade name that was recognized in purchase accounting in connection with the Acquisition. The Company amortizes this trade name over an estimated useful life of 7 years using the straight line method. Our impairment analysis incorporates future expected revenues and cash flows of gaming titles operated under the Gambler’s Choice trade name in comparison to the underlying net book value of the trade name.

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

•
Customer agreements and relationships – these intangibles represent either the cash advances to customers that are not expected to be repaid in exchange for a fixed number of gaming terminal placements in the customer’s facility or the value that has been assigned to the customer agreements as a result of acquisitions. We receive a fixed percentage of those gaming terminals’ win per day over the term of the agreement or a daily fee per gaming terminal. Customer agreements are amortized either over the term of the agreement or the expected life of the customer agreement as a reduction in revenue. Our impairment analysis incorporates the reviewing future expected revenues and cash flows with these related customer under the respective contracts in comparison to the underlying net book value of the associated intangible.

•
Third-party licenses – these intangibles represent the rights to license third party gaming titles that the Company has purchased for use in its gaming terminals. Third-party licenses are amortized to operating expense over the shorter of the term of the license or the expected life of the titles, whichever is shorter. Our impairment analysis incorporates the future expected revenues and cash flows of the title or gaming titles in comparison to their underlying net book value of the associated intangible.

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

•
Acquired intellectual property – these intangibles represent the acquisition of intellectual property related to several table games patents and the platform and titles acquired through the acquisition of C2 Gaming. These costs are amortized over the shorter of the expected life of the patent or the period the patent is legally enforceable using the strait-line method. Our impairment analysis incorporates the reviewing of the future expected revenues and cash flows of the table game titles associated with the patents in comparison to their underlying net book value of the associated intangible.

The Company reviews its definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Examples of such events or changes in circumstances include the following:

•	Definite-lived trade name – other than temporary decreases in revenue and cash flows associated with a gaming title or group operated under the Gambler’s Choice trade name.

•
Contract rights under development agreements and customer agreements – (1) other than temporary decrease in revenue and cash flows associated with a particular customer (2) reduction in amount of gaming terminal placements in the customer’s facility.

•	Customer agreements and relationships – other than temporary decreases in revenue and cash flows associated with related customers under respective contracts.

•	Third-party licenses – other than temporary decreases in revenue and cash flows associated with a gaming title or group of gaming titles.

•	Internally developed gaming software – other than temporary decreases in revenue and associated cash flow associated with specific internally developed gaming titles.

•	Purchase software – other than temporary decreases in revenue and associated cash flow associated with a specific gaming terminal.

•	Acquired intellectual property – other than temporary decreases in revenue and associated cash flow associated with licensed table games titles.
Impairment is reviewed at a minimum once a quarter. When the estimated undiscounted cash flows are not sufficient to recover the intangible assets’ carrying amount, an impairment loss is measured to the extent the fair value of the asset is less than its carrying amount (Assumption #1). The Company recognized an impairment charge of $1.4 million for the year ended December 31, 2014. The Predecessor recognized an impairment charge of $1.7 million and $3.7 million for the Predecessor Period and the year ended December 31, 2012, respectively.
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
The “American Gaming Systems” trade name has an indefinite useful life. We do not amortize the indefinite lived trade name, but instead test for possible impairment at least annually or when circumstances warrant. We perform a qualitative assessment to determine if it is more likely than not that the fair value of the asset is less than its carrying amount. If we believe, as a result of our qualitative assessment, that it is more likely than not that the fair value of the asset is less than its carrying amount, the quantitative impairment test is required. We performed a qualitative assessment of the “American Gaming Systems” trade name as of October 1, 2014, and determined that it is not more-likely-than-not that the fair value of the “American Gaming Systems” trade name is less than its carrying value; therefore no further impairment testing was performed.
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
Goodwill
The excess of the purchase price of entities that are considered to be purchases of businesses over the estimated fair value of the assets acquired and the liabilities assumed is recorded as goodwill. The Company has the option to begin with a qualitative assessment, commonly referred to as Step 0, to determine whether it is more-likely-than-not that the reporting units fair value is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as the general economic environment, industry and market conditions, changes in key assumptions used since the most recently performed valuation and overall financial performance of the reporting units. If the Company determines the reporting unit is not at risk of failing the qualitative assessment no impairment testing is required. If the Company determines that it is at risk of failing the qualitative assessment, the Company is required to perform an annual goodwill impairment review, and depending upon the results of that measurement, the recorded goodwill may be written down and charged to income from operations when its carrying amount exceeds its estimated fair value. We performed a qualitative assessment, Step 0, of goodwill as of October 1, 2014, and determined that it is not more-likely-than-not that the Company’s reporting unit’s fair value is less than its carrying value; therefore no further impairment testing was performed.
During 2014, the Company voluntarily changed the date of its annual goodwill and other indefinite-lived intangible asset impairment testing from the last day of the third quarter (September 30) to the first day of the fourth quarter (October 1). This voluntary change is preferable as it provides the Company with additional time to complete its annual goodwill and indefinite-lived intangible asset impairment testing in advance of reporting deadlines. The voluntary change in accounting principle related to the annual testing day will not delay, accelerate or avoid an impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require the application of significant estimates and assumptions with the use of hindsight. Accordingly, goodwill is reviewed for possible impairment annually on October 1 of each year or more frequently whenever events or changes in circumstances indicate that the carrying value may not be recoverable, such as a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, or a loss of key personnel (Assumption #1).
In connection with the Acquisition, the Company recorded $63.9 million of goodwill. The Company recorded an additional $13.7 million of goodwill related to the acquisition of C2 Gaming.
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

Costs of Computer Software
Internally developed gaming software represents our internal costs to develop gaming titles to utilize on our gaming terminals. Internally developed gaming software is accounted for under FASB ASC Topic 985-20, Costs of Software to Be Sold, Leased or Marketed, and is stated at cost, which is amortized over the estimated useful lives of the software, generally using the straight-line method (Assumption #1). Software development costs are capitalized once technological feasibility has been established and are amortized when the software is placed into service. Generally, the computer software we develop reaches technological feasibility when a working model of the computer software is available. Any subsequent software maintenance costs, such as bug fixes and subsequent testing, are expensed as incurred. Discontinued software development costs are expensed when the determination to discontinue is made. Software developments costs are amortized over the expected life of the title or group of titles, if applicable, to amortization expense.
On a quarterly basis, or more frequently if circumstances warrant, we compare the net book value of our internally developed computer software to the net realizable value on a title or group of title basis. The net realizable value is determined based upon certain assumptions, including the expected future revenues and net cash flows of the gaming titles or group of gaming titles utilizing that software, if applicable (Assumption #2).
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
Research and Development
We conduct research and development activities primarily to develop new gaming platforms and gaming content. These research and development costs consist primarily of salaries and benefits and are expensed as incurred. Once the technological feasibility of a project has been established, capitalization of development costs begins until the product is available for general release. Research and development expenses are included as a component of general and administrative expense.
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

Contractual Obligations
The following table contains information on our contractual obligations and commitments as of December 31, 2014 (in thousands):

		Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Long term debt	$171,692	$2,495	$4,385	$13,100	$151,712
Estimated interest payment	88,316	14,461	28,526	27,780	17,549
Operating leases	5,291	803	1,590	1,653	1,245
Total	$265,299	$17,759	$34,501	$42,533	$170,506
Estimated interest payments on our debt as of December 31, 2014 are based on principal amounts outstanding, the stated interest rate as of December 31, 2014 and required principal payments through the maturity of the debt. An assumed 1% increase in variable interest rates would cause our annual interest cost to increase by approximately $0.4 million, giving effect to our 1% LIBOR floor plus the applicable margin rate.
Recently Issued Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. These amendments in this ASU are effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. The adoption of this standard by the Company on January 1, 2014 had no material impact on the Company’s consolidated financial statements.
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
In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods beginning after December 15, 2015. Earlier adoption is permitted. The Company is currently evaluating the provisions of ASU 2014-12 and assessing the impact on its financial position, results of operations or cash flows.
In August 2014, the FASB issued an accounting standards update that requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, consolidated in the aggregate, indicate that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Currently, there is no guidance in U.S. GAAP for management's responsibility to perform an evaluation. Under the update, management’s evaluation is to be performed when preparing financial statements for each annual and interim reporting period and based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The Company will adopt this standard effective January 1, 2017. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer(“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
At the time that our Annual Report on Form 10-K for the year ended December 31, 2013 was filed on March 31, 2014, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2013. Subsequent to these evaluations, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2013, March 31, 2014, June 30, 2014 and September 30, 2014 because of a material weakness in our internal control over financial reporting, as described below.
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
While the deficiency in this instance did not result in a material misstatement of our financial statements (as discussed in Note 6 to the consolidated financial statements), it was possible there could have been a material misstatement if the control deficiency was not remediated. Accordingly, management determined this control deficiency represented a material weakness in our internal controls over financial reporting that has been remediated as of December 31, 2014, through the efforts described below.
Except as disclosed above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation Efforts to Address Material Weakness
To remediate the material weakness in our internal control over financial reporting described above, we developed and implemented new control procedures, which included among other things supplementing our financial reporting group with additional personnel, regarding our accounting for the operating leases of gaming machines. In accordance with the Company’s internal control process, the material weakness designation cannot be closed until the remediation processes have been operational for a certain period of time and successfully tested. As of December 31, 2014, management concluded the remedial efforts have been operating effectively for an acceptable period of time and have been successfully tested.
As we continue to evaluate and work to enhance internal controls over financial reporting, we may determine that additional measures should be taken to address this or other control deficiencies, and/or that we should modify the remediation plan described above. We have concluded that the financial statements and other financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for an assessment of the effectiveness of internal control over financial reporting; as such items are defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance that our financial reporting and preparation of financial statements is reliable and in accordance with generally accepted accounting principles.
Our policies and procedures are designed to provide reasonable assurance that transactions are recorded and records maintained in reasonable detail as necessary to accurately and fairly reflect transactions and that all transactions are properly authorized by management in order to prevent or timely detect unauthorized transactions or misappropriation of assets that could have a material effect on our financial statements. Management is required to base its assessment on the effectiveness of our internal control over financial reporting on a suitable, recognized control framework. Management has utilized the criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of internal control over financial reporting.
Our management has performed an assessment according to the 2013 Internal Control-Integrated Framework established by COSO. Based on the assessment, management has concluded that our system of internal control over financial reporting, as of December 31, 2014, is effective. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
An attestation report of the Company’s independent registered public accounting firm is not included as non-accelerated filers are exempt from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002.
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Set forth below are the names, ages, positions, and biographical information of the executive officers of AGS Capital and the executive officers and director of the Company.
AGS Capital

Name	Age	Position
David Lopez	40	Chief Executive Officer
Kimo Akiona	41	Chief Financial Officer
Ken Bossingham	50	Chief Operating Officer
Victor Gallo	48	General Counsel, Compliance Officer and Vice President, Regulatory Affairs
AP Gaming

Name	Age	Position
David Lopez	40	Chief Executive Officer, President and Secretary
Kimo Akiona	41	Treasurer
David Sambur	34	Director
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
Kimo Akiona. Mr. Akiona was appointed to serve as Treasurer of AP Gaming and Chief Financial Officer of the Company’s primary operating entity, AGS, LLC, on February 23, 2015. Mr. Akiona, age 41, most recently served as Senior Vice President and Corporate Controller of SHFL entertainment Inc. / Bally Technologies, Inc. Mr. Akiona joined SHFL entertainment Inc. in December 2005 and held various positions within the organization's finance and accounting department during his tenure, including Vice President and Corporate Controller and Director of SEC Reporting. Mr. Akiona is a graduate of University of Nevada, Las Vegas with a B.S. in Business Administration with a concentration in accounting.
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
ITEM 11. EXECUTIVE COMPENSATION.
Summary Compensation Table
The following table discloses compensation for our fiscal years ending December 31, 2014 and 2013 received by Messrs. Lopez, Miodunski, Mayer and Bossingham, each of whom was a “named executive officer” during Fiscal 2014.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(4)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(5)	Total ($)
David Lopez President, Chief Executive Officer and Secretary (1)	2014	446,154	—	500,000	1,859,899	438,909	13,849	$3,258,811
Robert Miodunski, Former President and Chief Executive Officer (2)	2014	28,846	—	—	—	—	28,680	$57,526
	2013	340,385	—	—	—	834,000	—	$1,174,385
Curt Mayer, Chief Financial Officer (3)	2014	275,000	—	—	243,750	100,000	13,059	$631,809
	2013	275,000	—	—	—	315,000	11,331	$601,331
Ken Bossingham, Chief Operating Officer	2014	300,000	—	—	243,750	131,673	17,404	$692,827
	2013	268,846	180,000	—	—	375,000	6,923	$830,769

(1)	Mr. Lopez was appointed as our President, Chief Executive Officer and Secretary on February 14, 2014.

(2)	Mr. Miodunski retired as our President and Chief Executive Officer effective January 30, 2014

(3)	Mr. Mayer resigned from the Company effective March 11, 2015.

(4)
These columns reflect the aggregate grant date fair value of the awards computed in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718 (disregarding any risk of forfeiture assumptions). For a discussion of the relevant valuation assumptions, See Note 16 to the Consolidated Financial Statements included in this Form10-K.

(5)	For Mr. Miodunski, amounts represent vacation payout in connection with his resignation. For the other named executive officers, amounts represent the Company’s matching under our 401(k) Plan.
Employment Agreements with Named Executive Officers
David Lopez
On April 28, 2014, the Company entered into an employment agreement with David Lopez to serve as President and Chief Executive Officer of AGS Capital, LLC, a subsidiary of the Company, effective as of February 3, 2014. The agreement extends for an initial term of three years, until the third anniversary of February 3, 2014, and shall thereafter be automatically extended for successive one-year periods, unless either party provides written notice of non-renewal at least 90 days prior to the expiration of the initial term or any extended term. Pursuant to the Employment Agreement, Mr. Lopez’s annual base salary shall be no less than $500,000 and Mr. Lopez shall be eligible to receive an annual performance-based bonus, with an annual target bonus opportunity of $500,000.
Robert Miodunski
On June 2, 2010, we entered into an employment agreement with Mr. Robert Miodunski, pursuant to which he was appointed Chairman of the Advisory Board and Interim President / Chief Executive Officer of AGS. Mr. Miodunski’s employment agreement was amended November 28, 2011 and again on March 21, 2013 to change his position to President/Chief Executive Officer of AGS and Chairman of the Advisory Board until the earlier of his four-year anniversary with AGS, the hiring of a new President/CEO (at which time he would remain as Chairman) or a change in control of ownership of AGS. Mr. Miodunski’s annual base salary is $450,000 and he is eligible for an annual bonus to be paid in cash based on our attainment of financial results and earnings targets. Mr. Miodunski also received a one-time signing bonus of $100,000, to be credited against his bonuses earned, if any, in either 2010 or 2011. In accordance with his employment agreement, Mr. Miodunski was granted phantom equity units, which vested in conjunction with the Acquisition and were paid out in full during the Predecessor Period. Effective April 1, 2013, Mr. Miodunski adopted a three-day work schedule, and his base salary was pro-rated accordingly to $300,000 per year. His annual performance bonus potential was also reduced pro rata by 60%. As noted above, Mr. Miodunski retired as our President and Chief Executive Officer effective January 30, 2014. Mr. Miodunski entered into a consulting agreement with the Company, effective January 30, 2014, pursuant to which he will provide consulting services for a minimum period of six months and thereafter until either party provides 30 days advanced written notice. Mr. Miodunski will be paid a monthly consulting fee equal to $18,050 per month that he provides such consulting services.
Curt Mayer
On June 23, 2011, we entered into an employment agreement with Mr. Curt Mayer, pursuant to which he was appointed Chief Financial Officer. Mr. Mayer’s employment agreement was amended on March 18, 2013 to, among other things, increase his severance to nine months base salary. Mr. Mayer’s annual base salary was $275,000 and he was eligible for an annual bonus to be paid in cash based on our attainment of financial results and earnings targets. In accordance with his employment agreement, Mr. Mayer was granted profits interests that represent a percentage of the gains in equity value of the Company in the event of a sale. These interests vested in connection with the Acquisition and were paid out in full during the Predecessor Period. As noted above, Mr. Mayer resigned from the Company effective March 11, 2015.
Ken Bossingham
On December 13, 2012, we entered into an employment agreement with Mr. Ken Bossingham, pursuant to which he was appointed Chief Operating Officer. Mr. Bossingham’s base salary is $300,000 and he is eligible for an annual bonus to be paid in cash based on our attainment of financial results and earnings targets. Mr. Bossingham also received a one-time signing bonus of $180,000. In accordance with his employment agreement, Mr. Bossingham was granted profits interests that represent a percentage of the gains in equity value of the Company in the event of a sale. These interests vested in connection with the Acquisition and were paid out in full during the Predecessor Period.
Cash Bonuses
We maintain a 2014 Management Incentive Plan (“MIP”), filed as exhibit 10.1 in this annual report on Form 10-K, pursuant to which participants are eligible to earn annual cash bonuses based on our attainment of financial results and earnings targets. The following chart illustrates the target and maximum bonuses payable to our named executive officers under the 2014 MIP. For actual bonus amounts earned, which will be paid in April 2015, refer to the Summary Compensation Table above in the column titled “Non-Equity Incentive Plan Compensation.”

	Target ($)	Maximum ($)
David Lopez	$500,000	$1,000,000
Curt Mayer	$137,500	$275,000
Ken Bossingham	$150,000	$300,000

Equity Awards
The following table reflects the equity awards granted in Fiscal 2014 to our named executive officers:

Name	Grant Date	Options granted (#)	All other Stock Awards: Number of Shares or Units (#)	Exercise or Base Price of Options Awards ($)

David Lopez	4/28/2014	30,000 (1)	50,000 (3)	$10
		Tranche A - 75,000 (2)
		Tranche B - 75,000 (2)
		Tranche C - 75,000 (2)
Curt Mayer	8/8/2014	Tranche A - 15,000 (2)	—	$10
		Tranche B - 15,000 (2)
		Tranche C - 15,000 (2)
Ken Bossingham	8/8/2014	Tranche A - 15,000 (2)	—	$10
		Tranche B - 15,000 (2)
		Tranche C - 15,000 (2)

(1)	Represents an option to purchase 30,000 Class B Shares which was vested on the date of grant.

(2)
Represents options to purchase Class B Shares granted pursuant to the Company’s form option award agreement, pursuant to Tranche A options, Tranche B options and Tranche C options. Tranche A options shall generally vest in equal installments of 20% on each of the first five anniversaries of the date of the grant, subject to continued employment with the Company or its subsidiaries. In the event of a termination of employment without cause or as a result of death or disability (each, a “Good Leaver Termination”), any Tranche A options which would have vested on the next applicable vesting date shall become vested, and the remaining Tranche A options shall be forfeited. In addition, upon a Change in Control, subject to continued employment through the date of the Change in Control, all outstanding unvested Tranche A Options shall immediately vest. Tranche B options shall generally vest, subject to continued employment with the Company or its subsidiaries, through the first date that Apollo Management VIII, L.P. and its affiliates (the “Investor”) achieves an internal rate of return on its investments in Class B Shares or other capital stock of the Company equal to or in excess of 20%, subject to a minimum cash-on-cash return of 2.5 times the Investor’s investment in Class B Shares or other capital stock of the Company. In the event of a Good Leaver Termination, each unvested Tranche B option will remain eligible to vest subject to the satisfaction of the above Tranche B performance targets (without regard to the continued service requirement) until the first anniversary of the date of termination of employment, and all unvested Tranche B Options shall be forfeited at that time. In the event of a Change in Control upon which the Tranche B targets are achieved, all outstanding unvested Tranche B options will immediately vest. Tranche C options shall vest, subject to continued employment with the Company or its subsidiaries, through the first date that the Investor achieves an internal rate of return on its investments in Class B Shares or other capital stock of the Company equal to or in excess of 25%, subject to a minimum cash-on-cash return of 3.0 times the Investor’s investment in Class B Shares or other capital stock of the Company. In the event of a Good Leaver Termination, each unvested Tranche C option will remain eligible to vest subject to the satisfaction of the Tranche C performance targets (without regard to the continued service requirement) until the first anniversary of the date of termination of employment and all unvested Tranche C options shall be forfeited at that time. In the event of a Change in Control upon which the Tranche C targets are achieved, all outstanding unvested Tranche C options will immediately vest.

(3)
Represents restricted Class B Shares (the “Restricted Shares”). The Restricted Shares shall vest in five equal installments on each of the first five anniversaries of the date of grant; subject to Mr. Lopez’s continued employment on each vesting date. In the event that Mr. Lopez is terminated without cause or for good reason, any Restricted Shares that would have vested had Mr. Lopez remained employed through the first anniversary of such termination shall accelerate and vest upon such termination, and the remaining Restricted Shares shall be forfeited.

Outstanding equity awards as of the year ended December 31, 2014:

	Options				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options That Are Not Exercisable (#)	Option Exercise or Base Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Yet Vested (#)	Market Value of Shares or Units of Stock That Have Not Yet Vested
David Lopez	30,000	225,000	$10	4/28/2024	50,000	$500,000
Curt Mayer (1)	—	45,000	$10	8/8/2024	—	—
Ken Bossingham	—	45,000	$10	8/8/2024	—	—

(1)	Mr. Mayer resigned from the Company effective March 11, 2015 and his options to purchase 45,000 Class B Shares were forfeited upon his resignation.
Pension Benefits
We do not maintain any defined benefit pension plan for the benefit of our named executive officers.
Nonqualified Deferred Compensation
We do not maintain any nonqualified deferred compensation plan for the benefit of our named executive officers.
Payments Upon Termination and Change of Control
Pursuant to each named executive officer’s employment agreement, upon the termination of his employment by the Company without “Cause,” (or “Good Reason” for Mr. Lopez) the Company would provide base salary continuation (24 months base salary for Mr. Lopez, nine months base salary for Mr. Mayer and 12 months base salary for Mr. Bossingham). Mr. Lopez would also be eligible to receive continued health benefits at no greater cost than would apply if he were an active employee, for 18 months post termination, or if earlier, until he commences employment with a subsequent employer. All severance payments are subject to the execution of a release of claims. Messrs. Lopez, Mayer and Bossingham are also subject to post termination non-solicitation and non-competition covenants for twenty-four, nine, and twelve months, respectively, following termination of employment.
“Cause” in the employment agreements includes (i) failure to correct underperformance after written notification from, in the case of Mr. Lopez, the Chairman of the Board or his designee, or, in the case of Messrs. Mayer and Bossingham, the CEO or the Board, (ii) illegal fraudulent conduct, (iii) conviction of a felony, (iv) a determination that such named executive officer’s involvement with the Company would have a negative impact on our ability to receive or retain any licenses, (v) willful or material misrepresentation to the Company, CEO or Board relating to the business, assets, prospects or operation of the Company, or (vi) refusal to take any action as reasonably directed by the Board or any individual acting on behalf or at the direction of the Board.
For Mr. Lopez only, “Good Reason” in his employment agreement means his voluntary resignation after any of the following actions are taken by the Company or any of its subsidiaries without his consent: (i) removal from the office of President and Chief Executive Officer of the Company or a change in reporting lines such that Mr. Lopez no longer reports to the Board, (ii) a requirement that Mr. Lopez be based anywhere other than within 35 miles of Las Vegas, Nevada, or (iii) a notice from the Company to Mr. Lopez of non-extension of the employment term; provided, however, that a termination will not be for “Good Reason” unless Mr. Lopez shall have provided written notice to the Company of the existence of one of the above conditions within 30 days following the initial existence of such condition, specifying in reasonable detail such condition, the Company shall have had 30 days following receipt of such written notice to remedy the condition, the Company shall have failed to remedy the condition during the applicable cure period, Mr. Lopez shall have thereafter and prior to the provided a notice of termination to the Company, and Mr. Lopez’s date of termination shall have occurred within 30 days following expiration of the cure period.
For the treatment of equity upon termination of employment, please see the section titled “Equity Awards”. In addition, Class B Shares and options to purchase Class B Shares that are held by named executive officers are subject to repurchase rights (the “Repurchase Rights”) which enable the Company to recover the Class B Shares without transferring any appreciation of the fair value of the stock upon certain terminations prior to a “Qualified Public Offering”. If employment is terminated by the Company prior to the consummation of a Qualified Public Offering for “Cause”, as defined in the Securityholders Agreement, or is terminated by such named executive officer without “Good Reason”, as defined in the Securityholders Agreement, then the Company shall have the right to repurchase all or any portion of the Class B Shares held by such named executive officer for the lessor of original cost and fair market value.
Hiring of New CFO
We hired Kimo Akiona as our new Treasurer and the Chief Financial Officer of AGS, LLC, effective February 23, 2015, upon the resignation of our former Treasurer and Chief Financial Officer, Curt Mayer.
Director Compensation
David Sambur is the sole member of our Board of Directors and does not receive any compensation from the Company for his services on the Board.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
As of March 27, 2015, we had 10,000,000 Class B Shares issued to Apollo Gaming Holdings, LP. and 100 Class A Shares, which have no economic rights, issued to AP Gaming VoteCo, LLC. The address of Apollo Gaming Holdings, L.P. is c/o Apollo Management, L.P., 9 West 57th Street, 43rd Floor, New York, NY, 10019, and the address of AP Gaming VoteCo, LLC is 6680 Amelia Earhart Court, Las Vegas, NV 89119. The members of AP Gaming VoteCo, LLC are Marc Rowan, who is an affiliate of Apollo, and David Sambur. Apollo Gaming Holdings, L.P. is an affiliate of Apollo Management, L.P.
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
AGS Capital had a call option to repurchase the equity of AP Gaming NV, upon receipt of all regulatory approvals from the Nevada Gaming Commission and the Nevada Gaming Control Board. In July 2014, AGS Capital received regulatory approvals and exercised the call option and repurchased 100% of the equity of AP Gaming NV. The exercise of this call option had no impact on the consolidated financial statements of the Company.
Exclusive License and Distribution Agreements with Dr. Olaf Vancura
We have an exclusive license and distribution arrangement with Dr. Olaf Vancura, our former Vice President of Game Development, Game Ingenuity, LLC (“Game Ingenuity”), an entity in which Dr. Vancura is the managing member and Advanced Gaming Solutions, Inc. (“Advanced”), an unaffiliated entity. Dr. Vancura is no longer an employee of the Company as of May 2014.
Pursuant to the exclusive license agreement, Dr. Vancura and Game Ingenuity have agreed to exclusively license certain intellectual property rights to us during the period of Dr. Vancura’s employment and any non-compete period that follows his employment. Upon termination of Dr. Vancura’s employment and following the end of any non-compete period thereafter, our exclusive license automatically converted to a non-exclusive, perpetual right and license to use the intellectual property rights, as specified in the exclusive license agreement. We pay Dr. Vancura and Game Ingenuity royalties on the revenues we earn from or placement of select products that utilize the licensed intellectual property rights. For the year ended December 31, 2014, we have incurred $0.2 million pursuant to this license arrangement.
Pursuant to the exclusive distribution agreement, Game Ingenuity, Advanced and Dr. Vancura have granted us the exclusive rights to promote, place and/or sell certain game titles in Arizona, California, Florida, Illinois, Maryland, Minnesota, New Mexico and Oklahoma for a period of one year, which may be extended subject to agreement among the parties, until the termination of Dr. Vancura’s employment with AGS. In addition, the exclusive distribution agreement grants us the right to promote, place and/or sell the games Boogie Ball and Power Boogie non-exclusively in Nevada and exclusively in North America outside of Nevada. In exchange for this distribution right, we pay Game Ingenuity and Advanced royalties on the collections we receive from end-users using the gaming titles. For the year ended December 31, 2014, we have incurred approximately $15,000 in expense pursuant to this distribution arrangement.

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
On October 25, 2012, AGS Illinois, LLLP, a subsidiary of AGS Capital, assumed all rights and obligations of Alpine AGS, LLC (“Alpine AGS”), AGS Capital’s indirect parent prior to the Acquisition, to a loan agreement held by Alpine AGS for $1,864,500. Interest on the loan is payable at a rate of 15% per year on the outstanding balance of the loan, which matures on March 9, 2016. Repayment of the principal and any accrued and outstanding interest is in monthly installments, beginning April 9, 2013.
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
As the Company had no operations prior to its formation, we have included the principal accounting fees and services disclosure for our Predecessors. The following table summarizes the aggregate fees paid or accrued by the Company and AGS Capital to Ernst & Young LLP, its independent registered public accounting firm, during the years presented:

Category	2014	2013
Audit fees	$593,425	$705,000
Tax fees	142,650	202,750
Total	$736,075	$907,750
        Audit fees consisted of the aggregate fees paid or accrued for professional services rendered for the annual audit of the Company’s or Predecessor’s financial statements including services related to SEC registration statement filings, SEC comment letters and reviews of the quarterly financial statements.
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
(a)(3). Exhibits.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
2.1	Amended and Restated Equity Purchase Agreement by and among AGS Capital, LLC, AGS Holdings, LLC and AP Gaming Acquisition, LLC, dated December 3, 2013.	—	10	—	2.1	12/16/2013

3.1	Third Amended and Restated Certificate of Incorporation of AP Gaming Holdco, Inc.	—	10/A	—	3.1	2/10/2014

3.2	Bylaws of AP Gaming Holdco, Inc.	—	10	—	3.2	12/16/2013

10.1	2014 Managerial Incentive Plan.	X	—	—	—	—

10.5	Employment Agreement between American Gaming Systems, LLC and Robert Miodunski, dated June 2, 2010.	—	10	—	10.5	12/16/2013

10.6	First Amendment to June 2, 2010 Employment Agreement between American Gaming Systems, LLC and Robert Miodunski, dated November 28, 2011.	—	10	—	10.6	12/16/2013

10.7	Second Amendment to June 2, 2010 Employment Agreement between American Gaming Systems, LLC and Robert Miodunski, dated March 21, 2013.	—	10	—	10.7	12/16/2013

10.8	Non-Disclosure, Non-Solicitation and Covenant Not to Compete Agreement between AGS LLC and Robert Miodunski, dated June 24, 2010.	—	10	—	10.8	12/16/2013

10.9	Phantom Units Certificate between AGS Holdings, LLC and Robert Miodunski, dated August 16, 2012.	—	10	—	10.9	12/16/2013

10.10	First Amendment to Phantom Units Grant between AGS Holdings, LLC and Robert Miodunski, dated April 1, 2013.	—	10	—	10.10	12/16/2013

10.11	Employment Agreement between American Gaming Systems, LLC and Curt Mayer, dated June 23, 2011.	—	10	—	10.11	12/16/2013

10.12	First Amendment to June 23, 2011 Employment Agreement between American Gaming Systems, LLC and Curt Mayer, dated March 18, 2013.	—	10	—	10.12	12/16/2013

10.13	Non-Disclosure, Non-Solicitation and Covenant Not to Compete Agreement between AGS LLC and Curt Mayer, dated June 23, 2011.	—	10	—	10.13	12/16/2013

10.14	Phantom Units Certificate between AGS Holding, LLC and Curt Mayer, dated August 16, 2012.	—	10	—	10.14	12/16/2013

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
		—	10/A	—	10.18	2/10/2014

10.19	Collateral Agreement dated and effective as of December 20, 2013, among AP Gaming I, LLC, each Subsidiary Party party thereto and Citicorp North America, Inc., as Collateral Agent.	—	10/A	—	10.19	2/10/2014

10.20	Subsidiary Guarantee dated and effective as of December 20, 2013, by and among each Subsidiary party thereto and Citicorp North America, Inc., as Collateral Agent.	—	10/A	—	10.20	2/10/2014

10.21	Holdings Guarantee and Pledge Agreement dated and effective as of December 20, 2013, between AP Gaming Holdings, LLC, as Holdings and Citicorp North America, Inc., as Agent.	—	10/A	—	10.21	2/10/2014

10.22	Securityholders Agreement, dated April 28, 2014, by and between AP Gaming Holdco, Inc., Apollo Gaming Holdings, L.P. and David Lopez.	—	8-K	—	10.1	05/02/2014

10.23	AP Gaming Holdco, Inc. 2014 Long-Term Incentive Plan.	—	8-K	—	10.2	5/2/2014

10.24	Form of Option Agreement.	—	8-K	—	10.3	5/2/2014

10.25	Form of Subscription Agreement.	—	8-K	—	10.4	5/2/2014

10.26	Employment Agreement, dated April 28, 2014, by and between David Lopez and AP Gaming Holdco, Inc.	—	8-K	—	10.5	5/2/2014

10.27	Nonqualified Stock Option Agreement, dated April 28, 2014, by and between AP Gaming Holdco, Inc. and David Lopez.	—	8-K	—	10.6	5/2/2014

10.28	Restricted Stock Agreement, dated April 28, 2014, by and between AP Gaming Holdco, Inc. and David Lopez.	—	8-K	—	10.7	5/2/2014

21.1	Subsidiaries of AP Gaming Holdco, Inc.	X	—	—	—	—

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X	—	—	—	—

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X	—	—	—	—

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X	—	—	—	—

101.IN	XBRL Instance Document	X	—	—	—	—

101.SCH	XBRL Taxonomy Extension Schema Document	X	—	—	—	—

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X	—	—	—	—

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X	—	—	—	—

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X	—	—	—	—

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X	—	—	—	—

SIGNATURES
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AP GAMING HOLDCO, INC.

Date:	March 31, 2015	By:	/s/ KIMO AKIONA
		Name:	Kimo Akiona
		Title:	Treasurer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID LOPEZ	President and Chief Executive Officer (Principal Executive Officer)	March 31, 2015
David Lopez

/s/ KIMO AKIONA	Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2015
Kimo Akiona

/s/ DAVID SAMBUR	Director	March 31, 2015
David Sambur

ITEM 1. FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
AP Gaming Holdco, Inc.

We have audited the accompanying consolidated balance sheets of AP Gaming Holdco, Inc. (Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year ended December 31, 2014 and the period December 21, 2013 through December 31, 2013 (Successor), and the consolidated statements of operations and comprehensive loss, changes in member’s deficit and cash flows of AGS Capital, LLC for the period January 1, 2013 through December 20, 2013 and the year ended December 31, 2012 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AP Gaming Holdco, Inc. as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the year ended December 31, 2014 and the period December 21, 2013 through December 31, 2013 (Successor), and the consolidated results of the operations and cash flows for the period January 1, 2013 through December 20, 2013 and the year ended December 31, 2012 of AGS Capital, LLC (Predecessor), in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP

Las Vegas, Nevada
March 31, 2015

AP GAMING HOLDCO, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	Successor
	December 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$10,680	$21,742
Restricted cash	100	100
Trade accounts receivable, net of allowance of $29 and $9, respectively	8,835	7,505
Notes receivable—current portion	305	—
Inventories, net	3,175	3,891
Prepaid expenses	2,091	1,028
Deposits and other	2,007	3,174
Total current assets	27,193	37,440
Gaming equipment, vehicles and other equipment, net	40,769	49,505
Deferred loan costs, net	5,343	5,913
Goodwill	77,617	60,384
Intangible assets, net	101,885	98,664
Deferred tax assets	—	220
Other assets	3,345	1,702
Total assets	$256,152	$253,828

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$22,795	$6,247
Accrued interest	499	448
Customer deposits on gaming machine leases	22	—
Current maturities of long-term debt	2,495	1,550
Deferred tax liability	528	274
Total current liabilities	26,339	8,519
Phantom unit-plan liability	—	22
Other long-term liabilities	—	67
Long-term debt	164,194	153,377
Deferred tax liability - noncurrent	1,863	—
Total liabilities	192,396	161,985
Commitments and contingencies (Note 19)
Stockholders’ Equity:
Preferred stock at $0.01 par value; 100,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value; 30,000,100 shares authorized; 100 and 10,000,000 Class A Shares issued and outstanding at December 31, 2014 and 2013, respectively, and 10,000,000 Class B Shares issued and outstanding at December 31, 2014.	100	100
Additional Paid-in capital	99,900	99,900
Accumulated deficit	(36,532)	(8,156)
Accumulated other comprehensive income (loss)	288	(1)
Total stockholders’ equity	63,756	91,843
Total liabilities and stockholders’ equity	$256,152	$253,828

The accompanying notes are an integral part of these consolidated financial statements.

AP GAMING HOLDCO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(amounts in thousands, except per share data)

	Successor		Predecessor
	Year ended December 31, 2014	Period December 21, 2013 through December 31, 2013	Period January 1, 2013 through December 20, 2013	Year ended December 31, 2012
Revenues
Gaming revenue	$68,981	$1,953	$54,108	$54,029
Gaming revenue—other	—	—	795	3,763
Equipment sales	3,159	—	1,558	763
Total revenues	72,140	1,953	56,461	58,555
Operating expenses
Gaming operating expenses	12,243	252	10,088	12,369
Cost of equipment sales	1,607	—	893	395
Loss on disposition of assets	1,936	—	395	451
General and administrative	22,708	867	16,092	14,350
Selling and marketing	3,530	58	3,206	3,443
Phantom unit compensation	—	—	543	654
Impairment of long lived assets	775	—	3,289	2,711
Impairment of intangibles	1,384	—	1,721	3,686
Impairment of goodwill	—	—	—	18,679
Write downs and other charges	2,973	7,469	4,378	3,664
Depreciation and amortization	33,405	930	27,660	29,586
Total operating expenses	80,561	9,576	68,265	89,988
Loss from operations	(8,421)	(7,623)	(11,804)	(31,433)
Other expense (income)
Interest expense	17,235	485	17,116	10,270
Interest income	(42)	—	(1,410)	(439)
Loss on debt retirement	—	—	14,661	—
Other expense (income)	573	(6)	5	(66)
Loss before income taxes	(26,187)	(8,102)	(42,176)	(41,198)
Income tax expense	(2,189)	(54)	—	—
Net loss	(28,376)	(8,156)	(42,176)	(41,198)
Foreign currency translation adjustment	289	(1)	32	56
Total comprehensive loss	$(28,087)	$(8,157)	$(42,144)	$(41,142)

Basic and diluted loss per common share:
Basic	$(2.84)	$(0.82)
Diluted	(2.84)	(0.82)
Weighted average common shares outstanding:
Basic	10,000	10,000
Diluted	10,000	10,000

The accompanying notes are an integral part of these consolidated financial statements.

AP GAMING HOLDCO INC.
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY/MEMBER’S DEFICIT
(in thousands)

	Successor					Predecessor
	AP Gaming					AGS Capital
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity	Member’s Capital	Accumulated Deficit	Accumulated Other Comprehensive(loss) Income	Total Member’s Deficit
Balance at December 31, 2011 (Predecessor)						$75,985	$(98,927)	$468	$(22,474)
Capital contributions						60,688	—	—	60,688
Net loss						—	(41,198)	—	(41,198)
Foreign currency translation adjustment						—	—	56	56
Balance at December 31, 2012 (Predecessor)						136,673	(140,125)	524	(2,928)
Capital contributions						144,066	—	—	144,066
Net loss						—	(42,176)	—	(42,176)
Foreign currency translation adjustment						—	—	32	32
Balance at December 20, 2013 (Predecessor)						280,739	(182,301)	556	98,994
Elimination of Predecessor equity						(280,739)	182,301	(556)	(98,994)
Issuance of common stock in connection with the acquisition	$100	$99,900	$—	$—	$100,000
Balance at December 20, 2013 (Successor)	100	99,900	—	—	100,000	$—	$—	$—	$—
Net loss	—	—	(8,156)	—	(8,156)
Foreign currency translation adjustment	—	—	—	(1)	(1)
Balance at December 31, 2013 (Successor)	100	99,900	(8,156)	(1)	91,843
Net loss	—	—	(28,376)	—	(28,376)
Foreign currency translation adjustment	—	—	—	289	289
Balance at December 31, 2014 (Successor)	$100	$99,900	$(36,532)	$288	$63,756

The accompanying notes are an integral part of these consolidated financial statements.

AP GAMING HOLDCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Successor		Predecessor
	Year ended December 31, 2014	Period December 21, 2013 through December 31, 2013	Period January 1, 2013 through December 20, 2013	Year ended December 31, 2012
Cash flows from operating activities
Net loss	$(28,376)	$(8,156)	$(42,176)	$(41,198)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,405	930	27,660	29,586
Accretion of contract rights under development agreements and customer agreements	58	—	3,856	3,933
Amortization of deferred loan costs and discount	1,242	35	2,454	1,621
(Recovery) provision for bad debts	(450)	9	266	265
Payment in kind for interest on development loans	—	—	(543)	—
Imputed interest income	(36)	—	(102)	(331)
Loss on disposition of assets	1,936	—	395	451
Impairment of prepaid royalties	316	—	—	—
Impairment of long lived assets	775	—	3,289	2,711
Impairment of intangible assets	1,384	—	1,721	3,686
Impairment of goodwill	—	—	—	18,679
Phantom unit plan compensation	—	—	543	654
Payment on phantom unit plan	(22)	—	(2,103)	—
Loss on debt retirement	—	—	14,661	—
Write off of deferred loan costs	—	—	—	3,014
Provision for deferred income taxes	2,189	54	—	—
Non-cash contract rights under development agreements	—	—	(175)	(108)
Changes in assets and liabilities that relate to operations:
Decrease in restricted cash	—	—	100	—
(Increase) decrease in trade accounts receivable and notes receivable	(973)	(1,220)	868	339
Decrease (increase) in inventories, net	806	348	1,138	(2,726)
Increase in prepaid expenses	(1,349)	(60)	(572)	(204)
Decrease (increase) in deposits and other	(241)	(247)	(1,395)	(1,000)
Increase in other assets, non-current	(1,498)	—	(248)	(728)
Increase (decrease) in accounts payable and accrued liabilities	2,762	(767)	1,882	(2,787)
Increase (decrease) in due to related party	—	—	(66)	66
Increase (decrease) in accrued interest	532	448	(2,017)	2,017
Increase (decrease) in customer deposits on gaming machine leases	22	—	(422)	—
Net cash provided by (used in) operating activities	12,482	(8,626)	9,014	17,940
Cash flows from investing activities
Cash received (paid) related to the Acquisition	1,428	(214,960)	—	—
Cash paid for C2 Gaming acquisition	(11,773)	—	—	—
Advances under notes receivable	—	—	(1,460)	(7,488)
Collections under notes receivable	205	—	4,367	3,196
Increase in interest receivable	—	—	(60)	—
Increase in Canadian tax receivable	(154)	(26)	(855)	(959)
Payments received for Canadian tax refund	—	—	—	1,181
Purchase of intangible assets	(9,259)	—	(4,364)	(22,927)
Software development and other	(5,127)	(82)	(4,583)	(3,834)
Proceeds from disposition of assets	569	—	215	141
Purchases of gaming equipment, vehicles and other equipment	(9,811)	(1,234)	(20,278)	(20,177)
Net cash used in investing activities	(33,922)	(216,302)	(27,018)	(50,867)
Cash flows from financing activities
Member contributions	—	—	144,066	50,688
Payments under notes payable	—	—	(448)	(601)
Borrowings under bank credit facility	—	149,382	7,500	117,300
Borrowings under the revolving facility	10,000	—	—	—
Payments on debt	(2,036)	—	(130,000)	(130,626)
Payment on early retirement of debt	—	—	(6,453)	—
Proceeds from issuance of common stock	—	100,000	—	—
Proceeds from employees in advance of common stock issuance	1,969	—	—	—
Payment of deferred loan costs	(73)	(5,934)	(342)	(7,955)
Net cash provided by financing activities	9,860	243,448	14,323	28,806
Effect of exchange rates on cash and cash equivalents	518	(49)	407	(121)
(Decrease) increase in cash and cash equivalents	(11,062)	18,471	(3,274)	(4,242)
Cash and cash equivalents, beginning of period	21,742	3,271	6,545	10,787
Cash and cash equivalents, end of period	$10,680	$21,742	$3,271	$6,545
Supplemental cash flow information:
Cash paid during the period for interest	$15,315	$—	$15,111	$6,633
Non-cash investing and financing activities:
Issuance of Seller Notes in connection with the Acquisition	$—	$5,531	$—	$—
Capital expenditures funded by settlement of customer receivable	$—	$—	$844	$—
Lease incentive intangible related to discounted notes receivable	$—	$—	$132	$—
Amount included in accounts payable and accrued liabilities for C2 Gaming acquisition	$11,500	$—	$—	$—
Interest capitalized on Seller Notes	$481	$—	$—	$—
Financed purchase of equipment	$2,717	$—	$—	$—
Extinguishment of related party debt	$—	$—	$—	$(10,000)
The accompanying notes are an integral part of these consolidated financial statements.

AP GAMING HOLDCO INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BUSINESS
Organization
AP Gaming Holdco, Inc. (the “Company,” “AP Gaming,” “we,” “us,” or “our”) is a leading designer and manufacturer of gaming products for the casino floor. The Company’s roots are in Class II gaming machines for the Native American gaming market with an emerging presence in a broad range of commercial markets in the United States. As of December 31, 2014, the Company had approximately 8,740 gaming machines in approximately 240 gaming facilities in 20 U.S. states, with approximately 190 gaming facilities under revenue sharing agreements and approximately 50 facilities under daily fixed fee agreements. The majority of our systems are used by Native American gaming operators in both Class II and Class III environments and the Illinois video gaming terminal, or VGT, market. Our products include electronic gaming machines, server-based systems and back-office systems that are used by casinos and other gaming locations.
In 2014, the Company began manufacturing and developing table games products through the acquisitions of Casino War Blackjack, Inc. (“War Blackjack”) and other intellectual property related to table games products. As of December 31, 2014, the Company had 390 table game units under monthly fixed fee arrangements.
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
The accompanying consolidated financial statements for the Predecessor include AGS Capital, its wholly owned subsidiaries, AGS LLC (“AGS”), AGS Partners, LLC, AGS Illinois, LLLP and American Gaming Systems Toronto, Ltd. (f/k/a GTNA Solutions Corp). All significant intercompany transactions and balances have been eliminated in consolidation.
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
On November 19, 2013, AGS Capital created a wholly owned subsidiary, AP Gaming NV, LLC (“AP Gaming NV”) to address Nevada gaming regulatory requirements on a temporary basis. At the Acquisition date, AGS Capital sold all of the equity interest in AP Gaming NV to an officer of the Company. The Company’s officers hold management positions with AP Gaming NV and direct the operations of AP Gaming NV. As a result, the Company determined that AP Gaming NV is a Variable Interest Entity and the Company is the primary beneficiary. The Company therefore has consolidated AP Gaming NV in the accompanying consolidated financial statements.
The Company had a call option to repurchase the equity of AP Gaming NV, upon receipt of all regulatory approvals. In July 2014, the Company received regulatory approvals and exercised the call option and repurchased 100% of the equity of AP Gaming NV. The exercise of this call option had no impact on the consolidated financial statements of the Company.
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
Equipment Sales
Revenues from the stand-alone product sales or separate accounting units are recorded when:

•	Pervasive evidence of an arrangement exists;

•	The sales price is fixed and determinable;

•	Delivery has occurred and services have been rendered; and

•	Collectability is probable.

Equipment sales are generated from the sale of gaming machines and licensing rights to game content software that is installed in the gaming machine, parts, and other ancillary equipment. Also included within the deliverables are delivery, installation and training, all of which occur within a few days of arriving at the customer location. Gaming equipment sales do not include maintenance beyond a standard warranty period. The recognition of revenue from the sale of gaming devices occurs as title and risk of loss have passed to the customer and all other revenue recognition criteria have been satisfied. As the combination of game content software and the tangible gaming device function together to deliver the product’s essential functionality, revenue from the sale of gaming devices is recognized under general revenue recognition guidance.
Cash and Cash Equivalents
Cash and cash equivalents consist primarily of deposits held at major banks and other marketable securities with original maturities of 90 days or less.
Restricted Cash
Restricted cash amounts represent funds held in escrow as collateral for the Company’s surety bonds for various gaming authorities.
Notes Receivable and Development Agreements
The Company enters into development agreements to provide financing for new tribal gaming facilities or for the expansion of existing facilities. The agreements generally come in two forms. The first is in the form of a loan. Interest income is recognized on the repayment of the notes based on the stated rate or, if not stated explicitly in the development agreement, on an imputed interest rate. If the stated interest rate is deemed to be other than a market rate or zero, a discount is recorded on the note receivable as a result of the difference between the stated and market rate and a corresponding intangible is recorded. The intangible is recognized in the financial statements as a contract right under development agreement and amortized as a reduction in revenue over the term of the agreement. The second is in the form of an advance that is not expected to be repaid. These advances are accounted for as customer rights and amortized over the term of the agreement as a reduction in revenue. In both scenarios, the customer commits to a fixed number of gaming terminal placements in the facility, and the Company receives a fixed percentage of those gaming terminals’ win per day over the term of the agreement or a daily fee per gaming terminal. Certain agreements contain performance standards for the gaming terminals that could allow the facility to reduce a portion of the guaranteed floor space. In the event a portion of the guaranteed floor space is reduced, the Company would reduce the associated intangible asset. Interest income related to notes receivable is recorded as interest income in the accompanying consolidated statement of operations and comprehensive loss.
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

The Company assesses the impairment of notes receivable whenever events or changes in circumstances indicate the carrying value may not be realized. Impairment is measured based on the present value of the expected future cash flows and is recorded as provision for bad debts in the period of assessment. Pursuant to the Acquisition Agreement, notes receivable were retained by AGS Holdings on the Closing Date and accordingly, the Company had no allowance for notes receivable as of December 31, 2013. Additionally, the Company had no allowance for notes receivable as of December 31, 2014.
The activity related to the allowance for notes receivable for the Predecessor Period is as follows (in thousands):

	Predecessor
	Allowance for Notes Receivables Period from January 1, 2013 through December 20, 2013
	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Ending Balance Individually Evaluated For Impairment	Ending Balance Collectively Evaluated For Impairment
Notes receivable, current	$—	$—	$—	$—	$—	$—	$—
Notes receivable, non-current	447	(419)	—	126	154	154	—
	$447	$(419)	$—	$126	$154	$154	$—
The activity related to the allowance for notes receivable for the year ended December 31, 2012 is as follows (in thousands):

	Predecessor
	Allowance for Notes Receivables Year ended December 31, 2012
	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Ending Balance Individually Evaluated For Impairment	Ending Balance Collectively Evaluated For Impairment
Notes receivable, current	$—	$—	$—	$—	$—	$—	$—
Notes receivable, non-current	8,876	(8,876)	—	447	447	447	—
	$8,876	$(8,876)	$—	$447	$447	$447	$—
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

The activity related to the allowance for trade accounts receivable for the periods below are as follows (in thousands):

	Successor
	Allowance for Accounts Receivables Year ended December 31, 2014
	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Accounts receivable, current	$9	$(36)	$—	$56	$29

	Successor
	Allowance for Accounts Receivables Period from December 21, 2013 through December 31, 2013
	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Accounts receivable, current	$—	$—	$—	$9	$9

	Predecessor
	Allowance for Accounts Receivables Period from January 1, 2013 through December 20, 2013
	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Accounts receivable, current	$491	$(80)	$—	$139	$550

	Predecessor
	Allowance for Accounts Receivables Year ended December 31, 2012
	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Accounts receivable, current	$1,704	$(1,032)	$—	$(181)	$491
Inventories
Inventories consist primarily of parts and supplies that are used to repair and maintain machinery and equipment. Inventories are stated at the lower of cost or market. Cost of inventories is determined using the first-in, first-out (“FIFO”) method for all components of inventory. The Company regularly reviews inventory quantities and updates estimates for the net realizable value of inventories. This process includes examining the carrying values of parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose). Some of the factors involved in this analysis include the overall levels of the inventories, the current and projected sales levels for such products, the projected markets for such products and the costs required to sell the products, including refurbishment costs. Changes in the assumptions or estimates could materially affect the inventory carrying value.
Gaming Equipment, Vehicles and Other Equipment
The cost of gaming equipment, consisting of gaming machines, file servers and other support equipment as well as vehicles and other equipment, is depreciated over their estimated useful lives, using the straight-line method. Repairs and maintenance costs are expensed as incurred. The Company routinely evaluates the estimated lives used to depreciate assets. The estimated useful lives are as follows:

Gaming equipment deployed	3 to 6 years
Vehicles and other equipment	3 to 6 years

The Company measures recoverability of assets to be held and used by comparing the carrying amount of an asset to future cash flows expected to be generated by the asset. The Company’s policy is to impair, when necessary, excess or obsolete gaming terminals on hand that it does not expect to be used. Impairment is based upon several factors, including estimated forecast of gaming terminal demand for placement into casinos. While the Company believes that the estimates and assumptions used in evaluating the carrying amount of these assets are reasonable, different assumptions could affect either the carrying amount or the estimated useful lives of the assets, which could have a significant impact on the results of operations and financial condition. The Company recognized an impairment charge for obsolete gaming terminals for the year ended December 31, 2014 of $0.8 million. The Predecessor recognized an impairment charge for obsolete gaming terminal for the

Predecessor Period ended December 31, 2013 and the year ended December 31, 2012 of $3.3 million and $2.7 million, respectively.
Intangible Assets
The Company groups its definite-lived intangible assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company groups its identifiable intangible assets and reviews them for impairment according to the groupings below:

•
Definite-lived trade name - this intangible relates to the “Gambler’s Choice” trade name that was recognized in purchase accounting in connection with the Acquisition. The Company amortizes the trade name over an estimated useful life of 7 years using the strait-line method. Our impairment analysis incorporates future expected revenues and cash flows of gaming titles operated under the Gambler’s Choice trade name in comparison to the underlying net book value of the trade name.

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

•
Customer agreements and relationships – these intangibles represent either the cash advances to customers that are not expected to be repaid in exchange for a fixed number of gaming terminal placements in the customer’s facility or the value that has been assigned to the customer agreements as a result of acquisitions. The Company receives a fixed percentage of those gaming terminals’ win per day over the term of the agreement or a daily fee per gaming terminal. Customer agreements are amortized either over the term of the agreement or the expected life of the customer agreement as a reduction in revenue. The Company’s impairment analysis incorporates the reviewing future expected revenues and cash flows with these related customer under the respective contracts in comparison to the underlying net book value of the associated intangible.

•
Third-party licenses – these intangibles represent the rights to license third party gaming titles that the Company has purchased for use in its gaming terminals. Third-party licenses are amortized to operating expense over the shorter of the term of the license or the expected life of the titles, whichever is shorter. The Company’s impairment analysis incorporates the future expected revenues and cash flows of the title or gaming titles in comparison to their underlying net book value of the associated intangible.

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

•
Acquired intellectual property – these intangibles represent the acquisition of intellectual property related to several table games patents and the platform and titles acquired through the acquisition of C2 Gaming. These costs are amortized over the shorter of the expected life of the patent or the period the patent is legally enforceable using the strait-line method. Our impairment analysis incorporates the reviewing of the future expected revenues and cash flows of the table game titles associated with the patents in comparison to their underlying net book value of the associated intangible.

The Company reviews its definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Examples of such events or changes in circumstances include the following:

•	Definite-lived trade name – other than temporary decreases in revenue and cash flows associated with a gaming title or group operated under the Gambler’s Choice trade name.

•
Contract rights under development agreements and customer agreements – (1) other than temporary decrease in revenue and cash flows associated with a particular customer; (2) reduction in amount of gaming terminal placements in the customer’s facility.

•	Customer agreements and relationships – other than temporary decreases in revenue and cash flows associated with related customers under respective contracts.

•	Third-party licenses – other than temporary decreases in revenue and cash flows associated with a gaming title or group of gaming titles.

•	Internally developed gaming software – other than temporary decreases in revenue and associated cash flow associated with specific internally developed gaming titles.

•	Purchase software – other than temporary decreases in revenue and associated cash flow associated with a specific gaming terminal.

•	Acquired intellectual property – other than temporary decreases in revenue and associated cash flow associated with licensed table games titles.
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
The “American Gaming Systems” trade name has an indefinite useful life. The Company does not amortize the indefinite lived trade name, but instead test for possible impairment at least annually or when circumstances warrant. We perform a qualitative assessment to determine if it is more likely than not that the fair value of the asset is less than its carrying amount. If we believe, as a result of our qualitative assessment, that it is more likely than not that the fair value of the asset is less than its carrying amount, the quantitative impairment test is required. The Company performed a qualitative assessment of the “American Gaming Systems” trade name as of October 1, 2014, and determined that it is not more-likely-than-not that the fair value of the “American Gaming Systems” trade name is less than its carrying value; therefore no further impairment testing was performed.
there is only a remote likelihood that the fair value of the “American Gaming Systems” trade name is less than its carrying value, therefore no further impairment testing was performed.
Costs of Computer Software
Internally developed gaming software represents the Company’s internal costs to develop gaming titles to utilize on the Company’s gaming terminals. Internally developed gaming software is accounted for under FASB ASC Topic 985-20, Costs of Software to Be Sold, Leased or Marketed, and is stated at cost, which is amortized over the estimated useful lives of the software, generally using the straight-line method. Software development costs are capitalized once technological feasibility has been established and are amortized when the software is placed into service. Generally, the computer software we develop reaches technological feasibility when a working model of the computer software is available. Any subsequent software maintenance costs, such as bug fixes and subsequent testing, are expensed as incurred. Discontinued software development costs are expensed when the determination to discontinue is made. Software developments costs are amortized over the expected life of the title or group of titles, if applicable, to amortization expense.
On a quarterly basis, or more frequently if circumstances warrant, the Company compares the net book value of its internally developed computer software to the net realizable value on a title or group of title basis. The net realizable value is determined based upon certain assumptions, including the expected future revenues and net cash flows of the gaming titles or group of gaming titles utilizing that software, if applicable. For the year ended December 31, 2014, the Company recognized an impairment charge of $1.4 million for internally developed gaming titles that were discontinued. For the year ended December 31, 2012, the Predecessor recognized an impairment charge of $0.8 million for internally developed costs that related to a licensing agreement held by AGS Toronto, which the Company terminated in March 2013. These assets had no future value and were written off accordingly.
Goodwill
The excess of the purchase price of entities that are considered to be purchases of businesses over the estimated fair value of the assets acquired and the liabilities assumed is recorded as goodwill. The Company has the option to begin with a qualitative assessment, commonly referred to as “Step 0”, to determine whether it is more likely than not that the reporting units fair value is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as the general economic environment, industry and market conditions, changes in key assumptions used since the most recently performed valuation and overall financial performance of the reporting units. If the Company determines the reporting unit is not at risk of failing the qualitative assessment no impairment testing is required. If the Company determines that it is at risk of failing the qualitative assessment, the Company is required to perform an annual goodwill impairment review, and depending upon the results of that measurement, the recorded goodwill may be written down and charged to income from operations when its carrying amount exceeds its estimated fair value. The Company performed a qualitative assessment, Step 0, of goodwill as of October 1, 2014, and determined that it is not more-likely-than-not that the Company’s reporting unit’s fair value is less than its carrying value; therefore no further impairment testing was performed.
During 2014, the Company voluntarily changed the date of its annual goodwill and other indefinite-lived intangible asset impairment testing from the last day of the third quarter (September 30) to the first day of the fourth quarter (October 1). This voluntary change is preferable as it provides the Company with additional time to complete its annual goodwill and indefinite-lived intangible asset impairment testing in advance of reporting deadlines. The voluntary change in accounting principle related to the annual testing day will not delay, accelerate or avoid an impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require the application of significant estimates and assumptions with the use of hindsight. Accordingly, goodwill is reviewed for possible impairment annually on October 1 or more frequently whenever events or changes in circumstances indicate that the carrying value may not be recoverable, such as a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, or a loss of key personnel.
For the year ended December 31, 2012, the Predecessor recorded an impairment charge of $18.7 million which amounted to the entire balance of goodwill at that time. The impairment was primarily a result of actual results not meeting our long-term operating plan.
Deferred Loan Costs
Deferred loan costs consist of various debt issuance costs and are being amortized on the effective-interest method over the life of the related loans. The Company recognized amortization expense related to loan costs of $0.6 million and approximately $21,000 for the year ended December 31, 2014, and the Successor Period, respectively, which was included in interest expense in the accompanying consolidated statements of operations and comprehensive loss. The Predecessor recognized $1.2 million and $1.6 million for the Predecessor Period and the year ended December 31, 2012, respectively, which was included in interest expense in the accompanying consolidated statements of operations and comprehensive loss.
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
The carrying values of the Company’s cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short term maturities of these instruments. The fair value of our long-term debt is based on the quoted market prices for similar issues (Level 2 inputs). The estimated fair value of our long-term debt as of December 31, 2014 was $170.0 million.
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
Research and Development
The Company conducts research and development activities primarily to develop new gaming platforms and gaming content. These research and development costs consist primarily of salaries and benefits and are expensed as incurred. Once the technological feasibility of a project has been established, capitalization of development costs begins until the product is available for general release. Research and development expenses were $1.8 million and $28,000 for the year ended December 31, 2014 and the Successor Period, respectively, and $1.9 million and $2.1 million for the Predecessor Period and the year ended December 31, 2012, respectively, and is included as a component of general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.
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
The Company’s gaming revenue customers are concentrated in the Class II gaming and casino industry and are located primarily in Oklahoma. Certain Native American tribes or their gaming enterprise and certain commercial locations comprise a significant component of the Company’s total gaming revenue or trade receivables. However, the Company also conducts business through distributor relationships, some of which act as a collection agent. The following gaming revenue and trade receivable concentrations existed at December 31, 2014, 2013 and 2012:

	2014	2013	2012
Gaming revenue
Customer A	30%	34%	35%
Customer B	8%	11%	9%

Trade receivables
Customer A	9%	—%
Customer B	7%	—%
Customer C	4%	10%
Customer D	4%	1%
Customer E	3%	—%
Customer F	—%	9%
Customer G	—%	3%
Customer H	1%	2%
Foreign Currency Translation
The financial statements of the Company’s Canadian subsidiary are translated into U.S. dollars at the year-end rate of exchange for asset and liability accounts and the average rate of exchange for income statement accounts. The effects of these translations are recorded as a component of other accumulated comprehensive income (loss) in stockholders’ equity.
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs for the year ended December 31, 2014, the Successor Period, the Predecessor Period and the year ended December 31, 2012 were $0.3 million, $2,000, $0.2 million and $0.3 million, respectively.
Recently Issued Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. These amendments in this ASU are effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. The adoption of this standard by the Company on January 1, 2014 had no material impact on the Company’s consolidated financial statements.
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
In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods beginning after December 15, 2015. Earlier adoption is permitted. The Company is currently evaluating the provisions of ASU 2014-12 and assessing the impact on its financial position, results of operations or cash flows.
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
Immaterial error correction
In June 2014, the Company determined costs to install and deliver leased gaming machines were being capitalized and incorrectly depreciated over the useful life of the machine rather than capitalized as initial direct costs and amortized over the term of the lease and that gaming machines associated with our gaming equipment leases in Illinois should have been depreciated over 6 years as compared to 5 years. The Company recorded adjustments for the cumulative effect of the correction in June 2014 (see Note 6). Accordingly, the Company recorded adjustments to the consolidated statements of operations and comprehensive loss and cash flows for the Predecessor Period and year ended December 31, 2012, to conform the respective periods to the current year presentation.
The cumulative effect of the adjustments to the consolidated statements of operations for the Predecessor Period resulted in an increase to gaming revenue of $31,000, an increase in gaming operating expenses of $1.0 million, an increase in selling and marketing expenses of $52,000, a decrease in depreciation and amortization of $1.3 million and a decrease in impairment of long lived assets of $75,000. The impact on net loss for the Predecessor Period was a decrease of $0.4 million. The cumulative effect of the adjustments to the consolidated statements of cash flow for the Predecessor Period, resulted in a decrease in depreciation and amortization of $1.3 million, a decrease in the decrease in impairment of long lived assets of $75,000, a decrease in the decrease in trade accounts receivable and notes receivable of $31,000, an increase in the increase in deposits and other of $0.3 million, a decrease in the decrease in other assets, non-current, of $0.6 million and a decrease in purchases of gaming equipment, vehicles and other equipment of $1.9 million.
The cumulative effect of the adjustments to the consolidated statements of operations for the year ended December 31, 2012, resulted in an increase in gaming operating expenses of $0.9 million and an increase in depreciation and amortization of $0.1 million. The impact on net loss for the year ended December 31, 2012 was an increase of $1.0 million. The cumulative effect of the adjustments to the consolidated statements of cash flow for the year ended December 31, 2012, resulted in an increase in depreciation and amortization of $0.1 million, an increase in the increase in deposits and other of $44,000, an increase in the increase in other assets, non-current, of $9,000 and a decrease in purchases of gaming equipment, vehicles and other equipment of $0.9 million.
Reclassification
The Company reclassified $1.0 million in deferred loan costs to debt discount at December 31, 2013, to conform prior year amounts with current year presentation.

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

Our estimates of the fair values of depreciable tangible assets were as follows (in thousands):

	Fair values at December 20, 2013	Average remaining useful life (in years)
Gaming equipment, vehicles and other	$46,734	1 - 5
Our estimates of the fair values of identifiable intangible assets were as follows (in thousands):

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
The fair values of acquired finite- and indefinite-lived trade names, third party licenses and internally developed gaming software was determined using the relief from royalty method under the income approach, which is a risk-adjusted discounted cash flow approach. The relief from royalty method values an intangible asset by estimating the royalties saved through ownership of the asset. The relief from royalty method requires identifying the future revenue that would be impacted by the trade name, multiplying it by a royalty rate deemed to be avoided through ownership of the asset and discounting the projected royalty savings amounts back to the acquisition date. The royalty rate used in such valuation was based on a consideration of market rates for similar categories of assets. The indefinite-lived trade name relates to "American Gaming Systems" and the finite-lived trade name relates to “Gambler’s Choice”.
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
As a result of the Acquisition, the Company recognized goodwill of $63.9 million at December 31, 2014, which is deductible for tax purposes, primarily attributed to enhanced financial scale, opportunities for synergies and opportunities with other Apollo related companies and other strategic benefits.
The following table presents the unaudited pro forma results as if the Acquisition had occurred at the beginning of the period presented (in thousands, except per share data):

Year ended December 31, 2013
Revenues	$58,414
Loss from operations	(5,176)
Net loss	(21,223)
Basic and diluted loss per share common share	(2.13)

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
The acquisition of C2 Gaming was consummated on May 6, 2014. The one-year payment of $9.0 million is due to the sellers on the one-year anniversary of the closing of the acquisition. The contingent consideration of $3.0 million is subject to the satisfaction of certain milestones, including the submittal and approval of video slot platforms to various jurisdictions as outlined in the C2 Acquisition Agreement. As these milestones were considered to be probable of being met within one year, the $3.0 million liability approximates fair value. During the year ended December 31, 2014, the Company paid $0.5 million of the contingent consideration. The remaining purchase price is expected to be funded by existing cash or existing availability on the Revolving Facility.
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
An allocation of the purchase price has been made to major categories of assets and liabilities based on management’s estimates. The allocation of the purchase price to the estimated fair values of the assets acquired and the liabilities assumed was as follows (in thousands):

At May 6, 2014
Current assets	$545
Gaming equipment, vehicles and other equipment	534
Goodwill	13,744
Intangible assets	8,722
Total assets	23,545
Total liabilities	272
Total equity purchase price	$23,273
Our estimates of the fair values of depreciable tangible assets were as follows (in thousands):

	Fair values at May 6, 2014	Average remaining useful life (in years)
Gaming equipment, vehicles and other	$534	1 - 5
Our estimates of the fair values of identifiable intangible assets were as follows (in thousands):

	Fair values at May 6, 2014	Average remaining useful life (in years)
Colossal platform	$1,559	5
Colossal titles	2,126	3
Colossal customer agreements and relationships	5,037	7
	$8,722
The estimate of the fair value of acquired gaming equipment, vehicles and other, was determined using cost approaches in which we determined an estimated reproduction or replacement cost, as applicable.
The estimate of the fair value of the acquired Colossal platform and titles was determined using the relief from royalty method under the income approach, which is a risk-adjusted discounted cash flow approach. The relief from royalty method values an intangible asset by estimating the royalties saved through ownership of the asset.

The estimate of the fair value of the acquired customer agreements and relationships was determined using the excess earnings method, which is a risk-adjusted discounted cash flow approach that determines the value of an intangible asset as the present value of the cash flows attributable to such asset after excluding the proportion of the cash flows that are attributable to other assets.
As a result of the acquisition, the Company recorded goodwill of $13.7 million at December 31, 2014, which is deductible for tax purposes, primarily attributed to enhanced financial scale, expanded video slot platforms and other strategic benefits. Some of the values and amounts used in the initial application of purchase accounting for our consolidated balance sheet were based on estimates and assumptions.
NOTE 4. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the changes by component, net of tax, in accumulated other comprehensive income (loss) of the Company (in thousands):

	Foreign currency translation	Accumulated other comprehensive income (loss)
December 31, 2013	$(1)	$(1)
Current period other comprehensive gain	289	289
December 31, 2014	$288	$288
NOTE 5. CONTRACT RIGHTS UNDER DEVELOPMENT AGREEMENTS AND CUSTOMER AGREEMENTS
The Company enters into development agreements and placement fee agreements with certain customers to secure floor space under lease agreements for its gaming machines. Amounts paid in connection with the development agreements are repaid to the Company in accordance with the terms of the agreement, whereas placements fees are not reimbursed. Placement fees can be in the form of cash paid upfront or free lease periods and are accreted over the life of the contract and the expense is recorded as a reduction of revenue. The Company recognized $58,000 and $0 for the year ended December 31, 2014, and the Successor Period, respectively, as a reduction of revenue as accretion of contract rights under development agreements and customer agreements. The Predecessor recognized $3.9 million for both the Predecessor Period and the year ended December 31, 2012, as a reduction of revenue as accretion of contract rights under development agreements and customer agreements.
In connection with the Acquisition, the contract rights under development agreements and customer agreements that existed at December 20, 2013 were ascribed no value and a new intangible asset related to “Customer agreements and relationships as a result of purchase accounting related to the Acquisition” was established (see Note 7). Amortization of the fair value of this asset will be recorded in depreciation and amortization expense in the consolidated statements of operations and comprehensive loss.
NOTE 6. GAMING EQUIPMENT, VEHICLES AND OTHER EQUIPMENT
Gaming equipment, vehicles and other equipment, net consist of the following (in thousands):

	December 31, 2014	December 31, 2013
Gaming equipment	$50,516	$44,212
Vehicles and other equipment	6,681	5,770
Less: Accumulated depreciation	(16,428)	(477)
Total gaming equipment, vehicles and other equipment, net	$40,769	$49,505
The above amounts, as of December 31, 2014 and 2013, include net fair value adjustments recorded as part of purchase accounting that increased the aggregate carrying value of property and equipment as of the Closing Date (see Note 3).
Gaming equipment, vehicles and other equipment are depreciated over the respective useful lives of the assets ranging from three to seven years. Depreciation expense was $16.8 million, $0.5 million, $14.7 million and $14.6 million for the year ended December 31, 2014, the Successor Period, the Predecessor Period and the year ended December 31, 2012, respectively.

Immaterial Error Correction
The Company determined that costs to install and deliver leased gaming machines were being capitalized and incorrectly depreciated over the useful life of the machine rather than capitalized as initial direct costs and amortized over the term of the lease in accordance with ASC 840-20-35-2. Additionally, the Company determined the gaming machines associated with our gaming equipment leases in Illinois should have been depreciated over 6 years as compared to 5 years given this period represents the estimated term of leases in Illinois and the fact that this represents the useful life in this jurisdiction. Based on the analysis performed, the estimated fair value of gaming equipment, vehicles and other equipment acquired in the Acquisition was overstated by $2.0 million. The Company reduced gaming equipment, vehicles and other equipment by $2.0 million with a corresponding increase to goodwill in the second quarter of 2014. For activity subsequent to the Acquisition, the cumulative effect of the analysis performed as of June 30, 2014, resulted in a decrease to gaming equipment of $2.0 million, an increase to deposits and other of $0.2 million, an increase to other assets of $0.4 million. Additionally, depreciation expense was reduced by $0.3 million in June 2014 for activity related to the period from the Acquisition date to the second quarter of 2014. We have performed an evaluation to determine if the financial statement impact resulting from these errors in accounting were material, considering both quantitative and qualitative factors. Based on this materiality analysis, we concluded correcting the cumulative error would be immaterial to the current year financial statements and a correction of the errors, individually and in the aggregate, would not have a material impact to any individual prior post Acquisition period financial statements. Accordingly, we recorded the entire cumulative reduction to depreciation expense of $0.3 million ($0.03 per share) in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2014. Additionally, to conform the Predecessor financial statements to the current year presentation, the Company recorded adjustments in the Predecessor Period and the year ended December 31, 2012 (see Note 2).
NOTE 7. GOODWILL AND INTANGIBLES
The carrying amount of goodwill is as follows (in thousands):

	December 31, 2014			December 31, 2013
	Gross Carrying amount	Accumulated Impairment	Net Carrying Value	Gross Carrying amount	Accumulated Impairment	Net Carrying Value
Goodwill	$77,617	$—	$77,617	$60,384	$—	$60,384
As discussed in Note 2, the Company evaluates goodwill for impairment annually on October 1. The Company performed a qualitative assessment, Step 0, of goodwill as of October 1, 2014, and determined that it is not more-likely-than-not that the Company’s reporting unit’s fair value is less than its carrying value; therefore no further impairment testing was performed.
Intangible assets consist of the following (in thousands):

		December 31, 2014			December 31, 2013
	Useful life (years)	Gross Value	Accumulated Amortization	Net Carrying Value	Gross Value	Accumulated Amortization	Net Carrying Value
Trade name - “American Gaming Systems”	Indefinite	$12,126	$—	$12,126	$12,126	$—	$12,126
Trade name - “Gambler’s Choice”	7	809	(119)	690	809	(3)	806
Customer agreements and relationships as a result of the Acquisition	7	60,112	(8,841)	51,271	60,112	(254)	59,858
Customer agreements and relationships as a result of the C2 Gaming acquisition	7	5,037	(472)	4,565	—	—	—
Customer agreements	1 - 7	678	(58)	620	—	—	—
Covenants not to compete	3	10	—	10	—	—	—
Third party licenses	3 - 5	11,520	(2,437)	9,083	11,520	(70)	11,450
Internally developed gaming software	1 - 5	14,504	(3,509)	10,995	12,474	(108)	12,366
Acquired intellectual property	10 - 20	10,965	(811)	10,154	—	—	—
Purchased software	1 - 5	2,854	(483)	2,371	2,076	(18)	2,058
		$118,615	$(16,730)	$101,885	$99,117	$(453)	$98,664

The above amounts as of December 31, 2014 and December 31, 2013, include net fair value adjustments recorded as part of purchase accounting that increased the aggregate carrying value of intangible assets as and resulted in the recognition of $60.4 million in goodwill as of the Closing Date that was further adjusted to $63.9 million as of December 31, 2014 (see Note 3). The Company recognized an additional $13.7 million in goodwill as a result of the acquisition of C2 Gaming on May 6, 2014 (see Note 3).
On the Closing Date, the Company recognized a $12.1 million indefinite lived asset related to the “American Gaming Systems” trade name and a $0.8 million intangible asset related to the “Gambler’s Choice” trade name with an estimated useful life of 7 years. Additionally, the Company recorded $60.1 million in customer agreements and relationships on the Closing Date as a result of the valuation. The Company reviewed the terms of the agreements and the historical relationship with their existing customers and determined an estimated useful life of 7 years.
In connection with the acquisition of C2 Gaming, the Company recognized $5.0 million in customer agreements and relationships and $3.7 million in acquired intellectual property as of December 31, 2014.
The Company accounted for the acquisition of Casino War Blackjack as an asset acquisition, where the acquired assets are measured by allocating the cost of the acquisition on a relative fair value basis. The cost of the acquisition was allocated to intellectual property owned by Casino War Blackjack. In addition to the acquisition of Casino War Blackjack, during the year ended December 31, 2014, the Company acquired intellectual property related to several table games patents, including $3.8 million paid to a single entity. The total acquired intellectual property for the year ended December 31, 2014 was $7.3 million.
On January 9, 2012, the Predecessor entered into a definitive agreement (the “Definitive Agreement’) with Bluberi Gaming Technologies, Inc. (“Bluberi”) pursuant to which the Predecessor agreed to terminate its existing distribution agreement with Bluberi (the “Existing Distribution Agreement”) and to purchase all of Bluberi’s right, title and interest in certain game titles covered by the Existing Distribution Agreement (the “Bluberi Transaction”). In connection therewith, the Predecessor agreed to pay $22.8 million to Bluberi and to enter into a five-year service agreement with Bluberi for which the Predecessor would pay Bluberi a $2.0 million servicing fee paid ratably over the term of the service agreement and a one-time $1.0 million performance-based bonus. According to the Definitive Agreement, $3.5 million was due to Bluberi upon execution of the Definitive Agreement and $19.3 million (the “Balance”) was due no later than February 28, 2012 subject to certain restrictions as defined. At the Predecessor’s option, payment of the approximately $19.3 million could be extended one month by paying approximately $2.5 million (the “First Option Payment”) no later than February 28, 2012 and could be extended an additional month by paying approximately $2.5 million (the “Second Option Payment”) no later than March 31, 2012 with both payments applying to the Balance. On March 27, 2012, an addendum to the Definitive Agreement was executed which eliminated the Second Option Payment and replaced it with payments of approximately $0.5 million due March 30, 2012, April 6, 2012, April 13, 2012, April 20, 2012 and April 27, 2012. On May 11, 2012, the Predecessor made its final payment in accordance with the Definitive Agreement and its addendum using proceeds from the capital contribution (see Note 12).
On April 2, 2012, the Predecessor entered into a Letter of Intent to purchase the assets of a video lottery terminal business for a total cash consideration of approximately $5.0 million. $1.8 million of the purchase price would be paid upon the execution of an asset purchase agreement and $3.0 million would be paid at closing. On April 5, 2012, the Predecessor paid $0.2 million (the “Lock-up Fee”) to secure a 60-day exclusivity period, to perform due diligence related to the acquisition. The Predecessor also received a license for a game title as consideration for the Lock-up Fee. The payment of the Lock-up Fee is included as part of purchased software on the accompanying consolidated financial statements. On May 31, 2012, the Predecessor terminated its Letter of Intent for the acquisition and received a license for an additional game title.
On July 13, 2012, the Predecessor entered into a contract rights under development agreement with a new tribal customer for the right to place 64 Class II games in exchange for a single up-front payment of $0.6 million. The amount will be amortized over the life of the agreement.
Intangibles are amortized over the respective estimated useful lives of the assets ranging from one to ten years. The weighted average useful life for our definite-live intangible assets was 6.4 years as of December 31, 2014. Amortization expense related to intangibles, inclusive of contract rights under development agreements and customer agreements, was $16.8 million, $0.5 million, $16.8 million and $19.0 million for the year ended December 31, 2014, the Successor Period, the Predecessor Period and the year ended December 31, 2012, respectively. Included in depreciation and amortization expense is amortization of internally developed software of $3.6 million, $0.1 million, $3.2 million and $3.5 million for the year ended December 31, 2014, the Successor Period, the Predecessor Period and the year ended December 31, 2012, respectively.
Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the year ended December 31, 2014, the Company recognized an impairment charge of $1.4 million, related to the internally developed gaming titles that were discontinued. During the Predecessor Period, the Predecessor recognized an impairment charge of $1.7 million related to lease incentives paid to a customer. For the year ended December 31, 2012, the Predecessor recognized an impairment of $3.7 million, related to decreasing the carrying value of the cashless gaming system licenses required to operate certain gaming machines.
As discussed in Note 2, the Company does not amortize its “American Gaming Systems” trade name, but instead tests for possible impairment at least annually or when circumstances warrant. The Company performed a qualitative assessment of the “American Gaming Systems” trade name as of October 1, 2014, and determined that it is not more-likely-than-not that the fair value of the “American Gaming Systems” trade name is less than its carrying value; therefore no further impairment testing was performed.
The estimated amortization expense on software development, purchased software and intangible assets, inclusive of accretion of contract rights under development agreements and customer agreements, for each of the next five years and thereafter is as follows (in thousands):

For the year ended December 31,
2015	$17,873
2016	17,852
2017	14,414
2018	13,547
2019	10,222
Thereafter	15,851
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
Pursuant to the Acquisition Agreement the Canadian payroll tax receivable balance, on the Closing Date, was retained by AGS Holdings. The Company has recognized a Canadian payroll tax receivable related to the OIDMTC of $0.2 million and $23,000 as of December 31, 2014 and 2013, respectively, included in other assets in the accompanying consolidated balance sheets.
NOTE 9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31, 2014	December 31, 2013
Trade accounts payable	$1,266	$2,005
Salary and payroll tax accrual	3,002	1,660
Accrued commission	351	318
C2 Gaming one-year payout (see Note 3)	9,000	—
C2 Gaming contingent consideration (see Note 3)	2,500	—
Proceeds from employees in advance of common stock issuance (see Note 11)	1,969	—
Accrued other	4,707	2,264
Total accounts payable and accrued liabilities	$22,795	$6,247

NOTE 10. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	December 31, 2014	December 31, 2013
$155 million Term Facility, interest above LIBOR or base rate (9.25% at December 31, 2014), net of unamortized discount of $5.0 and $5.6 million at December 31, 2014 and 2013, respectively.	$148,447	$149,396
$25 million Revolving Facility, interest above LIBOR or base rate (8.46% at December 31, 2014).	10,000	—
Equipment long-term note payable	2,230	—
Seller notes	6,012	5,531
Total debt	166,689	154,927
Less—Amounts due within one year	(2,495)	(1,550)
Long-term debt	$164,194	$153,377
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
The Term Facility will mature on the seventh anniversary of the Closing Date, and the Revolving Facility will mature on the fifth anniversary of the Closing Date. The Term Facility requires scheduled quarterly payments in amounts equal to 0.25% of the original aggregate principal amount of the term loans, with the balance due at maturity. Borrowings under the Term Facility bear interest at a rate equal to, at the Borrower’s option, either LIBOR or the base rate, subject to an interest rate floor plus an applicable margin rate. Borrowings under the Revolving Facility bear interest at a rate equal to, at the Borrower’s option, either LIBOR or the base rate plus an applicable margin rate. In addition, on a quarterly basis, the Borrower is required to pay each lender under the Revolving Facility a commitment fee in respect of any unused commitments thereunder at a rate of 0.50% per annum. As of December 31, 2014, $10.0 million was outstanding under the Revolving Facility. In the first quarter of 2015 the Company drew an additional $1.0 million under the Revolving Facility.
The Senior Secured Credit Facilities are guaranteed by AP Gaming Holdings, the Borrower’s material, wholly owned domestic subsidiaries (subject to certain exceptions), and are secured by a pledge by AP Gaming Holdings of the Borrower’s equity interest directly held by AP Gaming Holdings and a pledge of substantially all of the existing and future property and assets of the Borrower and the subsidiary guarantors, subject to certain exceptions. The Senior Secured Credit Facilities require that the Borrower maintain a maximum net first lien leverage ratio set at a maximum of 5.5 to 1 beginning with the first quarter ending June 30, 2014. The Senior Secured Credit Facilities contain limitations on additional indebtedness, guarantees, incurrence of liens, investments and distributions, as defined. The Senior Secured Credit Facilities also contain customary events of default included in similar financing transactions, including, among others, failure to make payments when due, default under other material indebtedness, breach of covenants, breach of representations and warranties, involuntary or voluntary bankruptcy, and material judgments. The Company was in compliance with the covenants of the Senior Secured Credit Facilities at December 31, 2014.
In connection with the Acquisition, the Company issued two promissory notes (the “Seller Notes”) to AGS Holdings, LLC, in the amounts of $2.2 million and $3.3 million, to satisfy the conditions set forth in the Acquisition Agreement. At December 31, 2014, notes payable related to the Seller Notes totaled $6.0 million, which included $0.5 million in capitalized interest. The Seller Notes accrue interest on the unpaid principal balance at 8.5% per annum and shall be payable in United

States dollars semi-annually in arrears on June 30 and December 31 (and on the Maturity Date), commencing on June 30, 2014. Any interest accrued and payable on any interest payment date will be paid by capitalizing such interest and adding it to (and thereby increasing) the outstanding principal amount of this Seller Notes. All principal under the Seller Notes are due and payable on June 18, 2021 (the “Maturity Date”). The Company may prepay from time to time all or any portion of the outstanding principal balance due under the Seller Notes.
In January 2014, the Company entered into a financing agreement to purchase certain gaming devices and/or systems and related equipment in the amount of $2.7 million. The agreement requires monthly payments commencing 90 days from the date of delivery with a term of 34 months at an annual fixed interest rate of 7.5%.
Aggregate contractual future principal payments (excluding the effects of repayments for excess cash flow) of long-term debt for the years following December 31, 2014, are as follows (in thousands):

Years ending December 31,	Successor
2015	$2,495
2016	2,569
2017	1,816
2018	11,550
2019	1,550
Thereafter	151,712
Total scheduled maturities	171,692
Unamortized debt discount	(5,003)
Total long-term debt	$166,689
NOTE 11. STOCKHOLDERS’ EQUITY
Common Stock
The Company is authorized to issue up to 30,000,100 shares of its common stock, $0.01 par value per share, of which 10,000,100 shares were issued and outstanding as of December 31, 2014. After the Acquisition, the Company restructured its common stock into two classes: class A voting common stock (“Class A Shares”) and class B non-voting common stock (“Class B Shares”), with Apollo Gaming Holdings, L.P. holding 10,000,000 Class A Shares. On April 28, 2014, upon receipt of all required governmental regulatory approvals, Apollo Gaming Holdings, L.P. exchanged its 10,000,000 Class A Shares for 10,000,000 Class B Shares, and the Company issued 100 Class A Shares to AP Gaming VoteCo, LLC. The holders of the Class A Shares are entitled to one vote per share on all matters to be voted on by the stockholders of the Company. The holders of the Class A Shares have no economic rights or privileges, including rights in liquidation, and have no right to receive dividends or any other distributions. The holders of the Class B Shares have no right to vote on any matter to be voted on by the stockholders of the Company. Each holder of Class B Shares is entitled to share equally, share for share, dividends declared, as well as any distributions to the stockholders, and in the event of the Company’s liquidation, dissolution or winding up, is entitled to share ratably in any remaining assets after payment of or provision for liabilities and the liquidation on preferred stock, if any.
On April 28, 2014, the Company issued 20,000 Class B Shares to its President and Chief Executive Officer for $0.2 million, which shares were subsequently repurchased by the Company on August 7, 2014. On August 8, 2014, the Company entered into subscription agreements to issue 196,875 Class B Shares to certain employees, which shares were issued upon the Company obtaining approval for such issuance from the Nevada Gaming Commission in January 2015. This issuance qualifies as shares issued to a “Management Holder” as defined in the Securityholders Agreement dated April 28, 2014 (the “Securityholders Agreement”). Class B Shares that are held by a Management Holder are subject to repurchase rights (the “Repurchase Rights”), as outlined in Section 6 of the Securityholders Agreement, that are contingent on the Management Holder’s termination. The Repurchase Rights enable the Company to recover the Class B Shares issued to Management Holders without transferring any appreciation of the fair value of the stock to the Management Holder upon certain terminations of the Management Holder’s employment prior to a “Qualified Public Offering”, as defined in the Securityholders Agreement. If a Management Holder’s employment is terminated by the Company prior to the consummation of a Qualified Public Offering for “Cause”, as defined in the Securityholders Agreement, or is terminated by such Management Holder without “Good Reason”, as defined in the Securityholders Agreement, then the Company shall have the right to repurchase all or any portion of the Class B Shares held by such Management Holder for the lessor of original cost and fair market value. If a Management Holder’s employment is terminated by the Company prior to the consummation of a Qualified Public Offering other than as described above and in the Securityholders Agreement, then the Company shall have the right to repurchase all or any portion of the Class B Shares held by such Management Holder for fair market value. The Qualified Public Offering represents a substantive performance condition that must be met for the Management Holder to benefit from the ownership of the shares. As a result, in accordance with ASC 718, shares issued to Management Holders are not considered issued for accounting purposes until such time that the performance condition is met.
As of December 31, 2014, the Company received $2.0 million in cash from certain members of management in respect of the purchase of Class B Shares. Regulatory approvals were obtained for the issuance of Class B Shares to certain employees in January 2015. As of December 31, 2014, these payments were classified within accounts payable and accrued expenses on the consolidated balance sheet.
Preferred Stock
The Company is authorized to issue up to 100,000 shares of preferred stock, $0.01 par value per share, of which none were issued as of December 31, 2014. The Board of Directors is expressly authorized to provide for the issuance of all or any shares of the preferred stock in one or more classes or series, to fix the number of shares constituting such series, and to increase or decrease the number of shares of any such series (but not below the number of shares thereof then outstanding) and to fix for each such class or series such voting powers, full or limited, or no voting powers, and such distinctive designations, powers, preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions adopted by a majority of the entire Board providing for the issuance of such class or series including, without limitation, the authority to provide that any such class or series may be (a) subject to redemption at such time or times and at such price or prices, (b) entitled to receive dividends (which may be cumulative or noncumulative) at such rates, on such conditions, and at such times, and payable in preference to, or in such relation to, the dividends payable on any other class or classes or any other series, (c) entitled to such rights upon the dissolution of, or upon any distribution of the assets of, the Company, or (d) convertible into, or exchangeable for, shares of any other class or classes of stock, or of any other series of the same or any other class or classes of stock, of the Company at such price or prices or at such rates of exchange and with such adjustments, all as may be stated in such resolution or resolutions. Notwithstanding the foregoing, the rights of each holder of the preferred stock shall be subject at all times to compliance with all gaming and other statutes, laws, rules and regulations applicable to the Company and such holder at that time.
NOTE 12. RELATED PARTY TRANSACTIONS
During 2010, the Predecessor entered into a separate exclusive distributor agreement with Game Ingenuity (in which a related party is a principal) to place or sell games developed utilizing Game Ingenuity intellectual property into all markets where the Company is licensed or will be licensed within one year from the placement of the first game, or as otherwise mutually agreed between the parties. During the year ended December 31, 2014, the Company incurred $0.2 million in expenses as part of this agreement. During the Predecessor Period, the Predecessor incurred $0.2 in expenses as part of this agreement. The Predecessor did not incur any expense related to this agreement for the year ended December 31, 2012.
During 2012, the Predecessor’s member contributed capital totaling $60.7 million to the Predecessor. $50.7 million of the 2012 contributed capital was utilized to cure debt covenant violations, repay the current obligations of debt (See Note 10), finance the final payment of the Definitive Agreement and to provide working capital for the Predecessor. $10.0 million of the 2012 contributed capital was a forgiveness of long-term debt to a related party that occurred in August 2012 associated with the Predecessor entering the Initial Term Loan.
For the Predecessor Period and the year ended December 31, 2012, the Predecessor paid Alpine Management Services, III LLC $0.3 million and $0.2 million, respectively, for consulting services.
In July 2014, the Company entered into an agreement to purchase intellectual property developed by an employee of the Company. The Company pays royalties to the employee based on revenue generated from games developed by the employee. For the year ended December 31, 2014, the Company incurred $519 in expense as part of the agreement.
NOTE 13. WRITE DOWNS AND OTHER CHARGES
The consolidated statements of operation and comprehensive loss include various non-routine transactions and related party consulting fees. For the year ended December 31, 2014, the Company recognized $3.0 million in write-downs and other charges primarily related to the impairment of prepaid royalties, fees related to the acquisition of C2 Gaming and other professional fees. For the Successor Period the Company recognized $7.5 million in write-downs and other charges for fees related to the Acquisition. For the Predecessor Period, the Predecessor recognized $4.4 million in write downs and other charges that primarily consisted of $3.9 million in fees related to the Acquisition and $0.3 million for consulting fees paid to a related party. For the year ended December 31, 2012, the Company had $3.7 million in write downs and other charges that consisted of $3.5 million of costs related to the write off of debt issue costs related to the 2007 UBS debt agreement and other costs incurred in conjunction with an unsuccessful financing transaction as well as $0.2 million for consulting fees paid to a related party.
NOTE 14. BASIC AND DILUTED LOSS PER SHARE
The Company computes net loss per share in accordance with accounting guidance that requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statement of operations and comprehensive loss. Basic EPS is computed by dividing net loss for the period by the weighted average number of shares outstanding during the period. Basic EPS excludes Class B Shares issued to Management Holders until the performance condition or termination event is considered probable (see Note 11). Class B Shares issued to Management Holders will be included in the calculation of Diluted EPS using the treasury stock method. Diluted EPS is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period, increased by potentially dilutive common shares that were outstanding during the period. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. Potentially dilutive common shares include stock options and restricted stock (see Note 16). Excluded from the calculation of diluted EPS for the year ended December 31, 2014, were 50,000 restricted shares, as such securities were anti-dilutive. There were no potentially dilutive securities during the Successor Period.
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
The Company has established a 401(k) defined contribution plan (the “401(k) Plan”) for its employees. The 401(k) Plan allows employees to contribute up to 15% of their pretax earnings, and the Company may match a percentage of the contributions on a discretionary basis. The expense associated with the 401(k) Plan for year ended December 31, 2014, the Successor Period, the Predecessor Period and the year ended December 31, 2012 was $0.3 million, $7,000, $0.2 million and $0.2 million, respectively.
On April 28, 2014, the Board of Directors of the Company approved the 2014 Long-Term Incentive Plan (“LTIP”). Under the LTIP, the Company is authorized to grant nonqualified stock options, rights to purchase Class B Shares, restricted stock, restricted stock units and other awards to be settled in, or based upon, Class B Shares to persons who are directors and employees of and consultants to the Company or any of its subsidiaries on the date of the grant. The LTIP will terminate ten years after approval by the Board. Subject to adjustments in connection with certain changes in capitalization, the maximum number of Class B Shares that may be delivered pursuant to awards under the LTIP is 1,250,000.
On April 28, 2014, in connection with the approval of the LTIP, the President and Chief Executive Officer of the Company acquired (i) 20,000 Class B Shares (as described above), (ii) an aggregate of 50,000 restricted shares of Class B Shares, which vest in five equal installments on each of the first five anniversaries of the grant date of such restricted shares, subject to partial acceleration upon the occurrence of certain terminations of employment, (iii) a fully vested option to purchase 30,000 Class B Shares under the LTIP and (iv) an option to purchase 225,000 Class B Shares under the LTIP, which option will vest as described in Note 16. On August 7, 2014, the Company repurchased the 20,000 Class B shares issued to the Chief Executive Officer and on August 8, 2014, the Company entered into subscription agreements with certain employees to issue 196,875 Class B Shares, which shares were issued upon the Company obtaining approval for such issuance from the Nevada Gaming Commission in January 2015.
NOTE 16. SHARE-BASED COMPENSATION
Stock Options
During the year ended December 31, 2014, the Company granted stock awards to eligible participants under the LTIP. The stock awards include options to purchase the Company’s Class B Shares. These stock options include a combination of service and market conditions, as further described below. In addition, these stock options include a performance vesting condition, a Qualified Public Offering (see Note 11), which is not considered to be probable as of December 31, 2014. As a result, no share-based compensation expense for stock options was recognized in the year ended December 31, 2014 and none will be recognized for these stock awards until the performance condition is considered to be probable. When the performance condition is considered probable, the stock awards will vest in accordance with the underlying service and market conditions.
The terms of the options granted in each of the year ended December 31, 2014 are further described below:
On April 28, 2014, the Company granted fully vested stock options to purchase 30,000 Class B Shares of with an exercise price of $10 per share. The options expire on the second anniversary of the grant date.
The Company granted stock options to purchase 225,000 and 321,250 Class B Shares on April 28, 2014 and August 8, 2014, respectively, with an exercise price of $10 per share. These stock options were designated as Tranche A options, Tranche B options, and Tranche C options, collectively “the Options”, as discussed below. The Options expire on the tenth anniversary of the grant date.
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

The Company calculated the grant date fair value of the fully vested stock options and the Tranche A options using the Black Scholes model, and the Tranche B and Tranche C options using a lattice-based option valuation model. The assumptions used in these calculations are noted in the following table. Expected volatilities are based on implied volatilities from comparable companies. The expected time to liquidity is based on management’s estimate. The risk-free rate is based on the U.S. Treasury yield curve for a term equivalent to the estimated time to liquidity. The expected dividend yield is 0% for all stock awards. The grant date fair value and related assumptions for options granted during the year ended December 31, 2014, were as follows:

Tranche	Grant Date	Outstanding	Fair Value (Per Share)	Total Fair Value	Assumptions
Fully vested options	April 28, 2014	30,000	$4.07	$122,021
Risk free interest rate					0.4%
Expected term					2 years
Expected volatility					75.0%

Tranche A Options	April 28, 2014	75,000	$6.53	$489,888
Risk free interest rate					2.2%
Expected term					6.5 years
Expected volatility					70.0%

Tranche B Options	April 28, 2014	75,000	$5.18	$388,514
Risk free interest rate					1.5%
Time to liquidity event					4.5 years
Expected volatility					75.0%
Forward expected volatility rate					55.0%
Forward risk free interest rate					3.6%

Tranche C Options	April 28, 2014	75,000	$4.79	$359,476
Risk free interest rate					1.5%
Time to liquidity event					4.5 years
Expected volatility					75.0%
Forward expected volatility rate					55.0%
Forward risk free interest rate					3.6%

Tranche A Options	August 8, 2014	107,082	$6.51	$697,231
Risk free interest rate					2.0%
Expected term					6.5 years
Expected volatility					70.0%

Tranche B Options	August 8, 2014	107,084	$5.08	$543,933
Risk free interest rate					1.5%
Time to liquidity event					4.5 years
Expected volatility					75.0%
Forward expected volatility rate					55.0%
Forward risk free interest rate					3.2%

Tranche C Options	August 8, 2014	107,084	$4.66	$498,925
Risk free interest rate					1.5%
Time to liquidity event					4.5 years
Expected volatility					75.0%
Forward expected volatility rate					55.0%
Forward risk free interest rate					3.2%
Total		576,250		$3,099,988
No Options were cancelled or forfeited during the year ended December 31, 2014.
Restricted Stock
During the year ended December 31, 2014, the Company granted restricted Class B Shares that vest in five equal installments on each of the first five anniversaries of the grant date. This restricted stock includes a service condition and a performance vesting condition (a Qualified Public Offering), which is not considered to be probable of occurring as of December 31, 2014. As a result, no share-based compensation expense was recognized in the year ended December 31, 2014, and none will be recognized for restricted stock until the performance condition is considered to be probable. When the performance condition is considered probable, the stock awards will vest in accordance with the underlying service condition.
On April 28, 2014, the Company issued 50,000 restricted Class B Shares that vest in five equal installments on each of the first five anniversaries of the grant date. The fair value of the the restricted stock granted on April 28, 2014, was $10 per share of restricted stock.
No restricted stock was cancelled or forfeited during either the year ended December 31, 2014 or the Successor Period.
NOTE 17. RESTRUCTURING
In June 2014, the Company took steps to reduce current and future expenses by reducing staff in our technology and game development division that operated primarily out of our Toronto location. The Las Vegas location now serves as the primary location for our technology and game development division. The Company entered into retention agreements with certain employees that extend through July 2015. During the year ended December 31, 2014, the Company expensed approximately $1.2 million in restructuring costs related to termination benefits and expects to incur an additional $0.4 million related to retention agreements with certain employees.
The following table summarizes the change in our severance accrual for the year ended December 31, 2014 (in thousands), which is included in accounts payable and accrued liabilities in the consolidated balance sheets:

	Successor
	December 31, 2013	Charge to expense	Cash paid	Costs settled	December 31, 2014
Accrued severance	$—	$894	$767	$—	$127
Accrued retention bonuses	—	273	—	—	273
Total	$—	$1,167	$767	$—	$400
NOTE 18. INCOME TAXES
The provision for income tax expense consisted of the following (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2014	Period December 21, 2013 through December 31, 2013	Period January 1, 2013 through December 20, 2013	Year Ended December 31, 2012

Deferred:
Federal	$2,005	$50	$—	$—
State	184	4	—	—
Income tax expense	$2,189	$54	$—	$—
The reconciliation of income tax at the federal statutory rate to the actual effective income tax rate (benefit) is as follows:

	Successor		Predecessor
	Year ended December 31, 2014	Period December 21 through December 31, 2013	Period January 1, 2013 through December 20, 2013	Year ended December 31, 2012
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%	(34.0)%
Non-taxable entities	—%	—%	32.7%	34.5%
Foreign rate differential	—%	—%	(0.5)%	0.1%
State income taxes, net of federal benefit	(0.8)%	(3.1)%	—%	—%
Permanent differences	0.2%	—%	—%	—%
Other differences	0.4%	—%	—%	—%
Valuation allowance	42.6%	37.8%	1.8%	(0.6)%
	8.4%	0.7%	—%	—%

The components of the net deferred tax liability consist of the following (in thousands):

	Successor
	December 31, 2014	December 31, 2013
Deferred tax assets:
Current:
Accrued expenses	$845	$—
Allowance for bad debt	3	3
Total current	848	3
Valuation allowance	(731)	(3)
Net current deferred tax asset	117	—

Noncurrent:
Net operating loss carryforwards	8,830	495
Amortization expense (identifiable intangibles)	3,796	106
Transaction costs	3,572	2,765
Impairment of prepaids	117	—
Other	49	—
Total noncurrent	16,364	3,366
Valuation allowance	(14,203)	(3,055)
Net noncurrent deferred tax asset	2,161	311
Deferred tax asset	2,278	311

Deferred tax liabilities:
Current:
Prepaid expenses and other	(645)	(275)
Total current deferred tax liabilities	(645)	(275)

Noncurrent:
Amortization expense (indefinite life intangibles)	(2,236)	(54)
Depreciation expense	(1,633)	(36)
Currency translation adjustment	(155)	—
Total noncurrent deferred tax liability	(4,024)	(90)
Deferred tax liability	(4,669)	(365)
Net deferred tax liability	$(2,391)	$(54)
The net deferred tax liability is classified in the accompanying consolidated balance sheets as follows (in thousands):

	Successor
	December 31, 2014	December 31, 2013
Deferred tax asset - noncurrent	$—	$220
Deferred tax liability - current	(528)	(274)
Deferred tax liability - noncurrent	(1,863)	—
Net deferred tax liability	$(2,391)	$(54)
In assessing whether deferred tax assets can be realized, we consider whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. We assess whether deferred tax assets can be realized on a quarterly basis and have concluded that it is not more likely than not to recognize certain deferred tax assets. This assessment evaluated all positive and negative evidence in determining the need for a valuation allowance. As a result, a valuation allowance was recorded against deferred tax assets to the extent the Company determined they were not realizable.
Accounting standards for accounting for uncertain tax positions require that tax positions be assessed using a two-step process. A tax position is recognized if it meets a “more likely than not” threshold, and is measured at the largest amount of benefit that is greater than 50% likely of being realized. Uncertain tax positions must be reviewed at each balance sheet date. It is the policy of the Company to recognize penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2014, we have not recorded a reserve for uncertain tax positions or penalties and interest nor do we anticipate a significant change to the reserve for uncertain tax positions in the next 12 months.

We file federal and state income tax returns in the United States (“U.S.”) that are subject to examination by the IRS. Our initial federal and state income tax returns was filed for the Successor Period as of December 31, 2013. At December 31, 2014, the Company had net operating loss carryforwards of $23.8 million for federal income tax purposes that expire beginning in 2033. At December 31, 2014, the Company has net operating loss carryforwards of $22.0 million for state income tax purposes that expire beginning in 2018. At December 31, 2014, the Company had net operating loss carryforwards of $2.5 million for Canadian income tax purposes that expire beginning in 2030.
NOTE 19. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases administrative and warehouse facilities and certain equipment under non-cancelable operating leases. Rent expense was $0.8 million, $22,000, $0.6 million and $0.7 million for the year ended December 31, 2014, the Successor Period, the Predecessor Period and the year ended December 31, 2012, respectively.
Future minimum lease payments under these leases in excess of one year as of December 31, 2014 are as follows (in thousands):

For the year ended December 31,	Successor
2015	$803
2016	806
2017	784
2018	812
2019	841
Thereafter	1,245
Total	$5,291
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

NOTE 20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (in thousands)

	Year ended December 31, 2014
	Successor
	Quarter ended March 31, 2014	Quarter ended June 30, 2014	Quarter ended September 30, 2014	Quarter ended December 31, 2014
Consolidated Income Statement Data:
Revenues	$17,158	$17,428	$18,836	$18,718
Income (loss) from operations	695	(1,468)	(3,432)	(4,216)
Net loss	(4,249)	(6,203)	(8,674)	(9,250)

	Year ended December 31, 2013
	Predecessor				Successor
	Quarter ended March 31, 2013	Quarter ended June 30, 2013	Quarter ended September 30, 2013	Period from October 1, 2013 through December 20, 2013	Period from December 21, 2013 through December 31, 2013
Consolidated Income Statement Data:
Revenues	$15,419	$13,804	$14,768	$12,470	$1,953
Loss from operations	(240)	(1,413)	(5,199)	(4,952)	(7,623)
Net loss	(4,245)	(5,946)	(8,306)	(23,679)	(8,156)
NOTE 21. SUBSEQUENT EVENTS
In connection with the preparation of its consolidated financial statements as of and for the year ended December 31, 2014, the Company has evaluated subsequent events through March 31, 2015, to determine whether any of these events required recognition or disclosure in the 2014 financial statements, as required by FASB ASC Topic 855, Subsequent Events.
On March 11, 2015, the Company entered into subscription agreements to issue 20,673 Class B Shares to Management Holders, and option agreements to purchase 95,625 Class B Shares to Management Holders under the LTIP. Additionally, the 12,000 Class B shares previously issued to the Company’s prior Chief Financial Officer on August 8, 2014 were repurchased by the Company on March 16, 2015.
On March 30, 2015, AGS, LLC (“AGS”), a subsidiary of the Company, entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Amaya Inc., a corporation organized under the laws of Quebec (“Seller”), and Cadillac Jack, Inc., a Georgia corporation (“Cadillac Jack”). Pursuant to the terms of the Stock Purchase Agreement, AGS will purchase from Seller, through a series of transactions, all of the issued and outstanding common stock, par value $0.01 per share, of Cadillac Jack (the “Cadillac Jack Acquisition”), for an aggregate consideration comprised of (i) $370.0 million in cash, subject to certain adjustments, and (ii) a promissory note with an initial principal amount of $12.0 million, as it may be adjusted pursuant to the terms of the Stock Purchase Agreement. In addition, in connection with AGS’s signing of the Stock Purchase Agreement, the Company and AP Gaming I, LLC, a subsidiary of the Company, obtained binding commitment letters from third party lenders to provide debt financing in an amount, together with a separate commitment by the Company to provide equity financing, sufficient to permit AGS to consummate the Cadillac Jack Acquisition. The closing of the Cadillac Jack Acquisition is subject to customary closing conditions.