Form 10-Q
period 2015-03-31
AP Gaming Holdco, Inc.
filed 2015-05-15
CIK 1593548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended March 31, 2015
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

5475 S. Decatur Blvd., Ste #100 Las Vegas, NV 89118
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of May 14, 2015, there were 100 shares of the Registrant’s Class A common stock, $.01 par value per share, and 10,193,548 shares of the Registrant’s Class B common stock, $.01 par value per share, outstanding.
*The Company does not have any public stockholders. Accordingly, it does not maintain an investor relations website where Interactive Data Files would be posted.

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AP GAMING HOLDCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$11,311	$10,680
Restricted cash	100	100
Accounts receivable, net of allowance of $45 and $29, respectively	8,287	8,835
Notes receivable—current portion	225	305
Inventories, net	2,964	3,175
Prepaid expenses	2,557	2,091
Deposits and other	2,237	2,007
Total current assets	27,681	27,193
Gaming equipment, vehicles and other equipment, net	41,086	40,769
Deferred loan costs, net	5,177	5,343
Goodwill	77,181	77,617
Intangible assets, net	98,635	101,885
Other assets	3,384	3,345
Total assets	$253,144	$256,152

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$25,024	$22,795
Accrued interest	524	499
Customer deposits on gaming machine leases	—	22
Current maturities of long-term debt	2,513	2,495
Deferred tax liability	749	528
Total current liabilities	28,810	26,339
Other long-term liabilities	2,297	—
Long-term debt	164,714	164,194
Deferred tax liability - noncurrent	2,559	1,863
Total liabilities	198,380	192,396
Commitments and contingencies (Note 19)
Stockholders’ Equity:
Preferred stock at $0.01 par value; 100,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value; 30,000,100 shares authorized; 100 Class A Shares issued and outstanding at March 31, 2015 and December 31, 2014, and 10,000,000 Class B Shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively.	100	100
Additional Paid-in capital	99,900	99,900
Accumulated deficit	(45,767)	(36,532)
Accumulated other comprehensive income	531	288
Total stockholders’ equity	54,764	63,756
Total liabilities and stockholders’ equity	$253,144	$256,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

AP GAMING HOLDCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(amounts in thousands, except per share data)
 (unaudited)

	Three months ended March 31,
	2015	2014
Revenues
Gaming revenue	$18,567	$16,728
Equipment sales	228	430
Total revenues	18,795	17,158
Operating expenses
Gaming operating expenses	2,900	2,404
Cost of equipment sales	85	175
Loss on disposition of assets	313	171
General and administrative	6,634	5,237
Selling and marketing	1,085	623
Write downs and other charges	3,168	128
Depreciation and amortization	8,346	8,008
Total operating expenses	22,531	16,746
(Loss) income from operations	(3,736)	412
Other expense (income)
Interest expense	4,272	4,036
Interest income	(9)	(1)
Other expense	476	237
Loss before income taxes	(8,475)	(3,860)
Income tax expense	(760)	(672)
Net loss	(9,235)	(4,532)
Foreign currency translation adjustment	243	183
Total comprehensive loss	$(8,992)	$(4,349)

Basic and diluted loss per common share:
Basic	$(0.92)	(0.45)
Diluted	(0.92)	(0.45)
Weighted average common shares outstanding:
Basic	10,000	10,000
Diluted	10,000	10,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AP GAMING HOLDCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(9,235)	$(4,532)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,346	8,008
Accretion of contract rights under development agreements and customer agreements	55	12
Amortization of deferred loan costs and discount	322	295
Provision for bad debts	12	1
Imputed interest income	(8)	—
Loss on disposition of assets	313	171
Provision for deferred income tax	760	616
Changes in assets and liabilities that relate to operations:
Decrease in accounts receivable and notes receivable	536	1,432
Decrease (increase) in inventories, net	211	(123)
Increase in prepaid expenses	(467)	(599)
Increase in deposits and other	(596)	60
Increase in other assets, non-current	(376)	(292)
Increase (decrease) in accounts payable and accrued liabilities	4,371	(590)
Increase in accrued interest	26	102
(Increase) decrease in customer deposits on gaming machine leases	(22)	22
Net cash provided by operating activities	4,248	4,583
Cash flows from investing activities
Collections under notes receivable	88	—
Increase in Canadian tax receivable	—	(199)
Purchase of intangible assets	(333)	(307)
Software development and other	(1,018)	(1,366)
Proceeds from disposition of assets	4	43
Purchases of gaming equipment, vehicles and other equipment	(3,374)	(2,627)
Net cash used in investing activities	(4,633)	(4,456)
Cash flows from financing activities
Borrowings under the revolving facility	1,000	—
Payments on debt	(617)	(388)
Proceeds from employees on early exercise of options	182	—
Payment of deferred loan costs	—	(73)
Net cash provided by (used in) financing activities	565	(461)
Effect of exchange rates on cash and cash equivalents	451	225
Increase (decrease) in cash and cash equivalents	631	(109)
Cash and cash equivalents, beginning of period	10,680	21,742
Cash and cash equivalents, end of period	$11,311	$21,633

Supplemental cash flow information:
Cash paid during the period for interest	$4,263	$3,621
Non-cash investing and financing activities:
Financed purchase of equipment	$—	$906

The accompanying notes are an integral part of these condensed consolidated financial statements.

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. ORGANIZATION AND BUSINESS
Organization
AP Gaming Holdco, Inc. (the “Company,” “AP Gaming,” “we,” “us,” or “our”) is a leading designer and manufacturer of gaming products for the casino floor. The Company’s roots are in Class II gaming machines for the Native American gaming market with an emerging presence in a broad range of commercial markets in the United States. As of March 31, 2015, the Company had approximately 8,630 gaming machines in approximately 260 gaming facilities in 20 U.S. states, with approximately 205 gaming facilities under revenue sharing agreements and approximately 55 facilities under daily fixed fee agreements. The majority of our systems are used by Native American gaming operators in both Class II and Class III environments and the Illinois video gaming terminal, or VGT, market. Our products include electronic gaming machines, server-based systems and back-office systems that are used by casinos and other gaming locations.
In the third quarter 2014, the Company began manufacturing and developing table games products through the acquisitions of Casino War Blackjack, Inc. (“War Blackjack”) and other intellectual property related to table games products. The Company provides table games products, which include live table games and side bets to enhance our casino operators’ table games operations, to our licensed casino operators on a fixed monthly fee. As of March 31, 2015, the Company had approximately 450 table game units under monthly fixed fee arrangements.
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

Cadillac Jack acquisition
On March 30, 2015, AGS, LLC (“AGS”), a subsidiary of the Company, entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Amaya Inc., a corporation organized under the laws of Quebec (“Seller”), and Cadillac Jack, Inc., a Georgia corporation (“Cadillac Jack”). Pursuant to the terms of the Stock Purchase Agreement, AGS will purchase from Seller, through a series of transactions, all of the issued and outstanding common stock, par value $0.01 per share, of Cadillac Jack (the “Cadillac Jack Acquisition”), for an aggregate consideration comprised of (i) $370.0 million in cash, subject to certain adjustments, and (ii) a promissory note with an initial principal amount of $12.0 million, as it may be adjusted pursuant to the terms of the Stock Purchase Agreement. In addition, in connection with AGS’s signing of the Stock Purchase Agreement, the Company and AP Gaming I, LLC, a subsidiary of the Company, obtained binding commitment letters from third party lenders to provide debt financing in an amount, together with a separate commitment by the Company to provide equity financing, sufficient to permit AGS to consummate the Cadillac Jack Acquisition. The close of the Cadillac Jack Acquisition is anticipated to complete in 2015, subject to required regulatory approvals and customary closing conditions.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures required by generally accepted accounting principles (“GAAP”) are omitted or condensed in these condensed consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) that are necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods have been made. The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
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
The Company assesses the impairment of notes whenever events or changes in circumstances indicate the carry value may not be realized. Impairment is measured based on the present value of the expected future cash flows and is recorded as bad debt expense in the period of assessment. The Company had no allowance for notes receivable as of March 31, 2015 and December 31, 2014.

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

Gaming equipment	3 to 6 years
Vehicles and other equipment	3 to 6 years

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
The “American Gaming Systems” trade name has an indefinite useful life. The Company does not amortize the indefinite lived trade name, but instead tests for possible impairment at least annually, on October 1, or when circumstances warrant. We perform a qualitative assessment to determine if it is more likely than not that the fair value of the asset is less than its carrying amount. If we believe, as a result of our qualitative assessment, that it is more likely than not that the fair value of the asset is less than its carrying amount, the quantitative impairment test is required. There were no indicators of impairment to warrant testing of the Company’s intangible assets for the three months ended March 31, 2015.

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
Goodwill
The excess of the purchase price of entities that are considered to be purchases of businesses over the estimated fair value of the assets acquired and the liabilities assumed is recorded as goodwill. The Company tests for possible impairment of goodwill at least annually, on October 1, and has the option to begin with a qualitative assessment, commonly referred to as “Step 0”, to determine whether it is more likely than not that the reporting unit’s fair value of goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as the general economic environment, industry and market conditions, changes in key assumptions used since the most recently performed valuation and overall financial performance of the reporting units. If the Company determines the reporting unit is not at risk of failing the qualitative assessment, no impairment testing is required. If the Company determines that it is at risk of failing the qualitative assessment, the Company is required to perform an annual goodwill impairment review, and depending upon the results of that measurement, the recorded goodwill may be written down and charged to income from operations when its carrying amount exceeds its estimated fair value. There were no indicators of impairment for the Company’s goodwill for the three months ended March 31, 2015.
Deferred Loan Costs
Deferred loan costs consist of various debt issuance costs and are being amortized using the effective-interest method over the life of the related loans. The Company recognized amortization expense related to loan costs of $0.2 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively, which was included in interest expense in the accompanying condensed consolidated statements of operations and comprehensive loss.
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

The carrying values of the Company’s cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short term maturities of these instruments. The fair value of our long-term debt is based on the quoted market prices for similar issues (Level 2 inputs). The estimated fair value of our long-term debt as of March 31, 2015 was $170.4 million.
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
Research and Development
The Company conducts research and development activities primarily to develop new gaming platforms and gaming content. These research and development costs consist primarily of salaries and benefits and are expensed as incurred. Once the technological feasibility of a project has been established, capitalization of development costs begins until the product is available for general release. Research and development expenses were $0.7 million and $0.6 million for the three months ended March 31, 2015 and 2014, respectively, and is included as a component of general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss.
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
Foreign Currency Translation
The financial statements of the Company’s Canadian subsidiary are translated into U.S. dollars at the year-end rate of exchange for asset and liability accounts and the average rate of exchange for income statement accounts. The effects of these translations are recorded as a component of other accumulated comprehensive income in stockholders’ equity.
Recently Issued Accounting Pronouncements
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
As a result of an immaterial error correction (see Note 6), the Company reduced the value of the acquired gaming equipment, vehicles and other equipment, net by $1.6 million with a corresponding increase to goodwill. The decrease to the gaming equipment, vehicles and other equipment, net was a result of the removal of installation and delivery costs that were included in the fair value of the gaming machines in the valuation.
An allocation of the purchase price has been made to major categories of assets and liabilities based on management’s estimates. The allocation of the purchase price to the estimated fair values of the assets acquired and the liabilities assumed was as follows (in thousands):

At December 20, 2013
Currents assets	$17,858
Gaming equipment, vehicles and other equipment, net	47,170
Goodwill	63,437
Intangible assets	97,512
Other long-term assets	1,616
Total assets	227,593
Total liabilities	7,102
Total equity purchase price	$220,491

Our estimates of the fair values of depreciable tangible assets are as follows (in thousands):

	Fair values at December 20, 2013	Average remaining useful life (in years)
Gaming equipment, vehicles and other	$47,170	1 - 5
Our estimates of the fair values of identifiable intangible assets are as follows (in thousands):

	Fair values at December 20, 2013	Average remaining useful life (in years)
Trade name - “American Gaming Systems”	$12,126	Indefinite
Trade name - “Gambler’s Choice”	809	7
Customer agreements and relationships	60,112	7
Third party licenses	11,520	3 - 5
Internally developed gaming software	10,872	1 - 5
Purchased software	2,073	1 - 5
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
The acquisition of C2 Gaming was consummated on May 6, 2014. The one-year payment of $9.0 million is due to the sellers on the one-year anniversary of the closing of the acquisition. The contingent consideration of $3.0 million is subject to the satisfaction of certain milestones, including the submittal and approval of video slot platforms to various jurisdictions as outlined in the C2 Acquisition Agreement. During the year ended December 31, 2014, the Company paid $0.5 million of the contingent consideration. As these milestones were considered to be probable of being met within one year, the remaining $2.5 million liability approximates fair value. The remaining purchase price is expected to be funded by existing cash or existing availability on the Revolving Facility.
An allocation of the purchase price has been made to major categories of assets and liabilities based on management’s estimates. The allocation of the purchase price to the estimated fair values of the assets acquired and the liabilities assumed was as follows (in thousands):

At May 6, 2014
Current assets	$545
Gaming equipment, vehicles and other equipment, net	534
Goodwill	13,744
Intangible assets	8,722
Total assets	23,545
Total liabilities	272
Total equity purchase price	$23,273
Our estimates of the fair values of depreciable tangible assets are as follows (in thousands):

	Fair values at May 6, 2014	Average remaining useful life (in years)
Gaming equipment, vehicles and other	$534	1 - 5

Our estimates of the fair values of identifiable intangible assets are as follows (in thousands):

	Fair values at May 6, 2014	Average remaining useful life (in years)
Colossal platform	$1,559	5
Colossal titles	2,126	3
Colossal customer agreements and relationships	5,037	7
	$8,722
NOTE 4. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents the changes by component, net of tax, in accumulated other comprehensive income of the Company (in thousands):

	Foreign currency translation	Accumulated other comprehensive income
December 31, 2014	$288	$288
Current period other comprehensive gain	243	243
March 31, 2015	$531	$531
NOTE 5. CONTRACT RIGHTS UNDER DEVELOPMENT AGREEMENTS AND CUSTOMER AGREEMENTS
The Company enters into development agreements and placement fee agreements with certain customers to secure floor space under lease agreements for its gaming machines. Amounts paid in connection with the development agreements are repaid to the Company in accordance with the terms of the agreement, whereas placements fees are not reimbursed. Placement fees can be in the form of cash paid upfront or free lease periods and are accreted over the life of the contract and the expense is recorded as a reduction of revenue. For the three months ended March 31, 2015 and 2014, $55,000 and $12,000, respectively, were recorded as a reduction of gaming revenue from the accretion of contract rights under development agreements and customer agreements.
NOTE 6. GAMING EQUIPMENT, VEHICLES AND OTHER EQUIPMENT
Gaming equipment, vehicles and other equipment consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Gaming equipment	$52,941	$50,516
Vehicles and other equipment	7,830	6,681
Less: Accumulated depreciation	(19,685)	(16,428)
Total gaming equipment, vehicles and other equipment, net	$41,086	$40,769
Gaming equipment, vehicles and other equipment are depreciated over the respective useful lives of the assets ranging from three to six years. Depreciation expense was $3.9 million and $4.3 million for the three months ended March 31, 2015 and 2014, respectively.
Immaterial Error Correction
The Company determined that costs to install and deliver leased gaming machines were being capitalized and incorrectly depreciated over the useful life of the machine rather than capitalized as initial direct costs and amortized over the term of the lease in accordance with ASC 840-20-35-2. Additionally, the Company determined the gaming machines associated with our gaming equipment leases in Illinois should have been depreciated over 6 years as compared to 5 years given this period represents the estimated term of leases in Illinois and the fact that this represents the useful life in this jurisdiction. In the second quarter of 2014, the Company recorded the cumulative effect of the analysis performed which resulted in a decrease of $2.0 million to gaming equipment with a corresponding increase to goodwill, an increase of $0.2 million and $0.4 million to deposits and other and other assets, respectively, and a reduction of $0.3 million in depreciation expense related to the period from the Acquisition date to the second quarter of 2014. In the first quarter of 2015, the Company further refined its analysis and as a result increased gaming equipment by $0.8 million, decreased goodwill by $0.4 million, decreased deposits and other and other assets by $0.4 million and $0.1 million, respectively, increased depreciation expense by $0.3 million and decreased gaming operating expenses by $0.2 million. We have performed an evaluation to determine if the financial statement impact resulting from these errors in accounting was material, considering both quantitative and qualitative factors. Based on this materiality analysis, we concluded that correcting the cumulative error would be immaterial to the current year financial statements and a correction of the errors, individually and in the aggregate, would not have a material impact to any individual prior period financial statements.
NOTE 7. GOODWILL AND INTANGIBLES
Changes in the carrying amount of goodwill are as follows (in thousands):

	March 31, 2015			December 31, 2014
	Gross Carrying amount	Accumulated Impairment	Net Carrying Value	Gross Carrying amount	Accumulated Impairment	Net Carrying Value
Goodwill	$77,181	$—	$77,181	$77,617	$—	$77,617
Intangible assets consist of the following (in thousands):

		March 31, 2015			December 31, 2014
	Useful life (years)	Gross Value	Accumulated Amortization	Net Carrying Value	Gross Value	Accumulated Amortization	Net Carrying Value
Trade name - “American Gaming Systems”	Indefinite	$12,126	$—	$12,126	$12,126	$—	$12,126
Trade name - “Gambler’s Choice”	7	809	(148)	661	809	(119)	690
Customer agreements and relationships as a result of purchase accounting in connection with the Acquisition	7	60,112	(10,988)	49,124	60,112	(8,841)	51,271
Customer agreements and relationships as a result of the C2 Gaming acquisition	7	5,037	(652)	4,385	5,037	(472)	4,565
Customer agreements	1 - 7	980	(113)	867	678	(58)	620
Covenants not to compete	3	10	(1)	9	10	—	10
Third party licenses	3 - 5	11,520	(3,028)	8,492	11,520	(2,437)	9,083
Internally developed gaming software	1 - 5	15,430	(4,438)	10,992	14,504	(3,509)	10,995
Acquired intellectual property	10 - 20	7,316	(279)	7,037	10,965	(811)	10,154
Purchased software	1 - 5	6,474	(1,532)	4,942	2,854	(483)	2,371
		$119,814	$(21,179)	$98,635	$118,615	$(16,730)	$101,885

Intangibles are amortized over the respective estimated useful lives of the assets ranging from one to fifteen years. Amortization expense related to intangibles was $4.5 million and $3.7 million for the three months ended March 31, 2015 and 2014, respectively. Included in depreciation and amortization expense is amortization of internally developed software of $0.9 million and $0.8 million for the three months ended March 31, 2015 and 2014, respectively.
Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the three months ended March 31, 2015 and 2014, the Company did not recognize an impairment charge related to intangible assets.

NOTE 8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Trade accounts payable	$971	$1,266
Salary and payroll tax accrual	4,231	3,002
Accrued commission	360	351
C2 Gaming one-year payout (see Note 3)	9,000	9,000
C2 Gaming contingent consideration (see Note 3)	2,500	2,500
Proceeds from employees in advance of common stock issuance	—	1,969
Accrued other	7,962	4,707
Total accounts payable and accrued liabilities	$25,024	$22,795

NOTE 9. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	March 31, 2015	December 31, 2014
$155 million Term Facility, interest above LIBOR or base rate (9.25% at March, 2015), net of unamortized discount of $4.8 and $5.0 million at March 31, 2015 and December 31, 2014, respectively.	$148,214	$148,447
$25 million Revolving Facility, interest above LIBOR or base rate (8.42% at March 31, 2015).	11,000	10,000
Equipment long-term note payable	2,001	2,230
Seller notes	6,012	6,012
Total debt	167,227	166,689
Less—Amounts due within one year	(2,513)	(2,495)
Long-term debt	$164,714	$164,194
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
The proceeds of the Term Facility were used by the Borrower, together with the proceeds of the equity contribution and other sources of funds, to pay the consideration for the Acquisition, to refinance the Company’s existing credit facilities and to pay the costs and expenses of the Acquisition and other related transactions. The proceeds of the Revolving Facility will be used by the Borrower from time to time for general corporate purposes and other purposes agreed to with the lenders. In May 2014, the Company drew $10.0 million on the Revolving Facility, the proceeds of which were used to partially finance the acquisition of C2 Gaming. As of March 31, 2015, $11.0 million was outstanding under the Revolving Facility.
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
The Senior Secured Credit Facilities are guaranteed by AP Gaming Holdings, the Borrower’s material, wholly owned domestic subsidiaries (subject to certain exceptions), and are secured by a pledge by AP Gaming Holdings of the Borrower’s equity interest directly held by AP Gaming Holdings and a pledge of substantially all of the existing and future property and assets of the Borrower and the subsidiary guarantors, subject to certain exceptions. The Senior Secured Credit Facilities require that the Borrower maintain a maximum net first lien leverage ratio set at a maximum of 5.5 to 1 beginning with the first quarter ending June 30, 2014. The Senior Secured Credit Facilities contain limitations on additional indebtedness, guarantees, incurrence of liens, investments and distributions, as defined. The Senior Secured Credit Facilities also contain customary events of default included in similar financing transactions, including, among others, failure to make payments when due, default under other material indebtedness, breach of covenants, breach of representations and warranties, involuntary or voluntary bankruptcy, and material judgments. The Company was in compliance with the covenants of the Senior Secured Credit Facilities at March 31, 2015.
In connection with the Acquisition, the Company issued two promissory notes (the “Seller Notes”) to AGS Holdings, LLC, in the amounts of $2.2 million and $3.3 million, to satisfy the conditions set forth in the Acquisition Agreement. At March 31, 2015, notes payable related to the Seller Notes totaled $6.0 million, which included $0.5 million in capitalized interest. The Seller Notes accrue interest on the unpaid principal balance at 8.5% per annum and shall be payable semi-annually in arrears on June 30 and December 31 (and on the Maturity Date), commencing on June 30, 2014. Any interest accrued and payable on any interest payment date will be paid by capitalizing such interest and adding it to (and thereby increasing) the outstanding principal amount of this Seller Notes. All principal under the Seller Notes are due and payable on June 18, 2021 (the “Maturity Date”). The Company may prepay from time to time all or any portion of the outstanding principal balance due under the Seller Notes.
In January 2014, the Company entered into a financing agreement to purchase certain gaming devices and/or systems and related equipment in the amount of $2.7 million. The agreement requires monthly payments commencing 90 days from the date of delivery with a term of 34 months at an annual fixed interest rate of 7.5%.
NOTE 10. STOCKHOLDERS’ EQUITY
Common Stock
The Company is authorized to issue up to 30,000,100 shares of its common stock, $0.01 par value per share. After the Acquisition, the Company restructured its common stock into two classes: class A voting common stock (“Class A Shares”) and class B non-voting common stock (“Class B Shares”), with Apollo Gaming Holdings, L.P. holding 10,000,000 Class A Shares. On April 28, 2014, upon receipt of all required governmental regulatory approvals, Apollo Gaming Holdings, L.P. exchanged its 10,000,000 Class A Shares for 10,000,000 Class B Shares, and the Company issued 100 Class A Shares to AP Gaming VoteCo, LLC. The holders of the Class A Shares are entitled to one vote per share on all matters to be voted on by the stockholders of the Company. The holders of the Class A Shares have no economic rights or privileges, including rights in liquidation, and have no right to receive dividends or any other distributions. The holders of the Class B Shares have no right to vote on any matter to be voted on by the stockholders of the Company. Each holder of Class B Shares is entitled to share equally, share for share, dividends declared, as well as any distributions to the stockholders, and in the event of the Company’s liquidation, dissolution or winding up, is entitled to share ratably in any remaining assets after payment of or provision for liabilities and the liquidation on preferred stock, if any. As of March 31, 2015, the Company had 10,205,648 shares of its common stock legally issued and outstanding, which consist of 100 Class A Shares, 10,000,000 Class B Shares and 205,548 Class B Shares issued to “Management Holders,” as defined in the Securityholders Agreement dated April 28, 2014 (the “Securityholders Agreement”). The Class B Shares issued to Management Holders are not considered issued for accounting purposes as further described below.
On April 28, 2014, the Company issued 20,000 Class B Shares to its President and Chief Executive Officer for $0.2 million, which shares were subsequently repurchased by the Company on August 7, 2014. On August 8, 2014, the Company entered into subscription agreements to issue 196,875 Class B Shares to certain employees, which shares were issued upon the Company obtaining approval for such issuance from the Nevada Gaming Commission in January 2015. This issuance qualifies as shares issued to a Management Holder. Class B Shares that are held by a Management Holder are subject to repurchase rights (the “Repurchase Rights”), as outlined in Section 6 of the Securityholders Agreement, that are contingent on the Management Holder’s termination. The Repurchase Rights enable the Company to recover the Class B Shares issued to Management Holders without transferring any appreciation of the fair value of the stock to the Management Holder upon certain terminations of the Management Holder’s employment prior to a “Qualified Public Offering”, as defined in the Securityholders Agreement. If a Management Holder’s employment is terminated by the Company prior to the consummation of a Qualified Public Offering for “Cause”, as defined in the Securityholders Agreement, or is terminated by such Management Holder without “Good Reason”, as defined in the Securityholders Agreement, then the Company shall have the right to repurchase all or any portion of the Class B Shares held by such Management Holder for the lessor of original cost and fair market value. If a Management Holder’s employment is terminated by the Company prior to the consummation of a Qualified Public Offering other than as described above and in the Securityholders Agreement, then the Company shall have the right to repurchase all or any portion of the Class B Shares held by such Management Holder for fair market value. The Qualified Public Offering represents a substantive performance condition that must be met for the Management Holder to benefit from the ownership of the shares. As a result, in accordance with ASC 718, shares issued to Management Holders are not considered issued for accounting purposes until such time that the performance condition is met.
On March 11, 2015, the Company entered into subscription agreements to issue 20,673 Class B Shares to Management Holders. Additionally, the 12,000 Class B shares previously issued to each of the Company’s former Chief Financial Officer and former Chief Operating Officer on August 8, 2014, were repurchased by the Company on March 16, 2015, and May 1, 2015, respectively, upon their resignations.
Preferred Stock
The Company is authorized to issue up to 100,000 shares of preferred stock, $0.01 par value per share, of which none were issued as of March 31, 2015. The Board of Directors is expressly authorized to provide for the issuance of all or any shares of the preferred stock in one or more classes or series, to fix the number of shares constituting such series, and to increase or decrease the number of shares of any such series (but not below the number of shares thereof then outstanding) and to fix for each such class or series such voting powers, full or limited, or no voting powers, and such distinctive designations, powers, preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions adopted by a majority of the entire Board providing for the issuance of such class or series including, without limitation, the authority to provide that any such class or series may be (a) subject to redemption at such time or times and at such price or prices, (b) entitled to receive dividends (which may be cumulative or noncumulative) at such rates, on such conditions, and at such times, and payable in preference to, or in such relation to, the dividends payable on any other class or classes or any other series, (c) entitled to such rights upon the dissolution of, or upon any distribution of the assets of, the Company, or (d) convertible into, or exchangeable for, shares of any other class or classes of stock, or of any other series of the same or any other class or classes of stock, of the Company at such price or prices or at such rates of exchange and with such adjustments, all as may be stated in such resolution or resolutions. Notwithstanding the foregoing, the rights of each holder of the preferred stock shall be subject at all times to compliance with all gaming and other statutes, laws, rules and regulations applicable to the Company and such holder at that time.
NOTE 11. RELATED PARTY TRANSACTIONS
The Company has a separate exclusive distributor agreement with Game Ingenuity, LLC (“Game Ingenuity”) (in which a related party was a principal) to place or sell games developed utilizing Game Ingenuity intellectual property into all markets where the Company is licensed or will be licensed within one year from the placement of the first game, or as otherwise mutually agreed between the parties. During the three months ended March 31, 2014, the Company incurred $24,000 in expenses as part of this agreement. The principal of Game Ingenuity is no longer an employee of the Company as of May 2014.
In July 2014, the Company entered into an intellectual property purchase agreement to purchase intellectual property developed by an employee of the Company. The Company pays royalties to the employee based on revenue generated from games developed by the employee. For the three months ended March 31, 2015, the Company incurred approximately $812 in expense as part of the agreement.
NOTE 12. WRITE DOWNS AND OTHER CHARGES
The condensed consolidated statements of operation and comprehensive loss include various non-routine transactions or related party consulting fees. During the three months ended March 31, 2015, the Company recognized $3.2 million in write-downs and other charges primarily related to legal and professional fees for the acquisition of Cadillac Jack. During the three months ended March 31, 2014, the Company recognized $0.1 million in write downs and other charges related to impairment of prepaid royalties.
NOTE 13. BASIC AND DILUTED LOSS PER SHARE
The Company computes net loss per share in accordance with accounting guidance that requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the condensed consolidated statement of operations and comprehensive loss. Basic EPS is computed by dividing net loss for the period by the weighted average number of shares outstanding during the period. Basic EPS excludes Class B Shares issued to Management Holders until the performance condition or termination event is considered probable (see Note 10). Class B Shares issued to Management Holders will be included in the calculation of Diluted EPS using the treasury stock method. Diluted EPS is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period, increased by potentially dilutive common shares that were outstanding during the period. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. Potentially dilutive common shares include stock options and restricted stock (see Note 15).
There were no potentially dilutive securities for the three months ended March 31, 2014.
Excluded from the calculation of diluted EPS for the three months ended March 31, 2015, are 50,000 restricted shares and 0.4 million stock options, as such securities were anti-dilutive.
NOTE 14. BENEFIT PLANS
The Company has established a 401(k) defined contribution plan (the “401(k) Plan”) for its employees. The 401(k) Plan allows employees to contribute up to 15% of their pretax earnings, and the Company may match a percentage of the contributions on a discretionary basis. The expense associated with the 401(k) Plan for the three months ended March 31, 2015 and 2014, was $0.1 million and $65,000, respectively.
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
NOTE 15. SHARE-BASED COMPENSATION
Stock Options
The Company has granted stock awards to eligible participants under the LTIP. The stock awards include options to purchase the Company’s Class B Shares. These stock options include a combination of service and market conditions, as further described below. In addition, these stock options include a performance vesting condition, a Qualified Public Offering (see Note 10), which is not considered to be probable as of March 31, 2015. As a result, no share-based compensation expense for stock options has been recognized and none will be recognized for these stock awards until the performance condition is considered to be probable. When the performance condition is considered probable, the stock awards will vest in accordance with the underlying service and market conditions.
The Company granted options to purchase 95,625 Class B Shares on March 11, 2015, with an exercise price of $14.64. These stock options were designated as Tranche A options, Tranche B options, and Tranche C options, collectively “the Options”. The Options expire on the tenth anniversary of the grant date. The vesting conditions of the options granted during the three months ended March 31, 2015, are consistent with previously granted options.

The Company calculated the grant date fair value of the fully vested stock options and the Tranche A options using the Black Scholes model, and the Tranche B and Tranche C options using a lattice-based option valuation model. The assumptions used in these calculations are noted in the following table. Expected volatilities are based on implied volatilities from comparable companies. The expected time to liquidity is based on management’s estimate. The risk-free rate is based on the U.S. Treasury yield curve for a term equivalent to the estimated time to liquidity. The expected dividend yield is 0% for all stock awards. The grant date fair value, and related assumptions, of Options granted in the first quarter of 2015 was as follows:

Tranche	Grant Date	Outstanding	Fair Value (Per Share)	Total Fair Value	Assumptions
Tranche A Options	March 11, 2015	31,875	$9.51	$303,149
Risk free interest rate					1.8%
Expected term					6.5 years
Expected volatility					70.0%
Tranche B Options	March 11, 2015	31,875	$8.01	$255,325
Risk free interest rate					1.5%
Time to liquidity event					4.5 years
Expected volatility					75.0%
Forward expected volatility rate					55.0%
Forward risk free interest rate					2.7%
Tranche C Options	March 11, 2015	31,875	$7.42	$236,546
Risk free interest rate					1.5%
Time to liquidity event					4.5 years
Expected volatility					75.0%
Forward expected volatility rate					55.0%
Forward risk free interest rate					2.7%
Total		95,625		$795,020
The 75,000 options to purchase Class B Shares previously granted to the Company’s former Chief Financial Officer were canceled upon his resignation in accordance with the option agreement.
Restricted Stock
No restricted stock was granted, canceled or forfeited during the three months ended March 31, 2015.
NOTE 16. RESTRUCTURING
In June 2014, the Company took steps to reduce current and future expenses by reducing staff in our technology and game development division that operated primarily out of our Toronto location. The Las Vegas location now serves as the primary location for our technology and game development division. The Company entered into retention agreements with certain employees that extend through July 2015. During the three months ended March 31, 2015, the Company expensed approximately $0.2 million in restructuring costs related to termination benefits and expects to incur an additional $0.2 million related to retention agreements with certain employees.
The following table summarizes the change in our severance accrual for the three months ended March 31, 2015 (in thousands), which is included in accounts payable and accrued liabilities in the condensed consolidated balance sheets:

	December 31, 2014	Charge to expense	Cash paid	Costs settled	March 31, 2015
Accrued severance	$127	$—	$(50)	$—	$77
Accrued retention bonuses	273	163	(273)	—	163
Total	$400	$163	$(323)	$—	$240
NOTE 17. INCOME TAXES
The Company's effective income tax rate for the three months ended March 31, 2015, was (9.0)%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended March 31, 2015, was primarily due to valuation allowance considerations and amortization of indefinite lived intangible assets. The Company's effective income tax rate for the three months ended March 31, 2014 was (17.4)%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended March 31, 2014 was primarily due to valuation allowance considerations and amortization of indefinite life intangibles.

NOTE 18. COMMITMENTS AND CONTINGENCIES
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
On October 11, 2011, the Company entered into a licensing agreement with Ripley’s Entertainment to develop casino games based in the “Ripley’s Believe it or Not” brand. The licensing agreement, which guarantees Ripley’s Entertainment $0.6 million in royalties, commenced upon the execution of the agreement and expires on September 30, 2015, subject to one year renewals at the option of the Company. The Company paid a prepaid royalty of $0.2 million upon execution of the agreement and paid an additional $0.2 million in each of October 2012 and October 2014 under the terms of the agreement.
On October 5, 2012, the Company entered into a licensing agreement with Freemantle Media North America, Inc. (“Freemantle”) to develop casino games based in the “Family Feud” brand. The licensing agreement, which guarantees Freemantle $0.7 million in royalties, commenced on October 5, 2012 and expires on December 31, 2017, subject to a three year renewal at the option of the Company. The Company paid a prepaid royalty of $0.2 million upon execution of the agreement and advanced an additional $0.2 million in October 2014 under the terms of the agreement.
NOTE 19. SUBSEQUENT EVENTS
In connection with the preparation of its condensed consolidated financial statements as of and for the three months ended March 31, 2015, the Company has evaluated subsequent events through May 15, 2015, to determine whether any of these events required recognition or disclosure, as required by FASB ASC Topic 855, Subsequent Events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements include any statements that address future results or occurrences. In some cases you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “would,” “should,” “could” or the negatives thereof. Generally, the words “anticipate,” “believe,” “continue,” “expect,” “intend,” “estimate,” “project,” “plan” and similar expressions identify forward-looking statements. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained elsewhere in this Quarterly Report on Form 10-Q as well as those discussed under “Item 1. Business” and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year-ended December 31, 2014 are forward-looking statements. These forward-looking statements include statements that are not historical facts, including statements concerning our possible or assumed future actions and business strategies. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, which could cause our actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. Given the risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements are made only as of the date of this Quarterly Report. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments unless required by federal securities law. New factors emerge from time to time, and it is not possible for us to predict all such factors.

Unless the context indicates otherwise, or unless specifically stated otherwise, references to the “Company”, “AP Gaming”, “we,” “our” and “us” refer to AP Gaming Holdco, Inc. and its consolidated subsidiaries, including AGS Capital, LLC (“AGS Capital”) and AGS, LLC.
Overview
We a leading designer and manufacturer of gaming products for the casino floor. Our roots are in Class II gaming machines for the Native American gaming market with an emerging presence in a broad range of commercial markets in the United States. As of March 31, 2015, we had approximately 8,630 gaming machines in 20 U.S. states, with approximately 205 gaming facilities under revenue sharing agreements and approximately 55 facilities under fee per day agreements. The majority of our systems are used by Native American gaming operators in both Class II and Class III environments and the Illinois VGT market. Our products include electronic gaming machines, server-based systems and back-office systems that are used by casinos and other gaming locations. We currently derive substantially all of our gaming revenues from lease agreements whereby we place gaming machines and systems at a customer’s facility in return for either a share of the revenues that these machines and systems generate or a daily fee, which we collectively refer to as “participation agreements” and as our “participation model.” In addition, in the third quarter of 2014, we began manufacturing and developing table games products through the acquisitions of Casino War Blackjack, Inc. (“War Blackjack”) and other intellectual property related to table games products. We provide table games products, which include live table games and side bets to enhance our casino operators’ table games operations, to our licensed casino operators on a fixed monthly fee.
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
On March 30, 2015, AGS, LLC (“AGS”), a subsidiary of the Company, entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Amaya Inc., a corporation organized under the laws of Quebec (“Seller”), and Cadillac Jack, Inc., a Georgia corporation (“Cadillac Jack”). Pursuant to the terms of the Stock Purchase Agreement, AGS will purchase from Seller, through a series of transactions, all of the issued and outstanding common stock, par value $0.01 per share, of Cadillac Jack (the “Cadillac Jack Acquisition”), for an aggregate consideration comprised of (i) $370.0 million in cash, subject to certain adjustments, and (ii) a promissory note with an initial principal amount of $12.0 million, as it may be adjusted pursuant to the terms of the Stock Purchase Agreement. In addition, in connection with AGS’s signing of the Stock Purchase Agreement, the Company and AP Gaming I, LLC, a subsidiary of the Company, obtained binding commitment letters from third party lenders to provide debt financing in an amount, together with a separate commitment by the Company to provide equity financing, sufficient to permit AGS to consummate the Cadillac Jack Acquisition. The close of the Cadillac Jack Acquisition is anticipated to complete in 2015, subject to required regulatory approvals and customary closing conditions.

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

•
Improve yield on existing customer installed base by managing title mix. We believe that more effective management of the title mix across our domestic installed base of 8,630 participation gaming machines in 260 gaming facilities represents an opportunity to generate incremental earnings growth without requiring growth in our domestic installed base of participation gaming machines. In addition, we expect improved game performance will likely drive incremental gaming machine placements within our customers’ facilities.

•
Expansion through strategic acquisitions. We are actively seeking acquisition opportunities that will have a positive effect on earnings, have strong recurring revenue and have a developed library of proprietary content. We believe that strategic acquisitions will provide for expansion into new gaming jurisdictions and increased title mix and game content will assist in increased gaming machine placements. In March 2015, we entered into an agreement to acquire Cadillac Jack. Cadillac Jack is a leading provider of Class II gaming machines for the North American tribal gaming market, with key regions of operation including Alabama, Mexico and Wisconsin. At the end of 2014, Cadillac Jack had an install base of approximately 11,000 leased gaming machines.

•
Develop niche products for expansion into traditional gaming markets. With approximately 1,220 casino facilities in 41 U.S. states as of March 31, 2015, and the replacement cycle on equipment at a cyclical low, we believe the market potential for new games is favorable. We will target the introduction of a small number of niche participation gaming machines to a large number of casinos.

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

•
Expansion into the table games market. In the third quarter 2014, we began manufacturing and developing table games products through the acquisitions of War Blackjack and other intellectual property related to table games products. As of March 31, 2015, the Company had approximately 450 table game units under monthly fixed fee arrangements. We plan to continue expanding our table games products through acquisitions and internal development.

Results of Operations
The following tables set forth certain selected condensed consolidated financial data for the periods indicated (in thousands):

	Three months ended March 31,
	2015	2014
Consolidated Statements of Operations:
Gaming revenue	$18,567	$16,728
Equipment sales	228	430
Total revenues	18,795	17,158
Operating expenses
Gaming operating expenses	2,900	2,404
Cost of equipment sales	85	175
Loss on disposition of assets	313	171
General and administrative	6,634	5,237
Selling and marketing	1,085	623
Write downs and other charges	3,168	128
Depreciation and amortization	8,346	8,008
Total operating expenses	22,531	16,746
(Loss) income from operations	(3,736)	412
Interest expense	4,272	4,036
Interest income	(9)	(1)
Other expense	476	237
Loss before income taxes	$(8,475)	$(3,860)
Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014
Total Revenues
Total revenues were $18.8 million for the three months ended March 31, 2015 compared to $17.2 million for the three months ended March 31, 2014, which represents an increase of $1.6 million, or 9.3%. Gaming revenues were $18.6 million for the three months ended March 31, 2015 compared to $16.7 million for the three months ended March 31, 2014, which represents an increase of $1.9 million, or 11.4%. The increase in gaming revenue was primarily due to improved game performance as a result of increasing the install base of gaming machines that run on our Colossal platform, which have historically been our best performing games.
Operating Expenses
Gaming operating expenses. Total gaming operating expenses were $2.9 million for the three months ended March 31, 2015, compared to $2.4 million for the three months ended March 31, 2014, which represents an increase of $0.5 million, or 20.8%. The increase is primarily due to an increase of $0.6 million in amortization of installation and delivery costs and an increase in tribal fees, partially offset by a decrease in commissions no longer paid to C2 Gaming as a result of acquiring C2 Gaming in May 2014.
General and administrative. General and administrative costs were $6.6 million for the three months ended March 31, 2015 compared to $5.2 million for the three months ended March 31, 2014, which represents an increase of $1.4 million, or 26.9%. The increase is primarily due to a $0.9 million increase in payroll and related expenses as a result of the acquisition of C2 Gaming, a $0.3 million increase in rent as a result of a new corporate headquarters, $0.2 in retention bonuses related to the Toronto restructuring and a $0.3 million increase in legal fees related to litigation matters, partially offset by a $0.5 million decrease in legal and professional fees related to the filing of our Form 10 on December 18, 2013.
Selling and marketing. Selling and marketing costs were $1.1 million for the three months ended March 31, 2015, compared to $0.6 million for the three months ended March 31, 2014, which represents an increase of $0.5 million, or 83.3%. The increase is primarily attributed to an increased headcount in our table games sales department and an increase in trades shows and marketing expenses related to our table games products.
Write downs and other charges. Write downs and other charges were $3.2 million for the three months ended March 31, 2015 compared to $0.1 million for the three months ended March 31, 2014, which represents an increase of $3.1 million. The increase is primarily attributed to legal and professional fees for the acquisition of Cadillac Jack.

Depreciation and amortization. Depreciation and amortization was $8.3 million for the three months ended March 31, 2015, compared to $8.0 million for the three months ended March 31, 2014, which represents an increase of $0.3 million, or 3.8%. The increase is primarily due to an increase in capital expenditures during 2014, partially offset by several capital expenditures reaching the end of their useful life in 2014.
Other Expense (Income), net
Interest expense. Interest expense was $4.3 million for the three months ended March 31, 2015, and $4.0 million for the three months ended March 31, 2014, which represents an increase of $0.3 million, or 7.5%. The increase is primarily attributed to the increase in the principal amounts outstanding under the Term Loan Facility and the Revolving Facility at March 31, 2015.
Liquidity and Capital Resources
We expect that primary ongoing liquidity requirements for the year ended December 31, 2015 will be for capital expenditures of between $15 million and $25 million, working capital, debt servicing, game development and other customer acquisition activities. We expect to finance these liquidity requirements through a combination of cash on hand and cash flows from operating activities.
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
As of March 31, 2015, we had $11.3 million in cash and cash equivalents and $172.1 million of outstanding indebtedness, which consisted of $153.1 million of outstanding indebtedness under our Term Facility, $11.0 million outstanding under our Revolving Facility and $8.0 million in other long-term debt agreements. As of December 31, 2014, we had $10.7 million in cash and cash equivalents and $173.6 million, which consisted of $155.4 million of outstanding indebtedness under our Term Facility, $10.0 million outstanding under our Revolving Facility and $8.2 million in other long-term debt agreements.
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
The proceeds of the Term Facility were used by the Borrower, together with the proceeds of the equity contribution and other sources of funds, to pay the consideration for the Acquisition, to refinance the Company’s existing credit facilities and to pay the costs and expenses of the Acquisition and other related transactions. The proceeds of the Revolving Facility, of which $14.0 million was available as of March 31, 2015, will be used by the Borrower from time to time for general corporate purposes and other purposes agreed to with the lenders. In May 2014, the Company drew $10.0 million on the Revolving Facility, the proceeds of which were used to partially finance the purchase of C2 Gaming. The Company intends to pay the remaining balance of the purchase price for C2 Gaming, equal to approximately $11.5 million, either through available cash on hand or the remaining availability on the Revolving Facility. We believe the remaining availability on our Revolving Facility, as well as expected positive future cash flows, will be sufficient to meet our short-term and long-term liquidity requirements.
The Term Facility will mature on the seventh anniversary of the Closing Date, and the Revolving Facility will mature on the fifth anniversary of the Closing Date. The Term Facility requires scheduled quarterly payments in amounts equal to 0.25% of the original aggregate principal amount of the term loans, with the balance due at maturity. Borrowings under the Term Facility bear interest at a rate equal to, at the Borrower’s option, either LIBOR or the base rate, subject to an interest rate floor plus an applicable margin rate. Borrowings under the Revolving Facility bear interest at a rate equal to, at the Borrower’s option, either LIBOR or the base rate, plus an applicable margin rate. In addition, on a quarterly basis, the Borrower is required to pay each lender under the Revolving Facility a commitment fee in respect of any unused commitments thereunder at a rate of

0.50% per annum. As of March 31, 2015, $11.0 million was outstanding under the Revolving Facility. The Company can draw all of the amounts available under the Revolving Facility without violating any debt covenants.
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
There were no material changes to the Company’s contractual obligations outside of the ordinary course of business during the three months ended March 31, 2015. Based on our current business plan, we believe that our existing cash balances, cash generated from operations and availability under the Revolving Facility will be sufficient to meet our anticipated cash needs for at least the next twelve months. As of March 31, 2015, we are in compliance with the Senior Secured Credit Facilities, including the maximum net first lien leverage ratio. However, our future cash requirements could be higher than we currently expect as a result of various factors. Our ability to meet our liquidity needs could be adversely affected if we suffer adverse results of operations, or if we violate the covenants and restrictions to which we are subject under the credit facility. Additionally, our ability to generate sufficient cash from our operating activities is subject to general economic, political, regulatory, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under our existing credit facility in an amount sufficient to enable us to pay our service or repay our indebtedness or to fund our other liquidity needs, and we may be required to seek additional financing through credit facilities with other lenders or institutions or seek additional capital through private placements or public offerings of equity or debt securities.
The following table summarizes our historical cash flows (in thousands):

	Three months ended March 31,
	2015	2014
Cash Flow Information:
Net cash provided by operating activities	$4,248	$4,583
Net cash used in investing activities	(4,633)	(4,456)
Net cash provided by (used in) financing activities	565	(461)
Effect of exchange rates on cash and cash equivalents	451	225
Net increase (decrease) in cash and cash equivalents	$631	$(109)
Operating activities
The Company has historically produced a loss from operations due mainly to the capital nature of the business and the resulting depreciation and amortization expense. For the three months ended March 31, 2015, net cash provided by operating activities was $4.2 million compared to $4.6 million for the three months ended March 31, 2014, representing a decrease of $0.4 million. The decrease is primarily due to a $4.0 million decrease in income from operating activities excluding non-cash expenses, partially offset by a $3.7 million increase as a result of changes in net working capital.
Investing activities
Net cash used in investing activities for the three months ended March 31, 2015 was $4.6 million compared to $4.5 million for the three months ended March 31, 2014, representing an increase of $0.1 million. The increase was primarily due to an increase of $0.7 million in purchases of gaming equipment, vehicles and other equipment, partially offset primarily by a $0.4 million decrease in software development costs and a $0.1 million increase in collections under our notes receivable.
Financing activities
Net cash provided by financing activities for the three months ended March 31, 2015 was $0.6 million compared to net cash used in financing activities of $0.5 million for the three months ended March 31, 2014, representing a $1.1 million increase in net cash provided by financing activities. The increase was primarily due to $1.0 million in borrowings on the Company’s Revolving Facility during the three months ended March 31, 2015 and $0.2 million in proceeds from employees on early exercise of stock options, partially offset by a $0.2 million increase in payments on debt.
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
Critical Accounting Policies
A description of our critical accounting policies can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014. Except as noted below, there were no material changes to those policies during the three months ended March 31, 2015.
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
ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls
No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS.
We are party to various claims and legal actions that arise in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material adverse effect on our financial condition, results of operations, liquidity or capital resources.
ITEM 1A. RISK FACTORS.
"Item 1A.—Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2014, includes a discussion of our risk factors. There have been no material changes to those risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2014. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
ITEM 6. EXHIBITS.
(a). Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.1	Employment Agreement, dated February 23, 2015, by and between Kimo Akiona and AGS, LLC.	X	—	—	—	—

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X	—	—	—	—

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X	—	—	—	—

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X	—	—	—	—

101.IN	XBRL Instance Document	X	—	—	—	—

101.SCH	XBRL Taxonomy Extension Schema Document	X	—	—	—	—

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X	—	—	—	—

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X	—	—	—	—

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X	—	—	—	—

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X	—	—	—	—

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AP GAMING HOLDCO, INC.

Date:	May 15, 2015	By:	/s/ KIMO AKIONA
		Name:	Kimo Akiona
		Title:	Treasurer (Principal Financial Officer and Principal Accounting Officer)