Form 10-Q
period 2015-06-30
AP Gaming Holdco, Inc.
filed 2015-08-14
CIK 1593548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarter ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of August 10, 2015, there were 100 shares of the Registrant’s Class A common stock, $.01 par value per share, and 15,034,250 shares of the Registrant’s Class B common stock, $.01 par value per share, outstanding.
*The Company does not have any public stockholders. Accordingly, it does not maintain an investor relations website where Interactive Data Files would be posted.

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AP GAMING HOLDCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$48,816	$10,680
Restricted cash	100	100
Accounts receivable, net of allowance of $56 and $29, respectively	21,869	9,140
Inventories, net	6,690	3,175
Prepaid expenses	3,680	2,091
Deferred tax asset	4,075	—
Deposits and other	14,411	2,007
Total current assets	99,641	27,193
Property and equipment, net	71,845	40,769
Deferred loan costs, net	8,793	5,343
Goodwill	261,202	77,617
Intangible assets, net	295,395	101,885
Other assets	43,316	3,345
Total assets	$780,192	$256,152

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$23,427	$23,316
Current maturities of long-term debt	5,526	2,495
Deferred tax liability	—	528
Total current liabilities	28,953	26,339
Other long-term liabilities	62,671	—
Long-term debt	531,892	164,194
Deferred tax liability - noncurrent	22,064	1,863
Total liabilities	645,580	192,396
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock at $0.01 par value; 100,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value; 30,000,100 shares authorized; 100 Class A Shares issued and outstanding at June 30, 2015 and December 31, 2014, and 14,931,529 and 10,000,000 Class B Shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively.	149	100
Additional paid-in capital	177,276	99,900
Accumulated deficit	(42,918)	(36,532)
Accumulated other comprehensive income	105	288
Total stockholders’ equity	134,612	63,756
Total liabilities and stockholders’ equity	$780,192	$256,152
The accompanying notes are an integral part of these condensed consolidated financial statements.

AP GAMING HOLDCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
 (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues
Gaming operations	$24,785	$16,692	$43,352	$33,420
Equipment sales	1,511	736	1,739	1,166
Total revenues	26,296	17,428	45,091	34,586
Operating expenses
Cost of gaming operations	5,613	3,169	8,807	6,053
Cost of equipment sales	254	454	339	629
Selling, general and administrative	8,798	3,778	14,948	8,250
Research and development	3,033	1,731	4,308	2,635
Write downs and other charges	7,728	1,644	11,209	1,943
Depreciation and amortization	12,209	8,120	20,555	16,128
Total operating expenses	37,635	18,896	60,166	35,638
Loss from operations	(11,339)	(1,468)	(15,075)	(1,052)
Other expense (income)
Interest expense	8,006	4,312	12,278	8,348
Interest income	(17)	(17)	(26)	(17)
Other expense (income)	523	(234)	999	3
Loss before income taxes	(19,851)	(5,529)	(28,326)	(9,386)
Income tax benefit (expense)	22,700	(674)	21,940	(1,347)
Net income (loss)	2,849	(6,203)	(6,386)	(10,733)
Foreign currency translation adjustment	(426)	(180)	(183)	3
Total comprehensive income (loss)	$2,423	$(6,383)	$(6,569)	$(10,730)

Basic and diluted income (loss) per common share:
Basic	$0.24	$(0.62)	$(0.59)	$(1.07)
Diluted	$0.24	$(0.62)	$(0.59)	$(1.07)
Weighted average common shares outstanding:
Basic	11,734	10,000	10,872	10,000
Diluted	12,118	10,000	10,872	10,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AP GAMING HOLDCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(6,386)	$(10,733)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,555	16,128
Accretion of contract rights under development agreements and placement fees	137	9
Amortization of deferred loan costs and discount	813	600
Provision (benefit) for bad debts	21	(216)
Imputed interest income	(15)	(14)
Loss on disposition of assets	781	1,174
Impairment of prepaid royalties	637	257
Impairment of long lived assets	173	127
Impairment of intangible assets	2,237	—
(Benefit) provision for deferred income tax	(22,039)	1,347
Changes in assets and liabilities that relate to operations:
Accounts receivable and notes receivable	(182)	630
Inventories	1,332	227
Prepaid expenses	(555)	(856)
Deposits and other	(308)	1,553
Other assets, non-current	(726)	(1,000)
Accounts payable and accrued liabilities	2,542	56
Net cash (used in) provided by operating activities	(983)	9,289
Cash flows from investing activities
Business acquisitions, net of cash acquired	(370,280)	(11,000)
Collection of notes receivable	235	29
Change in Canadian tax receivable	—	(418)
Purchase of intangible assets	(2,448)	(616)
Software development and other expenditures	(1,831)	(2,953)
Proceeds from disposition of assets	11	365
Purchases of property and equipment	(7,843)	(4,701)
Net cash used in investing activities	(382,156)	(19,294)
Cash flows from financing activities
Repurchase of shares issued to management	(1,277)	—
Borrowings under the revolving facility	11,500	10,000
Repayments under the revolving facility	(21,500)	—
Proceeds from issuance of debt	369,400	—
Payment of previous acquisition obligation	(9,000)	—
Payments on debt	(1,910)	(814)
Proceeds from issuance of common stock	77,425	—
Proceeds from employees in advance of common stock issuance	504	1,369
Proceeds from employees on early exercise of options	—	200
Payment of deferred loan costs	(3,837)	(73)
Net cash provided by financing activities	421,305	10,682
Effect of exchange rates on cash and cash equivalents	(30)	(11)
Increase in cash and cash equivalents	38,136	666
Cash and cash equivalents, beginning of period	10,680	21,742
Cash and cash equivalents, end of period	$48,816	$22,408

Supplemental cash flow information:
Cash paid during the period for interest	$11,306	$7,351
Non-cash investing and financing activities:
Financed purchase of property, plant and equipment	$2,535	$2,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

AP Gaming Holdco, Inc. (the “Company,” “AP Gaming,” “we,” “us,” or “our”) is a leading designer and supplier of gaming products for the gaming industry. The Company is a leader in the Class II Native American and Mexican gaming jurisdictions and has recently expanded its product lines to include Class III Native American, commercial and charity jurisdictions. We supply gaming machines, server-based systems and back-office systems that are used by casinos and various gaming locations. Through the acquisition of Cadillac Jack (defined in Note 2) on May 29, 2015, we significantly expanded our games library and gaming machine offerings as described in Note 2. The Company has also expanded its offerings of live felt table game licenses that enhance our casino operators’ table games operations as well as interactive products used in social gaming available on desktop or mobile device platforms.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements for the previous years have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net loss.

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

Revenue Recognition

Gaming Operations

Gaming revenue is earned by providing customers with gaming machines, gaming machine content licenses, back-office equipment and linked progressive systems, which are collectively referred to as gaming equipment, under participation arrangements. The participation arrangements convey the right to use the equipment (i.e. gaming machines and related integral software) for a stated period of time and are accounted for as operating leases. Under these arrangements, the Company retains ownership of the gaming equipment installed at customer facilities and receives either revenue based on a percentage of the win per day generated by the gaming equipment or a daily fee. The majority of the Company’s leases require the Company to provide maintenance throughout the entire term of the lease. In some cases, a performance guarantee exists that, if not met, requires the Company to replace or remove the gaming machines from the customer’s floor. Whether contractually required or not, the Company develops and provides new gaming titles throughout the life of the lease. Certain arrangements require a portion of the facility’s win per day to be set aside to be used to fund facility-specific marketing, advertising, promotions and service. These amounts are offset against gaming revenue. Gaming revenue is also earned from the licensing of table game content and is earned and recognized on a fixed monthly rate. Our social gaming products earn revenue from the sale of virtual coins or chips, which is recorded when the purchased coins or chips are used by the customer.

Equipment Sales

Revenues from the stand-alone product sales or separate accounting units are recorded when:

•	Pervasive evidence of an arrangement exists;

•	The sales price is fixed and determinable;

•	Delivery has occurred and services have been rendered; and

•	Collectability is reasonably assured.

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

Restricted Cash

Restricted cash amounts represent funds held in escrow as collateral for the Company’s surety bonds for various gaming authorities and funds held to ensure the availability of funds to pay wide-area progressive jackpot awards.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts related to accounts receivable and notes receivable deemed to have a high risk of collectability. The Company reviews the accounts receivable and notes receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company analyzes historical collection trends and changes in the customers’ payment patterns, customer concentration, and credit worthiness when evaluating the adequacy of the allowance for doubtful accounts. A large percentage of receivables are with Native American tribes and the Company has concentrations of credit risk with several tribes. The Company includes any receivable balances that are determined to be uncollectible in the overall allowance for doubtful accounts. Changes in the assumptions or estimates reflecting the collectability of certain accounts could materially affect the allowance for both accounts and notes receivable.

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

Property and Equipment

The cost of gaming equipment, consisting of fixed-base player terminals, file servers and other support equipment as well as other property and equipment, is depreciated over their estimated useful lives, using the straight-line method for financial reporting. Repairs and maintenance costs are expensed as incurred. The Company routinely evaluates the estimated lives used to depreciate assets. The estimated useful lives are as follows:

Gaming equipment	3 to 6 years
Other property and equipment	3 to 6 years

The Company measures recoverability of assets to be held and used by comparing the carrying amount of an asset to future cash flows expected to be generated by the asset. The Company’s policy is to impair, when necessary, excess or obsolete gaming machines on hand that it does not expect to be used. Impairment is based upon several factors, including estimated forecast of gaming machine demand for placement into casinos. While the Company believes that the estimates and assumptions used in evaluating the carrying amount of these assets are reasonable, different assumptions could affect either the carrying amount or the estimated useful lives of the assets, which could have a significant impact on the results of operations and financial condition.

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

When the estimated undiscounted cash flows are not sufficient to recover the intangible asset’s carrying amount, an impairment loss is measured to the extent the fair value of the asset is less than its carrying amount.

Certain trade names have an indefinite useful life and the Company tests these trade names for possible impairment at least annually, on October 1, or whenever events or changes in circumstances indicate that the carrying value may be impaired. We perform a qualitative assessment to determine if it is more likely than not that the fair value of the asset is less than its carrying amount. If we believe, as a result of our qualitative assessment, that it is more likely than not that the fair value of the asset is less than its carrying amount, the quantitative impairment test is required.

Costs of Computer Software

Internally developed gaming software represents the Company’s internal costs to develop gaming titles to utilize on the Company’s gaming machines. Internally developed gaming software is stated at cost and amortized over the estimated useful lives of the software, using the straight-line method. Software development costs are capitalized once technological feasibility has been established and are amortized when the software is placed into service. The computer software we develop reaches technological feasibility when a working model of the computer software is available. Any subsequent software maintenance costs, such as bug fixes and subsequent testing, are expensed as incurred. Discontinued software development costs are expensed when the determination to discontinue is made. Software development costs are amortized over the expected life of the title or group of titles, if applicable, to amortization expense.

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

Goodwill

The excess of the purchase price of an acquired business over the estimated fair value of the assets acquired and the liabilities assumed is recorded as goodwill. The Company tests for possible impairment of goodwill at least annually, on October 1, or when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company has the option to begin with a qualitative assessment, commonly referred to as “Step 0”, to determine whether it is more likely than not that the reporting unit’s fair value of goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as the general economic environment, industry and market conditions, changes in key assumptions used since the most recently performed valuation and overall financial performance of the reporting units. If the Company determines that it is more likely than not that a reporting unit’s fair value is less than its carrying value, the Company performs a quantitative goodwill impairment analysis, and depending upon the results of that measurement, the recorded goodwill may be written down and charged to income from operations when its carrying amount exceeds its estimated fair value.

Deferred Loan Costs

Deferred loan costs consist of various debt issuance costs and are being amortized using the effective-interest method over the life of the related loans. The Company recognized amortization expense related to loan costs of $0.2 million and $0.2 million for the three months ended June 30, 2015 and 2014, respectively, and $0.4 million and $0.4 million for the six months ended June 30, 2015 and 2014, respectively. Amortization of deferred loan costs was included in interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

Acquisition Accounting

The Company applies the provisions of ASC 805, “Business Combinations” (ASC 805), in accounting for acquisitions. It requires us to recognize separately from goodwill the fair value of assets acquired and liabilities assumed on the acquisition date. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Significant estimates and assumptions are required to value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable. These estimates are inherently uncertain and subject to refinement and typically include the calculation of an appropriate discount rate and projection of the cash flows associated with each acquired asset. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

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

The carrying values of the Company’s cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short term maturities of these instruments. The fair value of our long-term debt is based on the quoted market prices for similar issues (Level 2 inputs). The estimated fair value of our long-term debt as of June 30, 2015 was $542.5 million.

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

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated into U.S. dollars at the period end rate of exchange for asset and liability accounts and the weighted average rate of exchange for income statement accounts. The effects of these translations are recorded as a component of other accumulated comprehensive income in stockholders’ equity.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued an accounting standards update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue from contracts with customers. The amendment outlines a single comprehensive model for entities to depict the transfer of goods or services to customers in amounts that reflect the payment to which a company expects to be entitled in exchange for those goods or services. The amendment also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. The ASU may be adopted using either a full retrospective transition method or a modified retrospective transition method. Early adoption is permitted only as of annual reporting periods beginning after December 31, 2016. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern. The ASU requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Substantial doubt about an entity's ability to continue as a going concern exists when relevant conditions and events, consolidated in the aggregate, indicate that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Currently, there is no guidance in U.S. GAAP for management's responsibility to perform an evaluation. Under the update, management's evaluation is to be performed when preparing financial statements for each annual and interim reporting period and based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The Company will adopt this standard effective January 1, 2017 and we do not expect it to have a material effect on our consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement-Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates from GAAP the concept of extraordinary items. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that were previously classified as extraordinary. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 with early adoption permitted using either a prospective or retrospective method. We do not expect ASU 2015-01 to have a material effect on our financial condition, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 intends to simplify the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 is effective for fiscal years beginning after

December 15, 2015, and interim periods within those fiscal years. We do not expect ASU 2015-03 to have a material effect on our financial condition, results of operations or cash flows.

In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory. ASU 2015-11 changes the criteria for measuring inventory within the scope of the ASU. Inventory will now be measured at the lower of cost and net realizable value, while the concept of market value will be eliminated. The ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the provisions of ASU 2015-11 and has not yet determined the impact on its financial position, results of operations or cash flows.

NOTE 2. ACQUISITIONS

Cadillac Jack

On May 29, 2015, the Company acquired 100% of the equity of Amaya Americas Corporation (“Cadillac Jack”), a leading provider of Class II gaming machines for the North American tribal gaming market, with key regions of operation within Alabama, Mexico, and Wisconsin. This acquisition is expected to create growth opportunities in Class II and Class III jurisdictions and expands the Company’s geographic footprint. The combined management teams are complementary and possess years of combined experience that is expected to allow us to effectively grow and improve our business.

The acquisition was funded primarily from cash proceeds of incremental borrowings on our existing term loans, the issuance of senior secured PIK notes, as described in Note 6, and the issuance of additional common stock, as described in Note 7. The consideration also included a promissory note to the seller, Amaya Inc., for $12.0 million, as described in Note 6, as well as a contingent receivable that was recorded at its estimated fair value on the date of the acquisition. The contingent receivable is related to a clause in the stock purchase agreement allowing for a refund of up to $25.0 million if certain deactivated gaming machines in Mexico are not in operation by November 29, 2016.

The following summarizes the consideration paid for Cadillac Jack (in thousands):

Contractual cash purchase price adjusted for working capital	$370,960
Seller note	12,000
Contingent receivable	(1,300)
Total consideration	$381,660

We have recorded Cadillac Jack’s assets acquired and liabilities assumed based on our preliminary estimates of their fair values at the acquisition date. The determination of the fair values of the assets acquired and liabilities assumed (and the related determination of estimated lives of depreciable and amortizable tangible and identifiable intangible assets) requires significant judgment and estimates. The estimates and assumptions used include the projected timing and amount of future cash flows and discount rates that reflect risk inherent in the future cash flows. The estimated fair values of Cadillac Jack’s assets acquired and liabilities assumed and resulting goodwill are subject to adjustment as we finalize our fair value analysis. The significant items for which a final fair value has not been determined as of the filing of this report on Form 10-Q include accrued liabilities, deferred income taxes and other long-term liabilities. We expect to complete our fair value determinations no later than the second quarter of 2016. We do not currently expect our fair value determinations to change; however, there may be differences compared to those amounts reflected in our condensed consolidated financial statements at June 30, 2015 as we finalize our fair value analysis and such changes could be material.

The preliminary allocation of the purchase price to the estimated fair values of the assets acquired and the liabilities assumed was as follows (in thousands):

At May 29, 2015
Currents assets(1)	$38,162
Property and equipment	29,817
Goodwill	179,436
Intangible assets	199,752
Other long-term assets	38,690
Total assets	485,857
Current liabilities	8,636
Deferred tax liability non-current	41,001
Other long-term liabilities	54,560
Total equity purchase price	$381,660
(1) Current assets includes $4.2 million of cash acquired.

Based on our preliminary estimates, the total consideration exceeded the aggregate estimated fair value of the acquired assets and assumed liabilities at the acquisition date and has been recorded as goodwill. We attribute this goodwill to our enhanced financial scale and geographic diversification, opportunities for synergies, assembled workforce and other strategic benefits. None of the goodwill associated with the acquisition is deductible for income tax purposes and, as such, no deferred taxes have been recorded related to goodwill. As a result of the acquisitions completed in the current year, the Company is reassessing and restructuring the format of the financial information that will be used to evaluate business performance and allocate resources. As of June 30, 2015, the Company had not yet completed this assessment and therefore has not allocated goodwill to reporting units.

We included an estimated value of $8.3 million in current assets above and in deposits and other in the condensed consolidated balance sheet related to the value of stock options held by employees of Cadillac Jack. The stock options entitle the holder to purchase shares of Amaya Inc., the former global parent of Cadillac Jack, based on the holder’s continued employment at Cadillac Jack through the vesting date.

Our estimates of the fair values of depreciable tangible assets are as follows (in thousands):

	Fair values at May 29, 2015	Average remaining useful life (in years)
Gaming equipment	$23,138	1 - 5
Other property and equipment	6,679	2 - 3
Total property and equipment	$29,817

Our estimates of the fair values of identifiable intangible assets are as follows (in thousands):

	Fair values at May 29, 2015	Average remaining useful life (in years)
Trade names	$3,000	5
Brand names	10,600	3 - 5
Customer relationships	107,000	5 - 12
Gaming software and technology platforms	79,152	2 - 7
Total intangible assets	$199,752

The fair value of gaming equipment and other personal property assets as well as the fair value of gaming content software was primarily determined using cost approaches in which we determined an estimated reproduction or replacement cost, as applicable.

The estimated fair values of acquired trade names, brand names and gaming technology platforms was determined using the royalty savings method, which is a risk-adjusted discounted cash flow approach. The gaming technology platforms include $30 million of in-process research and development. The royalty savings method values an intangible asset by estimating the royalties saved through ownership of the asset. The royalty savings method requires identifying the future revenue that would be impacted by the trade name or IP asset (or royalty-free rights to the assets), multiplying it by a royalty rate deemed to be avoided through ownership of the asset and discounting the projected royalty savings amounts back to the acquisition date.  The royalty rate used in such valuation was based on a consideration of market rates for similar categories of assets.

The estimated fair values of customer relationships was determined using the excess earnings method, which is a risk-adjusted discounted cash flow approach that determines the value of an intangible asset as the present value of the cash flows attributable to such asset after excluding the proportion of the cash flows that are attributable to other assets. The contribution to the cash flows that are made by other assets - such as fixed assets, working capital, workforce and other intangible assets - was estimated through contributory asset capital charges. The value of the acquired customer relationship asset is the present value of the attributed post-tax cash flows, net of the post-tax return on fair value attributed to the other assets.

The estimated fair value of deferred income taxes was determined by applying the appropriate enacted statutory tax rate to the temporary differences that arose on the differences between the financial reporting value and tax basis of the assets acquired and liabilities assumed. We also recorded liabilities of $53.6 million for estimated uncertain tax positions in other long-term liabilities and a related $37.9 million indemnification receivable in other long-term assets.

The revenue and net loss of Cadillac Jack from the acquisition date through June 30, 2015 are presented below and included in our consolidated statements of operations. These amounts are not necessarily indicative of the results of operations that Cadillac Jack would have realized if it had continued to operate as a stand-alone company during the period presented, primarily due to the elimination of certain headcount and administrative costs since the acquisition date resulting from integration activities or due to costs that are now reflected in our unallocated corporate costs and not allocated to Cadillac Jack.

From May 29, 2015 to June 30, 2015
Revenue	$7,370
Net loss	$572

The following unaudited pro forma statements of operations give effect to the Cadillac Jack acquisition as if it had been completed on January 1, 2014. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been during the periods presented had the acquisition been completed on January 1, 2014. In addition, the unaudited pro forma financial information does not purport to project future operating results. This information is preliminary in nature and subject to change based on final purchase price adjustments. The pro forma statements of operations do not reflect: (1) any anticipated synergies (or costs to achieve synergies) or (2) the impact of non-recurring items directly related to the Cadillac Jack acquisition.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue	$39,102	$46,060	$77,909	$84,788
Net loss	$7,807	$11,895	$20,945	$25,962

Gamingo

On June 15, 2015 the Company purchased 100% of Gamingo Limited (“Gamingo”), a leading gaming company developing social casino titles for mobile devices. With primary offices in San Francisco and Tel Aviv, Gamingo’s flagship product, Lucky Play Casino, gives players a casino-quality experience with slots, table games, tournaments, and live events. The total consideration of $8.9 million includes an estimated $5.1 million contingent consideration that is payable based on the operating results of Gamingo during a twelve-month measurement period that will end no later than December 2016. The amount of the contingent consideration recorded was estimated at the purchase date and is subject to change based on changes in the estimated operating results of Gamingo and has been recorded in other long-term liabilities in the condensed consolidated balance sheet.

We have recorded Gamingo’s assets acquired and liabilities assumed based on our preliminary estimates of their fair values at the acquisition date. The estimated fair values of assets acquired and liabilities assumed and resulting goodwill are subject to adjustment as we finalize our fair value analysis. The allocation of the consideration given was allocated to the estimated fair values of the assets acquired and the liabilities assumed, which primarily included $5.0 million of goodwill, $4.2 million of identifiable intangible assets to be amortized over a weighted average period of 3 years.

Prior Years’ Acquisitions

On May 6, 2014, the Company purchased 100% of the equity of C2 Gaming, LLC (“C2 Gaming”) for $23.3 million in cash, subject to terms outlined in the equity purchase agreement (the “C2 Acquisition Agreement”). C2 Gaming is an innovative manufacturer and developer of slot machines based in Las Vegas, Nevada. The purchase is expected to provide for the distribution of C2 Gaming’s platform and content to an increased number of markets in the United States. The acquisition was funded by an initial cash payment and an agreement to pay the sellers $9.0 million on the one-year anniversary of the closing of the acquisition, which was paid during the quarter ended June 30, 2015. The acquisition also included an amount of contingent consideration of $3.0 million that was payable upon the satisfaction of certain milestones, including the submission and approval of video slot platforms to various jurisdictions as outlined in the C2 Acquisition Agreement. During the year ended December 31, 2014, the Company paid $0.5 million of the contingent consideration. In May 2015, the C2 Acquisition Agreement was amended to reduce the remaining contingent consideration liability of $2.5 million to $2.1 million and to acknowledge that the milestones of the C2 Acquisition Agreement were satisfied. In July of 2015, the Company paid $1.0 million of the contingent consideration, reducing the balance to $1.1 million, which is expected to be paid in January 2016.

On September 16, 2013, AGS Holdings, LLC (“AGS Holdings”), AGS Capital, LLC (“AGS Capital”) and AP Gaming Acquisition, LLC (“AP Gaming Acquisition”), an indirect wholly owned subsidiary of the Company and an affiliate of Apollo Global Management, LLC (“Apollo”), entered into an equity purchase agreement (as subsequently amended and restated on December 3, 2013, the “Acquisition Agreement”). The Acquisition Agreement provided for the purchase of 100% of the equity of AGS Capital from AGS Holdings, LLC (the “Apollo Acquisition”) by AP Gaming Acquisition for an aggregate purchase price of approximately $220.5 million. The Apollo Acquisition was consummated on December 20, 2013.

The Apollo Acquisition was financed in part by the senior secured credit facilities (as described in Note 6) and from the issuance of 10,000,000 Class A shares of common stock at $0.01 par value to Apollo Gaming Holdings, L.P. for a total cost to acquire all the outstanding shares was $100,000,000. The source of the funds for the acquisition of the Company was provided by committed equity capital contributed by certain equity funds managed by Apollo.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Gaming equipment	$80,349	$53,295
Other property and equipment(1)	15,003	3,902
Less: Accumulated depreciation	(23,507)	(16,428)
Total property and equipment, net	$71,845	$40,769
(1) $2.8 million included in other property and equipment as of December 31, 2014 has been reclassified to gaming equipment to be consistent with the current year presentation.

Gaming equipment and other property and equipment are depreciated over the respective useful lives of the assets ranging from three to six years. Depreciation expense was $5.0 million and $3.9 million for the three months ended June 30, 2015 and 2014, respectively. Depreciation expense was $8.9 million and $8.2 million for the six months ended June 30, 2015 and 2014, respectively.

NOTE 4. GOODWILL AND INTANGIBLES
There were no accumulated impairments as of June 30, 2015. Changes in the carrying amount of goodwill are as follows (in thousands):

Gross Carrying Amount
Balance at December 31, 2014	$77,617
Acquisition - Cadillac Jack	179,436
Acquisition - Gamingo	4,951
Foreign currency adjustments	(366)
Other	(436)
Balance at June 30, 2015	$261,202

Intangible assets consist of the following (in thousands):

		June 30, 2015			December 31, 2014
	Useful Life (years)	Gross Value	Accumulated Amortization	Net Carrying Value	Gross Value	Accumulated Amortization	Net Carrying Value
Indefinite lived trade names	Indefinite	$12,126	$—	$12,126	$12,126	$—	$12,126
Trade and brand names	7	14,409	(423)	13,986	809	(119)	690
Customer relationships	7	171,740	(15,061)	156,679	65,159	(9,313)	55,846
Contract rights under development and placement fees	1 - 7	2,368	(197)	2,171	678	(58)	620
Gaming software and technology platforms	1 - 5	115,414	(11,869)	103,545	32,564	(7,108)	25,456
Intellectual property	10 - 20	7,318	(430)	6,888	7,279	(132)	7,147
		$323,375	$(27,980)	$295,395	$118,615	$(16,730)	$101,885

Intangibles are amortized over the respective estimated useful lives of the assets ranging from one to twenty years. Amortization expense related to intangibles was $7.2 million and $4.2 million for the three months ended June 30, 2015 and 2014, respectively, and $11.7 million and $7.9 million for the six months ended June 30, 2015 and 2014, respectively.

The Company enters into development agreements and placement fee agreements with certain customers to secure floor space under lease agreements for its gaming machines. Amounts paid in connection with the development agreements are repaid to the Company in accordance with the terms of the agreement, whereas placements fees are not reimbursed. For development agreements in the form of a loan, interest income is recognized on the repayment of the notes based on the stated rate or, if not stated explicitly in the development agreement, on an imputed interest rate. If the stated interest rate is deemed to be other than a market rate or zero, a discount is recorded on the note receivable as a result of the difference between the stated and market rate and a corresponding intangible asset is recorded. The intangible asset is recognized in the financial statements as a contract right under development agreement and amortized as a reduction in revenue over the term of the agreement. Placement fees can be in the form of cash paid upfront or free lease periods and are accreted over the life of the contract and the expense is recorded as a reduction of revenue. We recorded a reduction of gaming revenue from the accretion of contract rights under development agreements and placement fees of $84,000 and $137,000 for the three and six months ended June 30, 2015, respectively. The amounts amortized in 2014 were nominal.

NOTE 5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Trade accounts payable	$3,288	$1,517
Salary and payroll tax accrual	6,860	3,002
Taxes payable	4,822	566
Accrued interest	1,659	499
Accrued commissions	308	351
C2 Gaming one-year payout (see Note 2)	—	9,000
C2 Gaming contingent consideration (see Note 2)	2,125	2,500
Proceeds from employees in advance of common stock issuance	—	1,969
Accrued other	4,365	3,912
Total accounts payable and accrued liabilities	$23,427	$23,316

NOTE 6. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Senior secured credit facilities:
Term loans, interest at LIBOR or base rate plus 8.25% (9.25% at June 30, 2015), net of unamortized discount of $11.7 million and $5.0 million at June 30, 2015 and December 31, 2014, respectively.	$405,259	$148,447
$40 million revolving credit facility, interest at LIBOR or base rate plus 8.25% (8.4% at June 30, 2015)	—	10,000
Senior secured PIK notes, net of unamortized discount of $3.4 million at June 30, 2015	111,568	—
Seller notes	18,322	6,012
Equipment long-term note payable and capital leases	2,269	2,230
Total debt	537,418	166,689
Less: Current portion	(5,526)	(2,495)
Long-term debt	$531,892	$164,194

Senior Secured Credit Facilities
On December 20, 2013, the Company entered into our senior secured credit facilities, which consisted of $155.0 million in term loans and a $25.0 million revolving credit facility. On May 29, 2015, the Company entered into incremental facilities for $265.0 million in term loans and on June 1, 2015, the Company entered into an incremental agreement for an additional $15.0 million of incremental revolving commitments. The proceeds of the incremental term loans were used primarily to pay the consideration for the Cadillac Jack acquisition (see Note 2).
The term loans will mature on December 20, 2020, and the revolving credit facility will mature on December 20, 2018. The term loans require scheduled quarterly payments in amounts equal to 0.25% of the original aggregate principal amount of the term loans, with the balance due at maturity. Borrowings under the term loans bear interest at a rate equal to, at the Company’s option, either LIBOR or the base rate, subject to an interest rate floor plus an applicable margin rate. Borrowings under the revolving credit facility bear interest at a rate equal to, at the Company’s option, either LIBOR or the base rate plus an applicable margin rate. In addition, on a quarterly basis, the Company is required to pay each lender under the revolving credit facility a commitment fee in respect of any unused commitments thereunder at a rate of 0.50% per annum.
The senior secured credit facilities are guaranteed by AP Gaming Holdings, LLC, the AP Gaming I, LLC’s (the “Borrower”) material, wholly owned domestic subsidiaries (subject to certain exceptions), and are secured by a pledge by AP Gaming Holdings, LLC of the Borrower’s equity interest directly held by AP Gaming Holdings, LLC and a pledge of substantially all of the existing and future property and assets of the Borrower and the subsidiary guarantors, subject to certain exceptions. The senior secured credit facilities require that the Borrower maintain a maximum net first lien leverage ratio set at a maximum of 5.5 to 1 beginning with the first quarter ending June 30, 2014. The senior secured credit facilities contain limitations on additional indebtedness, guarantees, incurrence of liens, investments and distributions, as defined. The senior secured credit facilities also contain customary events of default included in similar financing transactions, including, among others, failure to make payments when due, default under other material indebtedness, breach of covenants, breach of representations and warranties, involuntary or voluntary bankruptcy, and material judgments. The Company was in compliance with the covenants of the senior secured credit facilities at June 30, 2015.

Senior secured PIK notes
On May 29, 2015, the Company entered into a note purchase agreement with AP Gaming Holdings, LLC, as subsidiary guarantor (the “Subsidiary Guarantor”), Deutsche Bank AG, London Branch, as purchaser (the “Purchaser”), and Deutsche Bank Trust Company Americas, as collateral agent.  Pursuant to the agreement, the Company issued $115.0 million of its 11.25% senior secured PIK notes due 2021 (the “Notes”) at an issue price of 97% of the principal amount thereof to the Purchaser in a private placement exempt from registration under the Securities Act of 1933, as amended.  The Notes are secured by the Company’s equity in its subsidiary AP Gaming, Inc., subject to certain limitations including those imposed by gaming laws, and are unconditionally guaranteed by the Subsidiary Guarantor.
Interest on the Notes will accrue at a rate of 11.25% per annum. The Company may elect to pay interest due on the Notes in cash, by increasing the principal of the outstanding Notes or by issuing new Notes (“PIK interest”) for the entire amount of the interest payment or by paying interest partially in cash and partially in PIK interest. Interest on the Notes will accrue from the the date of issuance and will be payable on the dates described in more detail in the agreement.  The Notes will mature on May 28, 2021.  The net proceeds of the Notes were used primarily to finance the acquisition of Cadillac Jack.
The Notes contain limitations on additional indebtedness, guarantees, incurrence of liens, investments and distributions, as defined. The Notes also contains customary events of default included in similar transactions, including, among others, failure to make payments when due, acceleration of other material indebtedness, breach of covenants, breach of representations and warranties, involuntary or voluntary bankruptcy, and material judgments.

Seller notes
On December 20, 2013, the Company issued two promissory notes (the “AGS Seller Notes”) to AGS Holdings, LLC, in the amounts of $2.2 million and $3.3 million, to satisfy the conditions set forth in the Acquisition Agreement. At June 30, 2015, notes payable related to the AGS Seller Notes totaled $6.3 million, which includes capitalized interest. The Seller Notes accrue interest on the unpaid principal balance at 8.5% per annum and shall be payable semi-annually in arrears on June 30 and December 31, commencing on June 30, 2014. Any interest accrued and payable on any interest payment date will be paid by capitalizing such interest and adding it to (and thereby increasing) the outstanding principal amount of this AGS Seller Notes. All principal and interest under the AGS Seller Notes is due and payable on June 18, 2021, the maturity date. The Company may prepay from time to time all or any portion of the outstanding principal balance due under the AGS Seller Notes.
On May 29, 2015, the Company issued a promissory note to Amaya Inc. (the “Amaya Seller Note”) with an initial principal amount of $12.0 million to satisfy the conditions set forth in the Cadillac Jack Stock Purchase Agreement (the “Stock Purchase Agreement”). The Amaya Seller Note accrues interest on the unpaid principal amount at 5.0% per annum and is payable semi-annually on June 30 and December 31 (and on May 29, 2023, the maturity date of the note), commencing on June 30, 2015. All interest accrued and payable on any interest payment date will be paid by capitalizing such interest and adding it to (and thereby increasing) the outstanding principal amount of the Amaya Seller Note. All principal under the note is due and payable on May 29, 2023.  The Amaya Seller Note is required to be prepaid under certain circumstances described in more detail in the note agreement.  The Company may prepay from time to time all or any portion of the outstanding principal balance due under the Amaya Seller Note.  The Amaya Seller Note includes certain covenants and events of default that are customary for instruments of this type.
Equipment Long Term Note Payable and Capital Leases
The Company has entered into a financing agreement to purchase certain gaming devices, systems and related equipment and has entered into leases for servers and equipment that are accounted for as capital leases.

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock

The Company’s common stock consists of two classes: class A voting common stock (“Class A Shares”) and class B non-voting common stock (“Class B Shares”), with Apollo Gaming Holdings, L.P. holding all Class A Shares and AP Gaming VoteCo, LLC holding all Class B Shares. The holders of the Class A Shares are entitled to one vote per share on all matters to be voted on by the stockholders of the Company. The holders of the Class A Shares have no economic rights or privileges, including rights in liquidation, and have no right to receive dividends or any other distributions. The holders of the Class B Shares have no right to vote on any matter to be voted on by the stockholders of the Company. Each holder of Class B Shares is entitled to share equally, share for share, dividends declared, as well as any distributions to the stockholders, and in the event of the Company’s liquidation, dissolution or winding up, is entitled to share ratably in any remaining assets after payment of or provision for liabilities and the liquidation on preferred stock, if any.

On May 29, 2015, Apollo Gaming Holdings, L.P. purchased an additional 4,931,529 Class B Shares for total proceeds of $77.4 million. The funds received from this issuance of Class B Shares were used, in addition to proceeds from the issuance of long-term debt, to fund the acquisition of Cadillac Jack.

As of June 30, 2015, 102,721 Class B Shares issued to “Management Holders,” as defined in the Securityholders Agreement dated April 28, 2014 (the “Securityholders Agreement”) were outstanding. The Class B Shares issued to Management Holders are not considered issued for accounting purposes as they contain a substantive performance condition that must be met for the Management Holder to benefit from the ownership of the shares. As a result, shares issued to Management Holders are not considered issued for accounting purposes until such time that the performance condition is met.

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

NOTE 8. WRITE DOWNS AND OTHER CHARGES

The condensed consolidated statements of operations and comprehensive income (loss) include various non-routine transactions or consulting and transaction-related fees that have been classified as write downs and other charges. During the three months ended June 30, 2015, the Company recognized $7.7 million in write-downs and other charges driven by acquisition related charges of $4.4 million. The Company also recognized an impairment to intangible assets of $2.2 million related to game titles, write offs related to prepaid royalties of $0.6 million, losses from the disposal of assets of $0.6 million and the impairment of long-lived assets of $0.2 million, partially offset by a benefit from the partial write down of the C2 acquisition contingent consideration of $0.4 million that is described in Note 2.

During the six months ended June 30, 2015, the Company recognized $11.2 million in write-downs and other charges primarily related to acquisition charges of $7.6 million. The Company also recognized an impairment to intangible assets of $2.2 million related to game titles and write offs related to prepaid royalties of $0.6 million, losses from the disposal of assets of $0.9 million and the impairment of long-lived assets of $0.2 million offset by a benefit from the partial write down of the C2 acquisition contingent consideration of $0.4 million that is described in Note 2.

NOTE 9. BASIC AND DILUTED INCOME (LOSS) PER SHARE

The Company computes net income (loss) per share in accordance with accounting guidance that requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the condensed consolidated statement of operations and comprehensive income (loss). Basic EPS is computed by dividing net income (loss) for the period by the weighted average number of shares outstanding during the period. Basic EPS excludes Class B Shares issued to Management Holders until the performance condition or termination event is considered probable (see Note 7). Until such time the Class B Shares issued to Management Holders will be included in the calculation of diluted EPS using the treasury stock method and are treated as stock options. Diluted EPS is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period, increased by potentially dilutive common shares that were outstanding during the period. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. Potentially dilutive common shares include stock options and restricted stock (see Note 11).

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

Three months ended June 30, 2015
Numerator:
Net income	$2,849

Denominator:
Weighted average common shares outstanding	11,734
Potential dilutive effect of stock options and restricted stock	384
Weighted average common and common equivalent shares outstanding	12,118

Basic earnings per share	$0.24
Diluted earnings per share	$0.24

There were no potentially dilutive securities for the three and six months ended June 30, 2014.

Excluded from the calculation of diluted EPS for the six months ended June 30, 2015, are 50,000 restricted shares and 0.4 million stock options, as such securities were anti-dilutive.
NOTE 10. BENEFIT PLANS
The Company has established a 401(k) defined contribution plan (the “401(k) Plan”) for its employees. The 401(k) Plan allows employees to contribute up to 15% of their pretax earnings, and the Company may match a percentage of the contributions on a discretionary basis. The expense associated with the 401(k) Plan for the three months ended June 30, 2015 and 2014, was $96,000 and $82,000, respectively, and for the six months ended June 30, 2015 and 2014, was $227,000 and $147,000, respectively.
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

NOTE 11. SHARE-BASED COMPENSATION

Stock Options

The Company has granted stock awards to eligible participants under the LTIP. The stock awards include options to purchase the Company’s Class B Shares. These stock options include a combination of service and market conditions, as further described below. In addition, these stock options include a performance vesting condition, a Qualified Public Offering (see Note 7), which is not considered to be probable as of June 30, 2015. As a result, no share-based compensation expense for stock options has been recognized and none will be recognized for these stock awards until the performance condition is considered to be probable. When the performance condition is considered probable, the stock awards will vest in accordance with the underlying service and market conditions.

The Company calculated the grant date fair value of stock options that vest over a service period using the Black Scholes model. For stock options that contain a market condition related to the return on investment that the Company’s stockholders achieve, the options were valued using a lattice-based option valuation model. The assumptions used in these calculations are noted in the following table. Expected volatilities are based on implied volatilities from comparable companies. The expected time to liquidity is based on management’s estimate. The risk-free rate is based on the U.S. Treasury yield curve for a term equivalent to the estimated time to liquidity. The expected dividend yield is 0% for all stock awards.

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Option valuation assumptions:
Expected dividend yield	None	None
Expected volatility	50%	53%
Risk-free interest rate	1.43%	1.44%
Expected term (in years)	4.5	4.5

A summary of the changes in stock options outstanding during the six months ended June 30, 2015, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2014	576,250	$10.00
Granted	109,125	$14.77
Canceled	(153,750)	$10.00
Options outstanding as of June 30, 2015	531,625	$10.98	3.9	$2,509,613

Restricted Stock

No restricted stock was granted, canceled or forfeited during the six months ended June 30, 2015.

NOTE 12. RESTRUCTURING

We recorded employee termination and restructuring costs of $0.8 million and $1.0 million during the three and six months ended June 30, 2015, respectively.  Employee termination and restructuring costs are classified in selling, general and administrative as well as research and development expense and have been recorded for the following restructuring plans.

Toronto Restructuring Plan

In June 2014, we took steps to reduce current and future expenses by reducing staff in our technology and game development division that operated primarily out of our Toronto location. The Company has also entered into retention agreements with certain employees that will be paid upon the completion of their service period.

Cadillac Jack Integration Plan

In June 2015, we took actions to reduce the staff in all of our locations and to streamline our operations and cost structure.  The Company has also entered into retention agreements with certain employees that will be paid upon the completion of their service period.

The following table summarizes the change in our restructuring accruals for the six months ended June 30, 2015 (in thousands), which is included in accounts payable and accrued liabilities in the condensed consolidated balance sheets:

	December 31, 2014	Charge to expense	Cash paid	June 30, 2015
Accrued severance	$127	$493	$251	$369
Accrued retention bonuses	216	437	238	415
Property costs	—	25	$—	25
Total	$343	$955	$489	$809

NOTE 13. INCOME TAXES
The Company's effective income tax rate for the three months ended June 30, 2015, was a benefit of 114.4%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended June 30, 2015, was primarily due to the income tax benefit recorded from the reversal of our valuation allowance on deferred tax assets as a result of the net deferred tax liabilities assumed in the Cadillac Jack acquisition. The Company's effective income tax rate for the three months ended June 30, 2014 was 12.2%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended June 30, 2014 was primarily due to valuation allowance considerations and amortization of indefinite life intangibles.
The Company's effective income tax rate for the six months ended June 30, 2015, was a benefit of 77.5%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the six months ended June 30, 2015, was primarily due to the income tax benefit recorded from the reversal of our valuation allowance on deferred tax assets as a result of the net deferred tax liabilities assumed in the Cadillac Jack acquisition. The Company's effective income tax rate for the six months ended June 30, 2014 was 14.4%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the six months ended June 30, 2014 was primarily due to valuation allowance considerations and amortization of indefinite life intangibles.
As of December 31, 2014, we had not recorded a reserve for uncertain tax positions or penalties and interest and the uncertain tax positions recorded in the current year relate to the acquisition of Cadillac Jack as described in Note 2.
NOTE 14. COMMITMENTS AND CONTINGENCIES
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
On October 5, 2012, the Company entered into a licensing agreement with Freemantle Media North America, Inc. (“Freemantle”) to develop casino games based on the “Family Feud” brand. The licensing agreement, which guarantees Freemantle $0.7 million in royalties, commenced on October 5, 2012 and expires on December 31, 2017, subject to a three year renewal at the option of the Company. As of June 30, 2015, we had $0.2 million of guaranteed minimum royalties remaining.

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

Overview

We are a leading designer and supplier of gaming products for the gaming industry. The Company is a leader in the Class II Native American and Mexican gaming jurisdictions and has recently expanded its product lines into Class III Native American, commercial and charity jurisdictions. We supply gaming machines, server-based systems and back-office systems that are used by casinos and various gaming locations. Through the acquisition of Cadillac Jack (defined below) on May 29, 2015, we significantly expanded our games library and gaming machine offerings as described in Note 2. The Company has also expanded its offerings of live felt table game licenses that enhance our casino operators’ table games operations as well as interactive products used in social gaming available on desktop or mobile device platforms.

As of June 30, 2015, we had approximately 19,000 units installed under revenue sharing or fee per day agreements, approximately 10,400 of which are attributable to the inclusion of Cadillac Jack. The majority of our systems are used by Native American gaming operators in both Class II and Class III jurisdictions as well as commercial casinos in Mexico. We currently derive substantially all of our gaming revenues from lease agreements whereby we place gaming machines and systems at a customer’s facility in return for either a share of the revenues that these machines and systems generate or a daily fee, which we collectively refer to as “participation agreements” and as our “participation model.”

Impact of Acquisitions

On May 29, 2015, we acquired 100% of the equity of Amaya Americas Corporation (“Cadillac Jack”), a leading provider of Class II gaming machines for the North American tribal gaming market, with key regions of operation including Alabama, Mexico, and Wisconsin. Our consolidated results of operations include the impact of this acquisition and the related transaction costs, as well as the results of operations of Cadillac Jack from the date of acquisition through June 30, 2015.

On June 15, 2015, the Company purchased 100% of Gamingo Limited (“Gamingo”), a leading gaming company developing social casino titles for mobile devices. With primary offices in San Francisco and Tel Aviv, Gamingo’s flagship product, Lucky Play Casino, gives players a casino-quality experience with slots, table games, tournaments, and live events. The results of operations from Gamingo have been included in our consolidated results from the date of acquisition through June 30, 2015.
Business Strategy
We have invested and expect to continue to invest in new business strategies, products, services and technologies. We intend to pursue the following strategies as part of our overall business strategy:

•
Continue to expand our library of proprietary content. We will continue our focused efforts to develop games, both internally and through partnerships with third parties, tailored to our target markets. After the acquisition of Cadillac Jack, our combined company had over 250 titles in our content library as of June 30, 2015, and we expect our current pool of development talent to create an additional 30-40 titles each year.

•
Improve yield on existing customer installed base by managing title mix. We believe that more effective management of the title mix across our domestic installed base of participation gaming machines represents an opportunity to generate incremental earnings growth without requiring growth in our installed base of participation gaming machines. In addition, we expect improved game performance will likely drive incremental gaming machine placements within our customers’ facilities.

•
Expansion through strategic acquisitions. We are actively seeking acquisition opportunities that will have a positive effect on earnings, have strong recurring revenue and have a developed library of proprietary content. We believe that strategic acquisitions will provide for expansion into new gaming jurisdictions and increased title mix and game content will assist in increased gaming machine placements. Our acquisitions of Cadillac Jack is a result of this strategy.

•
Develop niche products for expansion into traditional gaming markets. With approximately 1,220 casino facilities in 41 U.S. states as of June 30, 2015, and the replacement cycle on equipment at a cyclical low, we believe the market potential for new games is favorable. We will target the introduction of a small number of niche participation gaming machines to a large number of casinos.

•
Continue expansion into Class III markets and increase penetration in Class II markets. We have a foothold of approximately 3,600 Class III recurring revenue placements, approximately 550 units were attributable to the inclusion of Cadillac Jack, and we plan to continue expanding in this market. Utilizing new, recently-issued gaming licenses, we expect to begin placing and selling Class III products in five new jurisdictions (Nevada, Mississippi, Louisiana, New Jersey and Connecticut). We also anticipate growing our presence in Class III markets where we currently operate, such as Oklahoma, Florida and California, by placing additional content from our expanding library of games in these states. In addition, we believe that our existing core Class II product offering is among the strongest in the industry today. We expect to continue gaining market share in existing Class II jurisdictions and are focused on penetrating newly licensed jurisdictions.

•
Expansion into table games and social gaming. In the third quarter 2014, we began developing table games products through the acquisitions of War Blackjack and other intellectual property related to table games products. As of June 30, 2015, the Company had approximately 450 table game units under monthly fixed fee arrangements. We plan to continue expanding our table games products through acquisitions and internal development. In the second quarter of 2015, we acquired Gamingo and entered online social gaming, where we plan to place our proven content in online and mobile formats for social gaming.

Results of Operations
Three Months Ended June 30, 2015 compared to the Three Months Ended June 30, 2014

The following tables set forth certain selected condensed consolidated financial data for the three months ended June 30, 2015 and 2014 (in thousands):

	Three months ended June 30,		$	%
	2015	2014	Change	Change
Consolidated Statements of Operations:
Gaming operations	$24,785	$16,692	8,093	48.5%
Equipment sales	1,511	736	775	105.3%
Total revenues	26,296	17,428	8,868	50.9%
Operating expenses
Cost of gaming operations	5,613	3,169	2,444	77.1%
Cost of equipment sales	254	454	(200)	(44.1)%
Selling, general and administrative	8,798	3,778	5,020	132.9%
Research and development	3,033	1,731	1,302	75.2%
Write downs and other charges	7,728	1,644	6,084	370.1%
Depreciation and amortization	12,209	8,120	4,089	50.4%
Total operating expenses	37,635	18,896	18,739	99.2%
Loss from operations	(11,339)	(1,468)	(9,871)	672.4%
Interest expense	8,006	4,312	3,694	85.7%
Interest income	(17)	(17)	—	—%
Other expense (income)	523	(234)	757	(323.5)%
Loss before income taxes	(19,851)	(5,529)	(14,322)	259.0%
Income tax benefit (expense)	22,700	(674)	23,374	(3,468.0)%
Net income (loss)	$2,849	$(6,203)	9,052	(145.9)%
Total Revenues

The inclusion of revenue from Cadillac Jack and Gamingo increased total revenues by $7.4 million and $0.1 million, respectively, for the three months ended June 30, 2015, compared to the prior year period. The $8.1 million increase in gaming revenue includes Cadillac Jack revenues of $6.4 million, the remaining increase was driven by improved game performance and a 55% increase in the install base of gaming machines that run on our Colossal platform, which have historically been our best performing games.

Operating Expenses

Cost of gaming operations. The inclusion of Cadillac Jack increased the cost of gaming operations by $1.7 million for the three months ended June 30, 2015, compared to the prior year period. The remaining increase was driven by increases in amortization of installation and delivery costs of $0.4 million, payroll and related expenses of $0.1 million, tribal fees of $0.1 million and royalty payments of $0.1 million, partially offset by a decrease in commissions no longer paid to C2 Gaming as a result of acquiring C2 Gaming in May 2014.

Selling, general and administrative. The inclusion of Cadillac Jack and Gamingo increased selling, general and administrative expenses by $2.3 million and $0.1 million, respectively, for the three months ended June 30, 2015, compared to the prior year period. The remaining increase attributable to professional fees of $1.1 million, increases in payroll and related expenses of $0.5 million driven by increased headcount for corporate operations and our new table games division. The increase is also attributable to rent of $0.3 million related to our new corporate headquarters in Las Vegas and new facilities in Oklahoma City. Trade shows and marketing expenses increased $0.2 million driven by our new table games division.

Research and development. The increase in research and development costs were primarily due to the inclusion of Cadillac Jack and Gamingo, which accounted for $1.3 million and $0.3 million, respectively, of the increase for the three months ended June 30, 2015, compared to the prior year period.

Write downs and other charges. The increase in write downs and other charges were primarily related to legal and professional fees for the acquisition of Cadillac Jack and Gamingo of $2.7 million. The increase was also attributable to an impairment of intangible assets of $2.2 million related to game titles no longer in use and an increase in write offs related to prepaid royalties of $0.5 million offset by a benefit from the partial write down of the C2 acquisition contingent consideration.

Depreciation and amortization. The increase in depreciation and amortization was primarily due to the inclusion of Cadillac Jack and Gamingo, which accounted for $3.8 million and $0.1 million, respectively, for the three months ended June 30, 2015, compared to the prior year period. The remaining increase was due to an increase in capital expenditures during 2014.

Other Expense (Income), net

Interest expense. The increase is primarily attributed to the increase in the principal amounts outstanding under the senior secured credit facilities and senior secured PIK notes for the three months ended June 30, 2015, compared to the prior year period. The proceeds of the incremental term loans and PIK notes were used primarily to pay the consideration for the Cadillac Jack acquisition.

Income Taxes

The Company's effective income tax rate for the three months ended June 30, 2015, was a benefit of 114.4%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended June 30, 2015, was primarily due to the income tax benefit recorded from the reversal of our valuation allowance on deferred tax assets as a result of the net deferred tax liabilities assumed in the Cadillac Jack acquisition. The Company's effective income tax rate for the three months ended June 30, 2014 was 12.2%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended June 30, 2014 was primarily due to valuation allowance considerations and amortization of indefinite life intangibles.

Six Months Ended June 30, 2015 compared to the Six Months Ended June 30, 2014

The following tables set forth certain selected condensed consolidated financial data for the six months ended June 30, 2015 and 2014 (in thousands):

	Six months ended June 30,		$	%
	2015	2014	Change	Change
Consolidated Statements of Operations:
Gaming operations	$43,352	$33,420	9,932	29.7%
Equipment sales	1,739	1,166	573	49.1%
Total revenues	45,091	34,586	10,505	30.4%
Operating expenses
Cost of gaming operations	8,807	6,053	2,754	45.5%
Cost of equipment sales	339	629	(290)	(46.1)%
Selling, general and administrative	14,948	8,250	6,698	81.2%
Research and development	4,308	2,635	1,673	63.5%
Write downs and other charges	11,209	1,943	9,266	476.9%
Depreciation and amortization	20,555	16,128	4,427	27.4%
Total operating expenses	60,166	35,638	24,528	68.8%
Loss from operations	(15,075)	(1,052)	(14,023)	1,333.0%
Interest expense	12,278	8,348	3,930	47.1%
Interest income	(26)	(17)	(9)	52.9%
Other expense	999	3	996	33,200.0%
Loss before income taxes	(28,326)	(9,386)	(18,940)	201.8%
Income tax benefit (expense)	21,940	(1,347)	23,287	(1,728.8)%
Net income (loss)	$(6,386)	$(10,733)	4,347	(40.5)%

Total Revenues

The inclusion of revenue from Cadillac Jack and Gamingo increased total revenues by $7.4 million and $0.1 million, respectively, for the six months ended June 30, 2015, compared to the prior year period. The $9.9 million increase in gaming revenue includes Cadillac Jack revenues of $6.4 million, the remaining increase was driven by improved game performance and a 55% increase in the install base of gaming machines that run on our Colossal platform, which have historically been our best performing games.

Operating Expenses

Cost of gaming operations. The inclusion of Cadillac Jack increased the cost of gaming operations expenses by $1.7 million for the six months ended June 30, 2015, compared to the prior year period. The remaining increase was driven by increases in amortization of installation and delivery costs of $0.6 million, payroll and related expenses of $0.4 million, tribal fees of $0.2 million and royalty payments of $0.1 million, partially offset by a decrease in commissions no longer paid to C2 Gaming as a result of acquiring C2 Gaming in May 2014.

Selling, general and administrative. The inclusion of Cadillac Jack and Gamingo increased selling, general and administrative expenses by $2.3 million and $0.1 million, respectively, for the six months ended June 30, 2015, compared to the prior year period. The remaining increase is due to increases in payroll and related expenses of $1.5 million driven by increased headcount for corporate operations and our new table games division. The increase is also attributable to professional fees of $1.2 million, rent of $0.6 million related to our new corporate headquarters in Las Vegas and new facilities in Oklahoma City. Trade shows and marketing expenses increased $0.4 million driven by our new table games division.

Research and development. The increase in research and development costs was primarily due to the inclusion of Cadillac Jack and Gamingo, which accounted for $1.3 million and $0.3 million, respectively, of the increase for the six months ended June 30, 2015, compared to the prior year period

Write downs and other charges. The increase in write downs and other charges were primarily related to legal and professional fees for the acquisition of Cadillac Jack and Gamingo of $5.9 million. The increase was also attributable to an impairment of intangible assets of $2.2 million related to game titles no longer in use, an increase in write offs related to prepaid royalties of $0.4 million offset by a benefit from the partial write down of the C2 acquisition contingent consideration.

Depreciation and amortization. The increase in depreciation and amortization was primarily due to the inclusion of Cadillac Jack and Gamingo, which accounted for $3.8 million and $0.1 million, respectively, for the six months ended June 30, 2015, compared to the prior year period. The remaining increase was due to an increase in capital expenditures during 2014.

Other Expense (Income), net

Interest expense. The increase is primarily attributed to the increase in the principal amounts outstanding under the senior secured credit facilities and senior secured PIK notes for the six months ended June 30, 2015, compared to the prior year period. The proceeds of the incremental term loans and PIK notes were used primarily to pay the consideration for the Cadillac Jack acquisition.

Income Taxes

The Company's effective income tax rate for the six months ended June 30, 2015, was a benefit of 77.5%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the six months ended June 30, 2015, was primarily due to the income tax benefit recorded from the reversal of our valuation allowance on deferred tax assets as a result of the net deferred tax liabilities assumed in the Cadillac Jack acquisition. The Company's effective income tax rate for the six months ended June 30, 2014 was 14.4%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the six months ended June 30, 2014 was primarily due to valuation allowance considerations and amortization of indefinite life intangibles.

LIQUIDITY AND CAPITAL RESOURCES

We expect that primary ongoing liquidity requirements for the year ended December 31, 2015, will be for capital expenditures of between $20 million and $30 million, working capital, debt servicing, game development and other customer acquisition activities. We expect to finance these liquidity requirements through a combination of cash on hand and cash flows from operating activities.

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

As of June 30, 2015, we had $48.8 million in cash and cash equivalents and $40.0 million available under our revolving credit facility. Based on our current business plan, we believe that our existing cash balances, cash generated from operations and availability under the revolving credit facility will be sufficient to meet our anticipated cash needs for at least the next twelve months. As of June 30, 2015, we are in compliance with the the required covenants of our debt instruments, including the maximum net first lien leverage ratio. However, our future cash requirements could be higher than we currently expect as a result of various factors. Our ability to meet our liquidity needs could be adversely affected if we suffer adverse results of operations, or if we violate the covenants and restrictions to which we are subject under our debt instruments. Additionally, our ability to generate sufficient cash from our operating activities is subject to general economic, political, regulatory, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under our existing credit facility in an amount sufficient to enable us to pay our service or repay our indebtedness or to fund our other liquidity needs, and we may be required to seek additional financing through credit facilities with other lenders or institutions or seek additional capital through private placements or public offerings of equity or debt securities.

Indebtedness

Senior Secured Credit Facilities
On December 20, 2013, the Company entered into our senior secured credit facilities, which consisted of $155.0 million in term loans and a $25.0 million revolving credit facility. On May 29, 2015 the Company entered into incremental facilities for $265.0 million in term loans and on June 1, 2015, the Company entered into an incremental agreement for an additional $15.0 million of incremental revolving commitments. The proceeds of the incremental term loans were used primarily to pay the consideration for the Cadillac Jack acquisition (see Note 2).
The term loans will mature on December 20, 2020, and the revolving credit facility will mature on December 20, 2018. The term loans require scheduled quarterly payments in amounts equal to 0.25% of the original aggregate principal amount of the term loans, with the balance due at maturity. Borrowings under the term loans bear interest at a rate equal to, at the Company’s option, either LIBOR or the base rate, subject to an interest rate floor plus an applicable margin rate. Borrowings under the revolving credit facility bear interest at a rate equal to, at the Company’s option, either LIBOR or the base rate plus an applicable margin rate. In addition, on a quarterly basis, the Company is required to pay each lender under the revolving credit facility a commitment fee in respect of any unused commitments thereunder at a rate of 0.50% per annum.
The senior secured credit facilities are guaranteed by AP Gaming Holdings, LLC, the AP Gaming I, LLC’s (the “Borrower”) material, wholly owned domestic subsidiaries (subject to certain exceptions), and are secured by a pledge by AP Gaming Holdings, LLC of the Borrower’s equity interest directly held by AP Gaming Holdings, LLC and a pledge of substantially all of the existing and future property and assets of the Borrower and the subsidiary guarantors, subject to certain exceptions. The senior secured credit facilities require that the Borrower maintain a maximum net first lien leverage ratio set at a maximum of 0.1 to 1 beginning with the first quarter ending June 30, 2014. The senior secured credit facilities contain limitations on additional indebtedness, guarantees, incurrence of liens, investments and distributions, as defined. The senior secured credit facilities also contain customary events of default included in similar financing transactions, including, among others, failure to make payments when due, default under other material indebtedness, breach of covenants, breach of representations and warranties, involuntary or voluntary bankruptcy, and material judgments. The Company was in compliance with the covenants of the senior secured credit facilities at June 30, 2015.

Senior secured PIK notes
On May 29, 2015, the Company entered into a note purchase agreement with AP Gaming Holdings, LLC, as subsidiary guarantor (the “Subsidiary Guarantor”), Deutsche Bank AG, London Branch, as purchaser (the “Purchaser”), and Deutsche Bank Trust Company Americas, as collateral agent.  Pursuant to the agreement, the Company issued $115 million of its 11.25% senior secured PIK notes due 2021 (the “Notes”) at an issue price of 97% of the principal amount thereof to the Purchaser in a private placement exempt from registration under the Securities Act of 1933.  The Notes are secured by the Company’s equity in its subsidiary AP Gaming, Inc., subject to certain limitations including those imposed by gaming laws, and are unconditionally guaranteed by the Subsidiary Guarantor.
Interest on the Notes will accrue at a rate of 11.25% per annum. The Company may elect to pay interest due on the Notes in cash, by increasing the principal of the outstanding Notes or by issuing new Notes (“PIK interest”) for the entire amount of the interest payment or by paying interest partially in cash and partially in PIK interest. Interest on the Notes will accrue from the the date of issuance and will be payable on the dates described in more detail in the agreement.  The Notes will mature on May 28, 2021.  The net proceeds of the Notes were used primarily to finance the acquisition of Cadillac Jack.
The Notes contains limitations on additional indebtedness, guarantees, incurrence of liens, investments and distributions, as defined. The Notes also contains customary events of default included in similar transactions, including, among others, failure to make payments when due, acceleration of other material indebtedness, breach of covenants, breach of representations and warranties, involuntary or voluntary bankruptcy, and material judgments.

Seller notes
On December 20, 2013, the Company issued two promissory notes (the “AGS Seller Notes”) to AGS Holdings, LLC, in the amounts of $2.2 million and $3.3 million, to satisfy the conditions set forth in the Acquisition Agreement. At June 30, 2015, notes payable related to the AGS Seller Notes totaled $6.3 million, which includes capitalized interest. The Seller Notes accrue interest on the unpaid principal balance at 8.5% per annum and shall be payable semi-annually in arrears on June 30 and December 31, commencing on June 30, 2014. Any interest accrued and payable on any interest payment date will be paid by capitalizing such interest and adding it to (and thereby increasing) the outstanding principal amount of this AGS Seller Notes. All principal and interest under the AGS Seller Notes is due and payable on June 18, 2021, the maturity date. The Company may prepay from time to time all or any portion of the outstanding principal balance due under the AGS Seller Notes.
On May 29, 2015, the Company issued a promissory note to Amaya Inc. (the “Amaya Seller Note”) with an initial principal amount of $12.0 million to satisfy the conditions set forth in the Cadillac Jack Stock Purchase Agreement (the “Stock Purchase Agreement”). The Amaya Seller Note accrues interest on the unpaid principal amount at 5.0% per annum and is payable semi-annually on June 30 and December 31 (and on May 29, 2023, the maturity date of the note), commencing on June

30, 2015. All interest accrued and payable on any interest payment date will be paid by capitalizing such interest and adding it to (and thereby increasing) the outstanding principal amount of the Amaya Seller Note. All principal under the note is due and payable on May 29, 2023.  The Amaya Seller Note is required to be prepaid under certain circumstances described in more detail in the note agreement.  The Company may prepay from time to time all or any portion of the outstanding principal balance due under the Amaya Seller Note.  The Amaya Seller Note includes certain covenants and events of default that are customary for instruments of this type.
Equipment Long Term Note Payable and Capital Leases
The Company has entered into a financing agreement to purchase certain gaming devices, systems and related equipment and has entered into leases for servers and equipment that are accounted for as capital leases.
The following table summarizes our historical cash flows (in thousands):

	Six months ended June 30,
	2015	2014
Cash Flow Information:
Net cash (used in) provided by operating activities	$(983)	$9,289
Net cash used in investing activities	(382,156)	(19,294)
Net cash provided by financing activities	421,305	10,682
Effect of exchange rates on cash and cash equivalents	(30)	(11)
Net increase in cash and cash equivalents	$38,136	$666

Operating activities

The Company has historically produced a loss from operations, which is primarily due to the capital nature of the business and the resulting depreciation and amortization expense. For the six months ended June 30, 2015, net cash used in operating activities was $1.0 million compared to net cash provided by operating activities of $9.3 million for the six months ended June 30, 2014, representing a decrease of $10.3 million. The decrease is primarily due to an $11.8 million decrease in income from operating activities excluding non-cash expenses, partially offset by an increase as a result of changes in net working capital.  The increased use of cash for operating activities in the period is primarily related to the transaction related expenses for the Cadillac Jack and Gamingo acquisitions.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2015, was $382.2 million compared to $19.3 million for the six months ended June 30, 2014, representing an increase of $362.9 million. The increase was primarily due to the acquisition of Cadillac Jack and Gamingo for $370.3 million, net of cash acquired. The purchase of property and equipment increased by $3.1 million, the purchase of intangible assets increased $1.8 million, which was partially offset by decreased expenditures for software development of $1.1 million and a $0.2 million increase in collections under our notes receivable.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2015 increased $410.6 million to $421.3 million compared to net cash provided by financing activities of $10.7 million for the same period in 2014. The increase was primarily due to the increase in the incremental facilities of $265.0 million in term loans entered into on May 29, 2015, the issuances of $115.0 million in senior secured PIK notes, cash provided by the issuance of common stock to Apollo Gaming Holdings, L.P., for total cash proceeds of $77.4 million, partially offset by payments on debt of $10.9 million, a net pay down of the revolving credit facility of $10.0 million and $3.8 million paid in deferred financing costs as well as original issue discounts associated with the issuance of new debt.

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

Critical Accounting Policies

A description of our critical accounting policies can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014. Except as noted below, there were no material changes to those policies during the six months ended June 30, 2015.

Recently Issued Accounting Standards

See related disclosure at Item 1—“Notes to Condensed Consolidated Financial Statements”, Note 1 “Description of the Business and Summary of Significant Accounting Policies.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rates. Our primary exposure to market risk is interest rate risk associated with our long-term debt, a portion of which accrues interest at variable rates. The senior secured credit facilities accrue interest at LIBOR or the base rate, at our election, subject to an interest rate floor plus an applicable margin rate.

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

Foreign currency risk. We are exposed to foreign currency exchange rate risk that is inherent to our foreign operations. We currently transact business in Mexico using the local currency. Our settlement of inter-company trade balances requires the exchange of currencies, which results in the recognition of foreign currency fluctuations. We expect that certain operations will continue to be denominated in foreign currencies. As such, we expect our cash flows and earnings to continue to be exposed to the risks that may arise from fluctuations in foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the three months ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

We are party to various claims and legal actions that arise in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material adverse effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 1A. RISK FACTORS.

"Item 1A.-Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2014, includes a discussion of our risk factors. We have included additional risk factors below to be combined with the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2014. The risks below and those described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Risk Factors Relating to the Acquisition

We may be unable to successfully integrate Cadillac Jack in order to realize the anticipated benefits and synergies of the acquisition of Cadillac Jack or do so within the intended timeframe.

We will be required to devote significant management attention and resources to integrating the business practices and operations of Cadillac Jack with AP Gaming. This integration may prove to be more difficult, costly and time-consuming than expected, which could cause us not to realize some or all of the anticipated benefits from the acquisition of Cadillac Jack (the “Acquisition”). Potential difficulties we may encounter as part of the integration process include the following:

•	any delay in the integration of strategies, operations, products and services;

•	diversion of the attention of management of the Company as a result of the Acquisition;

•	differences in business backgrounds, corporate cultures and management philosophies that may delay successful integration;

•	the ability to retain key employees;

•
the challenge of integrating complex systems, technology, networks and other assets of Cadillac Jack into those of the Company in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies of Cadillac Jack;

•	potential unknown liabilities and unforeseen increased expenses or delays associated with the Acquisition, including costs to integrate Cadillac Jack beyond current estimates; and

•	the disruption of, or the loss of momentum in, either the Company’s ongoing operations or inconsistencies in standards, controls, procedures and policies.

Any of these factors could adversely affect our ability to maintain relationships with our customers, suppliers, employees and other constituencies or our ability to achieve the anticipated benefits and synergies of the Acquisition or could reduce our earnings or otherwise adversely affect our business and financial results after the Acquisition.

We may not realize the anticipated benefits of the Acquisition.

The Acquisition involves the integration of two companies that have previously operated independently. The integration of the operations of AP Gaming and its subsidiaries with those of Cadillac Jack is expected to result in financial and operational benefits, including increased revenues, synergies and cost savings. There can be no assurance, however, regarding when or the extent to which we will be able to realize these increased revenues, synergies, cost savings or other benefits. We may also incur greater costs than currently estimated to achieve all of the synergies and other benefits from the Acquisition. Integration may also be difficult, unpredictable and subject to delay because of possible company culture conflicts and different opinions on technical decisions and product roadmaps. We must integrate or, in some cases, replace, numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll, data privacy and security and regulatory compliance, many of which may be dissimilar. Difficulties associated with integration could have a material adverse effect on our business, financial condition and results of operations.

ITEM 6. EXHIBITS.
(a). Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

3.1	Third Amended and Restated Certificate of Incorporation of AP Gaming Holdco, Inc.	—	10/A	—	3.1	2/10/2014

3.2	Bylaws of AP Gaming Holdco, Inc.	—	10	—	3.2	12/16/2013

10.1	Subscription Agreement Between Apollo Gaming Holdings, L.P. and AP Gaming Holdco, Inc.	X	—	—	—	—

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X	—	—	—	—

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X	—	—	—	—

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X	—	—	—	—

101.IN	XBRL Instance Document	X	—	—	—	—

101.SCH	XBRL Taxonomy Extension Schema Document	X	—	—	—	—

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X	—	—	—	—

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X	—	—	—	—

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X	—	—	—	—

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X	—	—	—	—

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AP GAMING HOLDCO, INC.

Date:	August 14, 2015	By:	/s/ KIMO AKIONA
		Name:	Kimo Akiona
		Title:	Treasurer (Principal Financial and Accounting Officer)