Form 10-Q
period 2015-09-30
AP Gaming Holdco, Inc.
filed 2015-11-16
CIK 1593548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarter ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of November 10, 2015, there were 100 shares of the Registrant’s Class A common stock, $.01 par value per share, and 15,039,127 shares of the Registrant’s Class B common stock, $.01 par value per share, outstanding.
*The Company does not have any public stockholders. Accordingly, it does not maintain an investor relations website where Interactive Data Files would be posted.

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AP GAMING HOLDCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$38,955	$10,680
Restricted cash	100	100
Accounts receivable, net of allowance of $111 and $29, respectively	20,130	9,140
Inventories	7,374	3,175
Prepaid expenses	4,345	2,091
Deferred tax asset	4,431	—
Deposits and other	9,632	2,007
Total current assets	84,967	27,193
Property and equipment, net	68,220	40,769
Goodwill	261,406	77,617
Deferred loan costs, net	8,472	5,343
Intangible assets	289,761	101,885
Other assets	42,973	3,345
Total assets	$755,799	$256,152

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$27,336	$23,316
Current maturities of long-term debt	5,479	2,495
Deferred tax liability	—	528
Total current liabilities	32,815	26,339
Long-term debt	532,041	164,194
Deferred tax liability - noncurrent	15,007	1,863
Other long-term liabilities	65,362	—
Total liabilities	645,225	192,396
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock at $0.01 par value; 100,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value; 30,000,100 shares authorized; 100 Class A Shares issued and outstanding at September 30, 2015 and December 31, 2014, and 14,931,529 and 10,000,000 Class B Shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively.	149	100
Additional paid-in capital	177,276	99,900
Accumulated deficit	(66,197)	(36,532)
Accumulated other comprehensive (loss) income	(654)	288
Total stockholders’ equity	110,574	63,756
Total liabilities and stockholders’ equity	$755,799	$256,152
The accompanying notes are an integral part of these condensed consolidated financial statements.

AP GAMING HOLDCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(amounts in thousands, except per share data)
 (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues
Gaming operations	$36,808	$17,494	$80,160	$50,914
Equipment sales	1,297	1,342	3,036	2,508
Total revenues	38,105	18,836	83,196	53,422
Operating expenses
Cost of gaming operations	7,258	3,713	16,065	9,760
Cost of equipment sales	206	716	545	1,346
Selling, general and administrative	13,804	6,194	28,752	14,444
Research and development	5,060	1,179	9,368	3,814
Write downs and other charges	4,249	1,450	15,458	3,394
Depreciation and amortization	20,545	9,016	41,100	25,145
Total operating expenses	51,122	22,268	111,288	57,903
Loss from operations	(13,017)	(3,432)	(28,092)	(4,481)
Other expense (income)
Interest expense	14,886	4,408	27,164	12,756
Interest income	(32)	(14)	(58)	(31)
Other expense	2,485	298	3,484	301
Loss before income taxes	(30,356)	(8,124)	(58,682)	(17,507)
Income tax benefit (expense)	7,077	(550)	29,017	(1,896)
Net loss	(23,279)	(8,674)	(29,665)	(19,403)
Foreign currency translation adjustment	(759)	225	(942)	228
Total comprehensive loss	$(24,038)	$(8,449)	$(30,607)	$(19,175)

Basic and diluted loss per common share
Basic	$(1.56)	$(0.87)	$(2.42)	$(1.94)
Diluted	$(1.56)	$(0.87)	$(2.42)	$(1.94)
Weighted average common shares outstanding
Basic	14,932	10,000	12,240	10,000
Diluted	14,932	10,000	12,240	10,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AP GAMING HOLDCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(29,665)	$(19,403)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	41,100	25,145
Accretion of contract rights under development agreements and placement fees	307	15
Amortization of deferred loan costs and discount	1,619	920
Provision (benefit) for bad debts	65	(276)
Imputed interest income	(18)	(26)
Loss on disposition of assets	836	1,256
Impairment of assets	3,805	1,755
(Benefit) provision for deferred income tax	(29,452)	1,809
Changes in assets and liabilities that relate to operations:
Accounts receivable and notes receivable	3,145	248
Inventories	886	600
Prepaid expenses	(1,177)	(952)
Deposits and other	5,622	1,063
Other assets, non-current	(1,150)	(870)
Accounts payable and accrued liabilities	10,402	1,919
Net cash provided by operating activities	6,325	13,203
Cash flows from investing activities
Business acquisitions, net of cash acquired	(375,547)	(11,000)
Collection of notes receivable	323	59
Change in Canadian tax receivable	—	(141)
Purchase of intangible assets	(5,101)	(7,485)
Software development and other expenditures	(4,495)	(4,305)
Proceeds from disposition of assets	28	409
Purchases of property and equipment	(12,094)	(7,396)
Net cash used in investing activities	(396,886)	(29,859)
Cash flows from financing activities
Borrowings under the revolving facility	11,500	10,000
Repayments under the revolving facility	(21,500)	—
Proceeds from issuance of debt	369,400	—
Payments on debt	(3,359)	(1,423)
Payment of previous acquisition obligation	(10,000)	—
Repurchase of shares issued to management	(1,277)	—
Proceeds from issuance of common stock	77,425	—
Proceeds from employees in advance of common stock issuance	579	1,969
Payment of deferred loan costs	(3,837)	(73)
Net cash provided by financing activities	418,931	10,473
Effect of exchange rates on cash and cash equivalents	(95)	269
Increase (decrease) in cash and cash equivalents	28,275	(5,914)
Cash and cash equivalents, beginning of period	10,680	21,742
Cash and cash equivalents, end of period	$38,955	$15,828

Supplemental cash flow information:
Cash paid during the period for interest	$20,044	$11,381
Cash paid during the period for taxes	$440	$—
Non-cash investing and financing activities:
Financed purchase of property, plant and equipment	$2,663	$2,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
AP Gaming Holdco, Inc. (the “Company,” “AP Gaming,” “we,” “us,” or “our”) is a leading designer and supplier of gaming products and services for the gaming industry. The Company is a leader in the Class II Native American and Mexican gaming jurisdictions and has expanded its product lines to include Class III Native American, commercial and charity jurisdictions. We supply electronic gaming machines (“slot machines”), server-based systems and back-office systems that are used by casinos and various gaming locations. Over the past 18 months, the Company has significantly broadened and diversified its product portfolio through both organic development and strategic acquisitions. We launched a new table products division in mid-2014 to provide live felt table games to casino operators. Through the acquisition of Cadillac Jack (defined in Note 2) on May 29, 2015, we greatly expanded our games library and slot machine offerings. The Company also acquired online developer Gamingo Limited in June 2015, expanding its offerings to include interactive products such as social casino games, available to play on desktop and mobile devices.

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

Revenue Recognition

Gaming Operations

Gaming operations revenue is earned by providing customers with gaming machines, gaming machine content licenses, back-office equipment and linked progressive systems, which are collectively referred to as gaming equipment, under participation arrangements. The participation arrangements convey the right to use the equipment (i.e. gaming machines and related integral software) for a stated period of time and are accounted for as operating leases. Under these arrangements, the Company retains ownership of the gaming equipment installed at customer facilities and receives either revenue based on a percentage of the win per day generated by the gaming equipment or a daily fee. The majority of the Company’s leases require the Company to provide maintenance throughout the entire term of the lease. In some cases, a performance guarantee exists that, if not met, requires the Company to replace or remove the gaming machines from the customer’s floor. Whether contractually required or not, the Company develops and provides new gaming titles throughout the life of the lease. Certain arrangements require a portion of the facility’s win per day to be set aside to be used to fund facility-specific marketing,

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

advertising, promotions and service. These amounts are offset against gaming revenue. Gaming operations revenue is also earned from the licensing of table game content and is earned and recognized on a fixed monthly rate. Our social gaming products earn revenue from the sale of virtual coins or chips, which is recorded when the purchased coins or chips are used by the customer.

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

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

Deferred Loan Costs

Deferred loan costs consist of various debt issuance costs and are being amortized using the effective-interest method over the life of the related loans. The Company recognized amortization expense related to loan costs of $0.3 million and $0.2 million for the three months ended September 30, 2015 and 2014, respectively, and $0.7 million and $0.6 million for the nine months ended September 30, 2015 and 2014, respectively. Amortization of deferred loan costs was included in interest expense in the accompanying condensed consolidated statements of operations and comprehensive loss.

Acquisition Accounting

The Company applies the provisions of ASC 805, “Business Combinations” (ASC 805), in accounting for business acquisitions. It requires us to recognize separately from goodwill the fair value of assets acquired and liabilities assumed on the acquisition date. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Significant estimates and assumptions are required to value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable. These estimates are inherently uncertain and subject to refinement and typically include the calculation of an appropriate discount rate and projection of the cash flows associated with each acquired asset. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

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

The carrying values of the Company’s cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short term maturities of these instruments. The fair value of our long-term debt is based on the quoted market prices for similar issues (Level 2 inputs). The estimated fair value of our long-term debt as of September 30, 2015 was $538.4 million.

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

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated into U.S. dollars at the period end rate of exchange for asset and liability accounts and the weighted average rate of exchange for income statement accounts. The effects of these translations are recorded as a component of other accumulated comprehensive (loss) income in stockholders’ equity.

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

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In January 2015, the FASB issued ASU No. 2015-01, Income Statement-Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates from GAAP the concept of extraordinary items. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that were previously classified as extraordinary. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted using either a prospective or retrospective method. We do not expect ASU 2015-01 to have a material effect on our financial condition, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 intends to simplify the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.  In August 2015, the FASB issued ASU 2015-15 which clarifies that the guidance issued in April 2015 does not apply to line-of-credit arrangements. According to ASU 2015-15, line-of-credit arrangements will continue to present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the arrangement. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We do not expect ASU 2015-03 to have a material effect on our financial condition, results of operations or cash flows.

In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory. ASU 2015-11 changes the criteria for measuring inventory within the scope of the ASU. Inventory will now be measured at the lower of cost and net realizable value, while the concept of market value will be eliminated. The ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the provisions of ASU 2015-11 to have a material effect on our financial condition, results of operations or cash flows.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement to retrospectively apply adjustments made to provisional amounts recognized in a business combination. It requires that an acquirer recognize and disclose adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, which should be calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this ASU 2015-16 should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier application permitted for financial statements that have not been issued. We do not expect this guidance to have a material effect on our financial position, results of operations or cash flows.

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

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following summarizes the consideration paid for Cadillac Jack (in thousands):

Contractual cash purchase price adjusted for working capital	$369,760
Seller note	12,000
Contingent receivable	(1,300)
Total consideration	$380,460

We have recorded Cadillac Jack’s assets acquired and liabilities assumed based on our preliminary estimates of their fair values at the acquisition date. The determination of the fair values of the assets acquired and liabilities assumed (and the related determination of estimated lives of depreciable and amortizable tangible and identifiable intangible assets) requires significant judgment and estimates. The estimates and assumptions used include the projected timing and amount of future cash flows and discount rates that reflect risk inherent in the future cash flows. The estimated fair values of Cadillac Jack’s assets acquired and liabilities assumed and resulting goodwill are subject to adjustment as we finalize our fair value analysis. The significant items for which a final fair value has not been determined as of the filing of this report on Form 10-Q include accrued liabilities, deferred income taxes and other long-term liabilities. During the quarter ended September 30, 2015, we determined the final net working capital adjustment with the seller and recorded a $1.2 million adjustment to goodwill for the amount that we received from the seller. We expect to complete our fair value determinations no later than the second quarter of 2016. We do not currently expect our fair value determinations to change; however, there may be differences compared to those amounts reflected in our condensed consolidated financial statements at September 30, 2015, as we finalize our fair value analysis and such changes could be material.

The preliminary allocation of the purchase price to the estimated fair values of the assets acquired and the liabilities assumed was as follows (in thousands):

At May 29, 2015
Currents assets(1)	$38,162
Property and equipment	29,634
Goodwill	178,419
Intangible assets	199,752
Other long-term assets	38,690
Total assets	484,657
Current liabilities	8,636
Deferred tax liability non-current	41,001
Other long-term liabilities	54,560
Total equity purchase price	$380,460
(1) Current assets includes $4.2 million of cash acquired.

Based on our preliminary estimates, the total consideration exceeded the aggregate estimated fair value of the acquired assets and assumed liabilities at the acquisition date and has been recorded as goodwill. We attribute this goodwill to our enhanced financial scale and geographic diversification, opportunities for synergies, assembled workforce and other strategic benefits. None of the goodwill associated with the acquisition is deductible for income tax purposes and, as such, no deferred taxes have been recorded related to goodwill. As a result of the acquisitions completed in the current year, the Company is reassessing and restructuring the format of the financial information that will be used to evaluate business performance and allocate resources. As of September 30, 2015, the Company had not yet completed this assessment and therefore has not allocated goodwill to reporting units.

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

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our estimates of the fair values of depreciable tangible assets are as follows (in thousands):

	Fair values at May 29, 2015	Average remaining useful life (in years)
Gaming equipment	$23,065	1 - 5
Other property and equipment	6,569	2 - 3
Total property and equipment	$29,634

Our estimates of the fair values of identifiable intangible assets are as follows (in thousands):

	Fair values at May 29, 2015	Average remaining useful life (in years)
Trade names	$3,000	5
Brand names	10,600	3 - 5
Customer relationships	107,000	5 - 12
Gaming software and technology platforms	79,152	2 - 7
Total intangible assets	$199,752

The fair value of gaming equipment and other personal property assets as well as the fair value of gaming content software was primarily determined using cost approaches in which we determined an estimated reproduction or replacement cost, as applicable.

The estimated fair values of acquired trade names, brand names and gaming technology platforms was determined using the royalty savings method, which is a risk-adjusted discounted cash flow approach. The gaming technology platforms include $30 million of in-process research and development. The royalty savings method values an intangible asset by estimating the royalties saved through ownership of the asset. The royalty savings method requires identifying the future revenue that would be impacted by the trade name or intellectual property (or royalty-free rights to the assets), multiplying it by a royalty rate deemed to be avoided through ownership of the asset and discounting the projected royalty savings amounts back to the acquisition date.  The royalty rate used in such valuation was based on a consideration of market rates for similar categories of assets.

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

The revenue and net loss of Cadillac Jack from the acquisition date through September 30, 2015, are presented below and included in our condensed consolidated statements of operations and comprehensive loss. These amounts are not necessarily indicative of the results of operations that Cadillac Jack would have realized if it had continued to operate as a stand-alone company during the period presented, primarily due to the elimination of certain headcount and administrative costs since the acquisition date resulting from integration activities or due to costs that are now reflected in our unallocated corporate costs and not allocated to Cadillac Jack.

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

From May 29, 2015 through September 30, 2015
Revenue	$26,033
Net loss	$8,309

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

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue	$38,105	$38,872	$116,014	$123,660
Net loss	$19,769	$16,088	$47,375	$44,278

Gamingo Limited

On June 15, 2015, the Company purchased 100% of the equity of Gamingo Limited (formerly known as “RocketPlay”, currently known as “AGSi”), a leading gaming company developing social casino titles for mobile devices. With primary offices in San Francisco and Tel Aviv, AGSi’s flagship product, Lucky Play Casino, gives players a casino-quality experience with slots, table games, tournaments, and live events. The total consideration of $8.8 million includes an estimated $5.0 million of contingent consideration that is payable based on the operating results of AGSi during a twelve-month measurement period that will end no later than December 2016. The amount of the contingent consideration recorded was estimated at the purchase date and is subject to change based on changes in the estimated operating results of AGSi and has been recorded in other long-term liabilities in the condensed consolidated balance sheet.

We have recorded AGSi’s assets acquired and liabilities assumed based on our preliminary estimates of their fair values at the acquisition date. The estimated fair values of assets acquired and liabilities assumed and resulting goodwill are subject to adjustment as we finalize our fair value analysis. The allocation of the consideration given was allocated to the estimated fair values of the assets acquired and the liabilities assumed, which primarily included $4.9 million of goodwill and $4.2 million of identifiable intangible assets to be amortized over a weighted average period of 3 years.

Intellectual Property Acquisitions

During the quarter ended September 30, 2015, the Company acquired certain intangible assets related to the purchase of table games and table game related intellectual property.  Some of the acquisitions were accounted for as an acquisition of a business and the assets acquired and liabilities assumed were measured based on our preliminary estimates of their fair values at the acquisition dates. The estimated fair values of assets acquired and liabilities assumed and resulting goodwill are subject to adjustment as we finalize our fair value analysis. The total consideration of $10.0 million includes an estimated $1.5 million of contingent consideration that is payable periodically based on a percentage of product revenue earned on the related table games.  The amount of the contingent consideration recorded was estimated at the purchase date and is subject to change based on changes in the estimated product revenue and has been recorded in other long-term liabilities in the condensed consolidated balance sheet.  The consideration was allocated primarily to goodwill for $2.6 million and intangible assets for $6.5 million, which will be amortized over a weighted average period of 8.5 years.

Prior Years’ Acquisitions

On May 6, 2014, the Company purchased 100% of the equity of C2 Gaming, LLC (“C2 Gaming”) for $23.3 million in cash, subject to terms outlined in the equity purchase agreement (the “C2 Acquisition Agreement”). C2 Gaming is an innovative manufacturer and developer of slot machines based in Las Vegas, Nevada. The purchase is expected to provide for

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

the distribution of C2 Gaming’s platform and content to an increased number of markets in the United States. The acquisition was funded by an initial cash payment and an agreement to pay the sellers $9.0 million on the one-year anniversary of the closing of the acquisition, which was paid during the quarter ended June 30, 2015. The acquisition also included an amount of contingent consideration of $3.0 million that was payable upon the satisfaction of certain milestones, including the submission and approval of video slot platforms to various jurisdictions as outlined in the C2 Acquisition Agreement. During the year ended December 31, 2014, the Company paid $0.5 million of the contingent consideration. In May 2015, the C2 Acquisition Agreement was amended to reduce the remaining contingent consideration liability of $2.5 million to $2.1 million and to acknowledge that the milestones of the C2 Acquisition Agreement were satisfied. In July 2015, the Company paid $1.0 million of the contingent consideration, reducing the balance to $1.1 million, which is expected to be paid in January 2016.

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

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Gaming equipment	$82,890	$53,295
Other property and equipment(1)	15,999	3,902
Less: Accumulated depreciation	(30,669)	(16,428)
Total property and equipment, net	$68,220	$40,769
(1) $2.8 million included in other property and equipment as of December 31, 2014 has been reclassified to gaming equipment to be consistent with the current year presentation.

Gaming equipment and other property and equipment are depreciated over the respective useful lives of the assets ranging from three to six years. Depreciation expense was $7.4 million and $4.7 million for the three months ended September 30, 2015 and 2014, respectively. Depreciation expense was $16.2 million and $12.9 million for the nine months ended September 30, 2015 and 2014, respectively.

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 4. GOODWILL AND INTANGIBLES
There were no accumulated impairments of goodwill as of September 30, 2015. Changes in the carrying amount of goodwill are as follows (in thousands):

Gross Carrying Amount
Balance at December 31, 2014	$77,617
Acquisition - Cadillac Jack	178,419
Acquisition - AGSi	4,894
Acquisition - Intellectual Property	2,600
Foreign currency adjustments	(1,688)
Other	(436)
Balance at September 30, 2015	$261,406

Intangible assets consist of the following (in thousands):

		September 30, 2015			December 31, 2014
	Useful Life (years)	Gross Value	Accumulated Amortization	Net Carrying Value	Gross Value	Accumulated Amortization	Net Carrying Value
Indefinite lived trade names	Indefinite	$12,126	$—	$12,126	$12,126	$—	$12,126
Trade and brand names	7	14,409	(1,189)	13,220	809	(119)	690
Customer relationships	7	170,293	(20,667)	149,626	65,159	(9,313)	55,846
Contract rights under development and placement fees	1 - 7	2,717	(367)	2,350	678	(58)	620
Gaming software and technology platforms	1 - 5	117,456	(18,372)	99,084	32,564	(7,108)	25,456
Intellectual property	10 - 20	13,950	(595)	13,355	7,279	(132)	7,147
		$330,951	$(41,190)	$289,761	$118,615	$(16,730)	$101,885

Intangible assets are amortized over their respective estimated useful lives ranging from one to twenty years. Amortization expense related to intangible assets was $13.2 million and $4.3 million for the three months ended September 30, 2015 and 2014, respectively, and $24.9 million and $12.2 million for the nine months ended September 30, 2015 and 2014, respectively.

The Company enters into development agreements and placement fee agreements with certain customers to secure floor space under lease agreements for its gaming machines. Amounts paid in connection with the development agreements are repaid to the Company in accordance with the terms of the agreement, whereas placements fees are not reimbursed. For development agreements in the form of a loan, interest income is recognized on the repayment of the notes based on the stated rate or, if not stated explicitly in the development agreement, on an imputed interest rate. If the stated interest rate is deemed to be other than a market rate or zero, a discount is recorded on the note receivable as a result of the difference between the stated and market rate and a corresponding intangible asset is recorded. The intangible asset is recognized in the financial statements as a contract right under development agreement and amortized as a reduction in revenue over the term of the agreement. Placement fees can be in the form of cash paid upfront or free lease periods and are accreted over the life of the contract and the expense is recorded as a reduction of revenue. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $0.2 million and $0.3 million for the three and nine months ended September 30, 2015, respectively. The amounts amortized in 2014 were nominal.

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Trade accounts payable	$5,621	$1,517
Salary and payroll tax accrual	9,881	3,002
Taxes payable	1,978	566
Accrued interest	4,988	499
C2 Gaming one-year payout (see Note 2)	—	9,000
C2 Gaming contingent consideration (see Note 2)	1,126	2,500
Proceeds from employees in advance of common stock issuance	—	1,969
Accrued other	3,742	4,263
Total accounts payable and accrued liabilities	$27,336	$23,316

NOTE 6. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	September 30, 2015	December 31, 2014
Senior secured credit facilities:
Term loans, interest at LIBOR or base rate plus 8.25% (9.25% at September 30, 2015), net of unamortized discount of $11.3 million and $5.0 million at September 30, 2015 and December 31, 2014, respectively.	$404,634	$148,447
$40 million revolving credit facility, interest at LIBOR or base rate plus 8.25% (8.4% at September 30, 2015)	—	10,000
Senior secured PIK notes, net of unamortized discount of $3.4 million at September 30, 2015	111,620	—
Seller notes	18,322	6,012
Equipment long-term note payable and capital leases	2,944	2,230
Total debt	537,520	166,689
Less: Current portion	(5,479)	(2,495)
Long-term debt	$532,041	$164,194

Senior Secured Credit Facilities
On December 20, 2013, the Company entered into our senior secured credit facilities, which consisted of $155.0 million in term loans and a $25.0 million revolving credit facility. On May 29, 2015, the Company entered into incremental facilities for $265.0 million in term loans and on June 1, 2015, the Company entered into an incremental agreement for an additional $15.0 million of incremental revolving commitments. The proceeds of the incremental term loans were used primarily to pay the consideration for the Cadillac Jack acquisition.
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
The senior secured credit facilities are guaranteed by AP Gaming Holdings, LLC, the AP Gaming I, LLC’s (the “Borrower”) material, wholly owned domestic subsidiaries (subject to certain exceptions), and are secured by a pledge by AP Gaming Holdings, LLC of the Borrower’s equity interest directly held by AP Gaming Holdings, LLC and a pledge of substantially all of the existing and future property and assets of the Borrower and the subsidiary guarantors, subject to certain

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

exceptions. The senior secured credit facilities require that the Borrower maintain a maximum net first lien leverage ratio set at a maximum of 5.5 to 1 beginning with the first quarter ending June 30, 2014. The senior secured credit facilities contain limitations on additional indebtedness, guarantees, incurrence of liens, investments and distributions, as defined. The senior secured credit facilities also contain customary events of default included in similar financing transactions, including, among others, failure to make payments when due, default under other material indebtedness, breach of covenants, breach of representations and warranties, involuntary or voluntary bankruptcy, and material judgments. The Company was in compliance with the covenants of the senior secured credit facilities at September 30, 2015.

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

Seller notes
On December 20, 2013, the Company issued two promissory notes (the “AGS Seller Notes”) to AGS Holdings, LLC, in the amounts of $2.2 million and $3.3 million, to satisfy the conditions set forth in the Acquisition Agreement. At September 30, 2015, notes payable related to the AGS Seller Notes totaled $6.3 million, which includes capitalized interest. The Seller Notes accrue interest on the unpaid principal balance at 8.5% per annum and shall be payable semi-annually in arrears on June 30 and December 31, commencing on June 30, 2014. Any interest accrued and payable on any interest payment date will be paid by capitalizing such interest and adding it to (and thereby increasing) the outstanding principal amount of this AGS Seller Notes. All principal and interest under the AGS Seller Notes is due and payable on June 18, 2021, the maturity date. The Company may prepay from time to time all or any portion of the outstanding principal balance due under the AGS Seller Notes.
On May 29, 2015, the Company issued a promissory note to Amaya Inc. (the “Amaya Seller Note”) with an initial principal amount of $12.0 million to satisfy the conditions set forth in the Cadillac Jack Stock Purchase Agreement (the “Stock Purchase Agreement”). The Amaya Seller Note accrues interest on the unpaid principal amount at 5.0% per annum and is payable semi-annually on June 30 and December 31 (and on May 29, 2023, the maturity date of the note), commencing on June 30, 2015. All interest accrued and payable on any interest payment date will be paid by capitalizing such interest and adding it to (and thereby increasing) the outstanding principal amount of the Amaya Seller Note. All principal under the note is due and payable on May 29, 2023.  The Amaya Seller Note is required to be prepaid under certain circumstances described in more detail in the note agreement. As of September 30, 2015, there was no requirement to prepay the Amaya Seller Note. The Company may prepay from time to time all or any portion of the outstanding principal balance due under the Amaya Seller Note.  The Amaya Seller Note includes certain covenants and events of default that are customary for instruments of this type.
Equipment Long Term Note Payable and Capital Leases
The Company has entered into a financing agreement to purchase certain gaming devices, systems and related equipment and has entered into leases for servers and equipment that are accounted for as capital leases.

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

On May 29, 2015, we issued an additional 4,931,529 Class B Shares to our controlling stockholder for total proceeds of $77.4 million. The funds received from this issuance of Class B Shares were used, in addition to proceeds from the issuance of long-term debt, to fund the acquisition of Cadillac Jack.

As of September 30, 2015, 107,498 Class B Shares issued to “Management Holders,” as defined in the Securityholders Agreement dated April 28, 2014 (the “Securityholders Agreement”) were outstanding. The Class B Shares issued to Management Holders are not considered issued for accounting purposes as they contain a substantive performance condition that must be met for the Management Holder to benefit from the ownership of the shares. As a result, shares issued to Management Holders are not considered issued for accounting purposes until such time that the performance condition is met.

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

NOTE 8. WRITE DOWNS AND OTHER CHARGES

The condensed consolidated statements of operations and comprehensive loss include various non-routine transactions or consulting and transaction-related fees that have been classified as write downs and other charges. During the three months ended September 30, 2015, the Company recognized $4.2 million in write-downs and other charges driven by acquisition related charges of $3.2 million. The Company also recognized write offs related to prepaid royalties of $0.7 million and losses from the disposal of assets of $0.3 million.

During the nine months ended September 30, 2015, the Company recognized $15.5 million in write-downs and other charges primarily related to acquisition charges of $10.9 million. The Company also recognized an impairment to intangible assets of $2.3 million related to game titles and write offs related to prepaid royalties of $1.3 million, losses from the disposal of assets of $1.2 million and the impairment of long-lived assets of $0.2 million, partially offset by a benefit from the partial write down of the C2 acquisition contingent consideration of $0.4 million that is described in Note 2.

NOTE 9. BASIC AND DILUTED INCOME (LOSS) PER SHARE

The Company computes net income (loss) per share in accordance with accounting guidance that requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the condensed consolidated statement of operations and comprehensive income (loss). Basic EPS is computed by dividing net income (loss) for the period by the weighted average number of shares outstanding during the period. Basic EPS excludes Class B Shares issued to Management Holders until the

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

performance condition or termination event is considered probable (see Note 7). Until such time, the Class B Shares issued to Management Holders will be included in the calculation of diluted EPS using the treasury stock method and are treated as stock options. Diluted EPS is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period, increased by potentially dilutive common shares that were outstanding during the period. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. Potentially dilutive common shares include stock options and restricted stock (see Note 11).

There were no potentially dilutive securities for the three and nine months ended September 30, 2015.

Excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2015, are 50,000 restricted shares and 0.3 million stock options, as such securities were anti-dilutive.
NOTE 10. BENEFIT PLANS
The Company has established a 401(k) defined contribution plan (the “401(k) Plan”) for its employees. The 401(k) Plan allows employees to contribute up to 15% of their pretax earnings, and the Company may match a percentage of the contributions on a discretionary basis. The expense associated with the 401(k) Plan for the three months ended September 30, 2015 and 2014, was $0.2 million and $0.1 million, respectively, and for the nine months ended September 30, 2015 and 2014, was $0.4 million and $0.2 million, respectively.
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

NOTE 11. SHARE-BASED COMPENSATION

Stock Options

The Company has granted stock awards to eligible participants under the LTIP. The stock awards include options to purchase the Company’s Class B Shares. These stock options include a combination of service and market conditions, as further described below. In addition, these stock options include a performance vesting condition, a Qualified Public Offering (see Note 7), which is not considered to be probable as of September 30, 2015. As a result, no share-based compensation expense for stock options has been recognized and none will be recognized for these stock awards until the performance condition is considered to be probable. When the performance condition is considered probable, the stock awards will vest in accordance with the underlying service and market conditions.

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

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Option valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	56%	55%
Risk-free interest rate	1.80%	1.69%
Expected term (in years)	6.3	6.4

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of the changes in stock options outstanding during the nine months ended September 30, 2015, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2014	576,250	$10.00
Granted	347,875	$15.41
Canceled	(158,750)	$10.00
Options outstanding as of September 30, 2015	765,375	$12.46	4.0	$2,481,113

Restricted Stock

No restricted stock was granted, canceled or forfeited during the nine months ended September 30, 2015.

NOTE 12. RESTRUCTURING

We recorded employee termination and restructuring costs of $0.3 million and $1.2 million during the three and nine months ended September 30, 2015, respectively.  Employee termination and restructuring costs are classified in selling, general and administrative as well as research and development expense and have been recorded for the following restructuring plans.

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

The following table summarizes the change in our restructuring accruals for the nine months ended September 30, 2015 (in thousands), which is included in accounts payable and accrued liabilities in the condensed consolidated balance sheets:

	December 31, 2014	Charge to expense	Cash paid	September 30, 2015
Accrued severance	$127	$772	$741	$158
Accrued retention bonuses	216	437	653	—
Property costs	—	25	$25	—
Total	$343	$1,234	$1,419	$158

NOTE 13. INCOME TAXES

The Company's effective income tax rate for the three months ended September 30, 2015, was a benefit of 23.3%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended September 30, 2015, was primarily due to changes in our valuation allowance on deferred tax assets, net. The Company's effective income tax rate for the three months ended September 30, 2014 was an expense of 6.8%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended September 30, 2014, was primarily due to valuation allowance considerations and amortization of indefinite life intangibles.

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The Company's effective income tax rate for the nine months ended September 30, 2015, was a benefit of 49.5%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the nine months ended September 30, 2015, was primarily due to the income tax benefit recorded from the reversal of our valuation allowance on deferred tax assets as a result of the net deferred tax liabilities assumed in the Cadillac Jack acquisition. The Company's effective income tax rate for the nine months ended September 30, 2014, was an expense 10.8%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the nine months ended September 30, 2014, was primarily due to valuation allowance considerations and amortization of indefinite life intangibles.

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
On October 5, 2012, the Company entered into a licensing agreement with Freemantle Media North America, Inc. (“Freemantle”) to develop casino games based on the “Family Feud” brand. The licensing agreement, which guarantees Freemantle $0.7 million in royalties, commenced on October 5, 2012 and expires on December 31, 2017, subject to a three year renewal at the option of the Company. As of September 30, 2015, we had $0.2 million of guaranteed minimum royalties remaining.

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

Overview

We are a leading designer and supplier of gaming products and services for the gaming industry. The Company is a leader in the Class II Native American and Mexican gaming jurisdictions and has expanded its product lines to include Class III Native American, commercial and charity jurisdictions. We supply electronic gaming machines (“slot machines”), server-based systems and back-office systems that are used by casinos and various gaming locations. Over the past 18 months, the Company has significantly broadened and diversified its product portfolio through both organic development and strategic acquisitions. We launched a new table products division in mid-2014 to provide live felt table games to casino operators. Through the acquisition of Cadillac Jack (defined in Note 2) on May 29, 2015, we greatly expanded our games library and slot machine offerings. The Company also acquired online developer Gamingo Limited in June 2015, expanding its offerings to include interactive products such as social casino games, available to play on desktop and mobile devices.

As of September 30, 2015, we had approximately 19,100 slot machine units installed under revenue sharing or fee per day agreements, approximately 10,400 of which are attributable to the inclusion of Cadillac Jack. The majority of our systems are used by Native American gaming operators in both Class II and Class III jurisdictions as well as commercial casinos in Mexico. We currently derive a substantial portion of our gaming revenues from lease agreements whereby we place slot machines and systems at a customer’s facility in return for either a share of the revenues that these machines and systems generate or a daily fee, which we collectively refer to as “participation agreements” and as our “participation model.”

Impact of Acquisitions

On May 29, 2015, we acquired 100% of the equity of Amaya Americas Corporation (“Cadillac Jack”), a leading provider of Class II gaming machines for the North American tribal gaming market, with key regions of operation including Alabama, Mexico, and Wisconsin. Our consolidated results of operations include the impact of this acquisition and the related transaction costs, as well as the results of operations of Cadillac Jack, from the date of acquisition through September 30, 2015.

On June 15, 2015, the Company purchased 100% of Gamingo Limited (“AGSi”), a leading gaming company developing social casino titles for mobile devices. With primary offices in San Francisco and Tel Aviv, AGSi’s flagship product, Lucky Play Casino, gives players a casino-quality experience with slots, table games, tournaments, and live events. The results of operations from AGSi have been included in our consolidated results from the date of acquisition through September 30, 2015.
Business Strategy
We have invested and expect to continue to invest in new business strategies, products, services and technologies. We intend to pursue the following strategies as part of our overall business strategy:

1.
Continue to expand our library of proprietary content. We will continue our focused efforts to develop games, both internally and through partnerships with third parties, tailored to our current and target markets. As of September 30, 2015, in combination with Cadillac Jack, our Company had over 250 titles in our content library and we expect our current pool of development talent to create more than 40 titles each year.

2.
Improve yield on our existing customer installed base by managing title mix across our domestic installed base of participation slot machines. We believe that more effective management of the title mix represents an opportunity to generate incremental earnings growth without requiring growth in our installed base of participation gaming machines. In addition, we expect improved game performance will likely drive incremental slot machine placements within our customers’ facilities.

3.
Expansion through strategic acquisitions. We are actively seeking acquisition opportunities that will: 1) have a positive effect on long-term earnings growth, 2) have strong recurring revenue, 3) provide for expansion into new gaming jurisdictions, 4) bolster our library of proprietary content, and 5) diversify our existing product mix. Our acquisitions of Cadillac Jack and Rocketplay are a result of this strategy.

4.
Develop unique niche products for expansion into traditional gaming markets. With approximately 1,220 casino facilities in 41 U.S. states as of September 30, 2015, and the slot machine replacement cycle at a cyclical low, we believe the market potential for exciting new games is favorable. We will target the introduction of a small number of niche participation gaming machines to a large number of casinos.

5.
Continue expansion into Class III markets and increase penetration in Class II markets. With the inclusion of Cadillac Jack units, we have a foothold of approximately 4,200 Class III placements in total, which represents approximately 1% of the total U.S. Class III market. Therefore, we believe significant growth potential exists for our Company to further penetrate this market. Utilizing new, recently-issued gaming licenses, we expect to begin placing and selling Class III products in five new jurisdictions (Nevada, Mississippi, Louisiana, New Jersey and Connecticut) in 2016. We also anticipate growing our presence in Class III markets where we currently operate, such as Oklahoma, Florida and California, by placing additional content from our expanding library of games in these states. In addition, we believe that our existing core Class II product offering is among the strongest in the industry today. We expect to continue gaining market share in existing Class II jurisdictions and are focused on penetrating newly licensed jurisdictions.

6.
Focus on the next generation of casino players by expanding into new product verticals which includes table games and online social casino games. In the third quarter of 2014, we began developing table games products through the acquisitions of War Blackjack and other related intellectual property. As of September 30, 2015, the Company had approximately 475 table game units under monthly fixed fee arrangements. We plan to continue expanding our table games offerings through acquisitions and internal development. In the second quarter of 2015, we acquired Rocketplay and entered online social gaming, where we have begun integrating our proven land-based casino content into online and mobile formats for social gaming.

Results of Operations
Three Months Ended September 30, 2015 compared to the Three Months Ended September 30, 2014

The following tables set forth certain selected condensed consolidated financial data for the three months ended September 30, 2015 and 2014 (in thousands):

	Three months ended September 30,		$	%
	2015	2014	Change	Change
Consolidated Statements of Operations:
Gaming operations	$36,808	$17,494	$19,314	110.4%
Equipment sales	1,297	1,342	(45)	(3.4)%
Total revenues	38,105	18,836	19,269	102.3%
Operating expenses
Cost of gaming operations	7,258	3,713	3,545	95.5%
Cost of equipment sales	206	716	(510)	(71.2)%
Selling, general and administrative	13,804	6,194	7,610	122.9%
Research and development	5,060	1,179	3,881	329.2%
Write downs and other charges	4,249	1,450	2,799	193.0%
Depreciation and amortization	20,545	9,016	11,529	127.9%
Total operating expenses	51,122	22,268	28,854	129.6%
Loss from operations	(13,017)	(3,432)	(9,585)	279.3%
Interest expense	14,886	4,408	10,478	237.7%
Interest income	(32)	(14)	(18)	128.6%
Other expense (income)	2,485	298	2,187	733.9%
Loss before income taxes	(30,356)	(8,124)	(22,232)	273.7%
Income tax benefit (expense)	7,077	(550)	7,627	(1,386.7)%
Net loss	$(23,279)	$(8,674)	$(14,605)	168.4%
Total Revenues

The inclusion of revenue from Cadillac Jack and AGSi increased total revenues by $18.7 million and $0.8 million, respectively, for the three months ended September 30, 2015, compared to the prior year period.

Operating Expenses

Cost of gaming operations. The inclusion of Cadillac Jack and AGSi increased the cost of gaming operations by $3.5 million and $0.2 million, respectively, for the three months ended September 30, 2015, compared to the prior year period.

Selling, general and administrative. The inclusion of Cadillac Jack and AGSi increased selling, general and administrative expenses by $3.9 million and $1.3 million, respectively, for the three months ended September 30, 2015, compared to the prior year period. The remaining increase is attributable to professional fees of $1.3 million, increases in payroll and related expenses of $0.2 million driven by increased headcount for corporate operations and our new table games division. Trade shows, marketing expenses and related travel costs increased $0.4 million driven by our increased presence at G2E and our new table games division. The increase is also attributable to rent of $0.1 million related to our new corporate headquarters in Las Vegas and new facilities in Oklahoma City.

Research and development. The increase in research and development costs were primarily due to the inclusion of Cadillac Jack and AGSi, which accounted for $4.0 million and $0.2 million, respectively, of the increase for the three months ended September 30, 2015, compared to the prior year period. The increase was partially offset by decreases in payroll and related expenses.

Write downs and other charges. During the three months ended September 30, 2015, the Company recognized $4.2 million in write-downs and other charges driven by acquisition related charges of $3.2 million. The Company also recognized write offs related to prepaid royalties of $0.7 million and losses from the disposal of assets of $0.3 million.

During the three months ended September 30, 2014, the Company recognized $1.5 million in write-downs and other charges driven by the impairment of intangible assets of $1.3 million related to game titles no longer in use, loss on the disposal of assets of $0.1 million and write offs related to prepaid royalties of $0.1 million.

Depreciation and amortization. The increase in depreciation and amortization was primarily due to the inclusion of Cadillac Jack and AGSi, which accounted for $11.5 million and $0.5 million, respectively, for the three months ended September 30, 2015, compared to the prior year period.

Other Expense (Income), net

Interest expense. The increase is primarily attributed to the increase in the principal amounts outstanding under the senior secured credit facilities and senior secured PIK notes for the three months ended September 30, 2015, compared to the prior year period. The proceeds of the incremental term loans and PIK notes were used primarily to pay the consideration for the Cadillac Jack acquisition.

Other expense. The increase in other expense was primarily due to the inclusion of Cadillac Jack and AGSi, which accounted for $2.0 million and $0.1 million, respectively, for the three months ended September 30, 2015, compared to the prior year period.

Income Taxes

The Company's effective income tax rate for the three months ended September 30, 2015, was a benefit of 23.3%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended September 30, 2015, was primarily due changes in our valuation allowance on deferred tax assets. The Company's effective income tax rate for the three months ended September 30, 2014 was an expense of 6.8%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended September 30, 2014 was primarily due to valuation allowance considerations and amortization of indefinite life intangibles.

Nine Months Ended September 30, 2015 compared to the Nine Months Ended September 30, 2014

The following tables set forth certain selected condensed consolidated financial data for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine months ended September 30,		$	%
	2015	2014	Change	Change
Consolidated Statements of Operations:
Gaming operations	$80,160	$50,914	$29,246	57.4%
Equipment sales	3,036	2,508	528	21.1%
Total revenues	83,196	53,422	29,774	55.7%
Operating expenses
Cost of gaming operations	16,065	9,760	6,305	64.6%
Cost of equipment sales	545	1,346	(801)	(59.5)%
Selling, general and administrative	28,752	14,444	14,308	99.1%
Research and development	9,368	3,814	5,554	145.6%
Write downs and other charges	15,458	3,394	12,064	355.5%
Depreciation and amortization	41,100	25,145	15,955	63.5%
Total operating expenses	111,288	57,903	53,385	92.2%
Loss from operations	(28,092)	(4,481)	(23,611)	526.9%
Interest expense	27,164	12,756	14,408	113.0%
Interest income	(58)	(31)	(27)	87.1%
Other expense	3,484	301	3,183	1,057.5%
Loss before income taxes	(58,682)	(17,507)	(41,175)	235.2%
Income tax benefit (expense)	29,017	(1,896)	30,913	(1,630.4)%
Net loss	$(29,665)	$(19,403)	$(10,262)	52.9%

Total Revenues

The inclusion of revenue from Cadillac Jack and AGSi increased total revenues by $26.0 million and $0.9 million, respectively, for the nine months ended September 30, 2015, compared to the prior year period. The remaining increase was driven by improved game performance and a 17% increase in the install base of gaming machines that run on our Colossal platform, which have historically been our best performing games.

Operating Expenses

Cost of gaming operations. The inclusion of Cadillac Jack and AGSi increased the cost of gaming operations expenses by $5.1 million and $0.3 million, respectively, for the nine months ended September 30, 2015, compared to the prior year period. The remaining increase was driven by increases in amortization of installation and delivery costs of $0.6 million, customer location connectivity and marketing fees of $0.3 million, royalty payments of $0.3 million and payroll and related expenses of $0.2 million, partially offset by a decrease in commissions no longer paid to C2 Gaming as a result of acquiring C2 Gaming in May 2014.

Selling, general and administrative. The inclusion of Cadillac Jack and AGSi increased selling, general and administrative expenses by $6.2 million and $1.4 million, respectively, for the nine months ended September 30, 2015, compared to the prior year period. The remaining increase is due to increases in professional fees of $2.6 million. The increase is also attributable to payroll and related expenses of $1.6 million driven by increased headcount for corporate operations and our new table games division, rent of $0.6 million related to our new corporate headquarters in Las Vegas and new facilities in Oklahoma City. Trade shows and marketing expenses increased $0.6 million driven by our new table games division.

Research and development. The increase in research and development costs was primarily due to the inclusion of Cadillac Jack and AGSi, which accounted for $5.3 million and $0.5 million, respectively, of the increase for the nine months ended September 30, 2015, compared to the prior year period, offset by decreased headcount.

Write downs and other charges. During the nine months ended September 30, 2015, the Company recognized $15.5 million in write-downs and other charges primarily related to acquisition charges of $10.9 million. The Company also recognized an impairment to intangible assets of $2.3 million related to game titles and write offs related to prepaid royalties of

$1.3 million, losses from the disposal of assets of $1.2 million and the impairment of long-lived assets of $0.2 million, partially offset by a benefit from the partial write down of the C2 acquisition contingent consideration of $0.4 million that is described in Note 2.

During the nine months ended September 30, 2014, the Company recognized $3.4 million in write-downs and other charges driven by the impairment of intangible assets of $1.3 million related to game titles no longer in use, loss on the disposal of assets of $1.3 million, write offs related to prepaid royalties of $0.7 million and the impairment of long-lived assets of $0.1 million.

Depreciation and amortization. The increase in depreciation and amortization was primarily due to the inclusion of Cadillac Jack and AGSi, which accounted for $15.3 million and $0.5 million, respectively, for the nine months ended September 30, 2015, compared to the prior year period. The remaining increase was due to an increase in capital expenditures during 2014.

Other Expense (Income), net

Interest expense. The increase is primarily attributed to the increase in the principal amounts outstanding under the senior secured credit facilities and senior secured PIK notes for the nine months ended September 30, 2015, compared to the prior year period. The proceeds of the incremental term loans and PIK notes were used primarily to pay the consideration for the Cadillac Jack acquisition.

Other expense. The increase in other expense was primarily due to the inclusion of Cadillac Jack and AGSi, which accounted for $2.7 million and $0.1 million, respectively, for the nine months ended September 30, 2015, compared to the prior year period. The remaining increase was due to unfavorable changes in foreign currency exchange rates.

Income Taxes

The Company's effective income tax rate for the nine months ended September 30, 2015, was a benefit of 49.5%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the nine months ended September 30, 2015, was primarily due to the income tax benefit recorded from the reversal of our valuation allowance on deferred tax assets as a result of the net deferred tax liabilities assumed in the Cadillac Jack acquisition. The Company's effective income tax rate for the nine months ended September 30, 2014 was an expense of 10.8%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the nine months ended September 30, 2014 was primarily due to valuation allowance considerations and amortization of indefinite life intangibles.

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

As of September 30, 2015, we had $39.0 million in cash and cash equivalents and $40.0 million available under our revolving credit facility. Based on our current business plan, we believe that our existing cash balances, cash generated from operations and availability under the revolving credit facility will be sufficient to meet our anticipated cash needs for at least the next twelve months. As of September 30, 2015, we are in compliance with the the required covenants of our debt instruments, including the maximum net first lien leverage ratio. However, our future cash requirements could be higher than we currently expect as a result of various factors. Our ability to meet our liquidity needs could be adversely affected if we suffer adverse results of operations, or if we violate the covenants and restrictions to which we are subject under our debt instruments. Additionally, our ability to generate sufficient cash from our operating activities is subject to general economic, political, regulatory, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under our existing credit facility in an amount sufficient to enable us to pay our service or repay our indebtedness or to fund our other liquidity needs, and we may be required to seek additional financing through credit facilities with other lenders or institutions or seek additional capital through private placements or public offerings of equity or debt securities.

Indebtedness

Senior Secured Credit Facilities
On December 20, 2013, the Company entered into our senior secured credit facilities, which consisted of $155.0 million in term loans and a $25.0 million revolving credit facility. On May 29, 2015, the Company entered into incremental facilities for $265.0 million in term loans and on June 1, 2015, the Company entered into an incremental agreement for an additional $15.0 million of incremental revolving commitments. The proceeds of the incremental term loans were used primarily to pay the consideration for the Cadillac Jack acquisition.
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
The senior secured credit facilities are guaranteed by AP Gaming Holdings, LLC, the AP Gaming I, LLC’s (the “Borrower”) material, wholly owned domestic subsidiaries (subject to certain exceptions), and are secured by a pledge by AP Gaming Holdings, LLC of the Borrower’s equity interest directly held by AP Gaming Holdings, LLC and a pledge of substantially all of the existing and future property and assets of the Borrower and the subsidiary guarantors, subject to certain exceptions. The senior secured credit facilities require that the Borrower maintain a maximum net first lien leverage ratio set at a maximum of 0.1 to 1 beginning with the first quarter ending June 30, 2014. The senior secured credit facilities contain limitations on additional indebtedness, guarantees, incurrence of liens, investments and distributions, as defined. The senior secured credit facilities also contain customary events of default included in similar financing transactions, including, among others, failure to make payments when due, default under other material indebtedness, breach of covenants, breach of representations and warranties, involuntary or voluntary bankruptcy, and material judgments. The Company was in compliance with the covenants of the senior secured credit facilities at September 30, 2015.

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

Seller notes
On December 20, 2013, the Company issued two promissory notes (the “AGS Seller Notes”) to AGS Holdings, LLC, in the amounts of $2.2 million and $3.3 million, to satisfy the conditions set forth in the Acquisition Agreement. At September 30, 2015, notes payable related to the AGS Seller Notes totaled $6.3 million, which includes capitalized interest. The Seller Notes accrue interest on the unpaid principal balance at 8.5% per annum and shall be payable semi-annually in arrears on June 30 and December 31, commencing on June 30, 2014. Any interest accrued and payable on any interest payment date will be paid by capitalizing such interest and adding it to (and thereby increasing) the outstanding principal amount of this AGS Seller Notes. All principal and interest under the AGS Seller Notes is due and payable on June 18, 2021, the maturity date. The Company may prepay from time to time all or any portion of the outstanding principal balance due under the AGS Seller Notes.
On May 29, 2015, the Company issued a promissory note to Amaya Inc. (the “Amaya Seller Note”) with an initial principal amount of $12.0 million to satisfy the conditions set forth in the Cadillac Jack Stock Purchase Agreement (the “Stock Purchase Agreement”). The Amaya Seller Note accrues interest on the unpaid principal amount at 5.0% per annum and is payable semi-annually on June 30 and December 31 (and on May 29, 2023, the maturity date of the note), commencing on June 30, 2015. All interest accrued and payable on any interest payment date will be paid by capitalizing such interest and adding it to (and thereby increasing) the outstanding principal amount of the Amaya Seller Note. All principal under the note is due and payable on May 29, 2023.  As of September 30, 2015, there was no requirement to prepay the Amaya Seller Note. The Amaya Seller Note is required to be prepaid under certain circumstances described in more detail in the note agreement.  The Company may prepay from time to time all or any portion of the outstanding principal balance due under the Amaya Seller Note.  The Amaya Seller Note includes certain covenants and events of default that are customary for instruments of this type.
Equipment Long Term Note Payable and Capital Leases
The Company has entered into a financing agreement to purchase certain gaming devices, systems and related equipment and has entered into leases for servers and equipment that are accounted for as capital leases.
The following table summarizes our historical cash flows (in thousands):

	Nine months ended September 30,
	2015	2014
Cash Flow Information:
Net cash provided by operating activities	$6,325	$13,203
Net cash used in investing activities	(396,886)	(29,859)
Net cash provided by financing activities	418,931	10,473
Effect of exchange rates on cash and cash equivalents	(95)	269
Net increase in cash and cash equivalents	$28,275	$(5,914)

Operating activities

The Company has historically produced a loss from operations, which is primarily due to the capital nature of the business and the resulting depreciation and amortization expense. For the nine months ended September 30, 2015, net cash provided by operating activities was $6.3 million compared to net $13.2 million for the nine months ended September 30, 2014, representing a decrease of $6.9 million. The decrease is primarily due to an $22.6 million decrease in income from operating activities excluding non-cash expenses, partially offset by an increase as a result of changes in net working capital.  The increased use of cash for operating activities in the period is primarily related to the transaction related expenses for the Cadillac Jack and AGSi acquisitions.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2015, was $396.9 million compared to $29.9 million for the nine months ended September 30, 2014, representing an increase of $367.0 million. The increase was primarily due to the acquisition of Cadillac Jack, AGSi and table games related IP for $375.5 million, net of cash acquired. The purchase of property and equipment increased by $4.7 million, which was partially offset by a decrease in the purchase of intangible assets of $2.4 million.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2015 increased $408.5 million to $418.9 million compared to$10.5 million for the same period in 2014. The increase was primarily due to the increase in the incremental facilities of $265.0 million in term loans entered into on May 29, 2015, the issuances of $115.0 million in senior secured PIK notes, cash provided by the issuance of common stock of $77.4 million, partially offset by a net pay down of the revolving credit facility of $10.0 million, payments for previous acquisition obligations of $10.0 million, $3.8 million paid in deferred financing costs associated with the issuance of new debt and payments on debt of $3.4 million.

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

Critical Accounting Policies

A description of our critical accounting policies can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014. There were no material changes to those policies during the nine months ended September 30, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the three months ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS.
(a). Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.1	Subscription Agreement Between Apollo Gaming Holdings, L.P. and AP Gaming Holdco, Inc.	—	X	—	10.1	8/14/15

10.2	Employment Agreement, dated as of July 1, 2015, by and between AGS, LLC and Mauro Franic.	X	—	—	—	—

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X	—	—	—	—

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X	—	—	—	—

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X	—	—	—	—

101.IN	XBRL Instance Document	X	—	—	—	—

101.SCH	XBRL Taxonomy Extension Schema Document	X	—	—	—	—

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X	—	—	—	—

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X	—	—	—	—

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X	—	—	—	—

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X	—	—	—	—

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AP GAMING HOLDCO, INC.

Date:	November 16, 2015	By:	/s/ KIMO AKIONA
		Name:	Kimo Akiona
		Title:	Treasurer (Principal Financial and Accounting Officer)