Form 10-K
period 2015-12-31
AP Gaming Holdco, Inc.
filed 2016-03-10
CIK 1593548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Neither the registrant’s voting common stock nor its non-voting common stock are publicly traded, and accordingly have no market value as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter. As of February 27, 2016, there were 100 shares of the Registrant’s Class A common stock, $.01 par value per share, and 15,039,027 shares of the Registrant’s Class B common stock, $.01 par value per share, outstanding.
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

•
adverse local economic, regulatory or licensing changes in Oklahoma or Alabama, the states in which the majority of our revenue has been derived, or material decreases in our revenue with our two largest customers, which comprised approximately 30% of our gaming operations revenue for the year ended December 31, 2015;

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

Overview

AP Gaming Holdco, Inc. is a leading designer and supplier of gaming products and services for the gaming industry. The Company is a leader in the Class II Native American and Mexican gaming jurisdictions and has expanded its product lines to include Class III Native American, commercial and charity jurisdictions. We supply electronic gaming machines (“slot machines”), server-based systems and back-office systems that are used by casinos and various gaming locations. Over the past 18 months, the Company has significantly broadened and diversified its product portfolio through both organic development and strategic acquisitions. We launched a new table products division in mid-2014 to provide live felt table games to casino operators. Through the acquisition of Cadillac Jack (defined below) on May 29, 2015, we greatly expanded our games library and slot machine offerings. The Company also acquired online developer Gamingo Limited in June 2015, expanding its offerings to include interactive products such as social casino games, available on desktop and mobile devices.

We are a Delaware corporation that was formed in August 2013 to acquire, through an indirect wholly owned subsidiary of the Company, 100% of the equity in AGS Capital, LLC (“AGS Capital”, “Predecessor”) from AGS Holdings, LLC (“AGS Holdings”). AGS Capital was a supplier of slot machines primarily to Class II Native American gaming jurisdictions.

Impact of Current Year Acquisitions

On May 29, 2015, we acquired 100% of the equity of Amaya Americas Corporation (“Cadillac Jack”), a leading provider of Class II gaming machines for the North American tribal gaming market, with key regions of operation including Alabama, Mexico, and Wisconsin. Our consolidated results of operations include the impact of this acquisition and the related transaction costs, as well as the results of operations of Cadillac Jack, from the date of acquisition through December 31, 2015.

On June 15, 2015, the Company purchased 100% of Gamingo Limited (formerly known as “RocketPlay”, currently known as “AGSi”), a leading developer of social casino games for mobile devices. With primary offices in San Francisco and Tel Aviv, AGSi’s flagship product, Lucky Play Casino, gives players a casino-quality experience with slots, table games, tournaments, and live events. The results of operations from AGSi have been included in our consolidated results from the date of acquisition through December 31, 2015.

Business Strategy

We have invested and expect to continue to invest in new business strategies and services, and innovative products and technologies. We intend to pursue the following strategic initiatives as part of our overall business strategy:

1.	Expand and Diversify Our Library of Content

We plan to continue to expand and diversify our library of proprietary content across all platforms - slots, tables and social casino. We will continue our focused efforts to develop games, both internally and through partnerships with third parties, tailored to our current and target markets. As of December 31, 2015, our Company had over 250 active slot machine titles and approximately 20 table game titles in our content library and we expect our current pool of development talent to create more than 40 titles on an annual basis.

2.	Optimize Mix of Game Titles

We plan to improve yield by managing game title mix across our domestic installed base of participation slot machines. We believe that more effective management of the title mix represents an opportunity to generate incremental earnings growth without requiring growth in our installed base of participation gaming machines. In addition, we expect improved game performance will likely drive incremental slot machine placements within our customers’ facilities.

3.	Expand Our Footprint Through Strategic Acquisitions

We are actively seeking acquisition opportunities that will: 1) have a positive effect on long-term earnings growth, 2) generate strong recurring revenue, 3) provide for expansion into new gaming jurisdictions, 4) bolster our library of proprietary content, and 5) diversify our existing product mix. Our acquisitions of Cadillac Jack and Rocketplay are great examples of this strategy.

4.	Focus on Development of Unique Niche Products

With over 1,000 casino facilities throughout the United States as of December 31, 2015, and the slot machine replacement cycle at a cyclical low, we believe the market potential for unique new games and concepts is favorable. We will target the introduction of a small number of niche gaming products to a large number of casinos.

5.	Build Momentum in Class III Markets and Pursue Class II Market Leadership

With the inclusion of Cadillac Jack units, we have a foothold of approximately 3,600 Class III placements in total, which represents approximately 1% of the total U.S. Class III market. We believe significant growth potential exists for our Company to further penetrate this market. Utilizing new, recently-issued gaming licenses, we expect to begin placing and selling Class III products in five new jurisdictions (Nevada, Mississippi, Louisiana, New Jersey and Connecticut) in 2016. We also anticipate growing our presence in Class III markets where we currently operate, such as Oklahoma, Florida and California, by placing additional content from our expanding library of games in these states. In addition, we believe that our existing core Class II product offering is among the strongest in the industry today. We expect to continue gaining market share in existing Class II jurisdictions and are focused on penetrating newly licensed jurisdictions.

6.	Focus on Innovation and New Product Verticals For the Next Generation of Casino Players

In the third quarter of 2014, we began developing table games products through the acquisitions of War Blackjack and other related intellectual property. The extension of our business into table games, as well as our entry into the social casino space through our acquisition of Rocketplay, demonstrates our commitment to evolving our business to adapt to the preferences of the next-generation gambler. As of December 31, 2015, the Company had approximately 815 table game units under lease arrangements. We plan to continue expanding our table games offerings through acquisitions and internal development. We have already introduced our proven land-based casino content into online and mobile formats for social gaming. Our popular land-based slot machine games - such as So Hot, Colossal Diamonds, and Monkey in the Bank, to name a few - have been among the strongest performers in our social casino game catalog.

Apollo Overview

Founded in 1990, Apollo is a leading global alternative investment manager with offices in New York, Los Angeles, Houston, Bethesda, Chicago, Toronto, London, Frankfurt, Luxembourg, Singapore, Hong Kong, Shanghai and Mumbai. Apollo’s assets under management are invested in its private equity, credit, and real estate businesses.

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

Apollo is currently invested in Caesars Entertainment Corporation, the world’s largest and most diversified casino-entertainment provider and the most geographically diverse U.S. casino-entertainment company, Gala Coral Group, one of Europe’s pre-eminent betting and gaming businesses, and Norwegian Cruise Line Holdings Ltd., a leading cruise line operator with casinos across multiple ships.

Our Operations

Under our participation agreements, we provide customers with gaming machines, table games, ancillary table game equipment, systems software, computer hardware, signage and other equipment for operation within their gaming facilities. In return we receive either a share of the revenue generated by these products and systems, a flat monthly fee, or a daily fee. The determination of whether our agreement results in a revenue share, monthly fee, or daily fee arrangement is generally governed by local gaming jurisdictions. For our revenue share arrangements on slot machine products, we have historically shared between 15 - 20% of the revenues generated by the gaming machines. Under our participation agreements for slot machines, we participate in selecting the mix of titles, maintain and service the equipment and oversee certain promotional efforts. For licensed table games and related equipment, we typically receive monthly royalty payments. In support of our business and operations, we employ a professional staff including field service technicians, production, sales, account management, marketing, technology and game development, licensing and compliance and finance.

Our corporate headquarters are located in Las Vegas, which serves as the primarily location for the executive management and administrative functions such as finance, legal, licensing and compliance. Our licensing and compliance division oversees the application and renewal of our corporate gaming licenses, findings of suitability for key officers and directors and certification of our gaming equipment and systems for specific jurisdictions, human resources, as well as coordinating gaming equipment and software shipping and on-site and remote service of our equipment with gaming authorities.

Our field service technicians are responsible for installing, maintaining and servicing our gaming products and systems. Our field service operation including our call center, which operates 24 hours a day, seven days a week, is managed out of our Oklahoma facility. We can also access most of our gaming machines and systems remotely from approved remote locations to provide software updates and routine maintenance. In addition, our gaming machine and system production facilities are located in and managed out of Oklahoma, Atlanta, and Mexico City. Our table game service is primarily managed from Las Vegas.

Sales, product management and account management are managed through our various locations and are located throughout the jurisdictions in which we do business. Sales and account management oversee the customer relationship both at the individual location and corporate level and are responsible for developing new customer relationships. Account management is in charge of running on-site promotions and corporate sponsorship programs. In addition, our marketing team is in charge of general corporate marketing, including advertisements and participation at industry trade shows.

Our technology and game development division operates primarily out of our Atlanta location and to a lesser extent in Las Vegas, Nevada and Austin, Texas. Through the acquisition of AGSi we have a development team in Tel Aviv as well. We employ game developers, software and system programmers, project managers and other development and administrative staff that oversee our internal game development efforts and manage third party relationships.

Products

We provide our casino customers with gaming machines, table games, ancillary table game equipment, systems software, computer hardware, signage and other equipment for operation within their gaming facilities. We also offer social casino products directly to players.

Gaming Machine Platforms

Roadrunner Platform

We received regulatory approval for our proprietary Roadrunner (“Roadrunner”) platform in 2012. Roadrunner represented a substantial advancement from our legacy Encore platform, both in terms of user interface and platform architecture. We designed Roadrunner to be a leading Class II gaming platform with the capability to port Class III outcomes within a Class II construct with limited degradation in game play. Therefore, we are able to develop both Class II and Class III titles for Roadrunner and can also easily retrofit the platform to certain of our existing products.

Utilizing both in-house and third party providers, we created a portfolio of new titles for Roadrunner. The platform was designed with our revenue-share model in mind, and title conversions can be executed by loading software off of a USB drive. Roadrunner is also compatible with downloadable conversions, however, regulatory standards in most jurisdictions do not currently permit this technology.

Colossal Platform

In September 2012, we entered into an exclusive distribution agreement with C2 Gaming, LLC (“C2 Gaming”, “Colossal”) to distribute their Class II and Class III games in California, Florida, New York, Oklahoma, Texas and Washington. In May 2014, we acquired C2 Gaming which provided for the distribution of C2 Gaming’s platform and content to an increased number of markets in the United States (see “Acquisitions and Divestitures”). C2 Gaming’s products offer a unique selling proposition with creatively-designed oversized games. For example, the Colossal Diamonds cabinet (“Big Red”) is over eight feet wide and we believe it is one of the top performing games in every market in which it has been introduced.

Cadillac Jack Platform

We have strategically shifted our focus to create new internal content and leverage the newly acquired Cadillac Jack Platform (“CJ Platform”) as a conduit for our current and future products. We will continue porting our legacy games onto the CJ Platform in the upcoming year, enhancing both our Class II and III offerings. We expect internally-generated content to be a larger source of our installed base going forward.

Gaming Machine Titles

We categorize our gaming machine titles into two main groups: “Core” and “Premium and Specialty”. Our Core titles have a proven track record of success and are targeted at maintaining and growing our current installed base. Our Premium titles include unique and niche titles that provide a distinctive player experience and are targeted at increasing floor space in both existing and new jurisdictions. Specialty titles describe our jumbo games, such as Colossal Diamonds, and games made specifically for high-limit.

Our Atlanta game development studio is responsible for creating Core video slot content as well as new hardware designs and concepts. Our Las Vegas development team focuses primarily on premium and specialty games.

Core Titles

Historically, our Core titles primarily include Royal Reels, Cool Catz, and Liberty 7’s, which still continue to be some of the top-performing Class II games in the market today. As a result of the Cadillac Jack acquisition, we have enhanced our core library with titles such as; So Hot family titles, Star Phoenix, Monkey in the Bank, Geckos Gone Wild and Double the Devil. These titles have historically been the highest-gross earners in our product portfolio and as of December 31, 2015, represented the majority of our total revenue.

Premium and Specialty Titles

Our Premium and Specialty titles operate on both our Roadrunner and C2 Gaming platforms but we are in the process of integrating this content onto the CJ Platform. Some of the titles that operate on Roadrunner are presented in different formats, such as a mechanical wheel top box and a 42” vertical slant top, which is our Skytower cabinet. These self-merchandising cabinet formats are premium in nature in that they have more appealing features, such as vibrant lighting, enhanced sound quality, and attractive facades. The variety of formats allows for an appropriate level of unique selling propositions within our Premium portfolio.

We have licensing agreements in place with a number of popular brands, such as Ripley’s Believe it or Not! and Family Feud. These titles are part of our series of trivia-based games, which we market as the It Pays to Know series. These brands remained top performers for 2015.

Other Premium and Specialty titles operating on our C2 Gaming platform offer a unique selling proposition in that they are creatively-designed oversized games. For example, Colossal Diamonds is a simple and classic 3-reel, 1-line game that comes in the Big Red cabinet, which is over eight feet wide.

In total, our development teams are producing approximately 45 games per year. We believe this strategy of diversified content will allow us to both maintain and grow our market leadership within our current Class II base, as well as expand into Class III casinos in other key jurisdictions. Going forward into 2016, we expect to continue to penetrate domestic and foreign jurisdictions.

Table Games Products

Our table games products include live proprietary table games and side bets, as well as ancillary table game products. Products include both internally developed and acquired proprietary table games, side bets, and table technology related to blackjack, poker, baccarat, craps and roulette. We have acquired a number of popular brands, including In-Bet, Buster Blackjack, Double Draw Poker and Criss Cross Poker that are based on traditional well-known public domain games such as blackjack and poker; however, these proprietary games provide intriguing betting options that offer more excitement and greater volatility to the player, ultimately enhancing our casino customers’ profitability. Our Tornado product is unique in that it allows players to control the spin of the roulette ball by pressing a remote ball activation device. We believe this mechanism enhances player interaction without altering traditional roulette rules and procedures; similarly, our Double Ball Roulette game creates a unique game experience by allowing players to use two balls instead of one.

In September 2015, we announced the acquisition of critical card shuffler intellectual property and technology with the intention of entering into the card shuffler market in 2016.

Interactive Products

Our social gaming products are primarily delivered through our mobile apps, Lucky Play Casino and Vegas Fever. The apps contain several game titles available for consumers to play for fun and with coins that they purchase through the app. Some of our most popular social games include content that is also popular in land-based settings such as Colossal Diamonds, So Hot, and Monkey in the Bank.

Manufacturing

We have manufacturing agreements with Cole Kepro International, LLC (“Cole”), VSR Industries (“VSR”), Elite Manufacturing Technologies (“Elite”) and Trend Technologies, LLC (“Trend”) to build our gaming cabinets. We believe we have limited concentration risk with any one of these vendors, since we own the rights to our cabinet designs and thus have the ability to change manufacturers in the event of a dispute. Cole and VSR are based in Las Vegas, Nevada, while Elite and Trend are based in the Chicago area. Cole primarily manufactures our gaming cabinets for titles on our Roadrunner platform, while VSR primarily manufactures gaming cabinets for titles on our Colossal platform. Trend and Elite primarily manufacture gaming cabinets for the platforms we acquired in the Cadillac Jack acquisition. We believe any of these companies would be able to build our gaming cabinets for titles on any platform. As the supplier base is large, we are able to gain competitive pricing and delivery on any of our cabinets and have limited risk in supply disruptions.

Our primary gaming machine production facility is located in and managed out of Oklahoma. Production at this facility includes assembling and refurbishing gaming machines (excluding gaming cabinets), parts support and purchasing. System production is located in our Atlanta office which they share with the system design team and our research and development team. Field service technicians are located in various jurisdictions throughout the U.S. and are dispatched from a central call center located in our Oklahoma facility. They are responsible for installing, maintaining and servicing the gaming machines and systems.

Manufacturing commitments are generally based on projected quarterly orders from customers. Due to uneven order flow from customers, we bring the cabinets in with minimal components so that we can delay the cash outlay for the most costly components until closer to the point of sale.

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

Oklahoma is our largest market and our participation gaming machines in the state accounted for approximately 40% of our total revenue for the year ended December 31, 2015. Our largest customer is the Chickasaw Nation, a Native American gaming operator in Oklahoma, which accounted for approximately 20% of our gaming operations revenue for the year ended December 31, 2015. The revenues we earn from the Chickasaw Nation are derived from numerous agreements, which are scheduled to expire in 2019. We have historically offered select existing and prospective customers an upfront payment, or placement fee, in exchange for exclusive rights to a percentage of their floor space. To a lesser extent, we have offered financing for casino development and expansion projects. In addition to our long-term relationships and contractual arrangements, the consistent demand for our titles from the loyal, repeat players of our titles further ensures our strong presence on our customers’ casino floors.

Within the Native American market, we provide both Class II and Class III games. We also serve customers in commercial, video lottery terminal, charity bingo and route-based markets.

Customer Contracts

We derive the majority of our gaming revenues from participation agreements whereby we place gaming machines and systems, along with our proprietary and other licensed game content, at a customer’s facility in return for either a share of the revenues that these gaming machines and systems generate or a daily fee. For licensed table games and related equipment, we typically receive monthly royalty payments. We measure the performance of our domestic installed base of participation gaming machines on the net win per day per machine, often referred to as the win per day, or “WPD”. Under our participation agreements, we earn a percentage of the WPD of our domestic installed base of participation gaming machines.

Our standard contracts are one to three years in duration and may contain auto-renewal provisions for an additional term. Our contracts generally specify the number of gaming machines and other equipment to be provided, revenue share, daily fee or other pricing, provisions regarding installation, training, service and removal of the machines, and other terms and conditions standard in the industry. In some circumstances, we enter into trial agreements with customers that provide a free or fee-based trial period during which such customers may use our gaming machines or table game. Each trial agreement lays out the terms of payment should the customer decide to continue using our machines.

Our placement fee, development or similar agreements in the Native American and other markets have involved both a loan or advance of funds and a gaming equipment lease agreement. These agreements have typically been longer term contracts, ranging from four to ten years depending on the amount of financing provided, market and other factors. These contracts specified the amount and timing of the advances that we will be provided, the uses of those funds and target timing for the construction or remodeling of the gaming facility, if applicable. In addition, the contracts specified the repayment terms of the financing which vary by customer and agreement. Typical terms contained in these agreements included the percentage of the floor, minimum number of gaming machines, or percentage of the route operation allocated to us, the associated term or period of exclusivity for that allocation or number of gaming machines, minimum game performance thresholds, cure periods and resulting obligations, if any, and other general terms and conditions. Certain of these development agreements also contained a buyout option, which provides that upon written notice and payment of a buyout fee, the customer can terminate our floor space privileges.

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

Our interactive social gaming revenue is generated from a high volume of consumers’ purchases of virtual coins which are used to play the games.

Research and Development

We conduct research and development through an internal team to develop new gaming systems and gaming content. Research and development costs consist primarily of salaries and benefits, travel and expenses and other professional services. We employ approximately 150 game developers, software and system programmers, project managers and other development and administrative staff that oversee internal game development efforts and manage third party relationships. The technology and game development division operates primarily out of our Atlanta location as well as in Las Vegas.

Competition

We encounter intense competition from other designers, manufacturers and operators of electronic gaming machines, table products and social casino games. Our competitors range from small, localized companies to large, multi-national corporations, several of which have substantial resources and market share.

Our competitors for the live casino floor gaming machines include, but are not limited to, International Game Technologies (“IGT”), Scientific Games Corporation (“Scientific Games”), Aristocrat Technologies Inc. (“Aristocrat”), Everi Holdings Inc. (“Everi”), which was formerly Multimedia Games, Inc. and Global Cash Access Holdings, Inc., Konami Co. Ltd. (“Konami”), Ainsworth Game Technology Ltd., and Galaxy Gaming, Inc. Additionally, there are hundreds of non-gaming companies that design and develop social casino games and apps. Many of our competitors are large, well-established companies with substantially larger operating staffs and greater capital resources and have been engaged in the design, manufacture and operation of gaming products for many years. Some of these companies contain significant intellectual property including patents in gaming technology and hardware design, systems and game play and trademarks. In addition, the larger competitors contain significantly larger content portfolios and content development capability and resources, are licensed in markets throughout the United States, and have international distribution. Scientific Games, IGT, Konami, and Aristocrat all have a presence in the back-office accounting and player tracking business which expands their relationship with casino customers. Everi and Aristocrat are our primary competitors in the Class II market.

To compete effectively, we must, among other things, continue to develop high-performing, innovative games for the Class II and Class III markets, provide excellent service and support to our existing customers, effectively manage our installed base of participation gaming machines, expand our library of proprietary content, develop niche products with strong appeal to both local and next-generation players, be first to market in new non-traditional markets, implement effective marketing and sales functions, and offer competitive pricing and terms on our participation and sale agreements.

Intellectual Property

We have a combination of internally developed and third-party intellectual property, all of which we believe maintain and enhance our competitive position and protect our products. Such intellectual property includes owned or licensed patents, patent applications, trademarks and trademark applications in the United States, Mexico and Canada. In addition, pursuant to our license agreements with third-party game developers, we license and distribute gaming software.

Seasonality

We may experience fluctuations in revenues and cash flows from month to month, however, we do not believe that our business is materially impacted by seasonality.

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

Employees

As of December 31, 2015, we had approximately 500 full-time equivalent employees, with approximately 115 employed internationally and 385 employed domestically.

We are not a party to any collective bargaining agreements in the U.S. and have not experienced any strikes or work stoppages in the past.
Regulation and Licensing

We operate in numerous gaming jurisdictions, and our business operations, which include the manufacture, sale, and distribution, of gaming devices and gaming related equipment and/or the provision of gaming related services, are subject to extensive federal, state, local, tribal and foreign government regulation as applicable in each of the gaming jurisdictions in which we operate. A significant portion of our operations take place at facilities conducting gaming activities on the tribal lands of Native American tribes resulting in our operations being subject to tribal and/or federal and sometimes state regulation depending on the classification of gaming being conducted in each such case as defined in the Indian Gaming Regulatory Act, or “IGRA”. In states where commercial gaming has been legalized, our operations are conducted subject to the applicable federal, state, and local government regulation.

While the specific regulatory requirements of the various jurisdictions vary, most require licenses, permits, findings of suitability and financial ability, and other forms of approval for our operational entities and, in some jurisdictions, the entities or individuals who hold some level of beneficial interest in Company or its affiliates as well our lenders and other individuals or entities affiliated with us (contractually or otherwise). Our officers, directors, managers and key employees who are actively engaged in the administration or supervision of our gaming related operations may also be required to file for licensure, findings of suitability or other approvals. Regulators may determine such a person is unsuitable to participate in the gaming industry in such jurisdiction, and could require us to limit, suspend, or terminate or our relationship with such a person. In addition, many jurisdictions require our products to be tested for compliance with the jurisdiction’s technical standards and regulations prior to our being permitted to distribute our products. The various jurisdictions’ gaming regulators typically have broad power over our business operations and may deny, revoke, suspend, condition, limit, or not renew our gaming or other licenses, permits or approvals, impose substantial fines and take other action, any one of which could adversely impact our business, financial condition and results of operation. We believe we and our officers, directors, managers, key employees and affiliates have obtained all required gaming related licenses, permits, findings of suitability and other forms of approvals necessary to carry on our business.

It is common for gaming regulators to monitor, or to require us to disclose, our activities and any disciplinary action against us in other gaming jurisdictions. Consequently, the business activities or disciplinary action taken against us in one jurisdiction could result in disciplinary action in other jurisdictions.

In most jurisdictions, even once licensed or approved, we remain under the on-going obligation to provide financial information and reports as well as to keep the applicable gaming regulators informed of any material changes in the information provided to regulators as part of the licensing and approval process. All licenses and approvals must be periodically renewed, in some cases as often as annually. In connection with any initial application or renewal of a gaming license or approval, we (and individuals or entities required to submit to background review or licensure in connection with our application or renewal) are typically required to make broad and comprehensive disclosures concerning our history, finances, ownership and corporate structure, operations, compliance controls and business relationships. We must regularly report changes in our officers, key employees and other licensed positions to applicable gaming regulators.

Certain gaming jurisdictions in which we are licensed may prohibit us from making a public offering of our securities without their prior approval. Similarly, changes in control of a licensee through merger, consolidation, acquisition of assets or stock, management or any form of takeover typically cannot occur without the prior approval of applicable gaming regulators. Such regulators may also require controlling beneficial owners, managers, officers, directors, and other persons or entities having a material relationship or involvement with the person proposing to acquire control, to be investigated, and licensed, found suitable or otherwise approved as part of the approval process relating to the transaction.

Gaming regulators often have the power to investigate the holders of our debt or equity securities. If any holder of our debt or equity securities is found unsuitable by any gaming regulator in a jurisdiction in which we conduct business, our licensure or approval to conduct business in such jurisdiction could be subject to non-renewal, suspension or revocation.

Most gaming jurisdictions impose fees and taxes that are payable by us in connection with our application, maintenance and renewal of our licensure or our approval to conduct business. Laws, regulations, and ordinances governing our gaming related activities and the obligations of gaming companies in any jurisdiction in which we have or in the future may have gaming operations are subject to change that could impose additional operating, financial, or other burdens on the our business.

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

Class II. Class II gaming involves the game of chance commonly known as bingo (whether or not electronic, computer, or other technological aids are used in connection therewith to facilitate play) and if played in the same location as the bingo, also includes pull tabs, punch board, tip jars, instant bingo, and other games similar to bingo. Class II gaming also includes non-banked card games, that is, games that are played exclusively against other players rather than against the house or a player acting as a bank. However, the definition of Class II gaming specifically excludes slot machines or electronic facsimiles of Class III games. Class II gaming is regulated by the National Indian Gaming Commission (the “NIGC”) and the laws of the Native American tribe conducting such gaming. Subject to the detailed requirements of the IGRA, including NIGC approval of such Native American tribe’s gaming ordinance, federally recognized Native American tribes are typically permitted to conduct Class II gaming on Indian lands pursuant to tribal ordinances approved by the NIGC.

Class III. Class III gaming includes all other forms of gaming that are neither Class I nor Class II and includes a broad range of traditional casino games such as slot machines, blackjack, craps and roulette, as well as wagering games and electronic facsimiles of any game of chance. The IGRA generally permits a Native American tribe to conduct Class III gaming activities on reservation lands subject to the detailed requirements of the IGRA and the entering into of a compact between such Native American tribe and the state in which the Native American tribe intends to conduct Class III gaming activities on its trust lands.

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

In addition, to the extent that any of our agreements with Native American tribes are deemed by the NIGC to create an impermissible proprietary interest, such agreements are void and unenforceable. To our knowledge, none of our current agreements with Native American tribes create an impermissible proprietary interest in Indian gaming.

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

Demand for our products and services depends largely upon favorable conditions in the casino industry, which is highly sensitive to casino patrons’ disposable incomes and gaming activities. Discretionary spending on entertainment activities could further decline for reasons beyond our control, such as continued negative economic conditions, natural disasters, acts of war, terrorism, transportation disruptions or the results of adverse weather conditions. Any prolonged or significant decrease in consumer spending on entertainment activities could result in reduced play levels on our participation games, causing our cash flows and revenues from a large share of our recurring revenue products to decline. Unfavorable economic conditions have also resulted in a tightening in the credit markets, decreased liquidity in many financial markets, and significant volatility in the credit and equity markets.

Furthermore, the extended economic downturn has impacted and could continue to impact the ability of our customers to purchase new gaming equipment or make timely payments to us. We have incurred, and may continue to incur, additional provisions for bad debt related to credit concerns on certain receivables.

We may not achieve the intended benefits of our recent acquisitions, or such acquisitions may disrupt our current plans and operations and we may no be able to realize the anticipated benefits and synergies of such acquisitions within the intended time frame, if at all.

We have devoted and will continue to devote significant management attention and resources to integrating the business practices and operations of Cadillac Jack and RocketPlay with AP Gaming. This integration may prove to be more difficult, costly and time-consuming than expected, which could cause us not to realize some or all of the anticipated benefits from these acquisitions. Potential difficulties we may encounter as part of the integration process include the following:

•	any delay in the integration of strategies, operations, products and services;

•	diversion of the attention of management of the Company as a result of the acquisitions;

•	differences in business backgrounds, corporate cultures and management philosophies that may delay successful integration;

•	the ability to retain key employees;

•
the challenge of integrating complex systems, technology, networks and other assets of Cadillac Jack into those of the Company in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies of the acquired companies;

•	potential unknown liabilities and unforeseen increased expenses or delays associated with the acquisitions, including costs to integrate beyond current estimates; and

•	the disruption of, or the loss of momentum in, either the Company’s ongoing operations or inconsistencies in standards, controls, procedures and policies.

Any of these factors could adversely affect our ability to maintain relationships with our customers, suppliers, employees and other constituencies or our ability to achieve the anticipated benefits and synergies of the acquisition or could reduce our earnings or otherwise adversely affect our business and financial results and realizing their anticipated benefits after the acquisitions.

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

In addition, there can be no assurance regarding when or the extent to which we will be able to realize any anticipated financial or operational benefits, synergies or cost savings from these acquisitions. We may also incur greater costs than estimated to achieve all of the synergies and other benefits from an acquisition. Integration may also be difficult, unpredictable and subject to delay because of possible company culture conflicts and different opinions on technical decisions and product roadmaps. We may be required to integrate or, in some cases, replace, numerous systems, such as those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll, data privacy and security and regulatory compliance.

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

Further, changes in existing gaming regulations or new interpretations of existing gaming laws may hinder or prevent us from continuing to operate in those jurisdictions where we currently do business, which would harm our operating results. In particular, the enactment of unfavorable legislation or government efforts affecting or directed at manufacturers or gaming operators, such as referendums to increase gaming taxes or requirements to use local distributors, would likely have a negative impact on our operations. Gaming regulations in Mexico have not been formalized and although we believe that we are compliant with the current informal regulations, if there are changes or new interpretations of the regulations in that jurisdiction we may be prevented or hindered from operating our business in Mexico.

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

For the fiscal year ended December 31, 2015, we derived a significant amount of our revenue from participation agreements with Native American gaming operators. Because federally recognized Native American tribes are independent governments with sovereign powers, subject to the IGRA, Native American tribes can enact their own laws and regulate gaming operations and contracts. Native American tribes maintain their own governmental systems and often their own judicial systems and have the right to tax persons and enterprises conducting business on Native American lands. Native American tribes also often have the right to require licenses and to impose other forms of regulation and regulatory fees on persons and businesses operating on their lands. In the absence of a specific grant of authority by Congress, U.S. states may regulate activities taking place on Native American lands only if the Native American tribe has a specific agreement or compact with the state. Our contracts with Native American tribal customers normally provide that only certain provisions, if any, will be subject to the governing law of the state in which a Native American tribe is located. However, these choice-of-law clauses may not always be enforceable.

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

For the year ended December 31, 2015, approximately 20% of our gaming revenue was derived from one customer and approximately 40% of our revenue was generated from gaming operations in the state of Oklahoma.

For the year ended December 31, 2015, approximately 40% of our total revenue was derived from gaming operations in Oklahoma, and approximately 20% of our total gaming revenue was from one Native American gaming tribe in that state. The significant concentration of our revenue in Oklahoma means that local economic, regulatory and licensing changes in Oklahoma may adversely affect our business disproportionately to changes in national economic conditions, including adverse economic declines or slower economic recovery from prior declines. While we continue to seek to diversify the markets in which we operate, changes to our business, operations, game performance and customer relationships in Oklahoma, due to changing gaming regulations or licensing requirements, higher taxes, increased competition, declines in market revenue share percentages or otherwise, could have a material and adverse effect on or financial condition and results of operations. In addition, changes in our relationship with our largest customer, including a decrease in revenue share, removal of gaming machines or non-renewal of contracts, could have a material and adverse effect on our financial condition and results of operations.

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

We rely on information technology and other systems to maintain and transmit customer financial information. Our information and processes are exposed to the ever-changing threat of compromised security, in the form of a risk of potential breach, system failure, computer virus, or unauthorized or fraudulent use by customers, company employees, or employees of third party vendors. The steps we take to deter and mitigate these risks may not be successful, and any resulting compromise or loss of data or systems could adversely impact, operations or regulatory compliance and could result in remedial expenses, fines, litigation, and loss of reputation, potentially impacting our financial results.

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

So long as Messrs. Rowan and Sambur continue to control our Class A Shares and control the election of our board of directors, which currently consists of Mr. Sambur, they have the authority, subject to the terms of the agreements that govern our outstanding debt, to issue additional shares of stock, implement share repurchase programs, declare dividends, pay advisory fees and make other decisions, and they may have an interest in our doing so. Their interests could conflict with the interests of holders of our Class B Shares in material respects. Furthermore, Mr. Rowan is affiliated with Apollo, which is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us, as well as businesses that represent major customers of our businesses. Accordingly, so long as Mr. Rowan continues to control our outstanding Class A Shares, Apollo’s interests could also conflict with our interests or the interests of holders of our Class B Shares in material respects.

We are dependent on our suppliers and any failure of these parties to meet our performance and quality standards or requirements could cause us to incur additional costs or lose customers.

The manufacturing, assembling and designing of our electronic gaming machines depends upon a continuous supply of raw materials, such as source cabinets, which we currently source primarily from a limited number of suppliers. If our current suppliers are unable to deliver these items in the quantity required or in accordance with our standards of quality and we are unable to find an alternative supplier in a timely fashion or on reasonable terms, we may not be able to meet the demands of our customers or our contractual obligations, which would adversely affect our results of operations and business.

Continued operation and our ability to service several of our installed gaming machines depends upon our relationships with service providers, and changes in those relationships could negatively impact our business.

We operate several gaming machines that utilize third party software for which we do not own or control the underlying software code.  Further, we enter into arrangements with third party vendors, from time to time, for the provision of services related to development and operation of our products. Consequently, our operations, growth prospects and future revenues could be dependent on our continued relationships with third party vendors. While we have historically maintained good relationships with third party vendors, our business would suffer if we are unable to continue these relationships in the future.  Our third party vendors may have economic or business interests or goals that are inconsistent with our interests and goals, take actions contrary to our objectives or policies, undergo a change of control, experience financial and other difficulties or be unable or unwilling to fulfill their obligations under our arrangements.  The failure to avoid or mitigate the risks described above or other risks associated with such arrangements could have a material adverse effect on our results of operations, cash flows and financial condition.

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

We operate in jurisdictions outside of the United States, principally in Mexico and on tribal lands of Native American tribes. The developments noted below, among others, could adversely affect our financial condition and results of operations:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We currently lease the following properties:

Location	Purpose	Square footage
5475 S. Decatur Blvd. #100, Las Vegas, NV.	Corporate headquarters, manufacturing and warehousing	42,964
308 Anthony Ave., Oklahoma City, OK.	Administrative offices, manufacturing and warehousing	66,661
1840 Industrial Dr., Suite 180, Libertyville, IL.	Administrative offices and warehousing	1,250
1531 Imhoff Drive, Lake in the Hills, IL.	Administrative offices and warehousing	2,400
2450 Satellite Boulevard, Duluth, GA.	Administrative offices, research and development manufacturing and warehousing	102,862
11401 Century Oaks Terrace, Austin, TX.	Administrative offices and warehousing	2,951
433 Airport Blvd. #323, Burlingame, CA.	Administrative offices	1,960
Kiryat Atidim Building 7 Tel Aviv, ISR	Administrative offices	1,884
Jaime Balmes No. 8, office no. 204, Colonia Los Morales Polanco, Mexico City, MEX	Administrative offices and warehousing	8,154

In addition to those listed above, we lease a number of additional properties in the U.S. and internationally that support our operations.

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

Recent Sales of Unregistered Securities

On August 30, 2013, in anticipation of our acquisition of AGS Capital, we issued 100 shares of our initial common stock to Apollo Gaming Holdings, L.P. See Item 7. “Acquisitions and Divestitures.” 10,000,000 Class A Shares were subsequently issued to Apollo Gaming Holdings L.P. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act, as they were transactions by an issuer that did not involve a public offering of securities. On April 28, 2014, upon receipt of all required governmental regulatory approvals, we exchanged the 10,000,000 Class A Shares held by Apollo Gaming Holdings, L.P. for 10,000,000 Class B Shares, and we issued all 100 of our Class A Shares to AP Gaming VoteCo, LLC. On May 29, 2015, we issued an additional 4,931,529 Class B Shares to our controlling stockholder for total proceeds of $77.4 million.

ITEM 6. SELECTED FINANCIAL DATA.

The Company, along with its subsidiaries shown in Exhibit 21.1, were formed for the purpose of acquiring 100% of the equity interests of AGS Capital, LLC. The selected financial data presented below has been derived from the audited financial statements for the years ended December 31, 2015 and 2014, the period from December 21, 2013 through December 31, 2013 (the “Successor Period”), and the period from January 1, 2013 to December 21, 2013 (the “Predecessor Period”).

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

	Successor			Predecessor
	Year ended December 31, 2015	Year ended December 31, 2014	Period December 21, 2013 through December 31, 2013	Period January 1, 2013 through December 20, 2013

Consolidated Statement of Operations Data:
Revenues	$123,292	$72,140	$1,953	$56,461
Loss from operations	(29,439)	(8,421)	(7,623)	(11,804)
Net loss	(38,545)	(28,376)	(8,156)	(42,176)
Total comprehensive loss	(40,644)	(28,087)	(8,157)	(42,144)
Basic and diluted loss per common share:
Basic	$(2.98)	$(2.84)	$(0.82)	—
Diluted	$(2.98)	$(2.84)	$(0.82)	—

	Successor
	As of December 31,
	2015	2014	2013
Consolidated Balance Sheet Data:
Total assets	$718,977	$256,152	$253,828
Total liabilities	618,440	192,396	161,985
Total stockholders’ equity/member’s deficit	100,537	63,756	91,843

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a leading designer and supplier of gaming products and services for the gaming industry. The Company is a leader in the Class II Native American and Mexican gaming jurisdictions and has expanded its product lines to include Class III Native American, commercial and charity jurisdictions. We supply electronic gaming machines (“slot machines”), server-based systems and back-office systems that are used by casinos and various gaming locations. Over the past 18 months, the Company has significantly broadened and diversified its product portfolio through both organic development and strategic acquisitions. We launched a new table products division in mid-2014 to provide live felt table games to casino operators. Through the acquisition of Cadillac Jack (defined below in “Acquisitions and Divestitures”) in May 2015, we greatly expanded our games library and slot machine offerings. The Company also acquired online developer Gamingo Limited (defined below in “Acquisitions and Divestitures”) in June 2015, expanding its offerings to include interactive products such as social casino games, available to play on desktop and mobile devices.

As of December 31, 2015, we had approximately 19,250 slot machine units installed under revenue sharing or fee per day agreements, approximately 10,500 of which are attributable to the inclusion of Cadillac Jack. The majority of our systems are used by Native American gaming operators in both Class II and Class III jurisdictions as well as commercial casinos in Mexico. We currently derive a substantial portion of our gaming revenues from lease agreements whereby we place slot machines and systems at a customer’s facility in return for either a share of the revenues that these machines and systems generate or a daily fee, which we collectively refer to as “participation agreements” and as our “participation model.”

Business Outlook

During 2008 and 2009, and into 2010, the poor macro-economic environment had a negative impact on consumer discretionary spending. As a result, the U.S. gaming industry experienced its first ever year-over-year declines in gross gaming revenue in 2008 and 2009. While the recessionary pressures were felt in most markets, the core destination markets of the Las Vegas Strip and Atlantic City were among the hardest hit due to the negative effects of both the recession and increased regional competition, while other commercial markets and the Native American markets were not as adversely impacted. During 2010, we began to see improvements in regional commercial gaming jurisdictions, which have continued through 2015.

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
Our revenues are impacted by the following key factors:

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
Variations in our selling, general and administrative expenses, or SG&A, and research and development, or R&D are primarily due to changes in employment and salaries and related fringe benefits.

Basis of Presentation

References to “Successor” refer to the Company on or after December 21, 2013. References to “Predecessor” refer to AGS Capital, LLC on or before December 20, 2013. The accompanying consolidated statements of operations and comprehensive loss, changes in stockholders’ equity/member’s deficit and cash flows for the year ended December 31, 2013 are presented for two periods: the Predecessor Period and the Successor Period for the Company. The Predecessor Period reflects the historical accounting basis in the Predecessor’s assets and liabilities, while the Successor Period reflects assets and liabilities at fair value by allocating the Company’s enterprise value to its assets and liabilities pursuant to accounting guidance related to business combinations.

We refer to the year ended December 31, 2013 results as the “2013 Combined Period,” derived from the summation of the results of AP Gaming for the Successor Period and AGS Capital for the Predecessor Period. The discussion of our results of operations contains a comparison of our results for the year ended December 31, 2015 and 2014, and the results of the 2013 Combined Period. The application of accounting guidance related to business combinations did not materially affect the Company’s continuing operations; however the years ended December 31, 2015, 2014 and the 2013 Combined Period may yield results that are not fully comparable on a period-by-period basis, particularly with respect to depreciation, amortization, interest income and interest expense. The combined presentation does not comply with generally accepted accounting principles in the United States (“GAAP”) or with the rules of the SEC for pro forma presentation; however, it is presented because we believe it is the most meaningful comparison of our results between periods.

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

C2 Gaming, LLC acquisition

On May 6, 2014, a wholly owned subsidiary of the Company entered into an agreement to purchase 100% of the equity of C2 Gaming, LLC (“C2 Gaming”) for $23.3 million in cash, subject to terms outlined in the Equity Purchase Agreement dated May 6, 2014 (“C2 Acquisition Agreement”). The acquisition was funded by an initial cash payment and an agreement to pay the sellers $9.0 million on the one-year anniversary of the closing of the acquisition, which was paid during the quarter ended June 30, 2015. The acquisition also included an amount of contingent consideration of $3.0 million that was payable upon the satisfaction of certain milestones, including the submission and approval of video slot platforms to various jurisdictions as outlined in the C2 Acquisition Agreement. During the year ended December 31, 2014, the Company paid $0.5 million of the contingent consideration. In May 2015, the C2 Acquisition Agreement was amended to reduce the remaining contingent consideration liability of $2.5 million to $2.1 million and to acknowledge that the milestones of the C2 Acquisition Agreement were satisfied. In July 2015, the Company paid $1.0 million of the contingent consideration, reducing the balance to $1.1 million, which was paid in January 2016.

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

Gamingo Limited

On June 15, 2015, the Company purchased 100% of the equity of Gamingo Limited (formerly known as “RocketPlay”, currently known as “AGSi”), a leading gaming company developing social casino titles for mobile devices. With primary offices in San Francisco and Tel Aviv, AGSi’s flagship product, Lucky Play Casino, gives players a casino-quality experience with slots, table games, tournaments, and live events. The total consideration of $8.8 million includes an estimated $5.0 million of contingent consideration that is payable based on the operating results of AGSi during a twelve-month measurement period that will end no later than December 2016. The amount of the contingent consideration recorded was estimated at the purchase date and is subject to change based on changes in the estimated operating results of AGSi and has been recorded in other long-term liabilities in the consolidated balance sheet.

Intellectual Property Acquisitions

During the quarter ended September 30, 2015, the Company acquired certain intangible assets related to the purchase of table games and table game related intellectual property. Some of the acquisitions were accounted for as an acquisition of a business and the assets acquired and liabilities assumed were measured based on our preliminary estimates of their fair values at the acquisition dates. The estimated fair values of assets acquired and liabilities assumed and resulting goodwill are subject to adjustment as we finalize our fair value analysis. The total consideration of $10.0 million includes an estimated $1.5 million of contingent consideration that is payable periodically based on a percentage of product revenue earned on the related table games. The amount of the contingent consideration recorded was estimated at the purchase date and is subject to change based on changes in the estimated product revenue and has been recorded in other long-term liabilities in the consolidated balance sheet.

Results of Operations
Year Ended December 31, 2015 compared to the Year Ended December 31, 2014
The following tables set forth certain selected audited consolidated financial data for the periods indicated (in thousands, except key performance indicators):

	Year ended December 31,		$	%
	2015	2014	Change	Change
Consolidated Statements of Operations:
Gaming operations	$117,013	$68,981	48,032	69.6%
Equipment sales	6,279	3,159	3,120	98.8%
Total revenues	123,292	72,140	51,152	70.9%
Operating expenses
Cost of gaming operations	23,291	14,169	9,122	64.4%
Cost of equipment sales	1,548	1,607	(59)	(3.7)%
Selling, general and administrative	40,088	19,456	20,632	106.0%
Research and development	14,376	4,856	9,520	196.0%
Write downs and other charges	11,766	7,068	4,698	66.5%
Depreciation and amortization	61,662	33,405	28,257	84.6%
Total operating expenses	152,731	80,561	72,170	89.6%
Loss from operations	(29,439)	(8,421)	(21,018)	249.6%
Interest expense	41,642	17,235	24,407	141.6%
Interest income	(82)	(42)	(40)	95.2%
Other expense	3,635	573	3,062	534.4%
Loss before income taxes	(74,634)	(26,187)	(48,447)	185.0%
Income tax benefit (expense)	36,089	(2,189)	38,278	(1,748.7)%
Net loss	$(38,545)	$(28,376)	(10,169)	35.8%

Key Performance Indicators:
Slot install base	19,251	8,735	10,516	120.4%
Slot revenue per day	$20.93	$21.23	$(0.30)	(1.4)%
Slot units sold	203	255	(52)	(20.4)%

Total Revenues

The inclusion of revenue from Cadillac Jack and AGSi increased total revenues by $46.1 million and $2.0 million, respectively, for the year ended December 31, 2015, compared to the prior year period. The increase in the slot install base was primarily due to the inclusion of Cadillac Jack, which accounted for approximately 10,500 units. The remaining increase in revenues was driven by improved game performance and a 150% increase in the install base of our Big Red slot machine that runs on our Colossal platform, which have historically been our best performing games. Slot revenue per day decreased in total, which is primarily attributable to the inclusion of the Cadillac Jack’s Mexico install base at lower revenues per day than the Company’s historical install base has returned.

Operating Expenses

Cost of gaming operations. The inclusion of Cadillac Jack and AGSi increased the cost of gaming operations expenses by $8.5 million and $0.6 million, respectively, for the year ended December 31, 2015, compared to the prior year period.

Selling, general and administrative. The inclusion of Cadillac Jack and AGSi increased selling, general and administrative expenses by $9.3 million and $3.1 million, respectively, for the year ended December 31, 2015, compared to the prior year period. The remaining increase is primarily due to increases in professional fees of $3.7 million. The increase is also attributable to payroll and related expenses of $2.2 million driven by increased headcount for corporate operations and our new table games division, trade shows and marketing expenses increased $1.0 million driven by our new table games division and increases in rent expense of $0.6 million related to our new corporate headquarters in Las Vegas and our new facility in Oklahoma City.

Research and development. The increase in research and development costs was primarily due to the inclusion of Cadillac Jack and AGSi, which accounted for $8.9 million and $0.8 million of the increase, respectively, for the year ended December 31, 2015, compared to the prior year period, offset by decreased headcount.

Write downs and other charges. During the year ended December 31, 2015, the Company recognized $11.8 million in write-downs and other charges primarily related to acquisition charges of $8.2 million. The Company also recognized an impairment to intangible assets of $3.4 million related to game titles and write-offs related to prepaid royalties of $1.3 million, losses from the disposal of assets of $1.3 million and the impairment of long-lived assets of $0.2 million, partially offset by net write downs of primarily contingent consideration $2.7 million that is described in Note 2 of our consolidated financial statements.

During the year ended December 31, 2014, the Company recognized $7.1 million in write-downs and other charges primarily related to acquisition charges of $2.8 million, losses from the disposal of assets of $1.9 million, an impairment to intangible assets of $1.4 million and the impairment of long-lived assets of $0.8 million.

Depreciation and amortization. The increase in depreciation and amortization was primarily due to the inclusion of Cadillac Jack and AGSi, which accounted for $26.7 million and $1.0 million, respectively, for the year ended December 31, 2015, compared to the prior year period. The remaining increase was due to an increase in capital expenditures during 2014.

Other Expense (Income), net

Interest expense. The increase is primarily attributed to the increase in the principal amounts outstanding under the senior secured credit facilities and the issuance ofsenior secured PIK notes during the year ended December 31, 2015, compared to the prior year period. The proceeds of the incremental term loans and PIK notes were used primarily to pay the consideration for the Cadillac Jack acquisition.

Other expense. The increase in other expense was primarily due to the inclusion of Cadillac Jack, which accounted for $2.8 million for the year ended December 31, 2015, compared to the prior year period. The remaining increase was due to unfavorable changes in foreign currency exchange rates.

Income Taxes

The Company's effective income tax rate for the year ended December 31, 2015, was a benefit of 48.4%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the year ended December 31, 2015, was primarily due to the income tax benefit recorded from the reversal of our valuation allowance on deferred tax assets as a result of the net deferred tax liabilities assumed in the Cadillac Jack acquisition. The Company's effective income tax rate for the year ended December 31, 2014 was an expense of 8.4%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the year ended December 31, 2014 was primarily due to valuation allowance considerations and amortization of indefinite life intangibles.

Year Ended December 31, 2014 compared to the Combined Year Ended December 31, 2013

The following tables set forth certain selected audited consolidated financial data for the periods indicated (in thousands, except key performance indicators):

	Year ended December 31,		$	%
	2014	2013	Change	Change
Consolidated Statements of Operations:
Gaming operations	$68,981	$56,856	12,125	21.3%
Equipment sales	3,159	1,558	1,601	102.8%
Total revenues	72,140	58,414	13,726	23.5%
Operating expenses
Cost of gaming operations	14,169	12,321	1,848	15.0%
Cost of equipment sales	1,607	893	714	80.0%
Selling, general and administrative	19,456	15,150	4,306	28.4%
Research and development	4,856	3,092	1,764	57.1%
Write downs and other charges	7,068	17,795	(10,727)	(60.3)%
Depreciation and amortization	33,405	28,590	4,815	16.8%
Total operating expenses	80,561	77,841	2,720	3.5%
Loss from operations	(8,421)	(19,427)	11,006	(56.7)%
Interest expense	17,235	17,601	(366)	(2.1)%
Interest income	(42)	(1,410)	1,368	(97.0)%
Loss on debt retirement	—	14,661	(14,661)	(100.0)%
Other expense (income)	573	(1)	574	(57,400.0)%
Loss before income taxes	(26,187)	(50,278)	24,091	(47.9)%
Income tax benefit (expense)	(2,189)	(54)	(2,135)	3,953.7%
Net loss	$(28,376)	$(50,332)	21,956	(43.6)%

Key Performance Indicators:
Slot install base	8,735	5,137	3,598	70.0%
Slot revenue per day	$21.23	$20.36	$0.87	4.3%
Slot units sold	255	123	132	107.3%

Total Revenues

The increase in total revenue in 2014 compared to 2013 is due to increases in gaming operations revenue and equipment sales. The increase in gaming revenue was partially a result of increased distribution of C2 Gaming platform and content after the acquisition of C2 Gaming, expansion of our operations into the Illinois market and a $3.8 million decrease in the accretion of lease incentives that were recorded as contra revenue for the 2013 Combined Period. The lease incentives were written off in the AGS Capital Acquisition. Equipment sales increased due to an additional 132 units sold in 2014 compared to the prior year period.

Operating Expenses

Gaming operating expenses. The increase in gaming operating expenses is commensurate with the increase in gaming operations revenue. Gaming operating expenses as a percentage of gaming operations revenue was 20.5% for the year ended December 31, 2014 compared to 21.7% for the 2013 Combined Period.

Selling, general and administrative. The increase is primarily due to a $2.4 million increase in payroll and related expenses, $2.0 million increase in legal and professional fees, $0.2 million increase in property taxes, $0.2 million increase in rent expense offset by a $0.6 million reduction of bad debt expense.

Research and development. Increase was driven by increased severance costs and fees related to the closing of our Toronto operations.

Write down and other charges. During the year ended December 31, 2014, the Company recognized $7.1 million in write-downs and other charges primarily related to acquisition charges of $2.8 million, losses from the disposal of assets of $1.9 million, an impairment to intangible assets of $1.4 million and the impairment of long-lived assets of $0.8 million.

For the Successor Period ending December 31, 2013, the Company recognized $7.5 million in write-downs and other charges for fees related to the AGS Capital Acquisition. For the Predecessor Period, the Company recognized $10.3 million in write downs and other charges that primarily consisted of $3.9 million in fees related to the AGS Capital Acquisition, $3.3 million related to the impairment of long-lived assets, $1.7 million related to the impairment of intangible assets, $0.5 million related to the write-down of phantom unit compensation and $0.3 million for consulting fees paid to a related party.

Depreciation and amortization. The increase is primarily due to the step-up in fair value attributed to the tangible and intangible assets recognized in connection with the AGS Capital Acquisition and a significant increase in intangible assets and gaming equipment as a result of the acquisition of C2 Gaming in May 2014.

Other Expense (Income), net

Interest expense. The decrease is primarily attributed to the decreased interest rate associated with the term loan facility versus the debt of the Predecessor, partially offset by an increase in the outstanding principal balance at December 31, 2014, under our term loan and revolving facilities.

Interest income. The decrease in interest income was the result of notes receivable being retained by the Predecessor in connection with the AGS Capital Acquisition.

Income Taxes

The Company's effective income tax rate for the year ended December 31, 2014, was an expense of 8.4%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the year ended December 31, 2014, was primarily due to valuation allowance considerations and amortization of indefinite life intangibles. The Company's effective income tax rate for the year ended December 31, 2013 was an expense of 0.7%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the year ended December 31, 2013 was primarily due to valuation allowance considerations and amortization of indefinite life intangibles.

LIQUIDITY AND CAPITAL RESOURCES

We expect that primary ongoing liquidity requirements for the year ended December 31, 2016 will be for operating capital expenditures of between $20 million and $30 million, working capital, debt servicing, game development and other customer acquisition activities. We expect to finance these liquidity requirements through a combination of cash on hand and cash flows from operating activities.

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

As of December 31, 2015, we had $35.7 million in cash and cash equivalents and $40.0 million available under our revolving credit facility. Based on our current business plan, we believe that our existing cash balances, cash generated from operations and availability under the revolving credit facility will be sufficient to meet our anticipated cash needs for at least the next twelve months. As of December 31, 2015, we are in compliance with the the required covenants of our debt instruments, including the maximum net first lien leverage ratio. However, our future cash requirements could be higher than we currently expect as a result of various factors. Our ability to meet our liquidity needs could be adversely affected if we suffer adverse results of operations, or if we violate the covenants and restrictions to which we are subject under our debt instruments. Additionally, our ability to generate sufficient cash from our operating activities is subject to general economic, political, regulatory, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under our existing credit facility in an amount sufficient to enable us to pay our service or repay our indebtedness or to fund our other liquidity needs, and we may be required to seek additional financing through credit facilities with other lenders or institutions or seek additional capital through private placements or public offerings of equity or debt securities.

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

The senior secured credit facilities are guaranteed by AP Gaming Holdings, LLC, the AP Gaming I, LLC’s (the “Borrower”) material, wholly owned domestic subsidiaries (subject to certain exceptions), and are secured by a pledge by AP Gaming Holdings, LLC of the Borrower’s equity interest directly held by AP Gaming Holdings, LLC and a pledge of substantially all of the existing and future property and assets of the Borrower and the subsidiary guarantors, subject to certain exceptions. The senior secured credit facilities require that the Borrower maintain a maximum net first lien leverage ratio set at a maximum of 5.5 to 1 beginning with the first quarter ending June 30, 2014. The senior secured credit facilities contain limitations on additional indebtedness, guarantees, incurrence of liens, investments and distributions, as defined. The senior secured credit facilities also contain customary events of default included in similar financing transactions, including, among others, failure to make payments when due, default under other material indebtedness, breach of covenants, breach of representations and warranties, involuntary or voluntary bankruptcy, and material judgments. The Company was in compliance with the covenants of the senior secured credit facilities at December 31, 2015.

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

Interest on the Notes will accrue at a rate of 11.25% per annum. The Company may elect to pay interest due on the Notes in cash, by increasing the principal of the outstanding Notes or by issuing new Notes (“PIK interest”) for the entire amount of the interest payment or by paying interest partially in cash and partially in PIK interest. Interest on the Notes will accrue from the date of issuance and will be payable on the dates described in more detail in the agreement.  The Notes will mature on May 28, 2021.  The net proceeds of the Notes were used primarily to finance the acquisition of Cadillac Jack.

The Notes contain limitations on additional indebtedness, guarantees, incurrence of liens, investments and distributions, as defined. The Notes also contains customary events of default included in similar transactions, including, among others, failure to make payments when due, acceleration of other material indebtedness, breach of covenants, breach of representations and warranties, involuntary or voluntary bankruptcy, and material judgments. At December 31, 2015, the Notes totaled $119.3 million, which includes capitalized interest of $7.6 million.

Seller notes

On December 20, 2013, the Company issued two promissory notes (the “AGS Seller Notes”) to AGS Holdings, LLC, in the amounts of $2.2 million and $3.3 million, to satisfy the conditions set forth in the Acquisition Agreement. At December 31,

2015, notes payable related to the AGS Seller Notes totaled $6.5 million, which includes capitalized interest of $1.0 million. The AGS Seller Notes accrue interest on the unpaid principal balance at 8.5% per annum and shall be payable semi-annually in arrears on June 30 and December 31, commencing on June 30, 2014. Any interest accrued and payable on any interest payment date will be paid by capitalizing such interest and adding it to (and thereby increasing) the outstanding principal amount of this AGS Seller Notes. All principal and interest under the AGS Seller Notes is due and payable on June 18, 2021, the maturity date. The Company may prepay from time to time all or any portion of the outstanding principal balance due under the AGS Seller Notes.

On May 29, 2015, the Company issued a promissory note to Amaya Inc. (the “Amaya Seller Note”) with an initial principal amount of $12.0 million to satisfy the conditions set forth in the stock purchase agreement for the Cadillac Jack Acquisition. The Amaya Seller Note accrues interest on the unpaid principal amount at 5.0% per annum and is payable semi-annually on June 30 and December 31 (and on May 29, 2023, the maturity date of the note), commencing on June 30, 2015. All interest accrued and payable on any interest payment date will be paid by capitalizing such interest and adding it to (and thereby increasing) the outstanding principal amount of the Amaya Seller Note. All principal under the note is due and payable on May 29, 2023.  The Amaya Seller Note is required to be prepaid under certain circumstances described in more detail in the note agreement. The Company may prepay from time to time all or any portion of the outstanding principal balance due under the Amaya Seller Note.  The Amaya Seller Note includes certain covenants and events of default that are customary for instruments of this type. At December 31, 2015, the Amaya Seller Note totaled $12.4 million, which includes capitalized interest of $0.4 million.

Equipment Long Term Note Payable and Capital Leases

The Company has entered into a financing agreement to purchase certain gaming devices, systems and related equipment and has entered into leases for servers and equipment that are accounted for as capital leases.

The following table summarizes our historical cash flows (in thousands):

	Year ended December 31,
	2015	2014	2013(1)
Cash Flow Information:
Net cash provided by operating activities	$9,403	$12,482	$388
Net cash used in investing activities	(401,850)	(33,922)	(243,320)
Net cash provided by financing activities	417,547	9,860	257,771
Effect of exchange rates on cash and cash equivalents	(58)	518	358
Increase (decrease) in cash and cash equivalents	$25,042	$(11,062)	$15,197
(1) 2013 balances represent the Combined period ended December 31, 2013.

Operating activities

The Company has historically produced a loss from operations, which is primarily due to the capital nature of the business and the resulting depreciation and amortization expense. For the year ended December 31, 2015, net cash provided by operating activities was $9.4 million compared to $12.5 million for the year ended ended December 31, 2014, representing a decrease of $3.1 million. The decrease is primarily due to an $18.5 million decrease in income from operating activities excluding non-cash expenses, partially offset by an increase in net working capital fluctuations. The increased use of cash for operating activities in the period is primarily related to the transaction related expenses for the Cadillac Jack and AGSi acquisitions.

Net cash provided by operating activities increased $12.1 million for the year ended ended December 31, 2014 compared to the Combined Period. The increase was due to a decrease of $8.1 million in loss from operations excluding non-cash expenses and an increase of $4.0 million as a result of changes in net working capital.

Investing activities

Net cash used in investing activities for the year ended December 31, 2015, was $401.9 million compared to $33.9 million for the year ended December 31, 2014, representing an increase of $367.9 million. The increase was primarily due to the acquisition of Cadillac Jack, AGSi and table games related IP for $374.3 million, net of cash acquired. Purchases of property and equipment increased by $5.5 million, which was partially offset by a decrease in the purchase of intangible assets of $3.2 million.

Net cash used in investing activities decreased $209.4 million for the year ended ended December 31, 2014 compared to the Combined Period. The decrease was primarily due to $215.0 million in cash paid for the AGS Capital Acquisition in the Successor Period and a decrease of $11.7 million in purchases of gaming equipment, vehicles and other equipment, partially offset by $11.8 million in cash paid for the C2 Gaming acquisition in 2014 and an increase of $4.9 million in purchases of intangible assets.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2015 increased $407.7 million to $417.5 million compared to $9.9 million for the same period in 2014. The increase was primarily due to the increase in the senior secured credit facilities of $265.0 million in incremental term loans entered into on May 29, 2015, the issuances of $115.0 million in senior secured PIK notes, cash provided by the issuance of common stock of $77.4 million, partially offset by a net pay down of the revolving credit facility of $10.0 million, payments for previous acquisition obligations of $10.0 million, $3.8 million paid in deferred financing costs associated with the issuance of new debt and payments on debt of $4.7 million.

Net cash provided by financing activities decreased $247.9 million for the year ended December 31, 2014 compared to the Combined Period. The decrease was primarily due to a decrease of $146.9 million in borrowings, a decrease of $244.1 million in capital contributions from the issuance of common stock, partially offset by a decrease in debt payments of $134.9 million and a decrease in payments of deferred loan costs of $6.2 million.

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

Significant Accounting Policies and Critical Estimates

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Accordingly, we are required to make estimates incorporating judgments and assumptions we believe are reasonable based on our historical experience, contract terms, trends in our company and the industry as a whole, as well as information available from other outside sources. Our estimates affect amounts recorded in our consolidated financial statements and there can be no assurance that actual results will not differ from initial estimates. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Our accounting policies are more fully described in Note 1 to the consolidated financial statements, Description of Business and Summary of Significant Accounting Policies.

We consider the following accounting policies to be the most important to understanding and evaluating our financial results. These policies require management to make subjective and complex judgments that are inherently uncertain or variable.

Management considers an accounting estimate to be critical if:

•	It requires assumptions to be made that were uncertain at the time the estimate was made, and

•	Changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operation or financial condition.

Business Combinations

We apply the provisions of ASC 805, Business Combinations, in the accounting for acquisitions. It requires that we recognize separately from goodwill the assets acquired and the liabilities assumed, at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Significant estimates and assumptions are required to value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable. These estimates are inherently uncertain and subject to refinement and typically include the calculation of an appropriate discount rate (Assumption #1) and projection of the cash flows (Assumption #2) associated with each acquired asset. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. In addition, deferred tax assets, deferred tax liabilities, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly based upon facts and circumstances that existed as of the acquisition date and any adjustments to its preliminary estimates are recorded to goodwill if identified within the measurement period. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

Assumptions/Approach used for Assumption #1: Fair value of identifiable tangible and intangible assets is based upon forecasted revenues and cash flows as well as the selected discount rate. In determining the appropriate discount rate, we incorporate assumptions regarding capital structure and return on equity and debt capital consistent with peer and industry companies.

Effect if Different Assumptions used for Assumption #1: Valuation of identifiable tangible and intangible assets requires judgment, including the selection of an appropriate discount rate. While we believe our estimates used to select an appropriate discount rate, different assumptions could materially affect the measurement of fair value. If the selected discount rates are inaccurate for individual assets, the allocation of the purchase price, including the excess purchase price allocated to goodwill, may be inaccurate.

Assumptions/Approach used for Assumption #2: Fair value of identifiable tangible and intangible assets is based upon forecasted revenues and cash flows. In developing estimated cash flows, we incorporate assumptions regarding future performance, including estimations of revenues, costs, and capital expenditures.

Effect if Different Assumptions used for Assumption #2: Valuation of identifiable tangible and intangible assets requires judgment, including estimations of cash flows, and determinations of fair value. While we believe our estimates of future cash flows are reasonable, different assumptions could materially affect the measurement of fair value. If the estimated cash flows are inaccurate for individual assets, the allocation of the purchase price, including the excess purchase price allocated to goodwill, may be inaccurate.

Revenue Recognition

We evaluate the recognition of revenue based on the criteria set forth in the accounting guidance as more fully described in Note 1 to the consolidated financial statements, which contains a description of our revenue recognition policy for our revenue streams.

Judgment is often required to determine whether an arrangement consists of multiple deliverables, whether the delivered item has value to the customer on a standalone basis and, if applicable, management’s estimated selling price used to allocate the arrangement fee to each deliverable. The fair value of the undelivered elements is deferred and the remaining portion is allocated to the delivered item and is recognized as revenue. Such determination affects the timing of revenue recognition. We evaluate the primary use and functionality of each deliverable in determining whether a delivered item has standalone value and qualifies as a separate unit of accounting.

Judgment is required to determine whether there is sufficient history to prove assurance of collectability and whether pricing is fixed or determinable. Other factors considered include the nature of our customers, our historical collection experience with the specific customer, the terms of the arrangement and the nature of the product being sold. Our product sales contracts do not include specific performance, cancellation, termination or refund-type provisions.

Determining whether certain of our products are within the scope of software revenue recognition and whether the software and non-software elements of these products function together to deliver the essential functionality can require judgment. Our determination dictates whether general revenue recognition guidance or software revenue recognition guidance applies and could impact the timing of revenue recognition.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts related to our accounts and notes receivable deemed to have a high risk of collectability. We review our receivables on a monthly basis to determine if any receivables will potentially be uncollectible. We analyze historical collection trends and changes in our customers’ payment patterns, customer concentration and credit worthiness when evaluating the adequacy of our allowance for doubtful accounts (Assumption #1). A large percentage of receivables are with Native American tribes that have their reservations and gaming operations in the state of Oklahoma, and we have concentrations of credit risk with several tribes. We include any receivable balances that are determined to be uncollectible in our overall allowance for doubtful accounts. Changes in our assumptions or estimates reflecting the collectability of certain accounts could materially affect our allowance for both trade and notes receivable.

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

Property and Equipment

The cost of property and equipment, consisting of gaming machines, file servers and other support equipment as well as leasehold improvements, office and other equipment, is depreciated over their estimated useful lives, using the straight-line method. Repairs and maintenance costs are expensed as incurred. We routinely evaluate the estimated lives used to depreciate assets (Assumption #1). Upon the occurrence of a triggering event, we measure recoverability of assets to be held and used by comparing the carrying amount of an asset to future cash flows expected to be generated by the asset (Assumption #2). Our policy is to impair, when necessary, excess or obsolete gaming terminals on hand that we do not expect to be used. Impairment is based upon several factors, including estimated forecast of gaming terminal demand for placement into casinos.

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

Assumptions/Approach used for Assumption #2: When we identify a triggering event, we estimate cash flows directly associated with the use of the gaming equipment to test recoverability and remaining useful lives based upon forecasted product revenues and cash flows. In developing estimated cash flows, we incorporate assumptions regarding future performance, including estimations of win per day and estimated units. When the carrying amount exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the asset, we then compare the carrying amount to its current fair value. We recognize an impairment loss if the carrying amount of the asset exceeds its fair value.

Effect if Different Assumptions used for Assumption #2: Impairment testing requires judgment, including estimates of cash flows, and determinations of fair value. While we believe our estimates of future revenues and cash flows are reasonable, different assumptions could materially affect the measurement of useful lives, recoverability and fair value. If actual cash flows fall below initial forecasts, we may need to record additional amortization and/or impairment charges.

Valuation of Intangible Assets and Goodwill

We group our intangible assets at the lowest level for which there are identifiable cash flows The nature of our intangible assets is primarily described as follows:

•
Trade and brand names - intangible assets related to business and corporate trade names that were purchase in business acquisitions as well as the brand names of product franchise titles. This category includes both definite- and indefinite-lived intangible assets.

•	Customer relationships – intangible assets that represent primarily the value that has been assigned to customer relationships as a result of business acquisitions.

•
Contract rights under development and placement fees - intangible assets that relate to payments made to customers to secure floor space under lease agreements for out gaming machines and to a lesser extent we record intangible assets from the discounts on development notes receivable loans that have been extended to customers at interest rates that are deemed below market in exchange for a fixed number of gaming terminal placements in the customer’s facility.

•
Gaming software and technology platforms – these intangible assets represent software development costs that are capitalized once technological feasibility has been established and are amortized when the software is placed into service. Any subsequent software maintenance costs, such as bug fixes and subsequent testing, are expensed as incurred. Discontinued software development costs are expensed when the determination to discontinue is made. This category also includes the game content libraries and technology platforms that were purchased as part of business acquisitions.

•	Intellectual property – these intangible assets represent the platform and titles acquired through business acquisitions and stand alone purchases of patents and related technology.

Definite-lived Intangible Asset Impairment

The Company reviews its definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These indicators can include the loss of a key customer or jurisdiction or cancellation of a specific product line where there is no alternative future use for the intangible asset.

When the estimated undiscounted cash flows are not sufficient to recover the intangible asset’s carrying amount, an impairment loss is measured to the extent the fair value of the asset is less than its carrying amount.

Indefinite-lived Intangible Asset Impairment

The “American Gaming Systems” trade name has an indefinite useful life. We do not amortize the indefinite lived trade name, but instead test for possible impairment at least annually or when circumstances warrant. For the trade name and any other indefinite-lived intangible asset we can perform a qualitative assessment to determine if it is more likely than not that the fair value of the asset is less than its carrying amount. If we believe, as a result of our qualitative assessment, that it is more likely than not that the fair value of the asset is less than its carrying amount, a quantitative impairment test is required. The quantitative test compares the fair value of the asset to its carrying amount and any excess carrying amount over the fair value is recorded as an impairment loss.

Costs of Capitalized Computer Software

Internally developed gaming software represents our internal costs to develop gaming titles to utilize on our gaming terminals. Internally developed gaming software is stated at cost, which is amortized over the estimated useful lives of the software, using the straight-line method. Software development costs are capitalized once technological feasibility has been established and are amortized when the software is placed into service. Generally, the computer software we develop reaches technological feasibility when a working model of the computer software is available. After the product is complete and commercialized, any software maintenance costs, such as bug fixes and subsequent testing, are expensed as incurred. Discontinued software development costs are expensed when the determination to discontinue is made. Software developments costs are amortized over the expected life of the title or group of titles, if applicable, to amortization expense.

On a quarterly basis, or more frequently if circumstances warrant, we compare the net book value of our internally developed computer software to the net realizable value on a title or group of titles basis. The net realizable value is determined based upon certain assumptions, including the expected future revenues and net cash flows of the gaming titles or group of gaming titles utilizing that software, if applicable (Assumption #1).

Assumptions/Approach used for Assumption #1: We estimate the revenues and net cash flows from our internally developed software intangible on a product by product basis to compare net book value to net realizable value. In developing estimated revenues and cash flows, we incorporate assumptions regarding future performance, including estimations of win per day and estimated units. When the carrying amount exceeds the net realizable value, the excess is written off.

Effect if Different Assumptions used for Assumption #1: Determining net realizable value requires judgment, including estimations of forecasted revenue and cash flows. While we believe our estimates of future revenues and cash flows are reasonable, different assumptions could materially affect the measurement of net realizable value.

Goodwill

The excess of the purchase price of entities that are considered to be purchases of businesses over the estimated fair value of the assets acquired and the liabilities assumed is recorded as goodwill. Goodwill is reviewed for possible impairment annually on October 1 or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable (Assumption #1). The Company has the option to begin with a qualitative assessment, commonly referred to as Step 0, to determine whether it is more-likely-than-not that the reporting units fair value is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as the general economic environment, industry and market conditions, changes in key assumptions used since the most recently performed valuation and overall financial performance of the reporting units. If the Company determines the reporting unit is not at risk of failing the qualitative assessment no impairment testing is required. If the Company determines that it is at risk of failing the qualitative assessment, the Company is required to perform an annual goodwill impairment test, and depending upon the results of that measurement, the recorded goodwill may be written down and charged to results from operations when its carrying amount exceeds its estimated fair value.

Assumptions/Approach used for Assumption #1: In the first step of the goodwill impairment test, we estimate the fair value of our reporting units and compare that to the carrying value. Fair value is based upon forecasted product revenues and cash flows. In developing estimated cash flows, we incorporate assumptions regarding future performance, including estimations of revenues, costs, and capital expenditures. When the carrying amount exceeds fair value, we then compare the carrying amount of goodwill to the implied fair value of goodwill. We recognize an impairment loss if the carrying amount exceeds the implied fair value.

Effect if Different Assumptions used for Assumption #1: Impairment testing requires judgment, including estimations of cash flows, and determinations of fair value. While we believe our estimates of future cash flows are reasonable, different assumptions could materially affect the measurement of fair value. If actual cash flows fall below initial forecasts, we may need to record additional impairment charges.

Income Taxes

We conduct business globally and are subject to income taxes in U.S. federal, state, local, and foreign jurisdictions. Determination of the appropriate amount and classification of income taxes depends on several factors, including estimates of the timing and probability of realization of deferred income taxes, reserves for uncertain income tax positions and income tax payment timing.

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Taxes on income of our foreign subsidiaries are provided at the tax rates applicable to the tax jurisdictions in which they are located. Future tax benefits are recognized to the extent that realization of those benefits is considered more likely than not and a valuation allowance is established for deferred tax assets which do not meet this threshold.

The recoverability of certain deferred tax assets is based in part on estimates of future income and the timing of temporary differences, and the failure to fully realize such deferred tax assets could result in a higher tax provision in future periods.

We apply the accounting guidance to our uncertain tax positions and under the guidance, we may recognize a tax benefit from an uncertain position only if it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the issue. The amount recognized in the financial statements is the largest benefit that we believe has greater than a 50% likelihood of being realized upon settlement.

We are required to make significant judgments when evaluating our uncertain tax positions and the related tax benefits. We believe our assumptions are reasonable; however, there is no guarantee that the final outcome of the related matters will not differ from the amounts reflected in our income tax provisions and accruals. We adjust our liability for uncertain tax positions based on changes in facts and circumstances such as the closing of a tax audit or changes in estimates. Our income tax provision may be impacted to the extent that the final outcome of these tax positions is different than the amounts recorded.

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

Recently adopted accounting pronouncements

For a description of recently adopted accounting pronouncements, see Note 1 to the consolidated financial statements, Summary of Significant Accounting Policies.

Recently issued accounting pronouncements not yet adopted

For a description of recently issued accounting pronouncements not yet adopted, see Note 1 to the consolidated financial statements, Summary of Significant Accounting Policies.

Contractual Obligations

The following table contains information on our contractual obligations and commitments as of December 31, 2015 (in thousands):

		Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Long term debt	$562,235	$6,919	$11,608	$402,187	$141,521
Interest payments	291,964	39,773	76,931	73,575	101,685
Operating leases	7,594	1,693	2,938	2,157	806
Other [1]	16,153	3,750	7,641	1,697	3,065
Total	$877,946	$52,135	$99,118	$479,616	$247,077
1 “Other” includes Wide Area Progressive jackpot liabilities, employee severances, contingent consideration to business combinations and placement fees payable described in the footnotes below.

$29.5 million of unrecognized tax benefits as of December 31, 2015 were not included in the table above. Due to the inherent uncertainty of the underlying tax positions, it is not practicable to assign this liability to any particular year.

Estimated interest payments on our debt as of December 31, 2015 are based on principal amounts outstanding, the stated interest rate as of December 31, 2015 and required principal payments through the maturity of the debt.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain market risks and uncertainties inherent in our operations. These market risks generally arise from transactions in the normal course of business. Our primary market risk exposures relate to interest rate risk and foreign currency exchange risks.

Interest Rates

Our primary exposure to market risk is interest rate risk associated with our long-term debt, which accrues interest at variable rates. Certain of our debt instruments accrue interest at LIBOR or the base rate, at our election, subject to an interest rate floor plus an applicable margin rate. In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt and equity capital to sustain our operations. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. As of December 31, 2015, approximately 25% of our debt were fixed-rate instruments. As of December 31, 2015, the three month LIBOR rate was 0.61%, with our term loans having a LIBOR floor of 1%, our variable debt is essentially at a fixed rate until the LIBOR rate exceeds 1%.

Foreign Currency Risk

We are also exposed to fluctuations in foreign currency exchange rates from our international transactions and because the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. Assets and liabilities outside the United States are primarily located in Mexico. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term investments. In addition, a significant portion of the cost attributable to our international operations is incurred in local currencies.

We derived approximately 10% of our revenue from sales to customers outside of the U.S. in 2015. To date, we have not engaged in hedging activities intended to protect against foreign currency risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is contained in the financial statements listed in Item 15. “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer(“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

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

Our management has performed an assessment according to the 2013 Internal Control-Integrated Framework established by COSO. Based on the assessment, management has concluded that our system of internal control over financial reporting, as of December 31, 2015, is effective. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

An attestation report of the Company’s internal control over financial reporting by our independent registered public accounting firm is not included as non-accelerated filers are exempt from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the names, ages, positions, and biographical information of the executive officers of AGS Capital and the executive officers and director of the Company at December 31, 2015.

AGS Capital

Name	Age	Position
David Lopez	41	Chief Executive Officer
Kimo Akiona	42	Chief Financial Officer
Mauro Franic(1)	44	Chief Operating Officer
Victor Gallo	49	General Counsel, Compliance Officer and Vice President, Regulatory Affairs
Sigmund Lee	45	Chief Technology Officer
Julia Boguslawski	36	Chief Marketing Officer
(1) Mr. Franic resigned as the Company’s Chief Operating Officer effective January 22, 2016.

AP Gaming

Name	Age	Position
David Lopez	41	Chief Executive Officer, President and Secretary
Kimo Akiona	42	Treasurer
David Sambur	35	Director

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

Kimo Akiona. Mr. Akiona was appointed to serve as Treasurer of AP Gaming and Chief Financial Officer of the Company’s primary operating entity, AGS, LLC, on February 23, 2015. Mr. Akiona, most recently served as Senior Vice President and Corporate Controller of SHFL entertainment Inc. / Bally Technologies, Inc. Mr. Akiona joined SHFL entertainment Inc. in December 2005 and held various positions within the organization's finance and accounting department during his tenure, including Vice President and Corporate Controller and Director of SEC Reporting. Mr. Akiona is a graduate of University of Nevada, Las Vegas with a B.S. in Business Administration with a concentration in accounting.

Mauro Franic. Mr. Franic served as Chief Operating Officer of the Company’s primary operating entity, AGS, LLC, from July 1, 2015 to January 22, 2016. Mr. Franic most recently served as Chief Operating Officer of Cadillac Jack. Mr. Franic joined Cadillac Jack in September 2006 and held various positions within the organization during his tenure, including Chief Operating Officer and Director of Product Management. Mr. Franic is a graduate of the Instituto Tecnologico de Buenos Aires with a B.A. and Masters in Industrial Engineering and University of Rochester with a Masters in Business Administration with a concentration in finance.

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

Sigmund Lee. Mr. Lee was appointed to serve as Chief Technology Officer of the Company’s primary operating entity, AGS, LLC, on July 1, 2015. Mr. Lee most recently served as Chief Technology Officer of Cadillac Jack. Mr. Lee joined Cadillac Jack in 2006 and served as their Chief Technology Officer during his tenure. Prior to his role at Cadillac Jack, Mr. Lee served as the Vice President of Engineering for Bally Technologies. Mr. Lee is a graduate of Georgia State University

Julia Boguslawski. Ms. Boguslawski was appointed to serve as Chief Marketing Officer of the Company’s primary operating entity, AGS, LLC, on September 7, 2015. Ms. Boguslawski most recently served as Chief of Staff at Scientific Games, Vice President of Global Marketing at Bally Technologies, Inc. and Vice President of Investor Relations and Corporate Communications at SHFL entertainment, Inc. Julia holds both a bachelor of arts from Rollins College and a Master’s in Business Administration with a concentration in Marketing and International Business.

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

ITEM 11. EXECUTIVE COMPENSATION.

Executive Summary

The Company's goal for its executive compensation program is to utilize a pay-for-performance compensation program that is directly related to achievement of the Company's financial and strategic objectives. The primary elements of the program, which are discussed in greater detail below, include base salary, annual cash bonus incentives based on performance and long-term equity incentives in the form of stock-based compensation. These elements are designed to: (i) provide compensation opportunities that will allow the Company to attract and retain talented executive officers who are essential to the Company's success; (ii) provide compensation that rewards both individual and corporate performance and motivates the executive officers to achieve corporate strategic objectives; (iii) reward superior financial and operational performance in a given year, over a sustained period and expectations for the future; (iv) place compensation at risk if performance goals are not achieved; and (v) align the interests of executive officers with the long-term interests of stockholders through stock-based awards.

Summary Compensation Table

The following table discloses compensation for our fiscal years ending December 31, 2015 and 2014 received by Messrs. Lopez, Franic, and Lee, each of whom was a “named executive officer” during Fiscal 2015.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(4)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(5)	Total ($)
David Lopez President, Chief Executive Officer and Secretary (1)	2015	500,000	—	—	—	425,000	2,770	$927,770
	2014	446,154	—	500,000	1,359,899	438,909	13,849	$2,758,811
Mauro Franic, Chief Operating Officer (2)	2015	163,217	200,000	—	801,287	80,000	6,718	$1,251,222
Sigmund Lee, Chief Technology Officer (3)	2015	163,217	200,000	—	801,287	95,625	13,973	$1,274,102

(1)	Mr. Lopez was appointed as our President, Chief Executive Officer and Secretary on February 14, 2014.

(2)	Mr. Franic was appointed as our Chief Operating Officer on July 1, 2015. Mr. Franic resigned as the Company’s Chief Operating Officer effective January 22, 2016.

(3)	Mr. Lee was appointed as our Chief Technology Officer on July 1, 2015.

(4)
These columns reflect the aggregate grant date fair value of the awards computed in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718 (disregarding any risk of forfeiture assumptions). For a discussion of the relevant valuation assumptions, See Note 11 to the Consolidated Financial Statements included in this Form10-K.

(5)	Amounts represent the Company’s matching under our 401(k) Plan and various fringe benefits.

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

Mauro Franic

On July 1, 2015, we entered into an employment agreement with Mauro Franic to serve as Chief Operating Officer of AGS Capital, LLC, a subsidiary of the Company, effective as of July 1, 2015. The agreement with the Company is "at-will," meaning that either Mr. Franic or the Company may terminate the employment relationship at any time and for any reason, either with or without cause. Pursuant to the employment agreement, Mr. Franic’s annual base salary shall be $300,000 and he shall be eligible to receive an annual performance-based bonus, with an annual target bonus opportunity equal to 75% of his base salary. Actual annual bonus amounts payable shall be determined by the Company based on the attainment of financial results and earnings targets. Pursuant to the employment agreement, Mr. Franic is also eligible for a cash retention bonus of $300,000 of which $75,000 is payable on December 31, 2015, $150,000 payable on December 31, 2016 and $75,000 is payable on July 1, 2017, provided in each case that Mr. Franic remains continuously employed with the Company or its affiliates through the payment date.

Sigmund Lee

On July 1, 2015, we entered into an employment agreement with Sigmund Lee to serve as Chief Technology Officer of AGS Capital, LLC, a subsidiary of the Company, effective as of July 1, 2015. The agreement with the Company is "at-will," meaning that either Mr. Lee or the Company may terminate the employment relationship at any time and for any reason, either with or without cause. Pursuant to the employment agreement, Mr. Lee’s annual base salary shall be $300,000 and he shall be eligible to receive an annual performance-based bonus, with an annual target bonus opportunity equal to 75% of his base salary. Actual annual bonus amounts payable shall be determined by the Company based on the attainment of financial results and earnings targets. Pursuant to the employment agreement, Mr. Lee is also eligible for a cash retention bonus of $300,000 of which $75,000 is payable on December 31, 2015, $150,000 payable on December 31, 2016 and $75,000 is payable on July 1, 2017, provided in each case that Mr. Lee remains continuously employed with the Company or its affiliates through the payment date.

Cash Bonuses

We maintain a bonus plan to which employees are eligible to earn annual cash bonuses based on our attainment of financial results and earnings targets. The following chart illustrates the target bonuses payable to our named executive officers year ending December 31, 2015. For actual bonus amounts earned, which were paid in March 2016, refer to the Summary Compensation Table above in the column titled “Non-Equity Incentive Plan Compensation.”

Target ($)
David Lopez	$500,000
Mauro Franic	$225,000
Sigmund Lee	$225,000

Equity Awards

The following table reflects the equity awards granted in Fiscal 2015 to our named executive officers:

Name	Grant Date	Options granted (#)	All other Stock Awards: Number of Shares or Units (#)	Exercise or Base Price of Options Awards ($)

Mauro Franic	7/17/2015	Time based - 75,000 (1)	—	$15.70
		Performance based - 20,000 (2)
Sigmund Lee	7/17/2015	Time based - 75,000 (1)	—	$15.70
		Performance based - 20,000 (2)

(1)
Represents options to purchase Class B Shares granted pursuant to the Company’s form option award agreement. Time based options shall generally vest in equal installments of 25% on each of the first four anniversaries of the date of the grant, subject to continued employment with the Company or its subsidiaries. In the event of a termination of employment without cause or as a result of death or disability (each, a “Good Leaver Termination”), any Time based options which would have vested on the next applicable vesting date shall become vested, and the remaining Time based options shall be forfeited. In addition, upon a Change in Control, subject to continued employment through the date of the Change in Control, all outstanding unvested Time based options shall immediately vest.

(2)
Represents options to purchase Class B Shares granted pursuant to the Company’s form option award agreement. Performance based options shall generally vest, subject to continued employment with the Company or its subsidiaries, upon the Boards determination, made in its sole discretion, that the Company’s EBITDA for fiscal 2017 has reached the targets set forth in the agreement. In the event a change in control occurs prior to the Board’s determination of the Company’s EBITDA for fiscal year 2017, subject to the Optionee’s continued employment through the date of change in control, the option shall immediately vest and become exercisable upon the closing date if and only the Board determines, in its sole discretion, that the Company’s EBITDA for the twelve-month period preceding the closing date is at least equal to the target set forth in the agreement.

Outstanding equity awards as of the year ended December 31, 2015:

	Options				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options That Are Not Exercisable (#)	Option Exercise or Base Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Yet Vested (#)	Market Value of Shares or Units of Stock That Have Not Yet Vested
David Lopez	45,000	210,000	$10.00	4/28/2024	40,000	$628,000
Mauro Franic	—	95,000	$15.70	7/15/2025	—	—
Sigmund Lee	—	95,000	$15.70	7/15/2025	—	—

Pension Benefits

We do not maintain any defined benefit pension plan for the benefit of our named executive officers.

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plan for the benefit of our named executive officers.

Payments Upon Termination and Change of Control

Pursuant to each named executive officer’s employment agreement, upon the termination of his or her employment by the Company without “Cause,” (or “Good Reason” for Mr. Lopez) the Company would provide base salary continuation (24 months base salary for Mr. Lopez, 18 months base salary for Mr. Franic and 18 months base salary for Mr. Lee). Mr. Lopez would also be eligible to receive continued health benefits at no greater cost than would apply if he were an active employee, for 18 months post termination, or if earlier, until he commences employment with a subsequent employer. All severance payments are subject to the execution of a release of claims. Messrs. Lopez, Franic, and Lee are also subject to post termination non-solicitation and non-competition covenants for twenty-four months, respectively, following termination of employment.

“Cause” in the employment agreements includes (i) failure to correct underperformance after written notification from, in the case of Mr. Lopez, the Chairman of the Board or his designee, or, in the case of Franic and Lee, the CEO or the Board, (ii) illegal fraudulent conduct, (iii) conviction of a felony, (iv) a determination that such named executive officer’s involvement with the Company would have a negative impact on our ability to receive or retain any licenses, (v) willful or material misrepresentation to the Company, CEO or Board relating to the business, assets, prospects or operation of the Company, or (vi) refusal to take any action as reasonably directed by the Board or any individual acting on behalf or at the direction of the Board.

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

For the treatment of equity upon termination of employment, please see the section titled “Equity Awards”. In addition, Class B Shares and options to purchase Class B Shares that are held by named executive officers are subject to repurchase rights (the “Repurchase Rights”) which enable the Company to recover the Class B Shares without transferring any appreciation of the fair value of the stock upon certain terminations prior to a “Qualified Public Offering”. If employment is terminated by the Company prior to the consummation of a Qualified Public Offering for “Cause”, as defined in the Securityholders Agreement, or is terminated by such named executive officer without “Good Reason”, as defined in the Securityholders Agreement, then the Company shall have the right to repurchase all or any portion of the Class B Shares held by such named executive officer for the lesser of original cost and fair market value.

Director Compensation

David Sambur is the sole member of our Board of Directors and does not receive any compensation from the Company for his services on the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of February 27, 2016, we had 14,931,529 Class B Shares issued to Apollo Gaming Holdings, LP. and 100 Class A Shares, which have no economic rights, issued to AP Gaming VoteCo, LLC. The address of Apollo Gaming Holdings, L.P. is Apollo Management, L.P., 9 West 57th Street, 43rd Floor, New York, NY, 10019, and the address of AP Gaming VoteCo, LLC is 5475 S. Decatur Blvd, Las Vegas, NV 89118. The members of AP Gaming VoteCo, LLC are Marc Rowan, who is an affiliate of Apollo, and David Sambur. Apollo Gaming Holdings, L.P. is an affiliate of Apollo Management, L.P.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Transactions

None.

Policies and Procedures for Related Person Transactions

Although we do not yet have any policies or procedures for the review, approval or ratification of transactions with related persons, we intend to implement such policies and procedures.

Director Independence

We currently do not have, nor are we required to have, a majority of independent directors. Should we decide to list our Common Stock on a securities exchange, we will be required to adhere to the independence requirements of that exchange.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
As the Company had no operations prior to its formation, we have included the principal accounting fees and services disclosure for our Predecessors. The following table summarizes the aggregate fees paid or accrued by the Company and AGS Capital to Ernst & Young LLP, its independent registered public accounting firm, during the years presented:

Category	2015	2014
Audit fees	$1,268,902	$593,425
Tax fees	289,785	142,650
Total	$1,558,687	$736,075
Audit fees consisted of the aggregate fees paid or accrued for professional services rendered for the annual audit of the Company’s financial statements including services related to SEC registration statement filings, SEC comment letters and reviews of the quarterly financial statements. In 2015, audit fees also includes fees related to the purchase of Cadillac Jack and related audit procedures.
Tax fees include the aggregate fees paid during the respective years for tax compliance and tax advisory services.
The Board of Directors of the Company has each adopted a policy that requires advance approval of all audit, audit-related, tax and other services performed by the independent auditors. The policy provides for pre-approval by the Board of Directors of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Board of Directors must approve the permitted service before the independent auditor is engaged to perform it. All of the fees described in the table above were pre-approved the Board of Directors.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)(1). Financial Statements.
Included in Part II of this Annual Report on Form 10-K:
(a)(2). Financial Statement Schedules.
We have omitted certain financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.
(a)(3). Exhibits.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
2.1	Amended and Restated Equity Purchase Agreement by and among AGS Capital, LLC, AGS Holdings, LLC and AP Gaming Acquisition, LLC, dated December 3, 2013.	—	10	—	2.1	12/16/2013

2.2	Stock Purchase Agreement, dated as of March 30, 2015, by and among AGS, LLC, Amaya Inc. and Cadillac Jack, Inc.	—	8-K	—	2.1	4/1/2015

3.1	Third Amended and Restated Certificate of Incorporation of AP Gaming Holdco, Inc.	—	10/A	—	3.1	2/10/2014

3.2	Bylaws of AP Gaming Holdco, Inc.	—	10	—	3.2	12/16/2013

4.1	Note Purchase Agreement, dated as of May 29, 2015, by and among AP Gaming Holdco, Inc., AP Gaming Holdings, LLC, Deutsche Bank AG, London Branch, as purchaser and Deutsche Bank Trust Company Americas, as collateral agent.	—	8-K	—	4.1	6/3/2015

4.2	PIK Promissory Note, dated as of May 29, 2015, by and between AP Gaming Holdco, Inc. and Amaya Inc.	—	8-K	—	4.2	6/3/2015

10.1	2014 Managerial Incentive Plan.	—	10	—	10.1	3/31/2015

10.2
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
		—	10/A	—	10.18	2/10/2014

10.3	Collateral Agreement dated and effective as of December 20, 2013, among AP Gaming I, LLC, each Subsidiary Party party thereto and Citicorp North America, Inc., as Collateral Agent.	—	10/A	—	10.19	2/10/2014

10.4	Subsidiary Guarantee dated and effective as of December 20, 2013, by and among each Subsidiary party thereto and Citicorp North America, Inc., as Collateral Agent.	—	10/A	—	10.20	2/10/2014

10.5	Holdings Guarantee and Pledge Agreement dated and effective as of December 20, 2013, between AP Gaming Holdings, LLC, as Holdings and Citicorp North America, Inc., as Agent.	—	10/A	—	10.21	2/10/2014

10.6	Securityholders Agreement, dated April 28, 2014, by and between AP Gaming Holdco, Inc., Apollo Gaming Holdings, L.P. and David Lopez.	—	8-K	—	10.1	05/02/2014

10.7	AP Gaming Holdco, Inc. 2014 Long-Term Incentive Plan.	—	8-K	—	10.2	5/2/2014

10.8	Form of Option Agreement.	—	8-K	—	10.3	5/2/2014

10.9	Form of Subscription Agreement.	—	8-K	—	10.4	5/2/2014

10.10	Incremental Assumption Agreement, dated as of May 29, 2015, by and among AP Gaming Holdings, LLC, AP Gaming I, LLC, each subsidiary loan party listed on the signature pages thereof, Citicorp North America, Inc. and the lenders from time to time party thereto.	—	8-K	—	10.1	6/3/2015

10.11	Incremental Assumption Agreement, dated as of June 1, 2015, by and among AP Gaming Holdings, LLC, AP Gaming I, LLC, each subsidiary loan party listed on the signature pages thereof, Citicorp North America, Inc. and the lenders from time to time party thereto.	—	8-K	—	10.2	6/3/2015

10.12	Subscription Agreement Between Apollo Gaming Holdings, L.P. and AP Gaming Holdco, Inc.	—	10-Q	—	10.1	8/14/2015

10.13	Employment Agreement, dated April 28, 2014, by and between David Lopez and AP Gaming Holdco, Inc.	—	8-K	—	10.5	5/2/2014

10.14	Nonqualified Stock Option Agreement, dated April 28, 2014, by and between AP Gaming Holdco, Inc. and David Lopez.	—	8-K	—	10.6	5/2/2014

10.15	Restricted Stock Agreement, dated April 28, 2014, by and between AP Gaming Holdco, Inc. and David Lopez.	—	8-K	—	10.7	5/2/2014

10.16	Employment Agreement, dated as of July 1, 2015, by and between AGS, LLC and Mauro Franic.	—	10-Q	—	10.2	11/16/2016

10.17	Nonqualified Performance-Based Stock Option Agreement, dated July 17, 2015, by and between AP Gaming Holdco, Inc. and Mauro Franic.	X	—	—	—	—

10.18	Nonqualified Time-Based Stock Option Agreement, dated July 17, 2015, by and between AP Gaming Holdco, Inc. and Mauro Franic.	X	—	—	—	—

10.19	Employment Agreement, dated as of July 1, 2015, by and between AGS, LLC and Sigmund Lee.	X	—	—	—	—

10.20	Nonqualified Time-Based Stock Option Agreement, dated July 17, 2015, by and between AP Gaming Holdco, Inc. and Sigmund Lee.	X	—	—	—	—

10.21	Nonqualified Performance-Based Stock Option Agreement, dated July 17, 2015, by and between AP Gaming Holdco, Inc. and Sigmund Lee.	X	—	—	—	—

21.1	Subsidiaries of AP Gaming Holdco, Inc.	X	—	—	—	—

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X	—	—	—	—

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X	—	—	—	—

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X	—	—	—	—

101.IN	XBRL Instance Document	X	—	—	—	—

101.SCH	XBRL Taxonomy Extension Schema Document	X	—	—	—	—

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X	—	—	—	—

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X	—	—	—	—

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X	—	—	—	—

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X	—	—	—	—

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AP GAMING HOLDCO, INC.

Date:	March 9, 2016	By:	/s/ KIMO AKIONA
		Name:	Kimo Akiona
		Title:	Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID LOPEZ	President and Chief Executive Officer (Principal Executive Officer)	March 9, 2016
David Lopez

/s/ KIMO AKIONA	Treasurer (Principal Financial and Accounting Officer)	March 9, 2016
Kimo Akiona

/s/ DAVID SAMBUR	Director	March 9, 2016
David Sambur

ITEM 1. FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
AP Gaming Holdco, Inc.

We have audited the accompanying consolidated balance sheets of AP Gaming Holdco, Inc. (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years ended December 31, 2015 and 2014 and the period December 21, 2013 through December 31, 2013 (Successor), and the consolidated statements of operations and comprehensive loss, changes in member’s deficit and cash flows of AGS Capital, LLC for the period January 1, 2013 through December 20, 2013 (Predecessor). Our audits also included the financial statement schedule listed in the Index at item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AP Gaming Holdco, Inc. as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years ended December 31, 2015 and 2014 and the period December 21, 2013 through December 31, 2013 (Successor), and the consolidated results of the operations and cash flows for the period January 1, 2013 through December 20, 2013 of AGS Capital, LLC (Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP

Las Vegas, Nevada
March 9, 2016

AP GAMING HOLDCO, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	Successor
	December 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$35,722	$10,680
Restricted cash	100	100
Accounts receivable, net of allowance of $113 and $29, respectively	23,653	9,140
Inventories	7,087	3,175
Prepaid expenses	4,642	2,091
Deposits and other	2,440	2,007
Total current assets	73,644	27,193
Property and equipment, net	66,699	40,769
Goodwill	253,851	77,617
Deferred loan costs, net	8,144	5,343
Deferred tax asset	37	—
Intangible assets	290,356	101,885
Other assets	26,246	3,345
Total assets	$718,977	$256,152

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$23,030	$23,316
Current maturities of long-term debt	6,919	2,495
Deferred tax liability	—	528
Total current liabilities	29,949	26,339
Long-term debt	541,120	164,194
Deferred tax liability - noncurrent	15,347	1,863
Other long-term liabilities	32,024	—
Total liabilities	618,440	192,396
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock at $0.01 par value; 100,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value; 30,000,100 shares authorized; 100 Class A Shares issued and outstanding at December 31, 2015 and 2014, and 14,931,529 and 10,000,000 Class B Shares issued and outstanding at December 31, 2015 and 2014, respectively.	149	100
Additional paid-in capital	177,276	99,900
Accumulated deficit	(75,077)	(36,532)
Accumulated other comprehensive (loss) income	(1,811)	288
Total stockholders’ equity	100,537	63,756
Total liabilities and stockholders’ equity	$718,977	$256,152

The accompanying notes are an integral part of these consolidated financial statements.

AP GAMING HOLDCO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(amounts in thousands, except per share data)

	Successor			Predecessor
	Year ended December 31, 2015	Year ended December 31, 2014	Period December 21, 2013 through December 31, 2013	Period January 1, 2013 through December 20, 2013
Revenues
Gaming operations	$117,013	$68,981	$1,953	$54,903
Equipment sales	6,279	3,159	—	1,558
Total revenues	123,292	72,140	1,953	56,461
Operating expenses
Cost of gaming operations[1]	23,291	14,169	320	12,001
Cost of equipment sales[1]	1,548	1,607	—	893
Selling, general and administrative	40,088	19,456	807	14,343
Research and development	14,376	4,856	50	3,042
Write downs and other charges	11,766	7,068	7,469	10,326
Depreciation and amortization	61,662	33,405	930	27,660
Total operating expenses	152,731	80,561	9,576	68,265
Loss from operations	(29,439)	(8,421)	(7,623)	(11,804)
Other expense (income)
Interest expense	41,642	17,235	485	17,116
Interest income	(82)	(42)	—	(1,410)
Loss on debt retirement	—	—	—	14,661
Other expense (income)	3,635	573	(6)	5
Loss before income taxes	(74,634)	(26,187)	(8,102)	(42,176)
Income tax benefit (expense)	36,089	(2,189)	(54)	—
Net loss	(38,545)	(28,376)	(8,156)	(42,176)
Foreign currency translation adjustment	(2,099)	289	(1)	32
Total comprehensive loss	$(40,644)	$(28,087)	$(8,157)	$(42,144)

Basic and diluted loss per common share:
Basic	$(2.98)	$(2.84)	$(0.82)	—
Diluted	$(2.98)	$(2.84)	$(0.82)	—
Weighted average common shares outstanding:
Basic	12,918	10,000	10,000	—
Diluted	12,918	10,000	10,000	—

(1) exclusive of depreciation and amortization

The accompanying notes are an integral part of these consolidated financial statements.

AP GAMING HOLDCO INC.
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY/MEMBER’S DEFICIT
(in thousands)

	AP Gaming
	Common Stock	Additional Paid-in Capital	Member’s Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Member’s Deficit/Stockholders’ Equity
Balance at December 31, 2012 (Predecessor)	$—	$—	$136,673	$(140,125)	$524	$(2,928)
Capital contributions	—	—	144,066	—	—	144,066
Net loss	—	—	—	(42,176)	—	(42,176)
Foreign currency translation adjustment	—	—	—	—	32	32
Elimination of Predecessor equity	—	—	(280,739)	182,301	(556)	(98,994)
Balance at December 20, 2013 (Predecessor)	$—	$—	$—	$—	$—	$—

Issuance of common stock in connection with the acquisition	$100	$99,900	$—	$—	$—	$100,000
Balance at December 20, 2013 (Successor)	100	99,900	—	—	—	100,000
Net loss	—	—	—	(8,156)	—	(8,156)
Foreign currency translation adjustment	—	—	—	—	(1)	(1)
Balance at December 31, 2013 (Successor)	100	99,900	—	(8,156)	(1)	91,843
Net loss	—	—	—	(28,376)	—	(28,376)
Foreign currency translation adjustment	—	—	—	—	289	289
Balance at December 31, 2014 (Successor)	100	99,900	—	(36,532)	288	63,756
Net loss	—	—	—	(38,545)	—	(38,545)
Foreign currency translation adjustment	—	—	—	—	(2,099)	(2,099)
Issuance of common stock	49	77,376	—	—	—	77,425
Balance at December 31, 2015 (Successor)	$149	$177,276	$—	$(75,077)	$(1,811)	$100,537

The accompanying notes are an integral part of these consolidated financial statements.

AP GAMING HOLDCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Successor			Predecessor
	Year ended December 31, 2015	Year ended December 31, 2014	Period December 21, 2013 through December 31, 2013	Period January 1, 2013 through December 20, 2013
Cash flows from operating activities
Net loss	$(38,545)	$(28,376)	$(8,156)	(42,176)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	61,662	33,405	930	27,660
Accretion of contract rights under development agreements and placement fees	496	58	—	3,856
Amortization of deferred loan costs and discount	2,446	1,242	35	2,454
Provision (benefit) for bad debts	106	(450)	9	266
Imputed and non-cash interest income	(18)	(36)	—	(645)
Loss on disposition of assets	1,439	1,936	—	395
Impairment of assets	4,989	2,475	—	5,010
(Benefit) provision of deferred income tax	(38,645)	2,189	54	—
Loss on debt retirement	—	—	—	14,661
Changes in assets and liabilities that relate to operations:
Accounts receivable	(342)	(973)	(1,220)	868
Inventories	1,144	806	348	1,138
Prepaid expenses	(1,466)	(1,349)	(60)	(572)
Deposits and other	11,531	(241)	(247)	(1,361)
Other assets, non-current	869	(1,476)	—	(670)
Accounts payable and accrued liabilities	3,737	3,272	(319)	(1,870)
Net cash provided by (used in) operating activities	9,403	12,482	(8,626)	9,014
Cash flows from investing activities
Business acquisitions, net of cash acquired	(374,347)	(10,345)	(214,960)	—
Collection of notes receivable	323	205	—	4,367
Advances under notes receivable and other	—	—	—	(1,520)
Change in Canadian tax receivable	—	(154)	(26)	(855)
Purchase of intangible assets	(6,102)	(9,259)	—	(4,364)
Software development and other expenditures	(6,476)	(5,127)	(82)	(4,583)
Proceeds from disposition of assets	29	569	—	215
Purchases of property and equipment	(15,277)	(9,811)	(1,234)	(20,278)
Net cash used in investing activities	(401,850)	(33,922)	(216,302)	(27,018)
Cash flows from financing activities
Borrowings under the revolving facility	11,500	10,000	149,382	7,500
Repayments under the revolving facility	(21,500)	—	—	—
Proceeds from issuance of debt	369,400	—	—	—
Payments on debt	(4,743)	(2,036)	—	(136,901)
Payment of previous acquisition obligation	(10,000)	—	—	—
Repurchase of shares issued to management	(1,277)	—	—	—
Proceeds from issuance of common stock	77,425	—	100,000	144,066
Proceeds from employees in advance of common stock issuance	579	1,969	—	—
Payment of deferred loan costs	(3,837)	(73)	(5,934)	(342)
Net cash provided by financing activities	417,547	9,860	243,448	14,323
Effect of exchange rates on cash and cash equivalents	(58)	518	(49)	407
Increase (decrease) in cash and cash equivalents	25,042	(11,062)	18,471	(3,274)
Cash and cash equivalents, beginning of period	10,680	21,742	3,271	6,545
Cash and cash equivalents, end of period	$35,722	$10,680	$21,742	$3,271
Supplemental cash flow information:
Cash paid during the period for interest	$30,203	$15,315	$—	$15,111
Cash paid during the period for taxes	840	$—	$—	$—
Non-cash investing and financing activities:
Non-cash consideration given in business acquisitions	$17,233	$11,500	$5,531	$—
Financed placement fees	12,391	—	—	—
Capital expenditures funded by settlement of customer receivable	—	—	—	844
Lease incentive intangible related to discounted notes receivable	—	—	—	132
Interest payable added to debt principal	8,507	481	—	—
Financed purchase property and equipment	5,800	2,717	—	—
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

Basis of presentation

References to “Successor” refer to the Company on or after December 21, 2013. References to “Predecessor” refer to the period prior to December 21, 2013. The accompanying consolidated statements of operations, changes in stockholders’ equity/member’s deficit and cash flows for the year ended December 31, 2013 are presented for two periods: January 1, 2013 through December 20, 2013 (the “Predecessor Period”) and December 21, 2013 through December 31, 2013 (the “Successor Period”).

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

Receivables, Allowance for Doubtful Accounts

Accounts receivable are stated at face value less an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts related to accounts receivable and notes receivable, which are non-interest bearing, deemed to have a high risk of collectability. The Company reviews the accounts receivable and notes receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company analyzes historical collection trends and changes in the customers’ payment patterns, customer concentration, and credit worthiness when evaluating the adequacy of the allowance for doubtful accounts. A large percentage of receivables are with Native American tribes and the Company has concentrations of credit risk with several tribes. The Company includes any receivable balances that are determined to be uncollectible in the overall allowance for doubtful accounts. Changes in the assumptions or estimates reflecting the collectability of certain accounts could materially affect the allowance for both accounts and notes receivable.

The following provides financial information concerning the change in our allowance for doubtful accounts (in thousands):

	Successor
	Allowance for Accounts Receivables Year ended December 31, 2015
	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Accounts receivable, current	$29	$(22)	$—	$106	$113

	Successor
	Allowance for Accounts Receivables Year ended December 31, 2014
	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Accounts receivable, current	$9	$(36)	$—	$56	$29

	Successor
	Allowance for Accounts Receivables Period from December 21, 2013 through December 31, 2013
	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Accounts receivable, current	$—	$—	$—	$9	$9

	Predecessor
	Allowance for Accounts Receivables Period from January 1, 2013 through December 20, 2013
	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Accounts receivable, current	$491	$(80)	$—	$139	$550
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

The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Impairment losses are estimated when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the assets’ carrying amount.

When the estimated undiscounted cash flows are not sufficient to recover the asset’s carrying amount, an impairment loss is measured to the extent the fair value of the asset is less than its carrying amount.

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

Deferred Loan Costs

Deferred loan costs consist of various debt issuance costs and are being amortized using the effective-interest method over the life of the related loans. The Company recognized amortization expense related to loan costs of $1.4 million and $0.6 million for the years ended December 31, 2015 and 2014, respectively. The Company recognized amortization expense related to loan costs of $21,000 and $1.2 million for the Successor Period and Predecessor Period, respectively. Amortization of deferred loan costs was included in interest expense in the accompanying consolidated statements of operations and comprehensive loss.

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

The carrying values of the Company’s cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short term maturities of these instruments. The fair value of our long-term debt is based on the quoted market prices for similar issues (Level 2 inputs). The estimated fair value of our long-term debt was $529.2 million and $170.0 million as of December 31, 2015 and 2014, respectively.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents and accounts receivable, net. Cash equivalents are investment-grade, short-term debt instruments consisting of treasury bills which are maintained with high credit quality financial institutions under repurchase agreements. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of December 31, 2015 and 2014, the Company did not have cash equivalents.

Revenue from gaming operations is concentrated in the Class II gaming and casino industry, primarily located in Oklahoma. For the years ended December 31, 2015, 2014 and the combined Successor and Predecessor periods of 2013, approximately 20%, 30% and 35% percent of our gaming revenue was derived from one customer, respectively. The Company had one customer with accounts receivable, net equaling 10% of total outstanding accounts receivable, net at December 31, 2013 and none at December 31, 2015 and 2014.

The following provides financial information concerning our operations by geographic area for the years ended December 31 (in thousands):

	Successor			Predecessor
Revenue:	Year ended December 31, 2015	Year ended December 31, 2014	Period December 21, 2013 through December 31, 2013	Period January 1, 2013 through December 20, 2013
United States	$110,392	$72,140	$1,953	$56,461
Other	12,900	—	—	—
	$123,292	$72,140	$1,953	$56,461

		Successor
Long-lived assets, end of year:		2015	2014	2013
United States		$63,858	$44,045	$50,997
Other		6,909	69	210
		$70,767	$44,114	$51,207

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated into U.S. dollars at the period end rate of exchange for asset and liability accounts and the weighted average rate of exchange for income statement accounts. The effects of these translations are recorded as a component of accumulated other comprehensive (loss) income in stockholders’ equity.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the year ended December 31, 2015 and 2014 were $0.2 million and $0.3 million, respectively. During the Successor Period and Predecessor Period, the Company recognized advertising costs of $2,000 and $0.2 million, respectively.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued an accounting standards update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue from contracts with customers. The amendment outlines a single comprehensive model for entities to depict the transfer of goods or services to customers in amounts that reflect the payment to which a company expects to be entitled in exchange for those goods or services. The amendment also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. The ASU may be adopted using either a full retrospective transition method or a modified retrospective transition method and will be adopted by the Company on January 1, 2018. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU will be adopted by the Company beginning on January 1, 2016. We do not expect the ASU to have a material effect on our financial condition, results of operations or cash flows.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern. The ASU requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Substantial doubt about an entity's ability to continue as a going concern exists when relevant conditions and events, consolidated in the aggregate, indicate that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Currently, there is no guidance in U.S. GAAP for management's responsibility to perform an evaluation. Under the update, management's evaluation is to be performed when preparing financial statements for each annual and interim reporting period and based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The Company will adopt this standard effective January 1, 2017 and we do not expect it to have a material effect on our financial position, results of operations or cash flows.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement-Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates from GAAP the concept of extraordinary items. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that were previously classified as extraordinary. ASU 2015-01 is effective for the Company on January 1, 2016, with earlier adoption permitted using either a prospective or retrospective method. We do not expect the ASU to have a material effect on our financial condition, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 intends to simplify the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.  In August 2015, the FASB issued ASU 2015-15 which clarifies that the guidance issued in April 2015 does not apply to line-of-credit arrangements. According to ASU 2015-15, line-of-credit arrangements will continue to present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the arrangement. The ASU will be effective for the Company beginning on January 1, 2016. We do not expect the ASU to have a material effect on our financial condition, results of operations or cash flows.

In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory. ASU 2015-11 changes the criteria for measuring inventory within the scope of the ASU. Inventory will now be measured at the lower of cost and net realizable value, while the concept of market value will be eliminated. The ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The ASU will be effective for the Company beginning on January 1, 2017. The Company does not expect the provisions of the ASU to have a material effect on our financial condition, results of operations or cash flows.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement to retrospectively apply adjustments made to provisional amounts recognized in a business combination. It requires that an acquirer recognize and disclose adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, which should be calculated as if the accounting had been completed at the acquisition date. The ASU will be effective for the Company beginning on January 1, 2016. The amendments in this ASU will be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier application permitted for financial statements that have not been issued. We do not expect this guidance to have a material effect on our financial position, results of operations or cash flows.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The ASU does not change the existing requirement that only permits offsetting within a jurisdiction – that is, companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. We adopted the ASU effective December 31, 2015 and applied the provisions prospectively, for all deferred tax assets and liabilities.

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

We have recorded Cadillac Jack’s assets acquired and liabilities assumed based on our preliminary estimates of their fair values at the acquisition date. The determination of the fair values of the assets acquired and liabilities assumed (and the related determination of estimated lives of depreciable and amortizable tangible and identifiable intangible assets) requires significant judgment and estimates. The estimates and assumptions used include the projected timing and amount of future cash flows and discount rates that reflect risk inherent in the future cash flows. The estimated fair values of Cadillac Jack’s assets acquired and liabilities assumed and resulting goodwill are subject to adjustment as we finalize our fair value analysis. The significant items for which a final fair value has not been determined as of the filing of this report on Form 10-Q include accrued liabilities, deferred income taxes and other long-term liabilities. During the quarter ended September 30, 2015, we determined the final net working capital adjustment with the seller and recorded a $1.2 million adjustment to goodwill for the amount that we received from the seller. We expect to complete our fair value determinations no later than the second quarter of 2016. We do not currently expect our fair value determinations to change; however, there may be differences compared to those amounts reflected in our consolidated financial statements at December 31, 2015, as we finalize our fair value analysis and such changes could be material.

AP GAMING HOLDCO INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The preliminary allocation of the purchase price to the estimated fair values of the assets acquired and the liabilities assumed was as follows (in thousands):

At May 29, 2015
Currents assets(1)	$34,871
Property and equipment	29,634
Goodwill	171,497
Intangible assets	199,752
Other long-term assets	23,828
Total assets	459,582
Current liabilities	8,636
Deferred tax liability non-current	51,486
Other long-term liabilities	19,000
Total equity purchase price	$380,460
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

We included an estimated value of $8.3 million in current assets above and in deposits and other in the consolidated balance sheet related to the value of stock options held by employees of Cadillac Jack. The stock options entitle the holder to purchase shares of Amaya Inc., the former global parent of Cadillac Jack, based on the holder’s continued employment at Cadillac Jack through the vesting date.

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

The estimated fair values of acquired trade names, brand names and gaming technology platforms was primarily determined using the royalty savings method, which is a risk-adjusted discounted cash flow approach. The gaming technology

AP GAMING HOLDCO INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

platforms include $30.0 million of in-process research and development. The royalty savings method values an intangible asset by estimating the royalties saved through ownership of the asset. The royalty savings method requires identifying the future revenue that would be impacted by the trade name or intellectual property (or royalty-free rights to the assets), multiplying it by a royalty rate deemed to be avoided through ownership of the asset and discounting the projected royalty savings amounts back to the acquisition date.  The royalty rate used in such valuation was based on a consideration of market rates for similar categories of assets.

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

The estimated fair value of deferred income taxes was determined by applying the appropriate enacted statutory tax rate to the temporary differences that arose on the differences between the financial reporting value and tax basis of the assets acquired and liabilities assumed. We recorded liabilities for estimated uncertain tax positions in other long-term liabilities and a related indemnification receivable in other long-term assets.

The revenue and net loss of Cadillac Jack from the acquisition date through December 31, 2015, are presented below and are included in our consolidated statements of operations and comprehensive loss. These amounts are not necessarily indicative of the results of operations that Cadillac Jack would have realized if it had continued to operate as a stand-alone company during the period presented, primarily due to the elimination of certain headcount and administrative costs since the acquisition date resulting from integration activities or due to costs that are now reflected in our unallocated corporate costs and not allocated to Cadillac Jack.

From May 29, 2015 through December 31, 2015
Revenue	$46,075
Net loss	$17,133

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

	Year ended December 31,
	2015	2014
Revenue	$156,110	$160,341
Net loss	$54,682	$83,709

Gamingo Limited

On June 15, 2015, the Company purchased 100% of the equity of Gamingo Limited (formerly known as “RocketPlay”, currently known as “AGSi”), a leading gaming company developing social casino titles for mobile devices. With primary offices in San Francisco and Tel Aviv, AGSi’s flagship product, Lucky Play Casino, gives players a casino-quality experience with slots, table games, tournaments, and live events. The total consideration of $8.8 million includes an estimated $5.0 million of contingent consideration that is payable based on the operating results of AGSi during a twelve-month measurement period that will end on December 31, 2016. The amount of the contingent consideration recorded was estimated at the purchase date and is subject to change based on changes in the estimated operating results of AGSi and has been recorded in other long-term

AP GAMING HOLDCO INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

liabilities in the consolidated balance sheet. As of December 31, 2015 the recorded value of the contingent consideration was written off in full to write downs and other charges based on the estimated fair value on that date.

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

Intellectual Property Acquisitions

During the quarter ended September 30, 2015, the Company acquired certain intangible assets related to the purchase of table games and table game related intellectual property.  Some of the acquisitions were accounted for as an acquisition of a business and the assets acquired and liabilities assumed were measured based on our preliminary estimates of their fair values at the acquisition dates. The estimated fair values of assets acquired and liabilities assumed and resulting goodwill are subject to adjustment as we finalize our fair value analysis. The total consideration of $10.0 million includes an estimated $1.5 million of contingent consideration that is payable periodically based on a percentage of product revenue earned on the related table games.  The amount of the contingent consideration recorded was estimated at the purchase date and is subject to change based on changes in the estimated product revenue and has been recorded in other long-term liabilities in the consolidated balance sheet.  The consideration was allocated primarily to goodwill for $2.6 million and intangible assets for $6.5 million, which will be amortized over a weighted average period of 8.5 years.

Prior Years’ Acquisitions

On May 6, 2014, the Company purchased 100% of the equity of C2 Gaming, LLC (“C2 Gaming”) for $23.3 million in cash, subject to terms outlined in the equity purchase agreement (the “C2 Acquisition Agreement”). C2 Gaming is an innovative manufacturer and developer of slot machines based in Las Vegas, Nevada. The purchase was expected to provide for the distribution of C2 Gaming’s platform and content to an increased number of markets in the United States. The acquisition was funded by an initial cash payment and an agreement to pay the sellers $9.0 million on the one-year anniversary of the closing of the acquisition, which was paid during the quarter ended June 30, 2015. The acquisition also included an amount of contingent consideration of $3.0 million that was payable upon the satisfaction of certain milestones, including the submission and approval of video slot platforms to various jurisdictions as outlined in the C2 Acquisition Agreement.

The following summarizes the consideration paid for C2 Gaming (in thousands):

Paid at close	$11,000
One-year payment	9,000
Contingent consideration	3,000
Working capital adjustment	273
Total consideration	$23,273

During the year ended December 31, 2014, the Company paid $0.5 million of the contingent consideration. In May 2015, the C2 Acquisition Agreement was amended to reduce the remaining contingent consideration liability of $2.5 million to $2.1 million and to acknowledge that the milestones of the C2 Acquisition Agreement were satisfied. In July 2015, the Company paid $1.0 million of the contingent consideration, reducing the balance to $1.1 million, which was paid in January 2016.

The allocation of the purchase price to the estimated fair values of the assets acquired and the liabilities assumed was as follows (in thousands):

At May 6, 2014
Current assets	$545
Property and equipment	534
Goodwill	13,744
Intangible assets	8,722
Total assets	23,545
Total liabilities	272
Total equity purchase price	$23,273

AP GAMING HOLDCO INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our estimates of the fair values of depreciable tangible assets were as follows (in thousands):

	Fair values at May 6, 2014	Average remaining useful life (in years)
Property and equipment	$534	1 - 5

Our estimates of the fair values of identifiable intangible assets were as follows (in thousands):

	Fair values at May 6, 2014	Average remaining useful life (in years)
Gaming software and technology platforms	$3,685	3 - 5
Customer relationships	5,037	7
Total intangible assets	$8,722

The fair value of property and equipment as well as the fair value of gaming content software was determined using cost approaches in which we determined an estimated reproduction or replacement cost, as applicable.

The estimate of the fair value of the acquired gaming software and technology platforms was determined using the relief from royalty method under the income approach, which is a risk-adjusted discounted cash flow approach. The relief from royalty method values an intangible asset by estimating the royalties saved through ownership of the asset.

The estimate of the fair value of the acquired customer relationships was determined using the excess earnings method, which is a risk-adjusted discounted cash flow approach that determines the value of an intangible asset as the present value of the cash flows attributable to such asset after excluding the proportion of the cash flows that are attributable to other assets.

The goodwill recorded as a results of the acquisition is deductible for tax purposes and is attributed to enhanced financial scale, expanded video slot platforms and other strategic benefits. Some of the values and amounts used in the initial application of purchase accounting for our consolidated balance sheet were based on estimates and assumptions.

On September 16, 2013, AGS Holdings, LLC (“AGS Holdings”), AGS Capital, LLC (“AGS Capital”) and AP Gaming Acquisition, LLC (“AP Gaming Acquisition”), an indirect wholly owned subsidiary of the Company and an affiliate of Apollo Global Management, LLC (“Apollo”), entered into an equity purchase agreement (as subsequently amended and restated on December 3, 2013, the “Acquisition Agreement”). The Acquisition Agreement provided for the purchase of 100% of the equity of AGS Capital from AGS Holdings, LLC (the “AGS Capital Acquisition”) by AP Gaming Acquisition for an aggregate purchase price of approximately $220.5 million. The AGS Capital Acquisition was consummated on December 20, 2013.

The AGS Capital Acquisition was financed in part by the senior secured credit facilities (as described in Note 6) and from the issuance of 10,000,000 Class A shares of common stock at $0.01 par value to Apollo Gaming Holdings, L.P. for a total cost to acquire all the outstanding shares was $100,000,000. The source of the funds for the acquisition of the Company was provided by committed equity capital contributed by certain equity funds managed by Apollo.

The following summarizes the consideration paid for the AGS Capital Acquisition (in thousands):

Contractual cash purchase price	$220,300
Seller notes	5,531
Working capital adjustment	(5,340)
Total consideration	$220,491

AP GAMING HOLDCO INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The allocation of the purchase price to the estimated fair values of the assets acquired and the liabilities assumed was as follows (in thousands):

At December 20, 2013
Currents assets	$17,858
Property and equipment	46,734
Goodwill	63,873
Intangible assets	97,512
Other long-term assets	1,616
Total assets	227,593
Total liabilities	7,102
Total equity purchase price	$220,491

Our estimates of the fair values of depreciable tangible assets were as follows (in thousands):

	Fair values at December 20, 2013	Average remaining useful life (in years)
Property and equipment	$46,734	1 - 5

Our estimates of the fair values of identifiable intangible assets were as follows (in thousands):

	Fair values at December 20, 2013	Average remaining useful life (in years)
Indefinite lived trade names	$12,126	Indefinite
Trade and brand names	809	7
Customer relationships	60,112	7
Gaming software and technology platforms	24,465	1 - 5
Total intangible assets	$97,512

The fair value of acquired property and equipment was determined using cost approaches in which we determined an estimated reproduction or replacement cost, as applicable.

The fair values of acquired finite- and indefinite-lived trade names, gaming software and technology platforms was determined using the relief from royalty method under the income approach, which is a risk-adjusted discounted cash flow approach. The relief from royalty method values an intangible asset by estimating the royalties saved through ownership of the asset. The relief from royalty method requires identifying the future revenue that would be impacted by the trade name, multiplying it by a royalty rate deemed to be avoided through ownership of the asset and discounting the projected royalty savings amounts back to the acquisition date. The royalty rate used in such valuation was based on a consideration of market rates for similar categories of assets.

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

As a result of the AGS Capital Acquisition, the Company recognized goodwill, which is deductible for tax purposes and is primarily attributed to enhanced financial scale, opportunities for synergies and opportunities with other Apollo related companies and other strategic benefits.

NOTE 3. PROPERTY AND EQUIPMENT
Property and equipment, net consist of the following (in thousands):

	December 31, 2015	December 31, 2014
Gaming equipment	$89,361	$53,295
Other property and equipment(1)	14,976	3,902
Less: Accumulated depreciation	(37,638)	(16,428)
Total property and equipment, net	$66,699	$40,769
(1) $2.8 million included in other property and equipment as of December 31, 2014 has been reclassified to gaming equipment to be consistent with the current year presentation.

Gaming equipment and other property and equipment are depreciated over the respective useful lives of the assets ranging from three to six years. Depreciation expense was $23.4 million and $16.8 million for the year ended December 31, 2015 and 2014, respectively. Depreciation expense was $0.5 million and $14.7 million for the Successor Period and Predecessor Period, respectively.

NOTE 4. GOODWILL AND INTANGIBLES

There were no accumulated impairments of goodwill as of December 31, 2015. Changes in the carrying amount of goodwill are as follows (in thousands):

Gross Carrying Amount
Balance at December 31, 2014	$77,617
Acquisition - Cadillac Jack	171,497
Acquisition - AGSi	4,855
Acquisition - Intellectual Property	2,600
Foreign currency adjustments	(2,282)
Other	(436)
Balance at December 31, 2015	$253,851

Intangible assets consist of the following (in thousands):

		December 31, 2015			December 31, 2014
	Useful Life (years)	Gross Value	Accumulated Amortization	Net Carrying Value	Gross Value	Accumulated Amortization	Net Carrying Value
Indefinite lived trade names	Indefinite	$12,126	$—	$12,126	$12,126	$—	$12,126
Trade and brand names	7	13,600	(1,721)	11,879	809	(119)	690
Customer relationships	7	170,927	(26,676)	144,251	65,159	(9,313)	55,846
Contract rights under development and placement fees	1 - 7	16,311	(548)	15,763	678	(58)	620
Gaming software and technology platforms	1 - 5	116,930	(23,735)	93,195	32,564	(7,108)	25,456
Intellectual property	10 - 20	14,030	(888)	13,142	7,279	(132)	7,147
		$343,924	$(53,568)	$290,356	$118,615	$(16,730)	$101,885

Intangible assets are amortized over their respective estimated useful lives ranging from one to twenty years. Amortization expense related to intangible assets was $38.3 million and $16.6 million for the year ended December 31, 2015 and 2014, respectively, and $0.4 million and $13.0 million for the Successor Period and Predecessor Period, respectively.

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the year ended December 31, 2015 and 2014, the Company recognized an impairment charge of $3.4 million and $1.4 million, respectively, related to internally developed gaming titles that were

AP GAMING HOLDCO INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

discontinued. During the Predecessor Period, the Company recognized an impairment charge of $1.7 million related to lease incentives paid to a customer.

The Company enters into development agreements and placement fee agreements with certain customers to secure floor space under lease agreements for its gaming machines. Amounts paid in connection with the development agreements are repaid to the Company in accordance with the terms of the agreement, whereas placements fees are not reimbursed. For development agreements in the form of a loan, interest income is recognized on the repayment of the notes based on the stated rate or, if not stated explicitly in the development agreement, on an imputed interest rate. If the stated interest rate is deemed to be other than a market rate or zero, a discount is recorded on the note receivable as a result of the difference between the stated and market rate and a corresponding intangible asset is recorded. The intangible asset is recognized in the financial statements as a contract right under development agreement and amortized as a reduction in revenue over the term of the agreement. Placement fees can be in the form of cash paid upfront or free lease periods and are accreted over the life of the contract and the expense is recorded as a reduction of revenue. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $0.5 million for the year ended December 31, 2015. The amounts amortized in 2014 and the Successor Period were nominal. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $3.9 million for the Predecessor Period.

The estimated amortization expense of definite-lived intangible assets as well as the accretion of contract rights under development and placement fees, for each of the next five years and thereafter is as follows (in thousands):

	Amortization Expense	Placement Fee Accretion
For the year ended December 31,
2016	$52,113	$4,663
2017	48,047	4,537
2018	40,805	3,795
2019	33,706	2,609
2020	26,943	57
Thereafter	60,853	102

NOTE 5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31, 2015	December 31, 2014
Trade accounts payable	$4,776	$1,517
Salary and payroll tax accrual	5,851	3,002
Taxes payable	2,440	566
Accrued interest	8	499
C2 Gaming one-year payout (see Note 2)	—	9,000
C2 Gaming contingent consideration (see Note 2)	1,125	2,500
Proceeds from employees in advance of common stock issuance	—	1,969
Placement fees payable	4,525	—
Accrued other	4,305	4,263
Total accounts payable and accrued liabilities	$23,030	$23,316

AP GAMING HOLDCO INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 31, 2015	December 31, 2014
Senior secured credit facilities:
Term loans, interest at LIBOR or base rate plus 8.25% (9.25% at December 31, 2015), net of unamortized discount of $10.9 million and $5.0 million at December 31, 2015 and December 31, 2014, respectively.	$404,019	$148,447
$40 million revolving credit facility, interest at LIBOR or base rate plus 8.25%	—	10,000
Senior secured PIK notes, net of unamortized discount of $3.3 million at December 31, 2015	119,292	—
Seller notes	18,902	6,012
Equipment long-term note payable and capital leases	5,826	2,230
Total debt	548,039	166,689
Less: Current portion	(6,919)	(2,495)
Long-term debt	$541,120	$164,194

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

The senior secured credit facilities are guaranteed by AP Gaming Holdings, LLC, the AP Gaming I, LLC’s (the “Borrower”) material, wholly owned domestic subsidiaries (subject to certain exceptions), and are secured by a pledge by AP Gaming Holdings, LLC of the Borrower’s equity interest directly held by AP Gaming Holdings, LLC and a pledge of substantially all of the existing and future property and assets of the Borrower and the subsidiary guarantors, subject to certain exceptions. The senior secured credit facilities require that the Borrower maintain a maximum net first lien leverage ratio set at a maximum of 5.5 to 1 beginning with the first quarter ending June 30, 2014. The senior secured credit facilities contain limitations on additional indebtedness, guarantees, incurrence of liens, investments and distributions, as defined. The senior secured credit facilities also contain customary events of default included in similar financing transactions, including, among others, failure to make payments when due, default under other material indebtedness, breach of covenants, breach of representations and warranties, involuntary or voluntary bankruptcy, and material judgments. The Company was in compliance with the covenants of the senior secured credit facilities at December 31, 2015.

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

AP GAMING HOLDCO INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

by the Company’s equity in its subsidiary AP Gaming, Inc., subject to certain limitations including those imposed by gaming laws, and are unconditionally guaranteed by the Subsidiary Guarantor.

Interest on the Notes will accrue at a rate of 11.25% per annum. The Company may elect to pay interest due on the Notes in cash, by increasing the principal of the outstanding Notes or by issuing new Notes (“PIK interest”) for the entire amount of the interest payment or by paying interest partially in cash and partially in PIK interest. Interest on the Notes will accrue from the date of issuance and will be payable on the dates described in more detail in the agreement.  The Notes will mature on May 28, 2021.  The net proceeds of the Notes were used primarily to finance the Cadillac Jack acquisition.

The Notes contain limitations on additional indebtedness, guarantees, incurrence of liens, investments and distributions, as defined. The Notes also contains customary events of default included in similar transactions, including, among others, failure to make payments when due, acceleration of other material indebtedness, breach of covenants, breach of representations and warranties, involuntary or voluntary bankruptcy, and material judgments. At December 31, 2015, the Notes totaled $119.3 million, which includes capitalized interest of $7.6 million.

Seller notes

On December 20, 2013, the Company issued two promissory notes (the “AGS Seller Notes”) to AGS Holdings, LLC, in the amounts of $2.2 million and $3.3 million, to satisfy the conditions set forth in the Acquisition Agreement. At December 31, 2015, notes payable related to the AGS Seller Notes totaled $6.5 million, which includes capitalized interest of $1.0 million. The AGS Seller Notes accrue interest on the unpaid principal balance at 8.5% per annum and shall be payable semi-annually in arrears on June 30 and December 31, commencing on June 30, 2014. Any interest accrued and payable on any interest payment date will be paid by capitalizing such interest and adding it to (and thereby increasing) the outstanding principal amount of this AGS Seller Notes. All principal and interest under the AGS Seller Notes is due and payable on June 18, 2021, the maturity date. The Company may prepay from time to time all or any portion of the outstanding principal balance due under the AGS Seller Notes.

On May 29, 2015, the Company issued a promissory note to Amaya Inc. (the “Amaya Seller Note”) with an initial principal amount of $12.0 million to satisfy the conditions set forth in the stock purchase agreement for the Cadillac Jack Acquisition. The Amaya Seller Note accrues interest on the unpaid principal amount at 5.0% per annum and is payable semi-annually on June 30 and December 31 (and on May 29, 2023, the maturity date of the note), commencing on June 30, 2015. All interest accrued and payable on any interest payment date will be paid by capitalizing such interest and adding it to (and thereby increasing) the outstanding principal amount of the Amaya Seller Note. All principal under the note is due and payable on May 29, 2023.  The Amaya Seller Note is required to be prepaid under certain circumstances described in more detail in the note agreement. The Company may prepay from time to time all or any portion of the outstanding principal balance due under the Amaya Seller Note.  The Amaya Seller Note includes certain covenants and events of default that are customary for instruments of this type. At December 31, 2015, the Amaya Seller Note totaled $12.4 million, which includes capitalized interest of $0.4 million.

Equipment Long Term Note Payable and Capital Leases

The Company has entered into a financing agreement to purchase certain gaming devices, systems and related equipment and has entered into leases for servers and equipment that are accounted for as capital leases.

Scheduled Maturities of Long-Term Debt

Aggregate contractual future principal payments (excluding the effects of repayments for excess cash flow) of long-term debt for the years following December 31, 2015, are as follows (in thousands):

AP GAMING HOLDCO INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years ending December 31,	Successor
2016	$6,919
2017	6,325
2018	5,283
2019	4,234
2020	397,953
Thereafter	141,521
Total scheduled maturities	562,235
Unamortized debt discount	(14,196)
Total long-term debt	$548,039

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

On April 28, 2014, our controlling stockholder exchanged its 10,000,000 Class A Shares for 10,000,000 Class B Shares. On May 29, 2015, we issued an additional 4,931,529 Class B Shares to our controlling stockholder for total proceeds of $77.4 million. The funds received from the May 2015 issuance of Class B Shares were used, in addition to proceeds from the issuance of long-term debt, to fund the acquisition of Cadillac Jack.

As of December 31, 2015, 107,498 Class B Shares issued to “Management Holder,” as defined in the Securityholders Agreement dated April 28, 2014 (the “Securityholders Agreement”) were outstanding. The Class B Shares issued to Management Holder’s are not considered issued for accounting purposes as they contain a substantive performance condition that must be met for the Management Holder to benefit from the ownership of the shares. As a result, shares issued to Management Holder’s are not considered issued for accounting purposes until such time that the performance condition is met.

Class B Shares that are held by a Management Holder are subject to repurchase rights (the “Repurchase Rights”), as outlined in Section 6 of the Securityholders Agreement, that are contingent on the Management Holder’s termination. The Repurchase Rights enable the Company to recover the Class B Shares issued to a Management Holder without transferring any appreciation of the fair value of the stock to the Management Holder upon certain terminations of the Management Holder’s employment prior to a “Qualified Public Offering”, as defined in the Securityholders Agreement. If a Management Holder’s employment is terminated by the Company prior to the consummation of a Qualified Public Offering for “Cause”, as defined in the Securityholders Agreement, or is terminated by such Management Holder without “Good Reason”, as defined in the Securityholders Agreement, then the Company shall have the right to repurchase all or any portion of the Class B Shares held by such Management Holder for the lesser of original cost and fair market value. If a Management Holder’s employment is terminated by the Company prior to the consummation of a Qualified Public Offering other than as described above and in the Securityholders Agreement, then the Company shall have the right to repurchase all or any portion of the Class B Shares held by such Management Holder for fair market value.

NOTE 8. WRITE DOWNS AND OTHER CHARGES

The consolidated statements of operation and comprehensive loss include various non-routine transactions and related consulting fees. For the year ended December 31, 2015, the Company recognized $11.8 million in write-downs and other charges primarily related to acquisition related charges of $8.2 million. The Company also recognized an impairment to intangible assets of $3.4 million related to game titles, write offs related to prepaid royalties of $1.3 million, losses from the disposal of assets of $1.3 million and the impairment of long-lived assets of $0.2 million, partially offset by net write downs of primarily contingent consideration of $2.7 million that is described in Note 2.

For the year ended December 31, 2014, the Company recognized $7.1 million in write-downs and other charges primarily related to acquisition charges of $2.8 million, losses from the disposal of assets of $1.9 million, an impairment to intangible assets of $1.4 million and an impairment of long-lived assets of $0.8 million.

For the Successor Period ending December 31, 2013, the Company recognized $7.5 million in write-downs and other charges for fees related to the AGS Capital Acquisition. For the Predecessor Period, the Company recognized $10.3 million in write downs and other charges that primarily consisted of $3.9 million in fees related to the AGS Capital Acquisition, $3.3 million related to the impairment of long-lived assets, $1.7 million related to the impairment of intangible assets, $0.5 million related to the write-down of phantom unit compensation and $0.3 million for consulting fees paid to a related party.

NOTE 9. BASIC AND DILUTED LOSS PER SHARE

The Company computes net income (loss) per share in accordance with accounting guidance that requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statement of operations and comprehensive income (loss). Basic EPS is computed by dividing net income (loss) for the period by the weighted average number of shares outstanding during the period. Basic EPS excludes Class B Shares issued to Management Holders until the performance condition or termination event is considered probable (see Note 7). Until such time, the Class B Shares issued to Management Holders will be included in the calculation of diluted EPS using the treasury stock method and are treated as stock options. Diluted EPS is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period, increased by potentially dilutive common shares that were outstanding during the period. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. Potentially dilutive common shares include stock options and restricted stock (see Note 11).

There were no potentially dilutive securities for the year ended December 31, 2015.

Excluded from the calculation of diluted EPS for the year ended December 31, 2015, are 50,000 restricted shares and 0.3 million stock options, as such securities were anti-dilutive.

NOTE 10. BENEFIT PLANS

The Predecessor implemented the AGS Holdings Inc. Phantom Units Plan (the “Plan”) which was intended to reinforce and encourage the continued attention and dedication of certain Covered Executives (as defined) to their assigned duties to the Predecessor until a Change in Control (as defined) occurred. Units of the Plan were issued as a percentage and in terms of number of units within the Plan at a strike price of $56.0 million and vested over a period of up to four years. The value of the units was determined as the product of the percentage held in the Plan and the summation of the enterprise value of the Company less the net debt of the Company less the strike price. During 2013, $2.1 million was paid out under the terms of the Plan. During the second quarter of 2014, the Plan was finalized and settled resulting in a payment of approximately $22,000 to Plan unit holders.

The Company has established a 401(k) defined contribution plan (the “401(k) Plan”) for its employees. The 401(k) Plan allows employees to contribute up to 15% of their pretax earnings, and the Company may match a percentage of the contributions on a discretionary basis. The expense associated with the 401(k) Plan for the year ended December 31, 2015, December 31, 2014, the Successor Period and the Predecessor Period was $0.6 million, $0.3 million, $7,000 and $0.2 million, respectively. The increase in the expense associated with the 401(k) Plan compared to the prior year was due to the inclusion of Cadillac Jack, which accounted for $0.2 million of the expense for the year ended December 31, 2015.

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

AP GAMING HOLDCO INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11. SHARE-BASED COMPENSATION

Stock Options

The Company has granted stock awards to eligible participants under the LTIP. The stock awards include options to purchase the Company’s Class B Shares. These stock options include a combination of service and market conditions, as further described below. In addition, these stock options include a performance vesting condition, a Qualified Public Offering (see Note 7), which is not considered to be probable as of December 31, 2015. As a result, no share-based compensation expense for stock options has been recognized and none will be recognized for these stock awards until the performance condition is considered to be probable. When the performance condition is considered probable, the stock awards will vest in accordance with the underlying service and market conditions.

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

	Year Ended December 31,
	2015	2014	2013
Option valuation assumptions:
Expected dividend yield	—%	—%	—%
Expected volatility	55%	73%	—%
Risk-free interest rate	1.69%	1.63%	—%
Expected term (in years)	6.4	5.0	0

A summary of the changes in stock options outstanding during the year ended December 31, 2015, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2014	576,250	$10.00
Granted	347,875	$15.41
Canceled	(158,750)	$10.00
Options outstanding as of December 31, 2015	765,375	$12.46	8.6	$2,481,113
Exercisable as of December 31, 2015	55,833	$10.00	8.4	$117,169
No options expired or were forfeited for the year ended December 31, 2015.

Restricted awards

A summary of the changes in restricted stock awards outstanding during the year ended December 31, 2015, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2015	50,000	$10.00
Vested	10,000	10.00
Nonvested at December 31, 2015	40,000	10.00

No restricted awards were granted or forfeited during the year ended December 31, 2015.

AP GAMING HOLDCO INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is provided for the share award vesting from the plans (in thousands, except weighted average grant date fair value):

	Year Ended December 31,
	2015	2014	2013
Weighted average grant date fair value	$—	$10.00	$—

No restricted stock was granted, canceled or forfeited during the year ended December 31, 2015. During the year ended December 31, 2014, the Company granted 50,000 restricted Class B Shares that vest in five equal installments on each of the first five anniversaries of the grant date. This restricted stock includes a service condition and a performance vesting condition (a Qualified Public Offering), which was not considered to be probable of occurring as of December 31, 2015. As a result, no share-based compensation expense was recognized for the years ended December 31, 2015 and 2014, and none will be recognized for restricted stock until the performance condition is considered to be probable. When the performance condition is considered probable, the stock awards will vest in accordance with the underlying service condition.

NOTE 12. RESTRUCTURING

We recorded employee termination and restructuring costs of $1.4 million and $1.2 million during the years ended December 31, 2015 and 2014, respectively. We do not anticipate additional costs associated with the following plans in excess of amounts accrued below. Employee termination and restructuring costs are classified in selling, general and administrative as well as research and development expense and have been recorded for the following restructuring plans.

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

The following table summarizes the change in our restructuring accruals for the year ended December 31, 2015 (in thousands), which is included in accounts payable and accrued liabilities in the consolidated balance sheets:

	December 31, 2014	Charge to expense	Cash paid	December 31, 2015
Accrued severance	$127	$935	$1,025	$37
Accrued retention bonuses	216	437	653	—
Property costs	—	25	25	—
Total	$343	$1,397	$1,703	$37

NOTE 13. INCOME TAXES

The components of loss before provision for income taxes are as follows (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2015	Year ended December 31, 2014	Period December 21 through December 31, 2013	Period January 1, 2013 through December 20, 2013
Domestic	$(66,728)	$(26,187)	$(8,102)	$(42,176)
Foreign	(7,906)	—	—	—
Loss before provision for income taxes	$(74,634)	$(26,187)	$(8,102)	$(42,176)

AP GAMING HOLDCO INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The income tax (benefit) expense is as follows (in thousands):

	Successor			Predecessor
	Year to date December 31, 2015	Year ended December 31, 2014	Period December 21 through December 31, 2013	Period January 1, 2013 through December 20, 2013
Current:
Federal	$932	$—	$—	$—
State	(10)	7	—	—
Foreign	1,424	—	—	—
Total current income tax expense	2,346	7	—	—

Deferred:
Federal	(34,589)	2,005	50	—
State	(2,506)	177	4	—
Foreign	(1,340)	—	—	—
Total deferred income (benefit) expense	(38,435)	2,182	54	—

Total income tax (benefit) expense	$(36,089)	$2,189	$54	$—

The reconciliation of income tax at the federal statutory rate to the actual effective income tax rate (benefit) is as follows:

	Successor			Predecessor
	Year to date December 31, 2015	Year ended December 31, 2014	Period December 21 through December 31, 2013	Period January 1, 2013 through December 20, 2013
Federal statutory rate	(35.0)%	(34.0)%	(34.0)%	(34.0)%
Non-taxable entities	—%	—%	—%	32.7%
Foreign rate differential	0.7%	—%	—%	(0.5)%
State income taxes, net of federal benefit	(2.5)%	(0.8)%	(3.1)%	—%
Nondeductible loan costs	1.5%	—%	—%	—%
Nondeductible transaction costs	1.6%	—%	—%	—%
Other permanent differences	(0.3)%	0.2%	—%	—%
Other differences	0.5%	0.4%	—%	—%
Uncertain tax positions	0.3%	—%	—%	—%
Valuation allowance	(15.2)%	42.6%	37.8%	1.8%
	(48.4)%	8.4%	0.7%	—%

The components of the net deferred tax liability consist of the following (in thousands):

AP GAMING HOLDCO INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Successor
	December 31, 2015	December 31, 2014
Deferred tax assets:
Accrued expenses	$608	$845
Allowance for bad debt	1,176	3
Payroll accruals	2,085	—
Foreign tax credits	8,834	—
Net operating loss carryforwards	35,862	8,156
Intangible assets	—	7,368
Research and development credits	1,569	—
Loan costs and interest	3,519	—
Other	2,017	166
Total deferred tax assets	55,670	16,538
Valuation allowance	(8,274)	(14,260)
Deferred tax assets, net of valuation allowance	$47,396	$2,278

Deferred tax liabilities:
Prepaid expenses and other	$(1,033)	$(800)
Intangible assets	(60,309)	(2,236)
Property and equipment, net	(1,364)	(1,633)
Deferred tax liabilities	(62,706)	(4,669)
Net deferred tax liabilities	$(15,310)	$(2,391)

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. Due to cumulative foreign losses, there is no deferred tax liability recorded for unremitted foreign earnings.

The Company’s Mexican customers are required under the U.S.-Mexico tax treaty to withhold 10% of their payments due to the Company for license fees, which can be used as foreign tax credits on the Company’s U.S. federal income tax return. The foreign tax credits are not refundable, but can be carried forward for 10 years to offset future tax liability. Of the Company’s $8.8 million in foreign tax credits, approximately $4.0 million begin to expire starting in 2016. A full valuation allowance has been recorded on the credits which are expected to expire. In addition, the Company has $1.6 million of research and development credits which begin to expire in 2030.

The Company has net operating loss (“NOL”) carryforwards for U.S. federal purposes of $86.4 million, in foreign jurisdictions of $16.9 million and various U.S. states of $63.4 million. The U.S. federal NOL carryforwards begin to expire in 2031, the Mexican NOL carryforwards begin to expire in 2021, and the U.S. state NOL carryforwards begin to expire in 2018.

The Company has uncertain tax positions with respect to prior tax filings. The uncertain tax positions, if asserted by taxing authorities, would result in utilization of the Company’s tax credit and operating loss carryovers. The credit and operating loss carryovers presented as deferred tax assets are reflected net of these unrecognized tax benefits.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize the existing deferred tax assets. Taxable temporary differences recorded in connection with the acquisition of Cadillac Jack represent sources of future taxable income to support the realization of AP Gaming’s legacy deferred tax assets. As a result of the net deferred tax liabilities recorded in connection with the acquisition of Cadillac Jack, the Company recorded a tax provision benefit of $14.3 million as a result of the reduction of its valuation allowance. In addition, during the year ended December 31, 2015 the Company recorded a $5.7 million increase to its valuation allowance for tax credits and operating loss carryovers acquired in connection with business combinations. The valuation allowances on acquired credits and operating loss carryovers resulted in an increase to acquired goodwill of $5.7 million. The remaining $2.6 million valuation allowance relates to foreign tax credits which are expected to expire and foreign losses incurred in 2015 which are not expected to be realized.

AP GAMING HOLDCO INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company applies a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes the impact of a tax position in the financial statements when the position is more likely than not of being sustained on audit based on the technical merits of the position.

The total amount of unrecognized tax benefits as of December 31, 2015 was $29.5 million. Of this amount, $26.9 million, if recognized, would be included in our Consolidated Statements of Operations and Comprehensive Loss and have an impact on our effective tax rate. The Company does not anticipate a material reduction of its liability for unrecognized tax benefits before December 31, 2016.

The Company recognizes interest and penalties accrued for unrecognized tax benefits in income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued penalties and interest of $0.9 million during 2015 and in total, as of December 31, 2015, has recognized a liability for penalties and interest of $8.0 million.

The Company entered into an indemnification agreement with the prior owners of Cadillac Jack whereby the prior owners have agreed to indemnify the Company for changes in tax positions by taxing authorities for periods prior to the transaction. As of December 31, 2015, an indemnification receivable of $21.9 million has been recorded in the financial statements. This amount includes the indemnification of the original pre-acquisition tax positions along with any related accrued interest and penalties. If the related unrecognized tax benefits are subsequently recognized, a corresponding charge to relieve the associated indemnification receivables would be recognized in our Consolidated Statements of Operations and Comprehensive Loss and have an impact on operating income.

The Company had the following activity for unrecognized tax benefits in 2015. The Company had no unrecognized tax benefits prior to 2015. (amounts in thousands):

December 31, 2015
Balance-beginning of year	$—
Current year acquisitions	29,701
Increases based on tax positions of the current year	795
Currency translation adjustments	(973)
Balance-end of year	$29,523

NOTE 14. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases administrative and warehouse facilities and certain equipment under non-cancelable operating leases. Rent expense was $2.0 million, $0.8 million, $22,000 and $0.6 million for the year ended December 31, 2015, December 31, 2014, the Successor Period and the Predecessor Period, respectively.

Future minimum lease payments under these leases in excess of one year as of December 31, 2015 are as follows (in thousands):

For the year ended December 31,	Successor
2016	$1,693
2017	1,752
2018	1,186
2019	1,065
2020	1,092
Thereafter	806
Total	$7,594

Other commitments and contingencies

The Company is subject to federal, state and Native American laws and regulations that affect both its general commercial relationships with its Native American tribal customers, as well as the products and services provided to them. Periodically, the Company reviews the status of each significant matter and assesses the potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. If a potential loss from any claim or legal proceeding is considered reasonably possible, the Company discloses an estimate of the possible loss or range of possible loss, or a statement that such an estimate cannot be made. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to their pending claims and litigation and may revise its estimates. Such revisions in the estimates of the potential liabilities could have a material impact on the results of operations and financial condition.

NOTE 15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables present selected quarterly financial information for 2015 and 2014, as previously reported (in thousands).

	Year ended December 31, 2015
	Quarter ended March 31, 2015	Quarter ended June 30, 2015	Quarter ended September 30, 2015	Quarter ended December 31, 2015
Consolidated Income Statement Data:
Revenues	$18,795	$26,296	$38,105	$40,096
Loss from operations	(3,736)	(11,339)	(13,017)	(1,347)
Net (loss) income	(9,235)	2,849	(23,279)	(8,880)

	Year ended December 31, 2014
	Quarter ended March 31, 2014	Quarter ended June 30, 2014	Quarter ended September 30, 2014	Quarter ended December 31, 2014
Consolidated Income Statement Data:
Revenues	$17,158	$17,428	$18,836	$18,718
Income (loss) from operations	695	(1,468)	(3,432)	(4,216)
Net loss	(4,249)	(6,203)	(8,674)	(9,250)

AP GAMING HOLDCO INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ITEM 15(a)(2). FINANCIAL STATEMENT SCHEDULES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

AP GAMING HOLDCO, INC.
(PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS
(in thousands, except share data)

	Successor
	December 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$25,972	$8,513
Prepaid expenses	63	69
Total current assets	26,035	8,582
Deferred tax asset	3,528	—
Deferred loan costs, net	528	—
Investment in subsidiaries	203,390	57,622
Total assets	$233,481	$66,204

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$—	$1,993
Intercompany payables	20	455
Total current liabilities	20	2,448
Long-term debt	131,653	—
Other long-term liabilities	1,271	—
Total liabilities	132,944	2,448
Stockholders’ equity:
Common stock	149	100
Additional paid-in capital	177,276	99,900
Retained earnings	(75,077)	(36,532)
Accumulated other comprehensive (loss) income	(1,811)	288
Total stockholders’ equity	100,537	63,756
Total liabilities and stockholders’ equity	$233,481	$66,204

AP GAMING HOLDCO INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

AP GAMING HOLDCO, INC.
(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF OPERATIONS
(in thousands)

	Successor
	Year ended December 31, 2015	Year ended December 31, 2014	Period December 21, 2013 through December 31, 2013
Operating expenses
Selling, general and administrative	$546	$1,512	$—
Total operating expenses	546	1,512	—
Loss from operations	(546)	(1,512)	—
Other expense (income)
Equity in net loss of subsidiaries	33,405	26,870	8,156
Interest expense	8,123	—	—
Interest income	(1)	(6)	—
Loss before income taxes	(42,073)	(28,376)	(8,156)
Income tax benefit (expense)	3,528	—	—
Net loss	(38,545)	(28,376)	(8,156)
Foreign currency translation adjustment	(2,099)	289	(1)
Total comprehensive loss	$(40,644)	$(28,087)	$(8,157)

AP GAMING HOLDCO INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

AP GAMING HOLDCO, INC.
(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands, except per share data)

	Successor
	Year ended December 31, 2015	Year ended December 31, 2014	Period December 21, 2013 through December 31, 2013
Cash flows from operating activities
Net loss	$(38,545)	$(28,376)	$(8,156)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of deferred loan costs and discount	143	—	—
Equity in net loss of subsidiaries	33,405	26,870	8,156
(Benefit) provision of deferred income tax	(3,528)	—	—
Changes in assets and liabilities that relate to operations:
Prepaid expenses	6	(69)	—
Intercompany payable/receivable	455	455	—
Accounts payable and accrued liabilities	7,956	24	—
Net cash (used in) provided by operating activities	(108)	(1,096)	—
Cash flows from investing activities
Investment in subsidiaries	(172,484)	(11,635)	(83,462)
Distributions received from subsidiaries	1,322	2,737	—
Net cash used in investing activities	(171,162)	(8,898)	(83,462)
Cash flows from financing activities
Proceeds from issuance of debt	111,550	—	—
Proceeds from issuance of common stock	77,425	—	100,000
Proceeds from employees in advance of common stock issuance	579	1,969	—
Repurchase of shares issued to management	(277)	—	—
Payment of deferred loan costs	(548)	—	—
Net cash provided by financing activities	188,729	1,969	100,000
Increase (decrease) in cash and cash equivalents	17,459	(8,025)	16,538
Cash and cash equivalents, beginning of period	8,513	16,538	—
Cash and cash equivalents, end of period	$25,972	$8,513	$16,538

Non-cash investing and financing activities:
Subsidiary payment for share repurchase on Company’s behalf	$1,000	$—	$—
Intercompany payable settled as distribution	$890	$—	$—
Incurrence of Amaya Seller Note	$12,000	$—	$—
Interest payable added to debt principal	$7,980	$—	$—

AP GAMING HOLDCO INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

AP GAMING HOLDCO, INC.
(PARENT COMPANY ONLY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
The accompanying condensed financial statements include only the accounts of AP Gaming Holdco, Inc. (the “Company”). Investments in the Company’s subsidiaries are accounted for under the equity method.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted since this information is included in the Company’s consolidated financial statements included elsewhere in this Form 10-K.

NOTE 2 - COMMITEMENTS AND CONTINGENCIES
The Company is a holding company and, as a result, its ability to pay dividends is dependent on its subsidiaries’ ability to obtain funds and its subsidiaries' ability to provide funds to it. Restrictions are imposed by its subsidiaries' debt instruments, which significantly restrict certain key subsidiaries holding a majority of its assets from making dividends or distributions to the Company. These restrictions are subject to certain exceptions for affiliated overhead expenses as defined in the agreements governing the debt instruments, unless certain financial and non-financial criteria have been satisfied.

Long-term debt of the Company consists of the senior secured PIK notes and the Amaya Seller Note that are described in Note 6 to the consolidated financial statements.