Form 10-Q
period 2016-03-31
AP Gaming Holdco, Inc.
filed 2016-05-16
CIK 1593548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarter ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of May 10, 2016, there were 100 shares of the Registrant’s Class A common stock, $.01 par value per share, and 15,038,027 shares of the Registrant’s Class B common stock, $.01 par value per share, outstanding.
*The Company does not have any public stockholders. Accordingly, it does not maintain an investor relations website where Interactive Data Files would be posted.

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AP GAMING HOLDCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$29,218	$35,722
Restricted cash	100	100
Accounts receivable, net of allowance of $198 and $113, respectively	23,802	23,653
Inventories	7,044	7,087
Prepaid expenses	4,509	4,642
Deposits and other	2,766	2,440
Total current assets	67,439	73,644
Property and equipment, net	65,494	66,699
Goodwill	253,605	253,851
Deferred tax asset	37	37
Intangible assets	278,079	290,356
Other assets	22,213	26,560
Total assets	$686,867	$711,147

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$23,617	$23,030
Current maturities of long-term debt	7,061	6,919
Total current liabilities	30,678	29,949
Long-term debt	533,247	533,290
Deferred tax liability - noncurrent	13,224	15,347
Other long-term liabilities	30,166	32,024
Total liabilities	607,315	610,610
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock at $0.01 par value; 100,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value; 30,000,100 shares authorized; 100 Class A Shares issued and outstanding at March 31, 2016 and December 31, 2015, and 14,931,529 Class B Shares issued and outstanding at March 31, 2016 and December 31, 2015.	149	149
Additional paid-in capital	177,276	177,276
Accumulated deficit	(96,143)	(75,077)
Accumulated other comprehensive loss	(1,730)	(1,811)
Total stockholders’ equity	79,552	100,537
Total liabilities and stockholders’ equity	$686,867	$711,147
The accompanying notes are an integral part of these condensed consolidated financial statements.

AP GAMING HOLDCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(amounts in thousands, except per share data)
 (unaudited)

	Three months ended March 31,
	2016	2015
Revenues
Gaming operations	$38,638	$18,567
Equipment sales	1,597	228
Total revenues	40,235	18,795
Operating expenses
Cost of gaming operations[1]	6,273	3,194
Cost of equipment sales[1]	170	85
Selling, general and administrative	12,683	6,150
Research and development	4,663	1,275
Write downs and other charges	110	3,481
Depreciation and amortization	20,542	8,346
Total operating expenses	44,441	22,531
Loss from operations	(4,206)	(3,736)
Other expense (income)
Interest expense	14,616	4,272
Interest income	(23)	(9)
Other expense	4,422	476
Loss before income taxes	(23,221)	(8,475)
Income tax benefit (expense)	2,155	(760)
Net loss	(21,066)	(9,235)
Foreign currency translation adjustment	81	243
Total comprehensive loss	$(20,985)	$(8,992)

Basic and diluted loss per common share:
Basic	$(1.41)	$(0.92)
Diluted	$(1.41)	$(0.92)
Weighted average common shares outstanding:
Basic	14,932	10,000
Diluted	14,932	10,000
(1) exclusive of depreciation and amortization

The accompanying notes are an integral part of these condensed consolidated financial statements.

AP GAMING HOLDCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(21,066)	$(9,235)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,542	8,346
Accretion of contract rights under development agreements and placement fees	1,170	55
Amortization of deferred loan costs and discount	847	322
Provision for bad debts	118	12
Imputed interest income	—	(8)
Loss on disposition of assets	108	313
(Benefit) provision for deferred income tax	(2,074)	760
Changes in assets and liabilities that relate to operations:
Accounts receivable and notes receivable	(175)	536
Inventories	145	211
Prepaid expenses	134	(467)
Deposits and other	(257)	(596)
Other assets, non-current	4,301	(376)
Accounts payable and accrued liabilities	1,573	4,375
Net cash provided by operating activities	5,366	4,248
Cash flows from investing activities
Collection of notes receivable	—	88
Purchase of intangible assets	(56)	(333)
Software development and other expenditures	(2,151)	(1,018)
Proceeds from disposition of assets	87	4
Purchases of property and equipment	(5,460)	(3,374)
Net cash used in investing activities	(7,580)	(4,633)
Cash flows from financing activities
Borrowings under the revolving facility	—	1,000
Payment of placement fee obligations	(1,525)	—
Payments on debt	(1,641)	(617)
Payment of previous acquisition obligation	(1,125)	—
Proceeds from employees in advance of common stock issuance	—	182
Net cash (used in) provided by financing activities	(4,291)	565
Effect of exchange rates on cash and cash equivalents	1	451
(Decrease) increase in cash and cash equivalents	(6,504)	631
Cash and cash equivalents, beginning of period	35,722	10,680
Cash and cash equivalents, end of period	$29,218	$11,311

Supplemental cash flow information:
Cash paid during the period for interest	$9,774	$4,263
Cash paid during the period for taxes	$310	$198
Non-cash investing and financing activities:
Financed purchase of property and equipment	$865	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
AP Gaming Holdco, Inc. (the “Company,” “AP Gaming,” “we,” “us,” or “our”) is a leading designer and supplier of gaming products and services for the gaming industry. The Company is a leader in the Class II Native American and Mexican gaming jurisdictions and has expanded its product lines to include Class III Native American, commercial and charity jurisdictions. We supply electronic gaming machines (“slot machines”), server-based systems and back-office systems that are used by casinos and various gaming locations. Over the past two years, the Company has significantly broadened and diversified its product portfolio through both organic development and strategic acquisitions. We launched a new table products division in mid-2014 to provide live felt table games to casino operators. Through the acquisition of Cadillac Jack (defined in Note 2) on May 29, 2015, we greatly expanded our games library and slot machine offerings. The Company also acquired online developer Gamingo Limited in June 2015, expanding its offerings to include interactive products such as social casino games, available to play on desktop and mobile devices.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures required by generally accepted accounting principles (“GAAP”) are omitted or condensed in these condensed consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) that are necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods have been made. The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts related to accounts receivable deemed to have a high risk of collectability. The Company reviews the accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company analyzes historical collection trends and changes in the customers’ payment patterns, customer concentration, and credit worthiness when evaluating the adequacy of the allowance for doubtful accounts. A large percentage of receivables are with Native American tribes, and the Company has concentrations of credit risk with several tribes. The Company includes any receivable balances that are determined to be uncollectible in the overall allowance for doubtful accounts. Changes in the assumptions or estimates reflecting the collectability of certain accounts could materially affect the allowance for accounts receivable.

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

Goodwill

The excess of the purchase price of an acquired business over the estimated fair value of the assets acquired and the liabilities assumed is recorded as goodwill. The Company tests for possible impairment of goodwill at least annually, on October 1, or when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company has the option to begin with a qualitative assessment, commonly referred to as “Step 0”, to

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

determine whether it is more likely than not that the reporting unit’s fair value of goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as the general economic environment, industry and market conditions, changes in key assumptions used since the most recently performed valuation and overall financial performance of the reporting units. If the Company determines that it is more likely than not that a reporting unit’s fair value is less than its carrying value, the Company performs a quantitative goodwill impairment analysis, and depending upon the results of that measurement, the recorded goodwill may be written down and charged to income from operations when its carrying amount exceeds its estimated fair value. As of March 31, 2016, there were no indicators of impairment.

Deferred Financing Costs

Direct and incremental costs incurred and original issue discounts in connection with the issuance of long-term debt are deferred and amortized using the effective interest method over the life of the related loans. Deferred financing costs incurred in connection with the issuance of the Company's revolving credit facilities of $0.3 million at March 31, 2016 and December 31, 2015 are presented in other assets on the Condensed Consolidated Balance Sheets. All other deferred financing costs are presented as a direct reduction of long-term debt on the Condensed Consolidated Balance Sheets. See the Recently Issued Accounting Pronouncements section below for details on the presentation change of deferred financing costs.

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

The carrying values of the Company’s cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short term maturities of these instruments. The fair value of our long-term debt is based on the quoted market prices for similar issues (Level 2 inputs). The estimated fair value of our long-term debt as of March 31, 2016 was $504.6 million.

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

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated into U.S. dollars at the period end rate of exchange for asset and liability accounts and the weighted average rate of exchange for income statement accounts. The effects of these translations are recorded as a component of other accumulated comprehensive loss in stockholders’ equity.

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard on January 1, 2016, did not have a material effect on our financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern. The ASU requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Substantial doubt about an entity's ability to continue as a going concern exists when relevant conditions and events, consolidated in the aggregate, indicate that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Currently, there is no guidance in U.S. GAAP for management's responsibility to perform an evaluation. Under the update, management's evaluation is to be performed when preparing financial statements for each annual and interim reporting period and based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The Company will adopt this standard effective January 1, 2017, and we do not expect it to have a material effect on our consolidated financial statements.

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In January 2015, the FASB issued ASU No. 2015-01, Income Statement-Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates from GAAP the concept of extraordinary items. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that were previously classified as extraordinary. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted using either a prospective or retrospective method. The adoption of this standard on January 1, 2016, did not have a material effect on our financial condition, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 intends to simplify the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.  In August 2015, the FASB issued ASU 2015-15 which clarifies that the guidance issued in April 2015 does not apply to line-of-credit arrangements. According to ASU 2015-15, line-of-credit arrangements will continue to present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the arrangement. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted the guidance on January 1, 2016, with retrospective application in the accompanying Condensed Consolidated Balance Sheet at December 31, 2015. This change in accounting principle resulted in net deferred financing costs of $7.8 million incurred in connection with the issuance of the Company's long-term debt (excluding revolving credit facilities) at December 31, 2015 being reclassified as a direct reduction of the long-term debt balance. The presentation of the net deferred financing costs incurred in connection with the issuance of the Company's revolving credit facilities as of December 31, 2015, are not affected by the adoption of this new accounting guidance and are included in other assets in the accompanying Condensed Consolidated Balance Sheet.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement to retrospectively apply adjustments made to provisional amounts recognized in a business combination. It requires that an acquirer recognize and disclose adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, which should be calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this ASU 2015-16 should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier application permitted for financial statements that have not been issued. The adoption of this standard on January 1, 2016, did not have a material effect on our financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 intends to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The adoption of this guidance is expected to result in a significant portion of our operating leases, where we are the lessee, to be recognized on our Consolidated Balance Sheets. The guidance requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with earlier adoption permitted. The Company is currently evaluating the provisions of the amendment and the impact on its future consolidated financial statements.

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

We have recorded Cadillac Jack’s assets acquired and liabilities assumed based on our preliminary estimates of their fair values at the acquisition date. The determination of the fair values of the assets acquired and liabilities assumed (and the related determination of estimated lives of depreciable and amortizable tangible and identifiable intangible assets) requires significant judgment and estimates. The estimates and assumptions used include the projected timing and amount of future cash flows and discount rates that reflect risk inherent in the future cash flows. The estimated fair values of Cadillac Jack’s assets acquired and liabilities assumed and resulting goodwill are subject to adjustment as we finalize our fair value analysis. The significant items for which a final fair value has not been determined as of the filing of this report on Form 10-Q include accrued liabilities, deferred income taxes and other long-term liabilities. We expect to complete our fair value determinations no later than the second quarter of 2016. We do not currently expect our fair value determinations to change; however, there may be differences compared to those amounts reflected in our condensed consolidated financial statements at March 31, 2016, as we finalize our fair value analysis and such changes could be material.

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

Three months ended March 31, 2015
Revenue	$38,807
Net loss	$14,216

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

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Gaming equipment	$94,545	$89,361
Other property and equipment	15,166	14,976
Less: Accumulated depreciation	(44,217)	(37,638)
Total property and equipment, net	$65,494	$66,699

Gaming equipment and other property and equipment are depreciated over the respective useful lives of the assets ranging from three to six years. Depreciation expense was $7.3 million and $3.9 million for the three months ended March 31, 2016 and 2015, respectively.
NOTE 4. GOODWILL AND INTANGIBLES
There were no accumulated impairments of goodwill as of March 31, 2016. Changes in the carrying amount of goodwill are as follows (in thousands):

Gross Carrying Amount
Balance at December 31, 2015	$253,851
Foreign currency adjustments	(246)
Balance at March 31, 2016	$253,605

Intangible assets consist of the following (in thousands):

		March 31, 2016			December 31, 2015
	Useful Life (years)	Gross Value	Accumulated Amortization	Net Carrying Value	Gross Value	Accumulated Amortization	Net Carrying Value
Indefinite lived trade names	Indefinite	$12,126	$—	$12,126	$12,126	$—	$12,126
Trade and brand names	7	13,600	(2,709)	10,891	13,600	(1,721)	11,879
Customer relationships	7	170,892	(32,117)	138,775	170,927	(26,676)	144,251
Contract rights under development and placement fees	1 - 7	16,367	(1,718)	14,649	16,311	(548)	15,763
Gaming software and technology platforms	1 - 5	119,052	(30,012)	89,040	116,930	(23,735)	93,195
Intellectual property	10	14,030	(1,432)	12,598	14,030	(888)	13,142
		$346,067	$(67,988)	$278,079	$343,924	$(53,568)	$290,356

Intangible assets are amortized over their respective estimated useful lives ranging from one to ten years. Amortization expense related to intangible assets was $13.3 million and $4.5 million for the three months ended March 31, 2016 and 2015, respectively.

The Company enters into development agreements and placement fee agreements with certain customers to secure floor space under lease agreements for its gaming machines. Amounts paid in connection with the development agreements are repaid to the Company in accordance with the terms of the agreement, whereas placements fees are not reimbursed. For development agreements in the form of a loan, interest income is recognized on the repayment of the notes based on the stated rate or, if not stated explicitly in the development agreement, on an imputed interest rate. If the stated interest rate is deemed to be other than a market rate or zero, a discount is recorded on the note receivable as a result of the difference between the stated and market rate and a corresponding intangible asset is recorded. The intangible asset is recognized in the financial statements

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

as a contract right under development agreement and amortized as a reduction in revenue over the term of the agreement. Placement fees can be in the form of cash paid upfront or free lease periods and are accreted over the life of the contract and the expense is recorded as a reduction of revenue. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $1.2 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively.
NOTE 5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Trade accounts payable	$4,155	$4,776
Salary and payroll tax accrual	3,347	5,851
Taxes payable	1,926	2,440
Accrued interest	3,752	8
C2 Gaming contingent consideration	—	1,125
Placement fees payable	4,525	4,525
Accrued other	5,912	4,305
Total accounts payable and accrued liabilities	$23,617	$23,030

NOTE 6. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Senior secured credit facilities:
Term loans, interest at LIBOR or base rate plus 8.25% (9.25% at March 31, 2016), net of unamortized discount and deferred loan costs of $17.4 million and $18.2 million at March 31, 2016 and December 31, 2015, respectively.	$396,403	$396,717
Senior secured PIK notes, net of unamortized discount and deferred loan costs of $3.8 million and $3.9 million at March 31, 2016 and December 31, 2015, respectively.	118,839	118,764
Seller notes	18,902	18,902
Equipment long-term note payable and capital leases	6,164	5,826
Total debt(1)	540,308	540,209
Less: Current portion	(7,061)	(6,919)
Long-term debt	$533,247	$533,290
(1) Pursuant to the adoption of ASU 2015-03, debt issuance costs of $7.8 million were deducted from the carrying amount of related debt as of December 31, 2015.

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

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The senior secured credit facilities are guaranteed by AP Gaming Holdings, LLC, the AP Gaming I, LLC’s (the “Borrower”) material, wholly owned domestic subsidiaries (subject to certain exceptions), and are secured by a pledge by AP Gaming Holdings, LLC of the Borrower’s equity interest directly held by AP Gaming Holdings, LLC and a pledge of substantially all of the existing and future property and assets of the Borrower and the subsidiary guarantors, subject to certain exceptions. The senior secured credit facilities require that the Borrower maintain a maximum net first lien leverage ratio set at a maximum of 5.5 to 1 beginning with the first quarter ending June 30, 2014. The senior secured credit facilities contain limitations on additional indebtedness, guarantees, incurrence of liens, investments and distributions, as defined. The senior secured credit facilities also contain customary events of default included in similar financing transactions, including, among others, failure to make payments when due, default under other material indebtedness, breach of covenants, breach of representations and warranties, involuntary or voluntary bankruptcy, and material judgments. The Company was in compliance with the covenants of the senior secured credit facilities at March 31, 2016.

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

Seller notes

On December 20, 2013, the Company issued two promissory notes (the “AGS Seller Notes”) to AGS Holdings, LLC, in the amounts of $2.2 million and $3.3 million, to satisfy the conditions set forth in the Acquisition Agreement. At March 31, 2016, notes payable related to the AGS Seller Notes totaled $6.5 million, which includes capitalized interest of $1.0 million . The Seller Notes accrue interest on the unpaid principal balance at 8.5% per annum and shall be payable semi-annually in arrears on June 30 and December 31, commencing on June 30, 2014. Any interest accrued and payable on any interest payment date will be paid by capitalizing such interest and adding it to (and thereby increasing) the outstanding principal amount of this AGS Seller Notes. All principal and interest under the AGS Seller Notes is due and payable on June 18, 2021, the maturity date. The Company may prepay from time to time all or any portion of the outstanding principal balance due under the AGS Seller Notes.

On May 29, 2015, the Company issued a promissory note to Amaya Inc. (the “Amaya Seller Note”) with an initial principal amount of $12.0 million to satisfy the conditions set forth in the Cadillac Jack Stock Purchase Agreement (the “Stock Purchase Agreement”). The Amaya Seller Note accrues interest on the unpaid principal amount at 5.0% per annum and is payable semi-annually on June 30 and December 31 (and on May 29, 2023, the maturity date of the note), commencing on June 30, 2015. All interest accrued and payable on any interest payment date will be paid by capitalizing such interest and adding it to (and thereby increasing) the outstanding principal amount of the Amaya Seller Note. All principal under the note is due and payable on May 29, 2023.  The Amaya Seller Note is required to be prepaid under certain circumstances described in more detail in the note agreement. As of March 31, 2016, there was no requirement to prepay the Amaya Seller Note. The Company may prepay from time to time all or any portion of the outstanding principal balance due under the Amaya Seller Note.  The

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Amaya Seller Note includes certain covenants and events of default that are customary for instruments of this type. At March 31, 2016, the Amaya Seller Note totaled $12.4 million, which includes capitalized interest of $0.4 million.

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

As of March 31, 2016, 107,498 Class B Shares issued to “Management Holders,” as defined in the Securityholders Agreement dated April 28, 2014 (the “Securityholders Agreement”) were outstanding. The Class B Shares issued to Management Holders are not considered issued for accounting purposes as they contain a substantive performance condition that must be met for the Management Holder to benefit from the ownership of the shares. As a result, shares issued to Management Holders are not considered issued for accounting purposes until such time that the performance condition is met.

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

NOTE 8. WRITE DOWNS AND OTHER CHARGES

The Condensed Consolidated Statements of Operations and Comprehensive Loss include various non-routine transactions or consulting and transaction-related fees that have been classified as write downs and other charges. During the three months ended March 31, 2016, the Company recognized $0.1 million in write-downs and other charges driven by losses from the disposal of assets.

During the three months ended March 31, 2015, the Company recognized $3.5 million in write-downs and other charges primarily related to acquisition charges of $3.2 million. The Company also recognized losses from the disposal of assets of $0.3 million.

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

There were no potentially dilutive securities for the three months ended March 31, 2016.

Excluded from the calculation of diluted EPS for the three months ended March 31, 2016, are 50,000 restricted shares and 0.3 million stock options, as such securities were anti-dilutive.
NOTE 10. BENEFIT PLANS
The Company has established a 401(k) defined contribution plan (the “401(k) Plan”) for its employees. The 401(k) Plan allows employees to contribute up to 15% of their pretax earnings, and the Company may match a percentage of the contributions on a discretionary basis. The expense associated with the 401(k) Plan for the three months ended March 31, 2016 and 2015, was $0.3 million and $0.1 million, respectively.
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

NOTE 11. SHARE-BASED COMPENSATION

Stock Options

The Company has granted stock awards to eligible participants under the LTIP. The stock awards include options to purchase the Company’s Class B Shares. These stock options include a combination of service and market conditions, as further described below. In addition, these stock options include a performance vesting condition, a Qualified Public Offering (see Note 7), which is not considered to be probable as of March 31, 2016. As a result, no share-based compensation expense for stock options has been recognized and none will be recognized for these stock awards until the performance condition is considered to be probable. When the performance condition is considered probable, the stock awards will vest in accordance with the underlying service and market conditions.

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

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Option valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	55%	53%
Risk-free interest rate	1.67%	1.44%
Expected term (in years)	6.3	6.7

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of the changes in stock options outstanding during the three months ended March 31, 2016, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2015	765,375	$12.46
Granted	227,600	$16.98
Canceled	(95,000)	$15.70
Options outstanding as of March 31, 2016	897,975	$13.26	8.6	$3,339,193

Restricted Stock

No restricted stock was granted, canceled or forfeited during the three months ended March 31, 2016.

NOTE 12. RESTRUCTURING

We recorded no employee termination and restructuring costs during the three months ended March 31, 2016.  Employee termination and restructuring costs are classified in selling, general and administrative as well as research and development expense and have been recorded for the following restructuring plans.

Cadillac Jack Integration Plan

In June 2015, we took actions to reduce the staff in all of our locations and to streamline our operations and cost structure.  The Company has also entered into retention agreements with certain employees that will be paid upon the completion of their service period.

The following table summarizes the change in our restructuring accruals for the three months ended March 31, 2016 (in thousands), which is included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets:

	December 31, 2015	Charge to expense	Cash paid	March 31, 2016
Accrued severance	$37	$—	$37	$—
Total	$37	$—	$37	$—

NOTE 13. INCOME TAXES

The Company's effective income tax rate for the three months ended March 31, 2016, was a benefit of 9.3%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended March 31, 2016, was primarily due to changes in our valuation allowance on deferred tax assets, net. The Company's effective income tax rate for the three months ended March 31, 2015, was an expense of 9.0%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended March 31, 2015, was primarily due to valuation allowance considerations and amortization of indefinite life intangibles.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements include any statements that address future results or occurrences. In some cases you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “would,” “should,” “could” or the negatives thereof. Generally, the words “anticipate,” “believe,” “continue,” “expect,” “intend,” “estimate,” “project,” “plan” and similar expressions identify forward-looking statements. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained elsewhere in this Quarterly Report on Form 10-Q as well as those discussed under “Item 1. Business” and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year-ended December 31, 2015 are forward-looking statements. These forward-looking statements include statements that are not historical facts, including statements concerning our possible or assumed future actions and business strategies. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, which could cause our actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. Given the risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements are made only as of the date of this Quarterly Report. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments unless required by federal securities law. New factors emerge from time to time, and it is not possible for us to predict all such factors.

Unless the context indicates otherwise, or unless specifically stated otherwise, references to the “Company”, “AP Gaming”, “we,” “our” and “us” refer to AP Gaming Holdco, Inc. and its consolidated subsidiaries.

Overview

We are a leading designer and supplier of gaming products and services for the gaming industry. The Company is a leader in the Class II Native American and Mexican gaming jurisdictions and has expanded its product lines to include Class III Native American, commercial and charity jurisdictions. We supply electronic gaming machines (“slot machines”), server-based systems and back-office systems that are used by casinos and various gaming locations. Over the past 24 months, the Company has significantly broadened and diversified its product portfolio through both organic development and strategic acquisitions. We launched a new table products division in mid-2014 to provide live felt table games to casino operators. Through the acquisition of Cadillac Jack (defined below) on May 29, 2015, we greatly expanded our games library and slot machine offerings. The Company also acquired online developer Gamingo Limited in June 2015, expanding its offerings to include interactive products such as social casino games, available to play on desktop and mobile devices.

As of March 31, 2016, we had approximately 19,775 slot machine units installed under revenue sharing or fee per day agreements, approximately 10,500 of which are attributable to the inclusion of Cadillac Jack. The majority of our systems are used by Native American gaming operators in both Class II and Class III jurisdictions as well as commercial casinos in Mexico. We currently derive a substantial portion of our gaming revenues from lease agreements whereby we place slot machines and systems at a customer’s facility in return for either a share of the revenues that these machines and systems generate or a daily fee, which we collectively refer to as “participation agreements” and as our “participation model.”

Impact of Acquisitions

On May 29, 2015, we acquired 100% of the equity of Amaya Americas Corporation (“Cadillac Jack”), a leading provider of Class II gaming machines for the North American tribal gaming market, with key regions of operation including Alabama, Mexico, and Wisconsin. Our consolidated results of operations include the impact of this acquisition and the related transaction costs, as well as the results of operations of Cadillac Jack, from the date of acquisition through March 31, 2016.

On June 15, 2015, the Company purchased 100% of Gamingo Limited (“AGSi”), a leading gaming company developing social casino titles for mobile devices. With primary offices in San Francisco and Tel Aviv, AGSi’s flagship product, Lucky Play Casino, gives players a casino-quality experience with slots, table games, tournaments, and live events. The results of operations from AGSi have been included in our consolidated results from the date of acquisition through March 31, 2016.

Business Strategy

We have invested and expect to continue to invest in new business strategies and services, and innovative products and technologies. We intend to pursue the following strategic initiatives as part of our overall business strategy:

1.	Expand and Diversify Our Library of Content

We plan to continue to expand and diversify our library of proprietary content across all platforms - slots, tables and social casino. We will continue our focused efforts to develop games, both internally and through partnerships with third parties, tailored to our current and target markets. As of March 31, 2016, our Company had over 250 active slot machine titles and approximately 20 table game titles in our content library and we expect our current pool of development talent to create more than 40 titles on an annual basis.

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

3.	Expand Our Footprint Through Strategic Acquisitions

We are actively seeking acquisition opportunities that will: 1) have a positive effect on long-term earnings growth, 2) generate strong recurring revenue, 3) provide for expansion into new gaming jurisdictions, 4)

bolster our library of proprietary content, and 5) diversify our existing product mix. Our acquisitions of Cadillac Jack and AGSi in 2015 are great examples of this strategy.

4.	Focus on Development of Unique Niche Products

With over 1,000 casino facilities throughout the United States as of March 31, 2016, and the slot machine replacement cycle at a cyclical low, we believe the market potential for unique new games and concepts is favorable. We will target the introduction of a small number of niche gaming products to a large number of casinos.

5.	Build Momentum in Class III Markets and Pursue Class II Market Leadership

With the inclusion of Cadillac Jack units, we have a foothold of approximately 3,400 Class III placements in total, which represents approximately 1% of the total U.S. Class III market. We believe significant growth potential exists for our Company to further penetrate this market. Utilizing new, recently-issued gaming licenses, we expect to begin placing and selling Class III products in five new jurisdictions (Nevada, Mississippi, Louisiana, New Jersey and Connecticut) in 2016. We also anticipate growing our presence in Class III markets where we currently operate, such as Oklahoma, Florida and California, by placing additional content from our expanding library of games in these states. In addition, we believe that our existing core Class II product offering is among the strongest in the industry today. We expect to continue gaining market share in existing Class II jurisdictions and are focused on penetrating newly licensed jurisdictions.

6.	Focus on Innovation and New Product Verticals For the Next Generation of Casino Players

In the third quarter of 2014, we began developing table games products through the acquisitions of War Blackjack and other related intellectual property. The extension of our business into table games, as well as our entry into the social casino space through our acquisition of AGSi, demonstrates our commitment to evolving our business to adapt to the preferences of the next-generation gambler. As of March 31, 2016, the Company had approximately 920 table game units under lease arrangements. We plan to continue expanding our table games offerings through acquisitions and internal development. We have already introduced our proven land-based casino content into online and mobile formats for social gaming. Our popular land-based slot machine games - such as So Hot, Colossal Diamonds, and Monkey in the Bank, to name a few - have been among the strongest performers in our social casino game catalog.

Results of Operations
Three Months Ended March 31, 2016 compared to the Three Months Ended March 31, 2015

The following tables set forth certain selected condensed consolidated financial data for the three months ended March 31, 2016 and 2015 (in thousands):

	Three months ended March 31,		$	%
	2016	2015	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$38,638	$18,567	$20,071	108.1%
Equipment sales	1,597	228	1,369	600.4%
Total revenues	40,235	18,795	21,440	114.1%
Operating expenses
Cost of gaming operations	6,273	3,194	3,079	96.4%
Cost of equipment sales	170	85	85	100.0%
Selling, general and administrative	12,683	6,150	6,533	106.2%
Research and development	4,663	1,275	3,388	265.7%
Write downs and other charges	110	3,481	(3,371)	(96.8)%
Depreciation and amortization	20,542	8,346	12,196	146.1%
Total operating expenses	44,441	22,531	21,910	97.2%
Loss from operations	(4,206)	(3,736)	(470)	12.6%
Other expense (income)
Interest expense	14,616	4,272	10,344	242.1%
Interest income	(23)	(9)	(14)	155.6%
Other expense (income)	4,422	476	3,946	829.0%
Loss before income taxes	(23,221)	(8,475)	(14,746)	174.0%
Income tax benefit (expense)	2,155	(760)	2,915	(383.6)%
Net loss	$(21,066)	$(9,235)	$(11,831)	128.1%

Key Performance Indicators:
Slot install base	19,787	8,626	11,161	129.4%
Slot revenue per day	$20.50	$23.49	$(2.99)	(12.7)%
Slot units sold	24	14	10	71.4%
Total Revenues

The increase in total revenues is attributable to the inclusion of Cadillac Jack and AGSi for the three months ended March 31, 2016, compared to the prior year period. The inclusion of Cadillac Jack, increased our slot install base by approximately 10,500 units. The remaining increase in revenues was driven by improved game performance and an increase in the install base of our Big Red slot machine that runs on our Colossal platform, which has historically been our best performing game. Slot revenue per day decreased in total, which is primarily attributable to the inclusion of Cadillac Jack’s Mexico install base, which generates lower revenues per day than the Company’s historical install base has returned.

Operating Expenses

Cost of gaming operations. The increase is attributable to the inclusion of Cadillac Jack and AGSi for the three months ended March 31, 2016, compared to the prior year period. As a percentage of gaming operations revenue, costs of gaming operations was 16.2% for the three months ended March 31, 2016 compared to 17.0% for the prior year period.

Selling, general and administrative. The increase is primarily due to the inclusion of Cadillac Jack and AGSi for the three months ended March 31, 2016, compared to the prior year period. The increase is also attributable to increased professional fees of $1.6 million related to legal and accounting fees and integration expenses.

Research and development. The increase in research and development costs is primarily due to the inclusion of Cadillac Jack and AGSi compared to the prior year period.

Write downs and other charges. During the three months ended March 31, 2016, the Company recognized $0.1 million in write-downs and other charges driven by losses from the disposal of assets.

During the three months ended March 31, 2015, the Company recognized $3.5 million in write-downs and other charges primarily related to acquisition charges of $3.2 million. The Company also recognized losses from the disposal of assets of $0.3 million.

Depreciation and amortization. The increase in depreciation and amortization is primarily due to the inclusion of assets acquired from Cadillac Jack and AGSi, for the three months ended March 31, 2016, compared to the prior year period.

Other Expense (Income), net

Interest expense. The increase is primarily attributed to the increase in the principal amounts outstanding under the senior secured credit facilities and senior secured PIK notes for the three months ended March 31, 2016, compared to the prior year period. The proceeds of the incremental term loans and PIK notes were used primarily to pay the consideration for the Cadillac Jack acquisition.

Other expense. The increase in other income was primarily due to the inclusion of Cadillac Jack and AGSi, for the three months ended March 31, 2016, compared to the prior year period. The amount in the current quarter relates primarily to the change in the balance of the tax indemnification receivable recorded in connection with the acquisition of Cadillac Jack.  To a lesser extent, the balance also includes the effect of foreign currency fluctuation on trade payables and receivables denominated in foreign currencies.

Income Taxes

The Company's effective income tax rate for the three months ended March 31, 2016, was a benefit of 9.3%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended March 31, 2015, was primarily due changes in our valuation allowance on deferred tax assets. The Company's effective income tax rate for the three months ended March 31, 2015 was an expense of 9.0%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended March 31, 2015 was primarily due to valuation allowance considerations and amortization of indefinite lived intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

We expect that primary ongoing liquidity requirements for the year ended December 31, 2016, will be for capital expenditures of between $20 million and $30 million, working capital, debt servicing, game development and other customer acquisition activities. We expect to finance these liquidity requirements through a combination of cash on hand and cash flows from operating activities.

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

As of March 31, 2016, we had $29.2 million in cash and cash equivalents and $40.0 million available under our revolving credit facility. Based on our current business plan, we believe that our existing cash balances, cash generated from operations and availability under the revolving credit facility will be sufficient to meet our anticipated cash needs for at least the next twelve months. As of March 31, 2016, we are in compliance with the the required covenants of our debt instruments, including the maximum net first lien leverage ratio. However, our future cash requirements could be higher than we currently expect as a result of various factors. Our ability to meet our liquidity needs could be adversely affected if we suffer adverse results of operations, or if we violate the covenants and restrictions to which we are subject under our debt instruments. Additionally, our ability to generate sufficient cash from our operating activities is subject to general economic, political, regulatory, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under our existing credit facility in an amount sufficient to enable us to pay our service or repay our indebtedness or to fund our other liquidity needs, and we may be required to seek additional financing through credit facilities with other lenders or institutions or seek additional capital through private placements or public offerings of equity or debt securities.

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

The senior secured credit facilities are guaranteed by AP Gaming Holdings, LLC, the AP Gaming I, LLC’s (the “Borrower”) material, wholly owned domestic subsidiaries (subject to certain exceptions), and are secured by a pledge by AP Gaming Holdings, LLC of the Borrower’s equity interest directly held by AP Gaming Holdings, LLC and a pledge of substantially all of the existing and future property and assets of the Borrower and the subsidiary guarantors, subject to certain exceptions. The senior secured credit facilities require that the Borrower maintain a maximum net first lien leverage ratio set at a maximum of 5.5 to 1 beginning with the first quarter ending June 30, 2014. The senior secured credit facilities contain limitations on additional indebtedness, guarantees, incurrence of liens, investments and distributions, as defined. The senior secured credit facilities also contain customary events of default included in similar financing transactions, including, among others, failure to make payments when due, default under other material indebtedness, breach of covenants, breach of representations and warranties, involuntary or voluntary bankruptcy, and material judgments. The Company was in compliance with the covenants of the senior secured credit facilities at March 31, 2016.

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

Seller notes

On December 20, 2013, the Company issued two promissory notes (the “AGS Seller Notes”) to AGS Holdings, LLC, in the amounts of $2.2 million and $3.3 million, to satisfy the conditions set forth in the Acquisition Agreement. At March 31, 2016, notes payable related to the AGS Seller Notes totaled $6.5 million, which includes capitalized interest of $1.0 million . The Seller Notes accrue interest on the unpaid principal balance at 8.5% per annum and shall be payable semi-annually in arrears on June 30 and December 31, commencing on June 30, 2014. Any interest accrued and payable on any interest payment date will be paid by capitalizing such interest and adding it to (and thereby increasing) the outstanding principal amount of this

AGS Seller Notes. All principal and interest under the AGS Seller Notes is due and payable on June 18, 2021, the maturity date. The Company may prepay from time to time all or any portion of the outstanding principal balance due under the AGS Seller Notes.

On May 29, 2015, the Company issued a promissory note to Amaya Inc. (the “Amaya Seller Note”) with an initial principal amount of $12.0 million to satisfy the conditions set forth in the Cadillac Jack Stock Purchase Agreement (the “Stock Purchase Agreement”). The Amaya Seller Note accrues interest on the unpaid principal amount at 5.0% per annum and is payable semi-annually on June 30 and December 31 (and on May 29, 2023, the maturity date of the note), commencing on June 30, 2015. All interest accrued and payable on any interest payment date will be paid by capitalizing such interest and adding it to (and thereby increasing) the outstanding principal amount of the Amaya Seller Note. All principal under the note is due and payable on May 29, 2023.  The Amaya Seller Note is required to be prepaid under certain circumstances described in more detail in the note agreement. As of March 31, 2016, there was no requirement to prepay the Amaya Seller Note. The Company may prepay from time to time all or any portion of the outstanding principal balance due under the Amaya Seller Note.  The Amaya Seller Note includes certain covenants and events of default that are customary for instruments of this type. At March 31, 2016, the Amaya Seller Note totaled $12.4 million, which includes capitalized interest of $0.4 million.

Equipment Long Term Note Payable and Capital Leases

The Company has entered into a financing agreement to purchase certain gaming devices, systems and related equipment and has entered into leases for servers and equipment that are accounted for as capital leases.

The following table summarizes our historical cash flows (in thousands):

	Three months ended March 31,
	2016	2015
Cash Flow Information:
Net cash provided by operating activities	$5,366	$4,248
Net cash used in investing activities	(7,580)	(4,633)
Net cash (used in) provided by financing activities	(4,291)	565
Effect of exchange rates on cash and cash equivalents	1	451
Net increase in cash and cash equivalents	$(6,504)	$631

Operating activities

The Company has historically produced a loss from operations, which is primarily due to the capital nature of the business and the resulting depreciation and amortization expense. For the three months ended March 31, 2016, net cash provided by operating activities was $5.4 million compared to net $4.2 million for the three months ended March 31, 2015, representing an increase of $1.1 million. The increase is primarily due to an increase as a result of changes in net working capital partially offset by a $0.9 million decrease in income from operating activities excluding non-cash expenses.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2016, was $7.6 million compared to $4.6 million for the three months ended March 31, 2015, representing an increase of $2.9 million. The increase was primarily due to increased purchases of property and equipment of $2.1 million and software development expenditures of $1.1 million offset by a decrease in the purchase of intangible assets of $0.3 million.

Financing activities

Net cash used in the current period was $4.3 million compared to cash provided by financing activities of $0.6 million for the same period in 2015. The increase was primarily due to payments on debt of $1.6 million, payments of placement fees of $1.5 million, payments for previous acquisition obligations of $1.1 million offset by decreased borrowings of our revolving credit facility of $1.0 million.

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

Critical Accounting Policies

A description of our critical accounting policies can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes to those policies during the three months ended March 31, 2016.

Recently Issued Accounting Standards

See related disclosure at Item 1—“Notes to Condensed Consolidated Financial Statements”, Note 1 “Description of the Business and Summary of Significant Accounting Policies.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rates. Our primary exposure to market risk is interest rate risk associated with our long-term debt, which accrues interest at variable rates. Certain of our debt instruments accrue interest at LIBOR or the base rate, at our election, subject to an interest rate floor plus an applicable margin rate. In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt and equity capital to sustain our operations. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. As of March 31, 2016, approximately 25% of our debt were fixed-rate instruments. As of March 31, 2016, the three month LIBOR rate was lower than 1%, with our term loans having a LIBOR floor of 1%, our variable debt is essentially at a fixed rate until the LIBOR rate exceeds 1%.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the three months ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

We are party to various claims and legal actions that arise in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material adverse effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 1A. RISK FACTORS.

"Item 1A.-Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2015, includes a discussion of our risk factors. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 6. EXHIBITS.
(a). Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.1	First Amendment to the July 1, 2015 Employment Agreement, dated as of January 14, 2016, by and between AGS, LLC and Sigmund Lee.	X	—	—	—	—

10.2	Separation Agreement and Release of All Claims, dated as of January 22, 2016 by and between between AGS, LLC and Mauro Franic.	X

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X	—	—	—	—

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X	—	—	—	—

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X	—	—	—	—

101.IN	XBRL Instance Document	X	—	—	—	—

101.SCH	XBRL Taxonomy Extension Schema Document	X	—	—	—	—

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X	—	—	—	—

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X	—	—	—	—

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X	—	—	—	—

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X	—	—	—	—

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AP GAMING HOLDCO, INC.

Date:	May 16, 2016	By:	/s/ KIMO AKIONA
		Name:	Kimo Akiona
		Title:	Treasurer (Principal Financial and Accounting Officer)