Form 10-Q
period 2016-06-30
AP Gaming Holdco, Inc.
filed 2016-08-15
CIK 1593548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarter ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of August 5, 2016, there were 100 shares of the Registrant’s Class A common stock, $.01 par value per share, and 15,038,027 shares of the Registrant’s Class B common stock, $.01 par value per share, outstanding.
*The Company does not have any public stockholders. Accordingly, it does not maintain an investor relations website where Interactive Data Files would be posted.

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AP GAMING HOLDCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)
(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$27,850	$35,722
Restricted cash	100	100
Accounts receivable, net of allowance of $560 and $113, respectively	24,998	23,653
Inventories	7,826	7,087
Prepaid expenses	3,784	4,642
Deposits and other	2,608	2,440
Total current assets	67,166	73,644
Property and equipment, net	62,146	66,699
Goodwill	252,595	253,851
Deferred tax asset	37	37
Intangible assets	263,274	290,356
Other assets	21,343	26,560
Total assets	$666,561	$711,147

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$21,475	$23,030
Current maturities of long-term debt	6,991	6,919
Total current liabilities	28,466	29,949
Long-term debt	540,275	533,290
Deferred tax liability - noncurrent	10,838	15,347
Other long-term liabilities	28,279	32,024
Total liabilities	607,858	610,610
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock at $0.01 par value; 100,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value; 30,000,100 shares authorized; 100 Class A Shares issued and outstanding at June 30, 2016 and December 31, 2015, and 14,931,529 Class B Shares issued and outstanding at June 30, 2016 and December 31, 2015.	149	149
Additional paid-in capital	177,276	177,276
Accumulated deficit	(114,982)	(75,077)
Accumulated other comprehensive loss	(3,740)	(1,811)
Total stockholders’ equity	58,703	100,537
Total liabilities and stockholders’ equity	$666,561	$711,147
The accompanying notes are an integral part of these condensed consolidated financial statements.

AP GAMING HOLDCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(amounts in thousands, except per share data)
 (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues
Gaming operations	$39,578	$24,785	$78,216	$43,352
Equipment sales	3,040	1,511	4,637	1,739
Total revenues	42,618	26,296	82,853	45,091
Operating expenses
Cost of gaming operations(1)	6,643	5,613	12,916	8,807
Cost of equipment sales(1)	3,376	254	3,546	339
Selling, general and administrative	11,001	8,798	23,684	14,948
Research and development	5,179	3,033	9,842	4,308
Write downs and other charges	191	7,728	301	11,209
Depreciation and amortization	20,566	12,209	41,108	20,555
Total operating expenses	46,956	37,635	91,397	60,166
Loss from operations	(4,338)	(11,339)	(8,544)	(15,075)
Other expense (income)
Interest expense	14,632	8,006	29,248	12,278
Interest income	(16)	(17)	(39)	(26)
Other expense	1,500	523	5,922	999
Loss before income taxes	(20,454)	(19,851)	(43,675)	(28,326)
Income tax benefit	1,615	22,700	3,770	21,940
Net (loss) income	(18,839)	2,849	(39,905)	(6,386)
Foreign currency translation adjustment	(2,010)	(426)	(1,929)	(183)
Total comprehensive (loss) income	$(20,849)	$2,423	$(41,834)	$(6,569)

Basic and diluted loss per common share:
Basic	$(1.26)	$0.24	$(2.67)	$(0.59)
Diluted	$(1.26)	$0.24	$(2.67)	$(0.59)
Weighted average common shares outstanding:
Basic	14,932	11,734	14,932	10,872
Diluted	14,932	12,118	14,932	10,872
(1) Exclusive of depreciation and amortization

The accompanying notes are an integral part of these condensed consolidated financial statements.

AP GAMING HOLDCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(39,905)	$(6,386)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	41,108	20,555
Accretion of contract rights under development agreements and placement fees	2,348	137
Amortization of deferred loan costs and discount	1,711	813
Provision for bad debts	504	21
Imputed interest income	—	(15)
Loss on disposition of assets	617	781
Impairment of assets	—	3,047
Benefit for deferred income tax	(4,320)	(22,039)
Changes in assets and liabilities that relate to operations:
Accounts receivable and notes receivable	(1,555)	(182)
Inventories	1,989	1,332
Prepaid expenses	854	(555)
Deposits and other	(125)	(308)
Other assets, non-current	4,298	(726)
Accounts payable and accrued liabilities	8,026	2,542
Net cash provided by (used in) operating activities	15,550	(983)
Cash flows from investing activities
Business acquisitions, net of cash acquired	—	(370,280)
Collection of notes receivable	—	235
Purchase of intangible assets	(65)	(2,448)
Software development and other expenditures	(3,957)	(1,831)
Proceeds from disposition of assets	87	11
Purchases of property and equipment	(12,415)	(7,843)
Net cash used in investing activities	(16,350)	(382,156)
Cash flows from financing activities
Borrowings under the revolving facility	—	11,500
Repayments under the revolving facility	—	(21,500)
Proceeds from issuance of debt	—	369,400
Payment of placement fee obligations	(2,525)	—
Payments on debt	(3,396)	(1,910)
Payment of previous acquisition obligation	(1,125)	(9,000)
Repurchase of shares issued to management	—	(1,277)
Proceeds from issuance of common stock	—	77,425
Proceeds from employees in advance of common stock issuance	—	504
Payment of deferred loan costs	—	(3,837)
Net cash (used in) provided by financing activities	(7,046)	421,305
Effect of exchange rates on cash and cash equivalents	(26)	(30)
(Decrease) increase in cash and cash equivalents	(7,872)	38,136
Cash and cash equivalents, beginning of period	35,722	10,680
Cash and cash equivalents, end of period	$27,850	$48,816

Supplemental cash flow information:
Cash paid during the period for interest	$19,519	$11,306
Cash paid during the period for taxes	$628	$—
Non-cash investing and financing activities:
Financed purchase of property and equipment	$1,250	$2,535
Interest payable added to debt principal	$7,490	$310

The accompanying notes are an integral part of these condensed consolidated financial statements.

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
AP Gaming Holdco, Inc. (the “Company,” “AP Gaming,” “we,” “us,” or “our”) is a leading designer and supplier of gaming products and services for the gaming industry. The Company is a leader in the Class II Native American and Mexican gaming jurisdictions and has expanded its product lines to include Class III Native American, commercial and charity jurisdictions. We supply electronic gaming machines (“slot machines”), server-based systems and back-office systems that are used by casinos and various gaming locations. Over the past two years, the Company has significantly broadened and diversified its product portfolio through both organic development and strategic acquisitions. We launched a new table products division in mid-2014 to provide live felt table games to casino operators. Through the acquisition of Cadillac Jack (defined in Note 2) on May 29, 2015, we greatly expanded our games library and slot machine offerings. The Company also acquired online developer Gamingo Limited in June 2015, further expanding its offerings to include interactive products such as social casino games, available to play on desktop and mobile devices.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures required by generally accepted accounting principles (“GAAP”) are omitted or condensed in these condensed consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) that are necessary to state fairly the Company's financial position, results of operations and cash flows for the interim periods have been made. The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements for the previous years have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net (loss) income.

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

Goodwill

The excess of the purchase price of an acquired business over the estimated fair value of the assets acquired and the liabilities assumed is recorded as goodwill. The Company tests for possible impairment of goodwill at least annually, on October 1, or when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company has the option to begin with a qualitative assessment, commonly referred to as “Step 0”, to

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

determine whether it is more likely than not that the reporting unit’s fair value of goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as the general economic environment, industry and market conditions, changes in key assumptions used since the most recently performed valuation and overall financial performance of the reporting units. If the Company determines that it is more likely than not that a reporting unit’s fair value is less than its carrying value, the Company performs a quantitative goodwill impairment analysis, and depending upon the results of that measurement, the recorded goodwill may be written down and charged to income from operations when its carrying amount exceeds its estimated fair value. As of June 30, 2016, there were no indicators of impairment.

Deferred Financing Costs

Direct and incremental costs incurred and original issue discounts in connection with the issuance of long-term debt are deferred and amortized using the effective interest method over the life of the related loans. Deferred financing costs incurred in connection with the issuance of the Company's revolving credit facilities of $0.3 million at June 30, 2016 and December 31, 2015 are presented in other assets on the Condensed Consolidated Balance Sheets. All other deferred financing costs are presented as a direct reduction of long-term debt on the Condensed Consolidated Balance Sheets. See the Recently Issued Accounting Pronouncements section below for details on the presentation change of deferred financing costs.

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

The carrying values of the Company’s cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short term maturities of these instruments. The fair value of our long-term debt is based on the quoted market prices for similar issues (Level 2 inputs). The estimated fair value of our long-term debt as of June 30, 2016 and December 31, 2015 was $522.3 million and $529.2 million, respectfully.

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. The ASU clarifies the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard on January 1, 2016, did not have a material effect on our financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern. The ASU requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Substantial doubt about an entity's ability to continue as a going concern exists when relevant conditions and events, consolidated in the aggregate, indicate that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Currently, there is no guidance in U.S. GAAP for management's responsibility to perform an evaluation. Under the update, management's evaluation is to be performed when preparing financial statements for each annual and interim reporting period and based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company will adopt

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

this standard in its Annual Report on Form 10-K for the year ended December 31, 2016 , and we do not expect it to have a material effect on our consolidated financial statements.

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

We completed the allocation of the purchase price in the current quarter and the final fair value of assets acquired and liabilities assumed is the same as that disclosed in Form 10-K for the year ended December 31, 2015. We attribute the goodwill acquired to our enhanced financial scale and geographic diversification, opportunities for synergies, assembled workforce and other strategic benefits. None of the goodwill associated with the acquisition is deductible for income tax purposes and, as such, no deferred taxes have been recorded related to goodwill.

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

	Three months ended June 30,	Six months ended June 30,
	2015	2015
Revenue	$39,102	$77,909
Net loss	$14,468	$28,684

Gamingo Limited

On June 15, 2015, the Company purchased 100% of the equity of Gamingo Limited (formerly known as “RocketPlay”, currently known as “AGSi”), a leading gaming company developing social casino titles for mobile devices. With primary offices in San Francisco and Tel Aviv, AGSi’s flagship product, Lucky Play Casino, gives players a casino-quality experience with slots, table games, tournaments, and live events. We completed the allocation of the purchase price in the current quarter and the final fair value of assets acquired and liabilities assumed is the same as that disclosed in Form 10-K for the year ended December 31, 2015.

Intellectual Property Acquisitions

During the quarter ended September 30, 2015, the Company acquired certain intangible assets related to the purchase of table games and table game related intellectual property.  Some of the acquisitions were accounted for as an acquisition of a business and the assets acquired and liabilities assumed were measured based on our preliminary estimates of their fair values at the acquisition dates. In the current quarter we updated the purchase price allocation, which caused an increase to goodwill of $800,000 and a related decrease to intangible assets. The estimated fair values of assets acquired and liabilities assumed and resulting goodwill are subject to adjustment as we finalize our fair value analysis.

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Gaming equipment	$98,167	$89,361
Other property and equipment	12,361	14,976
Less: Accumulated depreciation	(48,382)	(37,638)
Total property and equipment, net	$62,146	$66,699

Gaming equipment and other property and equipment are depreciated over the respective useful lives of the assets ranging from three to six years. Depreciation expense was $7.3 million and $5.0 million for the three months ended June 30, 2016 and 2015, respectively. Depreciation expense was $14.6 million and $8.9 million for the six months ended June 30, 2016 and 2015, respectively.
NOTE 4. GOODWILL AND INTANGIBLES
There were no accumulated impairments of goodwill as of June 30, 2016. Changes in the carrying amount of goodwill are as follows (in thousands):

Gross Carrying Amount
Balance at December 31, 2015	$253,851
Foreign currency adjustments	(2,056)
Purchase accounting adjustment	800
Balance at June 30, 2016	$252,595

Intangible assets consist of the following (in thousands):

		June 30, 2016			December 31, 2015
	Useful Life (years)	Gross Value	Accumulated Amortization	Net Carrying Value	Gross Value	Accumulated Amortization	Net Carrying Value
Indefinite lived trade names	Indefinite	$12,126		$12,126	$12,126	$—	$12,126
Trade and brand names	7	13,600	(3,196)	10,404	13,600	(1,721)	11,879
Customer relationships	7	169,790	(37,997)	131,793	170,927	(26,676)	144,251
Contract rights under development and placement fees	1 - 7	16,376	(2,896)	13,480	16,311	(548)	15,763
Gaming software and technology platforms	1 - 5	120,416	(36,493)	83,923	116,930	(23,735)	93,195
Intellectual property	10	13,230	(1,682)	11,548	14,030	(888)	13,142
		$345,538	$(82,264)	$263,274	$343,924	$(53,568)	$290,356

Intangible assets are amortized over their respective estimated useful lives ranging from one to ten years. Amortization expense related to intangible assets was $13.2 million and $7.2 million for the three months ended June 30, 2016 and 2015, respectively. Amortization expense related to intangible assets was $26.5 million and $11.7 million for the six months ended June 30, 2016 and 2015, respectively.

The Company enters into development agreements and placement fee agreements with certain customers to secure floor space under lease agreements for its gaming machines. Amounts paid in connection with the development agreements are repaid to the Company in accordance with the terms of the agreement, whereas placements fees are not reimbursed. For development agreements in the form of a loan, interest income is recognized on the repayment of the notes based on the stated

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

rate or, if not stated explicitly in the development agreement, on an imputed interest rate. If the stated interest rate is deemed to be other than a market rate or zero, a discount is recorded on the note receivable as a result of the difference between the stated and market rate and a corresponding intangible asset is recorded. The intangible asset is recognized in the financial statements as a contract right under development agreement and amortized as a reduction in revenue over the term of the agreement. Placement fees can be in the form of cash paid upfront or free lease periods and are accreted over the life of the contract and the expense is recorded as a reduction of revenue. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $1.2 million and $0.1 million for the three months ended June 30, 2016 and 2015, respectively. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $2.3 million and $0.1 million for the six months ended June 30, 2016 and 2015, respectively.
NOTE 5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Trade accounts payable	$4,519	$4,776
Salary and payroll tax accrual	5,008	5,851
Taxes payable	2,318	2,440
Accrued interest	5	8
C2 Gaming contingent consideration	—	1,125
Placement fees payable	4,000	4,525
Accrued other	5,625	4,305
Total accounts payable and accrued liabilities	$21,475	$23,030

NOTE 6. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Senior secured credit facilities:
Term loans, interest at LIBOR or base rate plus 8.25% (9.25% at June 30, 2016), net of unamortized discount and deferred loan costs of $16.7 million and $18.2 million at June 30, 2016 and December 31, 2015, respectively.	$396,106	$396,717
Senior secured PIK notes, net of unamortized discount and deferred loan costs of $3.7 million and $3.9 million at June 30, 2016 and December 31, 2015, respectively.	125,813	118,764
Seller notes	19,496	18,902
Equipment long-term note payable and capital leases	5,851	5,826
Total debt(1)	547,266	540,209
Less: Current portion	(6,991)	(6,919)
Long-term debt	$540,275	$533,290
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

The senior secured credit facilities are guaranteed by AP Gaming Holdings, LLC, the AP Gaming I, LLC’s (the “Borrower”) material, wholly owned domestic subsidiaries (subject to certain exceptions), and are secured by a pledge by AP Gaming Holdings, LLC of the Borrower’s equity interest directly held by AP Gaming Holdings, LLC and a pledge of substantially all of the existing and future property and assets of the Borrower and the subsidiary guarantors, subject to certain exceptions. The senior secured credit facilities require that the Borrower maintain a maximum net first lien leverage ratio set at a maximum of 5.5 to 1 beginning with the first quarter ending June 30, 2014. The senior secured credit facilities contain limitations on additional indebtedness, guarantees, incurrence of liens, investments and distributions, as defined. The senior secured credit facilities also contain customary events of default included in similar financing transactions, including, among others, failure to make payments when due, default under other material indebtedness, breach of covenants, breach of representations and warranties, involuntary or voluntary bankruptcy, and material judgments. The Company was in compliance with the covenants of the senior secured credit facilities at June 30, 2016.

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

Seller notes

On December 20, 2013, the Company issued two promissory notes (the “AGS Seller Notes”) to AGS Holdings, LLC, in the amounts of $2.2 million and $3.3 million, to satisfy the conditions set forth in the Equity Purchase Agreement entered into on September 16, 2013 (as subsequently amended and restated on December 3, 2013, the “Acquisition Agreement”). Acquisition Agreement. At June 30, 2016, notes payable related to the AGS Seller Notes totaled $6.8 million, which includes capitalized interest of $1.3 million. The Seller Notes accrue interest on the unpaid principal balance at 8.5% per annum and shall be payable semi-annually in arrears on June 30 and December 31, commencing on June 30, 2014. Any interest accrued and payable on any interest payment date will be paid by capitalizing such interest and adding it to (and thereby increasing) the outstanding principal amount of this AGS Seller Notes. All principal and interest under the AGS Seller Notes is due and payable on June 18, 2021, the maturity date. The Company may prepay from time to time all or any portion of the outstanding principal balance due under the AGS Seller Notes.

On May 29, 2015, the Company issued a promissory note to Amaya Inc. (the “Amaya Seller Note”) with an initial principal amount of $12.0 million to satisfy the conditions set forth in the Cadillac Jack Stock Purchase Agreement (the “Stock Purchase Agreement”). The Amaya Seller Note accrues interest on the unpaid principal amount at 5.0% per annum and is payable semi-annually on June 30 and December 31 (and on May 29, 2023, the maturity date of the note), commencing on June 30, 2015. All interest accrued and payable on any interest payment date will be paid by capitalizing such interest and adding it

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

to (and thereby increasing) the outstanding principal amount of the Amaya Seller Note. All principal under the note is due and payable on May 29, 2023.  The Amaya Seller Note is required to be prepaid under certain circumstances described in more detail in the note agreement. As of June 30, 2016, there was no requirement to prepay the Amaya Seller Note. The Company may prepay from time to time all or any portion of the outstanding principal balance due under the Amaya Seller Note.  The Amaya Seller Note includes certain covenants and events of default that are customary for instruments of this type. At June 30, 2016, the Amaya Seller Note totaled $12.7 million, which includes capitalized interest of $0.7 million.

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

As of June 30, 2016, 106,498 Class B Shares issued to “Management Holders,” as defined in the Securityholders Agreement dated April 28, 2014 (the “Securityholders Agreement”) were outstanding. The Class B Shares issued to Management Holders are not considered issued for accounting purposes as they contain a substantive performance condition that must be met for the Management Holder to benefit from the ownership of the shares. As a result, shares issued to Management Holders are not considered issued for accounting purposes until such time that the performance condition is met.

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

NOTE 8. WRITE DOWNS AND OTHER CHARGES

The Condensed Consolidated Statements of Operations and Comprehensive Loss include various non-routine transactions or consulting and transaction-related fees that have been classified as write downs and other charges. During the three and six months ended June 30, 2016, the Company recognized $0.2 million and $0.3 million in write-downs and other charges, respectively, driven by losses from the disposal of assets.

During the three months ended June 30, 2015, the Company recognized $7.7 million in write-downs and other charges driven by acquisition related charges of $4.4 million. The Company also recognized an impairment to intangible assets of $2.2 million related to game titles, write offs related to prepaid royalties of $0.6 million, losses from the disposal of assets of $0.6 million and the impairment of long-lived assets of $0.2 million, partially offset by a benefit from the partial write down of the C2 acquisition contingent consideration of $0.4 million.

During the six months ended June 30, 2015, the Company recognized $11.2 million in write-downs and other charges primarily related to acquisition charges of $7.6 million. The Company also recognized an impairment to intangible assets of $2.2 million related to game titles and write offs related to prepaid royalties of $0.6 million, losses from the disposal of assets of $0.9 million and the impairment of long-lived assets of $0.2 million offset by a benefit from the partial write-down of the C2 acquisition contingent consideration of $0.4 million.

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

There were no potentially dilutive securities for the three and six months ended June 30, 2016.

Excluded from the calculation of diluted EPS for three and six months ended June 30, 2016, are 50,000 restricted shares and 0.3 million stock options, as such securities were anti-dilutive.
NOTE 10. BENEFIT PLANS
The Company has established a 401(k) defined contribution plan (the “401(k) Plan”) for its employees. The 401(k) Plan allows employees to contribute up to 15% of their pretax earnings, and the Company may match a percentage of the contributions on a discretionary basis. The expense associated with the 401(k) Plan for the three months ended June 30, 2016 and 2015, was $0.2 million and $0.1 million, respectively. The expense associated with the 401(k) Plan for the six months ended June 30, 2016 and 2015, was $0.5 million and $0.2 million, respectively.
On April 28, 2014, the Board of Directors of the Company approved the 2014 Long-Term Incentive Plan (“LTIP”). Under the LTIP, the Company is authorized to grant nonqualified stock options, rights to purchase Class B Shares, restricted stock, restricted stock units and other awards settleable in, or based upon, Class B Shares to persons who are directors and employees of and consultants to the Company or any of its subsidiaries on the date of the grant. The LTIP will terminate ten years after approval by the Board. Subject to adjustments in connection with certain changes in capitalization, the maximum number of Class B Shares that may be delivered pursuant to awards under the LTIP is 1,250,000. As of June 30, 2016, approximately 205,000 shares remain available for issuance.

NOTE 11. SHARE-BASED COMPENSATION

Stock Options

The Company has granted stock awards to eligible participants under the LTIP. The stock awards include options to purchase the Company’s Class B Shares. These stock options include a combination of service and market conditions, as further described below. In addition, these stock options include a performance vesting condition, a Qualified Public Offering (see Note 7), which is not considered to be probable as of June 30, 2016. As a result, no share-based compensation expense for stock options has been recognized and none will be recognized for these stock awards until the performance condition is considered to be probable. When the performance condition is considered probable, the stock awards will vest in accordance with the underlying service and market conditions.

The Company calculated the grant date fair value of stock options that vest over a service period using the Black Scholes model. For stock options that contain a market condition related to the return on investment that the Company’s stockholders achieve, the options were valued using a lattice-based option valuation model. The assumptions used in these calculations are noted in the following table. Expected volatilities are based on implied volatilities from comparable companies. The expected time to liquidity is based on management’s estimate. The risk-free rate is based on the U.S. Treasury yield curve for a term equivalent to the estimated time to liquidity. There were no options granted in the three months ended June 30, 2016.

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Six Months Ended June 30, 2016
Option valuation assumptions:
Expected dividend yield	—%
Expected volatility	55%
Risk-free interest rate	1.67%
Expected term (in years)	6.3

A summary of the changes in stock options outstanding during the six months ended June 30, 2016, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2015	765,375	$12.46
Granted	227,600	$16.98
Canceled	(104,375)	$15.19
Options outstanding as of June 30, 2016	888,600	$13.30	8.6	$3,273,755

Restricted Stock

No restricted stock was granted, canceled or forfeited during the six months ended June 30, 2016.

NOTE 12. RESTRUCTURING

We recorded no employee termination and restructuring costs during the six months ended June 30, 2016.  Employee termination and restructuring costs are classified in selling, general and administrative as well as research and development expense and have been recorded for the following restructuring plans.

Cadillac Jack Integration Plan

In June 2015, we took actions to reduce the staff in all of our locations and to streamline our operations and cost structure.  The Company has also entered into retention agreements with certain employees that will be paid upon the completion of their service period.

The following table summarizes the change in our restructuring accruals for the six months ended June 30, 2016 (in thousands), which is included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets:

	December 31, 2015	Charge to expense	Cash paid	June 30, 2016
Accrued severance	$37	$—	$37	$—
Total	$37	$—	$37	$—

NOTE 13. INCOME TAXES

The Company's effective income tax rate for the three months ended June 30, 2016, was a benefit of 7.9%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended June 30, 2016, was primarily due to changes in our valuation allowance on deferred tax assets. The Company's effective income tax rate for the three months ended June 30, 2015, was a benefit of 114.4%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended June 30, 2015, was primarily due to the income tax benefit recorded from the reversal of our valuation allowance on deferred tax assets as a result of the net deferred tax liabilities assumed in the Cadillac Jack acquisition.

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The Company’s effective income tax rate for the six months ended June 30, 2016, was a benefit of 8.6%. The difference between the federal statutory rate of 35% and the Company’s effective tax rate for the six months ended June 30, 2016, was primarily due to changes in our valuation allowance on deferred tax assets. The Company’s effective income tax rate for the six months ended June 30, 2015, was a benefit of 77.5%. The difference between the federal statutory rate of 35% and the Company’s effective tax rate for the six months ended June 30, 2015, was primarily due to the income tax benefit recorded from the reversal of our valuation allowance on deferred tax assets as a result of the net deferred tax liabilities assumed in the Cadillac Jack acquisition.
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

Overview

We are a leading designer and supplier of gaming products and services for the gaming industry. The Company is a leader in the Class II Native American and Mexican gaming jurisdictions and has expanded its product lines to include Class III Native American, commercial and charity jurisdictions. We supply electronic gaming machines (“slot machines”), server-based systems and back-office systems that are used by casinos and various gaming locations. Over the past 24 months, the Company has significantly broadened and diversified its product portfolio through both organic development and strategic acquisitions. We launched a new table products division in mid-2014 to provide live felt table games to casino operators. Through the acquisition of Cadillac Jack (defined below) on May 29, 2015, we greatly expanded our games library and slot machine offerings. The Company also acquired online developer AGSi (as defined below) in June 2015, expanding its offerings to include interactive products such as social casino games, available to play on desktop and mobile devices.

As of June 30, 2016, we had approximately 20,145 slot machine units installed under revenue sharing or fee per day agreements, approximately 10,500 of which are attributable to the inclusion of Cadillac Jack. The majority of our systems are used by Native American gaming operators in both Class II and Class III jurisdictions as well as commercial casinos in Mexico. We currently derive a substantial portion of our gaming revenues from lease agreements whereby we place slot machines and systems at a customer’s facility in return for either a share of the revenues that these machines and systems generate or a daily fee, which we collectively refer to as “participation agreements” and as our “participation model.”

Impact of Acquisitions

On May 29, 2015, we acquired 100% of the equity of Amaya Americas Corporation (“Cadillac Jack”), a leading provider of Class II gaming machines for the North American tribal gaming market, with key regions of operation including Alabama, Mexico, and Wisconsin. Our consolidated results of operations include the impact of this acquisition and the related transaction costs, as well as the results of operations of Cadillac Jack, from the date of acquisition through June 30, 2016.

On June 15, 2015, the Company purchased 100% of Gamingo Limited (“AGSi”), a leading gaming company developing social casino titles for mobile devices. With primary offices in San Francisco and Tel Aviv, AGSi’s flagship product, Lucky Play Casino, gives players a casino-quality experience with slots, table games, tournaments, and live events. The results of operations from AGSi have been included in our consolidated results from the date of acquisition through June 30, 2016.

Business Strategy

We have invested and expect to continue to invest in new business strategies and services, and innovative products and technologies. We intend to pursue the following strategic initiatives as part of our overall business strategy:

1.	Expand and Diversify Our Library of Content

We plan to continue to expand and diversify our library of proprietary content across all platforms - slots, tables and social casino. We will continue our focused efforts to develop games, both internally and through partnerships with third parties, tailored to our current and target markets. As of June 30, 2016, our Company had over 250 active slot machine titles and approximately 20 table game titles in our content library and we expect our current pool of development talent to create more than 40 titles on an annual basis.

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

4.	Focus on Development of Unique Niche Products

With over 1,000 casino facilities throughout the United States as of June 30, 2016, and the slot machine replacement cycle at a cyclical low, we believe the market potential for unique new games and concepts is favorable. We will target the introduction of a small number of niche gaming products to a large number of casinos.

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

6.	Focus on Innovation and New Product Verticals For the Next Generation of Casino Players

In the third quarter of 2014, we began developing table games products through the acquisitions of War Blackjack and other related intellectual property. The extension of our business into table games, as well as our entry into the social casino space through our acquisition of AGSi, demonstrates our commitment to evolving our business to adapt to the preferences of the next-generation gambler. As of June 30, 2016, the Company had approximately 1,090 table game units under lease arrangements. We plan to continue expanding our table games offerings through acquisitions and internal development. We have already introduced our proven land-based casino content into online and mobile formats for social gaming. Our popular land-based slot machine games - such as So Hot, Colossal Diamonds, and Monkey in the Bank, to name a few - have been among the strongest performers in our social casino game catalog.

Results of Operations
Three Months Ended June 30, 2016 compared to the Three Months Ended June 30, 2015

The following tables set forth certain selected condensed consolidated financial data for the three months ended June 30, 2016 and 2015 (in thousands):

	Three months ended June 30,		$	%
	2016	2015	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$39,578	$24,785	$14,793	59.7%
Equipment sales	3,040	1,511	1,529	101.2%
Total revenues	42,618	26,296	16,322	62.1%
Operating expenses
Cost of gaming operations	6,643	5,613	1,030	18.4%
Cost of equipment sales	3,376	254	3,122	1,229.1%
Selling, general and administrative	11,001	8,798	2,203	25.0%
Research and development	5,179	3,033	2,146	70.8%
Write downs and other charges	191	7,728	(7,537)	(97.5)%
Depreciation and amortization	20,566	12,209	8,357	68.4%
Total operating expenses	46,956	37,635	9,321	24.8%
Loss from operations	(4,338)	(11,339)	7,001	(61.7)%
Other expense (income)
Interest expense	14,632	8,006	6,626	82.8%
Interest income	(16)	(17)	1	(5.9)%
Other expense (income)	1,500	523	977	186.8%
Loss before income taxes	(20,454)	(19,851)	(603)	3.0%
Income tax benefit (expense)	1,615	22,700	(21,085)	(92.9)%
Net loss	(18,839)	2,849	(21,688)	(761.2)%

Key Performance Indicators:
Slot install base	20,145	19,132	1,013	5.3%
Slot revenue per day	$20.35	$20.87	$(0.52)	(2.5)%
Slot units sold	115	74	41	55.4%
Revenues

Gaming Operations. The increase in gaming operations is attributable to the inclusion of Cadillac Jack and AGSi for the three months ended June 30, 2016, compared to the prior year period. The inclusion of Cadillac Jack, increased our slot install base by approximately 10,500 units. The remaining increase in revenues was driven by improved game performance and an increase in the install base of our Big Red slot machine that runs on our Colossal platform, which has historically been our best performing game. Slot revenue per day decreased in total, which is primarily attributable to the inclusion of Cadillac Jack’s Mexico install base, which generates lower revenues per day than the Company’s historical install base has returned.

Equipment Sales. The increase in equipment sales is due to the sale of 115 units in the three months ended June 30, 2016, compared to 74 units in the prior year period.

Operating Expenses

Cost of gaming operations. The increase is attributable to the inclusion of Cadillac Jack and AGSi for the three months ended June 30, 2016, compared to the prior year period. As a percentage of gaming operations revenue, costs of gaming operations was 16.8% for the three months ended June 30, 2016, compared to 22.6% for the prior year period due to improved game performance and benefits from cost synergies resulting from integration activities.

Costs of Equipment Sales. The increase in cost of equipment sales is attributable to the increase in slot units sold. Cost of equipment sales as a percentage of sales increased compared to the prior year period due to the sale of older generation gaming machines in secondary markets. These gaming machines were previously leased to customers and sold at substantially lower average selling prices.

Selling, general and administrative. The increase is primarily due to the inclusion of Cadillac Jack and AGSi for the three months ended June 30, 2016, compared to the prior year period offset by decreased professional fees of related to prior year acquisitions. As a percentage of total revenues, selling, general and administrative expense decreased to 25.8% for three months ended June 30, 2016, compared to 33.5% for the prior year period due to benefits from cost synergies resulting from integration activities.

Research and development. The increase in research and development costs is primarily due to the inclusion of Cadillac Jack and AGSi compared to the prior year period. As a percentage of total revenues, research and development expense was 12.2% for three months ended June 30, 2016, compared to 11.5% for the prior year period.

Write downs and other charges. During the three months ended June 30, 2016, the Company recognized $0.2 million in write-downs and other charges driven by losses from the disposal of assets.

During the three months ended June 30, 2015, the Company recognized $7.7 million in write-downs and other charges driven by acquisition related charges of $4.4 million. The Company also recognized an impairment to intangible assets of $2.2 million related to game titles, write offs related to prepaid royalties of $0.6 million, losses from the disposal of assets of $0.6 million and the impairment of long-lived assets of $0.2 million, partially offset by a benefit from the partial write down of the C2 acquisition contingent consideration of $0.4 million.

Depreciation and amortization. The increase in depreciation and amortization is primarily due to the inclusion of assets acquired from Cadillac Jack and AGSi, for the three months ended June 30, 2016, compared to the prior year period.

Other Expense (Income), net

Interest expense. The increase is primarily attributed to the increase in the principal amounts outstanding under the senior secured credit facilities and senior secured PIK notes for the three months ended June 30, 2016, compared to the prior year period. The proceeds of the incremental term loans and PIK notes were used primarily to pay the consideration for the Cadillac Jack acquisition.

Other expense. The increase in other income was primarily due to the inclusion of Cadillac Jack and AGSi, for the three months ended June 30, 2016, compared to the prior year period. The amount in the current quarter relates primarily to the effect of foreign currency fluctuation on trade payables and receivables denominated in foreign currencies.

Income Taxes

The Company's effective income tax rate for the three months ended June 30, 2016, was a benefit of 7.9%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended June 30, 2015, was primarily due to changes in our valuation allowance on deferred tax assets. The Company's effective income tax rate for the three months ended June 30, 2015, was a benefit of 114.4%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended June 30, 2015, was primarily due to valuation allowance considerations and amortization of indefinite lived intangible assets.

Six Months Ended June 30, 2016 compared to the Six Months Ended June 30, 2015

The following tables set forth certain selected condensed consolidated financial data for the six months ended June 30, 2016 and 2015 (in thousands):

	Six months ended June 30,		$	%
	2016	2015	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$78,216	$43,352	$34,864	80.4%
Equipment sales	4,637	1,739	2,898	166.6%
Total revenues	82,853	45,091	37,762	83.7%
Operating expenses
Cost of gaming operations	12,916	8,807	4,109	46.7%
Cost of equipment sales	3,546	339	3,207	946.0%
Selling, general and administrative	23,684	14,948	8,736	58.4%
Research and development	9,842	4,308	5,534	128.5%
Write downs and other charges	301	11,209	(10,908)	(97.3)%
Depreciation and amortization	41,108	20,555	20,553	100.0%
Total operating expenses	91,397	60,166	31,231	51.9%
Loss from operations	(8,544)	(15,075)	6,531	(43.3)%
Other expense (income)
Interest expense	29,248	12,278	16,970	138.2%
Interest income	(39)	(26)	(13)	50.0%
Other expense (income)	5,922	999	4,923	492.8%
Loss before income taxes	(43,675)	(28,326)	(15,349)	54.2%
Income tax benefit (expense)	3,770	21,940	(18,170)	(82.8)%
Net loss	(39,905)	(6,386)	(33,519)	524.9%

Key Performance Indicators:
Slot install base	20,145	19,132	1,013	5.3%
Slot revenue per day	$20.42	$21.29	$(0.87)	(4.1)%
Slot units sold	139	106	33	31.1%
Revenues

Gaming Operations. The increase in gaming operations is attributable to the inclusion of Cadillac Jack and AGSi for the six months ended June 30, 2016, compared to the prior year period. The inclusion of Cadillac Jack, increased our slot install base by approximately 10,500 units. The remaining increase in revenues was driven by improved game performance and an increase in the install base of our Big Red slot machine that runs on our Colossal platform, which has historically been our best performing game. Slot revenue per day decreased in total, which is primarily attributable to the inclusion of Cadillac Jack’s Mexico install base, which generates lower revenues per day than the Company’s historical install base has returned.

Equipment Sales. The increase in equipment sales is due to the sale of 139 units in the six months ended June 30, 2016, compared to 106 units in the prior year period.

Operating Expenses

Cost of gaming operations. The increase is attributable to the inclusion of Cadillac Jack and AGSi for the six months ended June 30, 2016, compared to the prior year period. As a percentage of gaming operations revenue, costs of gaming operations was 16.5% for the six months ended June 30, 2016 compared to 20.3% for the prior year period due to improved game performance and benefits from cost synergies resulting from integration activities.

Cost of Equipment Sales. The increase in cost of equipment sales is attributable to the increase in slot units sold. Cost of equipment sales as a percentage of sales increased compared to the prior year period due to the sale of older generation gaming machines in secondary markets. These gaming machines were previously leased to customers and sold at substantially lower average selling prices.

Selling, general and administrative. The increase is primarily due to the inclusion of Cadillac Jack and AGSi for the six months ended June 30, 2016, compared to the prior year period offset by decreased professional fees of related to prior year acquisitions. As a percentage of total revenues, selling, general and administrative expense decreased to 28.6% for six months ended June 30, 2016, compared to 33.2% for the prior year period due to benefits from cost synergies resulting from integration activities.

Research and development. The increase in research and development costs is primarily due to the inclusion of Cadillac Jack and AGSi compared to the prior year period. As a percentage of total revenues, research and development expense was 11.9% for six months ended June 30, 2016, compared to 9.6% for the prior year period.

Write downs and other charges. During the six months ended June 30, 2016, the Company recognized $0.3 million in write-downs and other charges driven by losses from the disposal of assets.

During the six months ended June 30, 2015, the Company recognized $11.2 million in write-downs and other charges primarily related to acquisition charges of $7.6 million. The Company also recognized an impairment of intangible assets of $2.2 million related to game titles and write offs related to prepaid royalties of $0.6 million, losses from the disposal of assets of $0.9 million and the impairment of long-lived assets of $0.2 million offset by a benefit from the partial write-down of the C2 acquisition contingent consideration of $0.4 million.

Depreciation and amortization. The increase in depreciation and amortization is primarily due to the inclusion of assets acquired from Cadillac Jack and AGSi, for the six months ended June 30, 2016, compared to the prior year period.

Other Expense (Income), net

Interest expense. The increase is primarily attributed to the increase in the principal amounts outstanding under the senior secured credit facilities and senior secured PIK notes for the six months ended June 30, 2016, compared to the prior year period. The proceeds of the incremental term loans and PIK notes were used primarily to pay the consideration for the Cadillac Jack acquisition.

Other expense. The increase in other income was primarily due to the inclusion of Cadillac Jack and AGSi, for the six months ended June 30, 2016, compared to the prior year period. The amount in the current quarter year mainly relates to the change in the balance of the tax indemnification receivable recorded in connection with the acquisition of Cadillac Jack.  To a lesser extent, the balance also includes the effect of foreign currency fluctuation on trade payables and receivables denominated in foreign currencies.

Income Taxes

The Company's effective income tax rate for the six months ended June 30, 2016, was a benefit of 8.6%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the six months ended June 30, 2015, was primarily due to changes in our valuation allowance on deferred tax assets. The Company's effective income tax rate for the six months ended June 30, 2015, was a benefit of 77.5%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the six months ended June 30, 2015, was primarily due to valuation allowance considerations and amortization of indefinite lived intangible assets.

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

As of June 30, 2016, we had $27.9 million in cash and cash equivalents and $40.0 million available under our revolving credit facility. Based on our current business plan, we believe that our existing cash balances, cash generated from operations and availability under the revolving credit facility will be sufficient to meet our anticipated cash needs for at least the next twelve months. As of June 30, 2016, we were in compliance with the required covenants of our debt instruments, including the maximum net first lien leverage ratio.

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

The senior secured credit facilities are guaranteed by AP Gaming Holdings, LLC, the AP Gaming I, LLC’s (the “Borrower”) material, wholly owned domestic subsidiaries (subject to certain exceptions), and are secured by a pledge by AP Gaming Holdings, LLC of the Borrower’s equity interest directly held by AP Gaming Holdings, LLC and a pledge of substantially all of the existing and future property and assets of the Borrower and the subsidiary guarantors, subject to certain exceptions. The senior secured credit facilities require that the Borrower maintain a maximum net first lien leverage ratio set at a maximum of 5.5 to 1 beginning with the first quarter ending June 30, 2014. The senior secured credit facilities contain limitations on additional indebtedness, guarantees, incurrence of liens, investments and distributions, as defined. The senior secured credit facilities also contain customary events of default included in similar financing transactions, including, among others, failure to make payments when due, default under other material indebtedness, breach of covenants, breach of representations and warranties, involuntary or voluntary bankruptcy, and material judgments. The Company was in compliance with the covenants of the senior secured credit facilities at June 30, 2016.

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

Seller notes

On December 20, 2013, the Company issued two promissory notes (the “AGS Seller Notes”) to AGS Holdings, LLC, in the amounts of $2.2 million and $3.3 million, to satisfy the conditions set forth in the Equity Purchase Agreement entered into on September 16, 2013 (as subsequently amended and restated on December 3, 2013, the “Acquisition Agreement”). Acquisition Agreement. At June 30, 2016, notes payable related to the AGS Seller Notes totaled $6.8 million, which includes capitalized interest of $1.3 million. The Seller Notes accrue interest on the unpaid principal balance at 8.5% per annum and shall be payable semi-annually in arrears on June 30 and December 31, commencing on June 30, 2014. Any interest accrued and payable on any interest payment date will be paid by capitalizing such interest and adding it to (and thereby increasing) the outstanding principal amount of this AGS Seller Notes. All principal and interest under the AGS Seller Notes is due and payable on June 18, 2021, the maturity date. The Company may prepay from time to time all or any portion of the outstanding principal balance due under the AGS Seller Notes.

On May 29, 2015, the Company issued a promissory note to Amaya Inc. (the “Amaya Seller Note”) with an initial principal amount of $12.0 million to satisfy the conditions set forth in the Cadillac Jack Stock Purchase Agreement (the “Stock Purchase Agreement”). The Amaya Seller Note accrues interest on the unpaid principal amount at 5.0% per annum and is payable semi-annually on June 30 and December 31 (and on May 29, 2023, the maturity date of the note), commencing on June 30, 2015. All interest accrued and payable on any interest payment date will be paid by capitalizing such interest and adding it to (and thereby increasing) the outstanding principal amount of the Amaya Seller Note. All principal under the note is due and payable on May 29, 2023.  The Amaya Seller Note is required to be prepaid under certain circumstances described in more detail in the note agreement. As of June 30, 2016, there was no requirement to prepay the Amaya Seller Note. The Company may prepay from time to time all or any portion of the outstanding principal balance due under the Amaya Seller Note.  The Amaya Seller Note includes certain covenants and events of default that are customary for instruments of this type. At June 30, 2016, the Amaya Seller Note totaled $12.7 million, which includes capitalized interest of $0.7 million.

Equipment Long Term Note Payable and Capital Leases

The Company has entered into a financing agreement to purchase certain gaming devices, systems and related equipment and has entered into leases for servers and equipment that are accounted for as capital leases.

The following table summarizes our historical cash flows (in thousands):

	Six months ended June 30,
	2016	2015
Cash Flow Information:
Net cash provided by (used in) operating activities	$15,550	$(983)
Net cash used in investing activities	(16,350)	(382,156)
Net cash (used in) provided by financing activities	(7,046)	421,305
Effect of exchange rates on cash and cash equivalents	(26)	(30)
Net increase in cash and cash equivalents	$(7,872)	$38,136

Operating activities

The Company has historically produced a loss from operations, which is primarily due to the capital nature of the business and the resulting depreciation and amortization expense. For the six months ended June 30, 2016, net cash provided by operating activities was $15.6 million compared to net cash used of $1.0 million for the six months ended June 30, 2015, representing an increase of $16.5 million. The increase is primarily due to an increase as a result of changes in net working capital and a $5.1 million increase in income from operating activities excluding non-cash expenses. In the prior year we incurred transaction related expenses for the Cadillac Jack and AGSi acquisitions.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2016, was $16.4 million compared to $382.2 million for the six months ended June 30, 2015, representing an decrease of $365.8 million. The decrease was primarily due to decreases in business acquisitions, net of cash, purchases of intangible assets of $2.4 million offset by increases in the purchase of property and equipment of $4.6 million and software development expenditures of $2.1 million.

Financing activities

Net cash used in the current period was $7.0 million compared to cash provided by financing activities of $421.3 million for the same period in 2015. The decrease was primarily due to the decreases in proceeds from debt issuances of $369.4 million, proceeds from the issuance of common stock of $77.4 million offset by decreases in the net pay down of the revolving credit facility of $10.0 million and decreases in the payment for previous acquisition payments of $7.9 million.

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

Critical Accounting Policies

A description of our critical accounting policies can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes to those policies during the six months ended June 30, 2016.

Recently Issued Accounting Standards

See related disclosure at Item 1—“Notes to Condensed Consolidated Financial Statements”, Note 1 “Description of the Business and Summary of Significant Accounting Policies.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rates. Our primary exposure to market risk is interest rate risk associated with our long-term debt, which accrues interest at variable rates. Certain of our debt instruments accrue interest at LIBOR or the base rate, at our election, subject to an interest rate floor plus an applicable margin rate. In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt and equity capital to sustain our operations. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. As of June 30, 2016, approximately 30% of our debt were fixed-rate instruments. As of June 30, 2016, the three month LIBOR rate was lower than 1%, with our term loans having a LIBOR floor of 1%, our variable debt is essentially at a fixed rate until the LIBOR rate exceeds 1%.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the three months ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AP GAMING HOLDCO, INC.

Date:	August 15, 2016	By:	/s/ KIMO AKIONA
		Name:	Kimo Akiona
		Title:	Treasurer (Principal Financial and Accounting Officer)