Form 10-K
period 2016-12-31
AP Gaming Holdco, Inc.
filed 2017-03-10
CIK 1593548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2016
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
Common Stock, par value $0.01 per share
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐ (Note: The registrant is a voluntary filer of reports required to be filed under section 13 or 15(d) of the Securities Exchange Act of 1934).
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Neither the registrant’s voting common stock nor its non-voting common stock are publicly traded, and accordingly have no market value as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter. As of March 7, 2017, there were 100 shares of the Registrant’s Class A common stock, $.01 par value per share, and 15,041,361 shares of the Registrant’s Class B common stock, $.01 par value per share, outstanding.
*The Company does not have any public stockholders. Accordingly, it does not maintain an investor relations website where Interactive Data Files would be posted.

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements.” Forward-looking statements include any statements that address future results or occurrences. In some cases you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “would,” “should,” “could” or the negatives thereof. Generally, the words “anticipate,” “believe,” “continue,” “expect,” “intend,” “estimate,” “project,” “plan” and similar expressions identify forward-looking statements. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this Annual Report on Form 10-K in Item 1. “Business,” Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements include statements that are not historical facts, including statements concerning our possible or assumed future actions and business strategies.
We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, which could cause our actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

•	our ability to effectively compete with numerous domestic and foreign businesses;

•	our ability to adapt to and offer products that keep pace with evolving technology related to our businesses;

•	changes in player and operator preferences in participation games, which may adversely affect demand for
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

•	changes in the regulatory scheme governing tribal gaming impacting our games and Native American customers, which could adversely affect revenues;

•	our ability to realize satisfactory returns on money lent to new and existing customers to develop or expand gaming facilities or to acquire gaming positions in gaming facilities;

•	slow growth in the establishment of new gaming jurisdictions, declines in the rate of replacement of existing gaming machines and ownership changes and consolidation in the casino industry;

•	legislation in states and other jurisdictions which may amend or repeal existing gaming legislation;

•	inability to protect or enforce our intellectual property;

•	future claims of litigation or intellectual property infringement or invalidity, and adverse outcomes of those claims;

•	the security and integrity of our systems and products;

•	the effect of natural events in the locations in which we or our customers, suppliers or regulators operate;

•	failure of our suppliers and contract manufacturers to meet our performance and quality standards or requirements could result in additional costs or loss of customers;

•	risks related to operations in foreign countries and outside of traditional U.S. jurisdictions;

•	foreign currency exchange rate fluctuations;

•	quarterly fluctuation of our business;

•	risks associated with, or arising out of, environmental, health and safety laws and regulations;

•	product defects which could damage our reputation and our results of operations;

•	legal and regulatory uncertainties of gaming markets, including, without limitation, the ability to enforce contractual rights on Native American land;

•	decreases in our revenue share percentage in our participation agreements with customers;

•
adverse local economic, regulatory or licensing changes in Oklahoma or Alabama, the states in which the majority of our revenue has been derived, or material decreases in our revenue with our two largest customers, these states comprised approximately 44% of our gaming operations revenue for the year ended December 31, 2016;

•	failure to attract, retain and motivate key employees;

•	dependence on the protection of our intellectual property and proprietary information and our ability to license intellectual property from third parties;

•	certain restrictive open source licenses requiring us to make the source code of some of our products available to third parties and potentially granting third parties certain rights to the software;

•	reliance on hardware, software and games licensed from third parties, and on technology provided by third party vendors;

•	dependence on our relationships with service providers;

•	improving internal controls over financial reporting;

•	ability to maintain current customers on favorable terms;

•	ability to enter new markets and potential new markets;

•	ability to capitalize on the expansion of internet or other forms of interactive gaming or other trends and changes in the gaming industries;

•	our social gaming business is largely dependent upon our relationships with key channels;

•	AP Gaming VoteCo, LLC is the sole holder of our voting common stock, par value $0.01 per share and may have conflicts of interest with us in the future or interests that differ from the interests of holders of our non-voting common stock; and

•	the other factors discussed under Item 1A. “Risk Factors.”
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

PART I

ITEM 1. BUSINESS.

Unless the context indicates otherwise, or unless specifically stated otherwise, references to the “Company”, “AP Gaming”, “AGS”, “we”, “our” and “us” refer to AP Gaming Holdco Inc. and its consolidated subsidiaries.

Overview

We are a Delaware corporation that was formed in August 2013 to acquire, through an indirect wholly owned subsidiary of the Company, 100% of the equity in AGS Capital, LLC (“AGS Capital”) from AGS Holdings, LLC (“AGS Holdings”). AGS Capital was a supplier of EGMs (defined below), primarily to Class II Native American gaming jurisdictions.

We are a designer and supplier of diverse products and services for the gaming industry.  Founded in 2005, our roots are in the Class II Native American gaming market, where we are one of the market leaders in electronic gaming machines (“EGMs”), which include slot machines, video bingo machines, and other electronic gaming devices. Our customers predominantly consist of casino operators in Class II and Class III Native American and commercial gaming enterprises.  We generate over 90% of our total revenue from lease agreements whereby we place EGMs, systems, and table game products at a customer’s facility in return for either a share of the revenues that these products generate, or a daily or monthly fee and from Interactive gaming operations revenue.  Over the past 18 months, we have significantly broadened and diversified our product portfolio through both organic development and strategic acquisitions, and we now offer three distinct categories of products: Electronic Gaming Machines (“EGM”), Table products (“Table Products”), and Interactive Social Casino Games (“Interactive”). Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line.

	Percentage of Total Revenue
	2016	2015	2014
Electronic Gaming Machines	93.8%	97.0%	99.8%
Table Products	1.6%	1.4%	0.2%
Interactive	4.6%	1.6%	—%
	100.0%	100.0%	100.0%

Apollo Overview

Founded in 1990, Apollo Global Management, LLC (together with its consolidated subsidiaries, “Apollo”) is a leading global alternative investment manager with offices in New York, Los Angeles, Houston, Chicago, Bethesda, St. Louis, Toronto, London, Frankfurt, Madrid, Luxembourg, Mumbai, Delhi, Singapore, Hong Kong and Shanghai. Apollo had assets under management of approximately $192 billion as of December 31, 2016 in private equity, credit and real estate funds invested across a core group of nine industries where Apollo has considerable knowledge and resources. Apollo has a successful track record of managing investments on behalf of its affiliated funds, such as Great Wolf Resorts, Diamond Resorts, Outerwall, CEC Entertainment, Norwegian Cruise Lines, ADT and McGraw Hill Education.

Our Operations

Under our customer contracts, we provide customers with EGMs, table products, ancillary table product equipment, systems software, computer hardware, signage and other equipment for operation within their gaming facilities. In return we receive either a share of the revenue generated by these products and systems, a flat monthly fee, or a daily fee. The determination of whether our agreement results in a revenue share, monthly fee, or daily fee arrangement is generally governed by local gaming jurisdictions. For our revenue share arrangements on EGM products, we have historically shared between 15 and 20% of the revenues generated by the EGMs. Under our agreements for EGMs, we participate in selecting the mix of titles, maintain and service the equipment and oversee certain promotional efforts. For licensed table products and related equipment, we typically receive monthly royalty payments. Currently, Interactive revenue is generated from consumers’ purchases of virtual coins which are used to play the games. In support of our business and operations, we employ a professional staff including field service technicians, production, sales, account management, marketing, technology and game development, licensing and compliance and finance.

Our corporate headquarters are located in Las Vegas, Nevada, which serves as the primarily location for the executive management and administrative functions such as finance, legal, licensing and compliance. Our licensing and compliance division oversees the application and renewal of our corporate gaming licenses, findings of suitability for key officers and directors and certification of our gaming equipment and systems for specific jurisdictions, human resources, as well as coordinating gaming equipment and software shipping and on-site and remote service of our equipment with gaming authorities.

Our field service technicians are responsible for installing, maintaining and servicing our gaming products and systems. Our field service operation including our call center, which operates 24 hours a day, seven days a week, is managed out of our Oklahoma facility. We can also access most of our electronic gaming machines and systems remotely from approved remote locations to provide software updates and routine maintenance. In addition, our electronic gaming machine and system production facilities are located in and managed out of Oklahoma City, Oklahoma, Atlanta, Georgia, and Mexico City, D.F.. Our table product service is primarily managed from Las Vegas, Nevada.

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

Our technology and game development division operates primarily out of our Atlanta, Georgia location and to a lesser extent in Las Vegas, Nevada and Austin, Texas. Through the acquisition of Gamingo Limited (formerly known as “RocketPlay”, currently known as “AGSi”), we have a development team in Tel Aviv, Israel as well. We employ game developers, software and system programmers, project managers and other development and administrative staff that oversee our internal game development efforts and manage third party relationships.

Products

We provide our casino customers with high-performing Class II and Class III EGMs for the Tribal and commercial gaming markets, approximately 25 unique table product offerings, ancillary table product equipment, systems software, computer hardware, signage and other equipment for operation within their gaming facilities. We also offer a vast library of casino-themed social and mobile games as well as business to business social casino products available to land-based casino customers.

Electronic Gaming Machines. From captivating games to engaging play mechanics, AGS creates industry leading EGMs for the global marketplace, which currently includes the United States and Latin America. We provide a continually growing library of exciting game titles offered on several state-of the-art cabinets equipped with competitive hardware. Our game library includes nearly 300 titles offered on various cabinets, including ICON, Orion, and Big RedTM. In addition to providing complete EGM units, we also offer conversion kits that allow customers to update existing game titles to meet the demands of their customers.

Operating Platforms

We have strategically shifted our focus to create new internal content and leverage our Atlas operating platform as a conduit for our current and future products. Currently, our ICON and Orion cabinets run on the Atlas operating platform. We will continue porting our legacy games onto the Atlas platform, enhancing both our Class II and III offerings. We expect internally-generated content to be a larger source of our installed base going forward.

Cabinets

We design cabinets for comfort, functionality and serviceability. From our premium cabinet Orion to our core cabinet ICON to our specialty cabinet Big Red (Colossal Diamonds), we design cabinets for every category to capture the attention of players on casino floors while aiming to maximize operator profits.

Gaming Machine Titles

Across our 300+ EGM game library is a mix of recent successes, including Golden Wins, Jade Wins, Buffalo Jackpots, Longhorn Jackpots, Colossal Diamonds and Fu Nan Fu Nu, as well as legacy titles with long-lasting playability that continue to appeal to players across the county - like Royal Reels and the So Hot family of games. We strategically focus our development efforts on creating games that appeal to the core gambler and have more than 50 new titles planned for release in 2017.

Table Products. Our table products include live proprietary table games and side bets, as well as ancillary table game products. Products include both internally developed and acquired proprietary table games, side bets, and table technology related to blackjack, poker, baccarat, craps and roulette. We have acquired a number of popular brands, including In-Bet, Buster Blackjack, and Criss Cross Poker that are based on traditional well-known public domain games such as blackjack and poker; however, these proprietary games provide intriguing betting options that offer more excitement and greater volatility to the player, ultimately enhancing our casino customers’ profitability. Our Bonus Spin product is unique in that it allows players to make a progressive wager that when won, allows them to spin a virtual wheel at the table for cash or experience based prizes after winning on an initial wager. We believe this bonusing platform provides operators with a unique and simple way to enhance traditional felt games and to appeal to their table games players without altering the base game play on which the initial wager is placed. In September 2015, we announced the acquisition of critical card shuffler intellectual property and technology. The Dex-S is a single deck, commercial-grade shuffler featuring a streamlined design with few moving parts, making it exceptionally functional and economical.

Interactive. Our social gaming products are primarily delivered through our mobile apps, Lucky Play Casino, Wild Vegas Casino, Buffalo Jackpot Casino, and Vegas Fever.   The apps contain several game titles available for consumers to play for free and with chips that they purchase through the app.  Some of our most popular social games include content that is also popular in land-based settings such as Fire Wolf, Gold Dragon Red Dragon, Legend of the White Buffalo, Royal Reels, Colossal Diamonds, So Hot, and Monkey in the Bank. The social design of our games is at the core of how players experience its games. Our games encourage players to quickly connect with their friends when they start a game and to build and enhance these relationships throughout the game experience. We also have two distinct business to business (defined below) social casino products available to land-based casino customers. The first option is PlayCasino, a white label version of Lucky Play Casino that contains all of the same EGM games and other supporting social game features branded with the casino customer’s brand and style. The second option is PlayRGS, a Remote Gaming Server (“RGS”) specifically used to provide AGS EGM game content to casino customers that are using an existing social casino solution be it their own or that of a third party.

Other Segment Information

Customers and marketing. We market our products to casinos and other legal gaming establishments around the world with our domestic and international sales force and several domestic and international distributors and/or representatives. We believe the quality and breadth of our customer base is a strong testament to the effectiveness and quality of our product offerings, technological innovation and customer service. Our customer base includes leading casino operators in leading established gaming markets such as the United States, Canada and Latin America. Our customers include, among others, Caesar’s Entertainment Corp., MGM Resorts International, Poarch Creek Band of Indians, and the Chickasaw Nation.

Our products and the locations in which we may sell them are subject to the licensing and product approval requirements of various national, state, provincial and tribal jurisdictional agencies that regulate gaming around the world.  See “Regulation and Licensing” section below.  We lease and sell our products, with an emphasis on leasing versus selling, primarily in the United States. We service the products we lease and offer service packages to customers who purchase products from us.

Product supply. We obtain most of the parts for our products from outside suppliers, including both off-the-shelf items as well as components manufactured to our specifications. We also manufacture parts in-house that are used for product assembly and for servicing existing products. We generally perform warehousing, quality control, final assembly and shipping from our facilities in Las Vegas, Atlanta, Mexico City and Oklahoma City, although small inventories are maintained and repairs are performed by our field service employees. We believe that our sources of supply for components and raw materials are adequate and that alternative sources of materials are available.

Manufacturing

We have manufacturing agreements to build our gaming cabinets with multiple manufacturing vendors. We believe we have limited concentration risk with any one of these vendors, since we own the rights to our cabinet designs and thus have the ability to change manufacturers in the event of a dispute. We believe any of these vendors would be able to build our gaming cabinets for titles on any platform. As the supplier base is large, we are able to gain competitive pricing and delivery on any of our cabinets and have limited risk in supply disruptions.

Our primary electronic gaming machine production facility is located in and managed out of Oklahoma. Production at this facility includes assembling and refurbishing gaming machines (excluding gaming cabinets), parts support and purchasing. We also assemble electronic gaming machines at our Las Vegas, Nevada and Mexico City, D.F. facilities at lower volumes to support the Nevada, California and Mexico markets, respectively.   System production is housed at our Atlanta, Georgia office, which house our system design team and our research and development team.  Field service technicians are located in various jurisdictions throughout the United States and Mexico and are dispatched from centralized call centers. They are responsible for installing, maintaining and servicing the electronic gaming machines and systems.

Manufacturing commitments are generally based on projected quarterly orders from customers. Due to uneven order flow from customers, we bring the cabinets in with minimal components so that we can delay the cash outlay for the most costly components until closer to the point of sale.

Customers

We believe the quality and breadth of our customer base is a strong testament to the effectiveness and quality of our product offerings, technological innovation and customer service. At the core of our relationship with our customers is our participation model, which aligns our financial incentives with those of our customers through a shared dependence on the games’ performance. The combination of our customer-aligned participation model, quality customer service and strong game performance has allowed us to develop long-term relationships with our tribal and commercial casino customers. Our top participation customers have been with us for nearly a decade, and we believe that we maintain long-term relationships with key customer decision-makers.

Oklahoma is our largest market and our electronic gaming machines in the state accounted for approximately 30% of our total revenue for the year ended December 31, 2016. Our largest customer is the Chickasaw Nation, a Native American gaming operator in Oklahoma, which accounted for approximately 15% of our gaming operations revenue for the year ended December 31, 2016. The revenues we earn from the Chickasaw Nation are derived from numerous agreements, which are scheduled to expire in 2019. We have historically offered select existing and prospective customers an upfront payment, or placement fee, in exchange for exclusive rights to a percentage of their floor space. To a lesser extent, we have offered financing for casino development and expansion projects. In addition to our long-term relationships and contractual arrangements, the consistent demand for our titles from the loyal, repeat players of our titles further ensures our strong presence on our customers’ casino floors.

The Poarch Band of Creek Indians, a Native American gaming operator in Alabama, accounted for approximately 10% of our gaming operations revenue for the year ended December 31, 2016.

Within the Native American market, we provide both Class II and Class III games. We also serve customers in commercial, video lottery terminal, charity bingo and route-based markets.

Customer Contracts

We derive the majority of our gaming revenues from participation agreements, whereby we place electronic gaming machines and systems, along with our proprietary and other licensed game content, at a customer’s facility in return for either a share of the revenues that these electronic gaming machines and systems generate or a daily fee. For licensed table products and related equipment, we typically receive monthly royalty payments. We measure the performance of our domestic installed base of participation electronic gaming machines on the net win per day per machine, often referred to as the win per day, or “WPD”. Under our participation agreements, we earn a percentage of the WPD of our domestic installed base of participation electronic gaming machines.

Our standard contracts are one to three years in duration and may contain auto-renewal provisions for an additional term. Our contracts generally specify the number of electronic gaming machines and other equipment to be provided, revenue share, daily fee or other pricing, provisions regarding installation, training, service and removal of the machines, and other terms and conditions standard in the industry. In some circumstances, we enter into trial agreements with customers that provide a free or fee-based trial period, during which such customers may use our electronic gaming machines or table product. Each trial agreement lays out the terms of payment should the customer decide to continue using our machines.

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

We generally make efforts to obtain waivers of sovereign immunity in our contracts with Native American customers. However, we do not always obtain these provisions and when we do, they can be limited in scope. There is no guarantee that we will continue or improve our ability to get this term in future contracts. While we have not had any experience with contract enforceability vis-à-vis our Native American customers, we are cognizant of recent cases involving other parties dealing with waivers of sovereign immunity. Those cases put into question how sovereign immunity may be viewed by courts in the future. In the event that we enter into contracts with Native American customers in the future that do not contain a waiver of sovereign immunity, such contracts may be practically unenforceable.

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

Research and Development

We conduct research and development through an internal team to develop new gaming systems and gaming content. Research and development costs consist primarily of salaries and benefits, travel and expenses and other professional services. We employ approximately 160 game developers, software and system programmers, project managers and other development and administrative staff that oversee internal game development efforts and manage third party relationships. The technology and game development division operates primarily out of our Atlanta, Georgia location as well as in Las Vegas, Nevada.

Competition

We encounter competition from other designers, manufacturers and operators of electronic gaming machines, table products and social casino games. Our competitors range from small, localized companies to large, multi-national corporations, several of which have substantial resources and market share.

Our competitors for the live casino floor gaming machines include, but are not limited to, International Game Technology PLC (“IGT”), Scientific Games Corporation (“Scientific Games”), Aristocrat Technologies Inc. (“Aristocrat”), Everi Holdings Inc. (“Everi”), Konami Co. Ltd. (“Konami”), Ainsworth Game Technology Ltd., and Galaxy Gaming, Inc. Additionally, there are hundreds of non-gaming companies that design and develop social casino games and apps. Many of our competitors are large, well-established companies with substantially larger operating staffs and greater capital resources and have been engaged in the design, manufacture and operation of gaming products for many years. Some of these companies contain significant intellectual property including patents in gaming technology and hardware design, systems and game play and trademarks. In addition, the larger competitors contain significantly larger content portfolios and content development capability and resources, are licensed in markets throughout the United States, and have international distribution. Scientific Games, IGT, Konami, and Aristocrat all have a presence in the back-office accounting and player tracking business which expands their relationship with casino customers. Everi and Aristocrat are our primary competitors in the Class II market.

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

Intellectual Property

We use a combination of internally developed and third-party intellectual property, all of which we believe maintain and enhance our competitive position and protect our products. Such intellectual property includes owned or licensed patents, patent applications, trademarks, and trademark applications in the United States. In addition, we have rights in intellectual property in certain foreign jurisdictions. In addition, pursuant to our license agreements with third-party game developers, we license and distribute gaming software.

Seasonality

We may experience fluctuations in revenues and cash flows from quarter to quarter, however, we do not believe that our business is materially impacted by seasonality.

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

Employees

As of December 31, 2016, we had over 500 full-time equivalent employees, with approximately 120 employed internationally and approximately 400 employed domestically.

We are not a party to any collective bargaining agreements in the United States and have not experienced any strikes or work stoppages in the past.

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

While the specific regulatory requirements of the various jurisdictions vary, most require licenses, permits, findings of suitability and financial ability, and other forms of approval for our operational entities and, in some jurisdictions, the entities or individuals who hold some level of beneficial interest in the Company or its affiliates as well our lenders and other individuals or entities affiliated with us (contractually or otherwise). Our officers, directors, managers and key employees who are actively engaged in the administration or supervision of our gaming related operations may also be required to file for licensure, findings of suitability or other approvals. Regulators may determine such a person is unsuitable to participate in the gaming industry in such jurisdiction, and could require us to limit, suspend, or terminate or our relationship with such a person. In addition, many jurisdictions require our products to be tested for compliance with the jurisdiction’s technical standards and regulations prior to our being permitted to distribute our products. The various jurisdictions’ gaming regulators typically have broad power over our business operations and may deny, revoke, suspend, condition, limit, or not renew our gaming or other licenses, permits or approvals, impose substantial fines and take other action, any one of which could adversely impact our business, financial condition and results of operation. We believe we and our officers, directors, managers, key employees and affiliates have obtained all required gaming related licenses, permits, findings of suitability and other forms of approvals necessary to carry on our business.

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

Federal Registration

The Gambling Devices Act of 1962 makes it unlawful for a person to manufacture, transport, or receive gaming devices, or components across interstate lines unless that person has first registered with the Attorney General of the United States Department of Justice. This act also imposes gambling device identification and record keeping requirements. Violation of this act may result in seizure and forfeiture of the equipment, as well as other penalties. As an entity involved in the manufacture and transportation of gaming devices, we are required to register annually.

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

International Regulation

Certain foreign countries permit the importation, sale, and operation of gaming equipment in casino and non-casino environments. Some countries prohibit or restrict the payout feature of the traditional slot machine or limit the operation and the number of slot machines to a controlled number of casinos or casino-like locations. Gaming equipment must comply with the individual country’s regulations. Certain jurisdictions do not require the licensing of gaming equipment operators and manufacturers.

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

We operate in highly competitive industries and our success depends on our ability to effectively compete with numerous domestic and foreign businesses.

We face significant competition in our businesses and in the evolving interactive gaming industry, not only from our traditional competitors but also from a number of other domestic and foreign providers (or, in some cases, the operators themselves), some of which have substantially greater financial resources and/or experience than we do. Many of our competitors are large, well-established companies with substantially larger operating staffs and greater capital resources and have been engaged in the design, manufacture and operation of electronic gaming equipment business for many years. In addition, we cannot assure you that our products and services will be successful or that we will be able to attract and retain players as our products and services compete with the products and services of others, which may impact the results of our operations.

Our business faces significant competition, including from illegal operators. There are a limited number of gaming operators and many established companies offer competing products. We compete on the basis of the content, features, quality, functionality, responsiveness and price of our products and services. Consolidation of casino operators and other operators, increased competition among operators and economic conditions causing reductions in capital expenditures by operators have significantly increased the level of competition among gaming suppliers.

We also face high levels of competition in the supply of products and services for newly legalized gaming jurisdictions and for openings of new or expanded casinos. Our success is dependent on our ability to successfully enter new markets and compete successfully for new business especially in the face of declining demand for electronic gaming machine replacements.

We also compete to obtain space and favorable placement on casino gaming floors. Casino operators focus on performance, longevity, player appeal and price when making their purchasing and leasing decisions. Competitors with a larger installed base of electronic gaming machines and more game themes than ours may have an advantage in obtaining and retaining placements in casinos.

We have offered customers discounts, free trials and free gaming equipment, including conversion kits (and, in some cases, free electronic gaming machines) in connection with the sale or placement of our products and services. In addition, we have, in some cases, agreed to modify pricing and other contractual terms in connection with the sale or placement of our products. In select instances, we may pay for the right to place electronic gaming machines on a casino’s floor and increased fee requirements from such casino operators may greatly reduce our profitability. There can be no assurance that competitive pressure will not cause us to increase the incentives that we offer to our customers or agree to modify contractual terms in ways that are unfavorable to us, which could adversely impact the results of our operations.

Our competitors may provide a greater amount of financing or better terms than we do and this may impact demand for our products and services.

Competition for table game content is focused on player appeal, brand recognition and price. We compete on this basis, as well as on the extent of our sales, service, marketing and distribution channels. We also compete with several companies that primarily develop and license table games, as well as with non-proprietary table games such as blackjack and baccarat.

Our interactive social gaming businesses is subject to significant competition. We have expanded into interactive social gaming as have several of our competitors and our customers.  This expansion causes us to compete with social gaming companies that have no connection to traditional regulated gaming markets and many of those companies have a base of existing users that is larger than ours. In order to stay competitive in our interactive social gaming businesses, we will need to continue to create and market game content that attracts players and invest in new and emerging technologies.

Our success is dependent upon our ability to adapt to and offer products that keep pace with evolving technology related to our businesses.

The success of our products and services is affected by changing technology and evolving industry standards. Our ability to anticipate or respond to such changes and to develop and introduce new and enhanced products and services, including, but not limited to, gaming content, electronic gaming machines, table products and interactive gaming products and services, on a timely basis or at all is a significant factor affecting our ability to remain competitive, retain existing contracts or business and expand and attract new customers and players. There can be no assurance that we will achieve the necessary technological advances or have the financial resources needed to introduce new products or services on a timely basis or at all.

Our success depends upon our ability to respond to dynamic customer and player demand by producing new and innovative products and services. The process of developing new products and systems is inherently complex and uncertain.  It requires accurate anticipation of changing customer needs and player preferences as well as emerging technological trends.  If our competitors develop new game content and technologically innovative products and we fail to keep pace, our business could be adversely affected.  If we fail to accurately anticipate customer needs and player preferences through the development of new products and technologies, we could lose business to our competitors, which would adversely affect our results of operations.

We may experience manufacturing, operational or design problems that could delay or prevent the launch of new products or services. Introducing new and innovative products and services requires us to adapt and refine our manufacturing, operations and delivery capabilities to meet the needs of our product innovation. If we cannot efficiently adapt our manufacturing infrastructure to meet the needs associated with our product innovations, or if we are unable to upgrade our production capacity in a timely manner, our business could be negatively impacted. In the past, we have experienced delays in launching new products and services due to the complex or innovative technologies embedded in our products and services. Such delays can adversely impact our results of operations.

In addition, the social gaming landscape is rapidly evolving and is characterized by major fluctuations in the popularity of social products and platforms, such as mobile. We may be unable to develop products at a rate necessary to respond to these changes, or at all, or that anticipate the interests of social players. Likewise, our social gaming offerings operate largely through Facebook, Google Play for Android devices and Apple’s iOS platform. If alternative platforms increase in popularity, we could be adversely impacted if we fail to timely create compatible versions of our products.

Our success also depends on creating products and services with strong and sustained player appeal. We are under continuous pressure to anticipate player reactions to, and acceptance of, our new products while continuing to provide successful products that generate a high level of play. In some cases, a new game or electronic gaming machine will only be accepted by our casino or interactive gaming customers if we can demonstrate that it is likely to produce more revenue and/or has more player appeal than our existing products and services or our competitors’ products and services.

We have invested, and may continue to invest, significant resources in R&D efforts. We invest in a number of areas, including product development for game and system‑based hardware, software and game content. In addition, because of the sophistication of our newer products and the resources committed to their development, they are generally more expensive to produce. If our new products do not gain market acceptance or the increase in the average selling or leasing price of these new products is not proportionate to the increase in production cost, in each case as compared to our prior products, or if the average cost of production does not go down over time, whether by reason of long-term customer acceptance, our ability to find greater efficiencies in the manufacturing process as we refine our production capabilities or a general decrease in the cost of the technology, our margins will suffer and could negatively impact our business and results of operations. There can be no assurance that our investment in R&D will lead to successful new technologies or products. If a new product is not successful, we may not recover our development, regulatory approval or promotion costs.

Our success depends in part on our ability to develop, enhance and/or introduce successful gaming concepts and game content. Demand for our products and the level of play of our products could be adversely affected by changes in player and operator preferences.

We believe that creative and appealing game content produces more revenue for our electronic gaming machine customers and provides them with a competitive advantage, which in turn enhances our revenue and our ability to attract new business and to retain existing business. There can be no assurance that we will be able to sustain the success of our existing game content or effectively develop or obtain from third parties game content or licensed brands that will be widely accepted both by our customers and players. As a supplier of gaming equipment, we must offer themes and products that appeal to gaming operators and players. Our revenues are dependent on the earning power and life span of our games. We therefore face continuous pressure to design and deploy new and successful game themes and technologically innovative products to maintain our revenue and remain competitive. If we are unable to anticipate or react timely to any significant changes in player preferences, the demand for our gaming products and the level of play of our gaming products could decline. Further, we could fail to meet certain minimum performance levels, or operators may reduce revenue sharing arrangements with us, each of which could negatively impact our sales and financial results. In addition, general changes in consumer behavior, such as reduced travel activity or redirection of entertainment dollars to other venues, could result in reduced demand and reduced play levels for our gaming products.

Our business is vulnerable to changing economic conditions and to other factors that adversely affect the casino industry, which have negatively impacted and could continue to negatively impact the play levels of our participation games, our product sales and our ability to collect outstanding receivables from our customers.

Demand for our products and services depends largely upon favorable conditions in the casino industry, which is highly sensitive to casino patrons’ disposable incomes and gaming activities. Discretionary spending on entertainment activities could further decline for reasons beyond our control, such as natural disasters, acts of war, terrorism, transportation disruptions or the results of adverse weather conditions. Any prolonged or significant decrease in consumer spending on entertainment activities could result in reduced play levels on our participation games, causing our cash flows and revenues from a large share of our recurring revenue products to decline.

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

We operate only in jurisdictions where gaming is legal. The gaming industry is subject to extensive governmental regulation by U.S. federal, state and local governments, as well as Native American tribal governments, and foreign governments. While the regulatory requirements vary by jurisdiction, most require:

•	licenses and/or permits;

•	documentation of qualifications, including evidence of financial stability;

•	other required approvals for companies who design, assemble, supply or distribute gaming equipment and services; and

•	individual suitability of officers, directors, major equity holders, lenders, key employees and business partners.

Any license, permit, approval or finding of suitability may be revoked, suspended or conditioned at any time. We may not be able to obtain or maintain all necessary registrations, licenses, permits or approvals, or could experience delays related to the licensing process which could adversely affect our operations and our ability to retain key employees.

To expand into new jurisdictions, in most cases, we will need to be licensed, obtain approvals of our products and/or seek licensure of our officers, directors, major equity holders, key employees or business partners and potentially lenders. If we fail to obtain a license required in a particular jurisdiction for our games and electronic gaming machines, hardware or software or have such license revoked, we will not be able to expand into, or continue doing business in, such jurisdiction. Any delays in obtaining or difficulty in maintaining regulatory approvals needed for expansion within existing markets or into new jurisdictions can negatively affect our opportunities for growth. In addition, the failure of our officers, directors, key employees or business partners, equity holders, or lenders to obtain or receive licenses in one or more jurisdictions may require us to modify or terminate our relationship with such officers, directors, key employees or business partners, equity holders, or lenders, or forego doing business in such jurisdiction.

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

Some U.S. jurisdictions have recently introduced or proposed smoking bans in public venues, including casinos, which may reduce player traffic in the facilities of our current and prospective customers, which may reduce revenues on our participation electronic gaming machines or impair our future growth prospects and therefore may adversely impact our revenues in those jurisdictions. Other participants in the gaming industry have reported declines in gaming revenues following the introduction of a smoking ban in jurisdictions in which they operate and we cannot predict the magnitude or timing of any decrease in revenues resulting from the introduction of a smoking ban in any jurisdiction in which we operate.

We derive a significant portion of our revenue from Native American tribal customers, and our ability to effectively operate in Native American gaming markets is vulnerable to legal and regulatory uncertainties, including the ability to enforce contractual rights on Native American land.

We derived a significant amount of our revenue from participation agreements with Native American gaming operators. Native American tribes are independent governments with sovereign powers and, in the absence of a specific grant of authority by Congress to a state or a specific compact or agreement between a tribal entity and a state that would allow the state to regulate activities taking place on Native American lands, they can enact their own laws and regulate gaming operations and contracts subject to the Indian Gaming Regulatory Act (IGRA). In this capacity, Native American tribes generally enjoy sovereign immunity from lawsuits similar to that of the individual states and the United States. Accordingly, before we can seek to enforce contract rights with a Native American tribe, or an agency or instrumentality of a Native American tribe, we must obtain from the Native American tribe a waiver of its sovereign immunity with respect to the matter in dispute, which we are not always able to do. Without a limited waiver of sovereign immunity, or if such waiver is held to be ineffective, we could be precluded from judicially enforcing any rights or remedies against a Native American tribe, including the right to enter Native American lands to retrieve our property in the event of a breach of contract by the tribal party to that contract. Even if the waiver of sovereign immunity by a Native American tribe is deemed effective, there could be an issue as to the forum in which a lawsuit may be brought against the Native American tribe. Federal courts are courts of limited jurisdiction and generally do not have jurisdiction to hear civil cases relating to Native American tribes, and we may be unable to enforce any arbitration decision effectively. Although we attempt to agree upon governing law and venue provisions in our contracts with Native American tribal customers, these provisions vary widely and may not be enforceable.

Certain of our agreements with Native American tribes are subject to review by regulatory authorities. For example, our development agreements may be subject to review by the NIGC, and any such review could require substantial modifications to our agreements or result in the determination that we have a proprietary interest in a Native American tribe’s gaming activity, which could materially and adversely affect the terms on which we conduct our business. The NIGC may also reinterpret applicable laws and regulations, which could affect our agreements with Native American tribes. We could also be affected by alternative interpretations of the Johnson Act as the Native American tribes, who are the customers for our Class II games, could be subject to significant fines and penalties if it is ultimately determined they are offering an illegal game, and an adverse regulatory or judicial determination regarding the legal status of our products could have material adverse consequences for our results of operations.

Government enforcement, regulatory action, judicial decisions and proposed legislative action have in the past, and will likely continue to affect our business and prospects in Native American tribal lands. The legal and regulatory uncertainties surrounding our Native American tribal agreements could result in a significant and immediate material adverse effect on our results of operations. Additionally, such uncertainties could increase our cost of doing business and could take management’s attention away from operations. Regulatory action against our customers or equipment in these or other markets could result in machine seizures and significant revenue disruptions, among other adverse consequences. Moreover, Native American tribal policies and procedures, as well as tribal selection of gaming vendors, are subject to the political and governance environment within each Native American tribe. Changes in tribal leadership or tribal political pressure can affect our business relationships within Native American markets.

We may not realize satisfactory returns on money lent to new and existing customers to develop or expand gaming facilities or to acquire gaming routes.

We enter into agreements to provide financing for construction, expansion, or remodeling of gaming facilities, primarily in the state of Oklahoma, and also have agreements in other jurisdictions where we provide loans and advances to route operators to acquire location contracts and fund working capital. Under these agreements, we secure long-term contracts for game placements under either a revenue share or daily fee basis in exchange for the loans and advances. We may not, however, realize the anticipated benefits of any of these strategic relationships or financings as our success in these ventures is dependent upon the timely completion of the gaming facility, the placement of our electronic gaming machines, and a favorable regulatory environment.

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

We rely on information technology and other systems and any failures in our systems could disrupt our business and adversely impact our results.

We rely on information technology systems that are important to the operation of our business, some of which are managed by third parties. These systems are used to process, transmit and store electronic information, to manage and support our business operations and to maintain internal controls over our financial reporting. We could encounter difficulties in developing new systems, maintaining and upgrading current systems and preventing security breaches. Among other things, our systems are susceptible to outages due to fire, floods, power loss, break‑ins, cyber‑attacks, network penetration, denial of service attacks and similar events. While we have and will continue to implement network security measures and data protection safeguards, our servers and other computer systems are vulnerable to viruses, malicious software, hacking, break‑ins or theft, data privacy or security breaches, third‑party security breaches, employee error or malfeasance and similar events. Failures in our systems or services or unauthorized access to or tampering with our systems and databases could have a material adverse effect on our business, reputation and results of operations. Any failures in our computer systems or telecommunications services could affect our ability to operate our linked games or otherwise conduct business.

Portions of our information technology infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource‑intensive. Such disruptions could materially and adversely impact our ability to deliver products to customers and interrupt other processes. If our information systems do not allow us to transmit accurate information, even for a short period of time, to key decision makers, the ability to manage our business could be disrupted and our results of operations could be materially and adversely affected. Failure to properly or adequately address these issues could impact our ability to perform necessary business operations, which could materially and adversely affect our reputation, competitive position and results of operations.

Slow growth in the development of new gaming jurisdictions or the number of new casinos, declines in the rate of replacement of existing electronic gaming machines and ownership changes and consolidation in the casino industry could limit or reduce our future prospects.

Demand for our new participation electronic gaming machine placements and game sales is partially driven by the development of new gaming jurisdictions, the addition of new casinos or expansion of existing casinos within existing gaming jurisdictions and the replacement of existing electronic gaming machines. The establishment or expansion of gaming in any jurisdiction typically requires a public referendum or other legislative action. As a result, gaming continues to be the subject of public debate, and there are numerous active organizations that oppose gaming. There can be no assurances that new gaming jurisdictions will be established in the future or that existing jurisdictions will expand gaming, and, thus, our growth strategy could be negatively impacted.

To the extent new gaming jurisdictions are established or expanded, we cannot guarantee we will be successful penetrating such new jurisdictions or expanding our business in line with the growth of existing jurisdictions. As we enter into new markets, we may encounter legal and regulatory challenges that are difficult or impossible to foresee and which could result in an unforeseen adverse impact on planned revenues or costs associated with the new market opportunity. If we are unable to effectively develop and operate within these new markets, then our business, operating results and financial condition would be impaired. Furthermore, as we attempt to generate new streams of revenue by placing our participation electronic gaming machines with new customers we may have difficulty implementing an effective placement strategy for jurisdictional specific games. Our failure to successfully implement an effective placement strategy could cause our future operating results to vary materially from what management has forecasted.

In addition, the construction of new casinos or expansion of existing casinos fluctuates with demand, general economic conditions and the availability of financing. The rate of gaming growth in North America has decelerated and machine replacements are at historically low levels. Slow growth in the establishment of new gaming jurisdictions or delays in the opening of new or expanded casinos and continued declines in, or low levels of demand for, electronic gaming machine replacements could reduce the demand for our products and our future profits. Our business could be negatively affected if one or more of our customers is sold to or merges with another entity that utilizes more of the products and services of one of our competitors or that reduces spending on our products or causes downward pricing pressures. Such consolidations could lead to order cancellations, a slowing in the rate of electronic gaming machine replacements, or require our current customers to switch to our competitors’ products, any of which could negatively impact our results of operations.

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

The intellectual property rights of others may prevent us from developing new products and services, entering new markets or may expose us to liability or costly litigation and litigation regarding our intellectual property could have a material adverse effect on the results of our business or intellectual property.

Our success depends in part on our ability to continually adapt our products to incorporate new technologies and to expand into markets that may be created by new technologies. If technologies are protected by the intellectual property rights of others, including our competitors, we may be prevented from introducing products based on these technologies or expanding into markets created by these technologies. If the intellectual property rights of others prevent us from taking advantage of innovative technologies, our prospects and results of operations may be adversely affected.

There can be no assurance that our business activities, games, products, services and systems will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us. In addition to infringement claims, third parties may allege claims of invalidity or unenforceability against us or against our licensees or manufacturers in connection with their use of our technology. A successful challenge to, or invalidation of, one of our intellectual property interests, a successful claim of infringement by a third party against us, our products or services, or one of our licensees in connection with the use of our technologies, or an unsuccessful claim of infringement made by us against a third party or its products or services could adversely affect our business or cause us financial harm. Any such claim and any resulting litigation, should it occur, could:

•	be expensive and time consuming to defend or require us to pay significant amounts in damages;

•	invalidate our proprietary rights;

•	cause us to cease making, licensing or using products or services that incorporate the challenged intellectual property;

•	require us to redesign, reengineer or rebrand our products or services or limit our ability to bring new products and services to the market in the future;

•	require us to enter into costly or burdensome royalty, licensing or settlement agreements in order to obtain the right to use a product, process or component

•	impact the commercial viability of the products and services that are the subject of the claim during the pendency of such claim; or

•	require us by way of injunction to remove products or services on lease or stop selling or leasing new products or services.

A significant portion of our success depends on the protection of our intellectual property. In the future we may make claims of infringement, invalidity or enforceability against third parties. This enforcement could:

•	cause us to incur greater costs and expenses in the protection of our intellectual property;

•	potentially negatively impact our intellectual property rights;

•	cause one or more of our patents, trademarks, copyrights or other intellectual property interests to be ruled or rendered unenforceable or invalid; or

•	divert management’s attention and our resources.

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

Our business is dependent on the security and integrity of the systems and products we offer.

We believe that our success depends, in part, on providing secure products, services and systems to our customers. Attempts to penetrate security measures may come from various combinations of customers, retailers, vendors, employees and others. Our ability to prevent anomalies and monitor and ensure the quality and integrity of our products and services is periodically reviewed and enhanced. Similarly, we regularly assess the adequacy of our security systems to protect against any material loss to any of our customers and the integrity of our products and services to players. Expanded utilization of the internet and other interactive technologies may result in increased security risks for us and our customers. There can be no assurance that our business will not be affected by a security breach or lapse, which could have a material adverse impact on our results of operations.

Our success depends on our ability to avoid, detect, replicate and correct software and hardware anomalies and fraudulent manipulation of our electronic gaming machines. We incorporate security features into the design of our electronic gaming machines and other systems, which are designed to prevent us, our customers and players from being defrauded. We also monitor our software and hardware to avoid, detect and correct any technical errors. However, there can be no guarantee that our security features or technical efforts will continue to be effective in the future. If our security systems fail to prevent fraud or if we experience any significant technical difficulties, our operating results could be adversely affected. Additionally, if third parties breach our security systems and defraud players, or if our hardware or software experiences any technical anomalies, our customers and the public may lose confidence in our electronic gaming machines and operations, or we could become subject to legal claims by our customers or to investigation by gaming authorities.

Our electronic gaming machines have experienced anomalies and fraudulent manipulation in the past. Games and electronic gaming machines may be replaced by casinos and other electronic gaming machine operators if they do not perform according to expectations or they may be shut down by regulators. The occurrence of anomalies in, or fraudulent manipulation of, our electronic gaming machines or our other gaming products and services (including our interactive products and services), may give rise to claims from players and claims for lost revenue and profits and related litigation by our customers and may subject us to investigation or other action by regulatory authorities, including suspension or revocation of our licenses or other disciplinary action. Additionally, in the event of the occurrence of any such issues with our products and services, substantial engineering and marketing resources may be diverted from other projects to correct these issues, which may delay other projects and the achievement of our strategic objectives.

Although our network is private, it is susceptible to outages due to fire, floods, power loss, break-ins, cyberattacks and similar events. We have back-up capabilities for our services in the event of any such occurrence. Despite our implementation of network security measures, our servers are vulnerable to computer viruses and break-ins. Similar disruptions from unauthorized tampering with our computer systems in any such event could have a material adverse effect on our business, operating results and financial condition.

The results of our operations could be affected by natural events in the locations in which we or our customers, suppliers or regulators operate.

We may be impacted by severe weather and other geological events, including hurricanes, earthquakes, floods or tsunamis that could disrupt our operations or the operations of our customers, suppliers, data service providers and regulators. Natural disasters or other disruptions at any of our facilities or our suppliers’ facilities may impair or delay delivery of our products and services. Additionally, disruptions experienced by our regulators due to natural disasters or otherwise could delay our introduction of new products or entry into new jurisdictions where regulatory approval is necessary. Adverse weather conditions, particularly flooding, tornadoes, heavy snowfall and other extreme weather conditions often deter our customer’s players from traveling, or make it difficult for them to frequent the sites where our games are installed. If any of those sites experienced prolonged adverse weather conditions, or if the sites in Oklahoma, where a significant number of our games are installed, simultaneously experienced adverse weather conditions, our results of operations and financial condition would be materially and adversely affected. While we insure against certain business interruption risks, we cannot provide any assurance that such insurance will compensate us for any losses incurred as a result of natural or other disasters. Any serious disruption to our operations, or those of our customers, our suppliers or our regulators, could have a material adverse effect on the results of our operations.

We are dependent on our suppliers and contract manufacturers and any failure of these parties to meet our performance and quality standards or requirements could cause us to incur additional costs or lose customers.

The manufacturing, assembling and designing of our electronic gaming machines depends upon a continuous supply of raw materials and components, such as source cabinets, which we currently source primarily from a limited number of suppliers. Our operating results could be adversely affected by an interruption or cessation in the supply of these items or a serious quality assurance lapse, including as a result of the insolvency of any of our key suppliers. We may be unable to find adequate replacements for our suppliers within a reasonable time frame, on favorable commercial terms or at all. Further, manufacturing costs may unexpectedly increase and we may not be able to successfully recover any or all of such cost increases.

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

In addition, our ability to expand successfully in foreign jurisdictions involves other risks, including difficulties in integrating foreign operations, risks associated with entering jurisdictions in which we may have little experience and the day‑to‑day management of a growing and increasingly geographically diverse company. Our investment in foreign jurisdictions often entails partnering or other business relationships with locally based entities, which can involve additional risks arising from our lack of sole decision‑making authority, our reliance on a partner’s financial condition, inconsistency between our business interests or goals and those of our partners and disputes between us and our partners.

Foreign currency exchange rate fluctuations and other risks.

For the twelve months ended December 31, 2016, we derived approximately 14% of our revenue from customers outside of the United States. Our consolidated financial results are affected by foreign currency exchange rate fluctuations.

Foreign currency exchange rate exposures arise from current transactions and anticipated transactions denominated in currencies other than U.S. dollars and from the translation of foreign currency denominated balance sheet accounts into U.S. dollar‑denominated balance sheet accounts. We are exposed to currency exchange rate fluctuations because portions of our revenue and expenses are denominated in currencies other than the U.S. dollar, particularly the Mexican Peso. If a foreign currency is devalued in a jurisdiction in which we are paid in such currency, we may require our customers to pay higher amounts for our products, which they may be unable or unwilling to pay.

Our business is subject to quarterly fluctuation.

Historically, our operating results have been highest during the first and second quarters and lowest in our third and fourth quarters, primarily due to the seasonality of player demand. Our quarterly operating results may vary based on the timing of the opening of new gaming jurisdictions, the opening or closing of casinos, the expansion or contraction of existing casinos, approval or denial of our products and corporate licenses under gaming regulations, the introduction of new products, the seasonality of customer capital budgets, the mix of domestic versus international sales and the mix of lease and royalty revenue versus sales and service revenue. As a result, our operating results could be volatile, particularly on a quarterly basis.

In light of the foregoing, results for any quarter are not necessarily indicative of the results that may be achieved in another quarter or for the full fiscal year. There can be no assurance that the seasonal trends and other factors that have impacted our historical results will repeat in future periods as we cannot influence or forecast many of these factors.

We could face risks associated with, or arising out of, environmental, health and safety laws and regulations.

We are subject to various U.S. federal, state and local laws and regulations that (i) regulate certain activities and operations that may have environmental or health and safety effects, such as the use of regulated materials in the manufacture of our products by third parties or our disposal of materials, substances or wastes, (ii) impose liability for costs of cleaning up, and damages to natural resources from, past spills, waste disposals on and off-site, or other releases of hazardous materials or regulated substances, and (iii) regulate workplace safety. Compliance with these laws and regulations could increase our and our third-party manufacturers’ costs and impact the availability of components required to manufacture our products. Violation of these laws may subject us to significant fines, penalties or disposal costs, which could negatively impact our results of operations. We could be responsible for the investigation and remediation of environmental conditions at currently or formerly operated or leased sites, as well as for associated liabilities, including liabilities for natural resource damages, third party property damage or personal injury resulting from lawsuits that could be brought by the government or private litigants, relating to our operations, the operations of facilities or the land on which our facilities are located. We may be subject to these liabilities regardless of whether we lease or own the facility, and regardless of whether such environmental conditions were created by us or by a prior owner or tenant, or by a third party or a neighboring facility whose operations may have affected such facility or land. That is because liability for contamination under certain environmental laws can be imposed on current or past owners or operators of a site without regard to fault. We cannot assure you that environmental conditions relating to our prior, existing or future sites or those of predecessor companies whose liabilities we may have assumed or acquired will not have a material adverse effect on our business.

If our products contain defects, we may be liable for product defects or other claims, our reputation could be harmed and our results of operations adversely affected.

Our products could be defective, fail to perform as designed or otherwise cause harm to our customers, their equipment or their products. If any of our products are defective, we may be required to recall the products and/or repair or replace them, which could result in substantial expenses and affect our profitability. Any problem with the performance of our products, such as a false jackpot or other prize, could harm our reputation, which could result in a loss of sales to customers and/or potential customers and in turn termination of leases, cancellation of orders, product returns and diversion of our resources. In addition, the occurrence of errors in, or fraudulent manipulation of, our products or software may give rise to claims by our customers or by our customers’ players, including claims by our customers for lost revenues and related litigation that could result in significant liability. Any claims brought against us by customers may result in diversion of management’s time and attention, expenditure of large amounts of cash on legal fees and payment of damages, lower demand for our products or services, or injury to our reputation. Our insurance may not sufficiently cover a judgment against us or a settlement payment and is subject to customary deductibles, limits and exclusions. In addition, a judgment against us or a settlement could make it difficult for us to obtain insurance in the coverage amounts necessary to adequately insure our businesses, or at all, and could materially increase our insurance premiums and deductibles in the future. In addition, software bugs or malfunctions, errors in distribution or installation of our software, failure of our products to perform as approved by the appropriate regulatory bodies or other errors or malfunctions, may subject us to investigation or other action by gaming regulatory authorities, including fines. Any of these occurrences could also result in the loss of or delay in market acceptance of our products and loss of revenue.

Our revenues are vulnerable to the impact of changes to the Class II regulatory scheme.

Our Native American tribal customers that operate Class II games under the IGRA are subject to regulation by the National Indian Gaming Commission (NIGC). The NIGC has conducted and is expected to again conduct consultations with industry participants regarding Native American gaming activities, including the clarification of regulations regarding Class II electronic gaming machines. It is possible that any such changes in regulations, when finally enacted, could cause us to modify our Class II games to comply with the new regulations, which may result in our products becoming less competitive. Any required conversion of games pursuant to changing regulatory schemes could cause a disruption to our business. In addition, we could lose market share to competitors who offer games that do not appear to comply with published regulatory restrictions on Class II games and therefore offer features not available in our products.

State compacts with our existing Native American tribal customers to allow Class III gaming could reduce demand for our Class II games and our entry into the Class III market may be difficult as we compete against larger companies in the tribal Class III market.

Most of our Class II Native American tribal customers have entered into compacts with the states in which they operate to permit the operation of Class III games. While we seek to also provide Class III alternatives in these markets, we believe the number of our Class II game machine placements in those customers’ facilities could decline, and our operating results could be materially and adversely affected. As our Native American tribal customers continue to transition to gaming under compacts with the state, we continue to face significant uncertainty in the market that makes our business in these states difficult to manage and predict and we may be forced to compete with larger companies that specialize in Class III gaming. We believe the establishment of state compacts depends on a number of political, social, and economic factors that are inherently difficult to ascertain. Accordingly, although we attempt to closely monitor state legislative developments that could affect our business, we may not be able to timely predict if or when a compact could be entered into by one or more of our Native American tribal customers. For example, in Oklahoma, the continued introduction of Class III games since the passage of the tribal gaming compact in 2004 may put pressure on our revenue and unit market share and our revenue share percentages and may result in a shift in the market from revenue share arrangements to a “for sale” model.

The participation share rates for gaming revenue we receive pursuant to our participation agreements with our Native American tribal customers has, on average, decreased in recent years and may continue to decrease in the future.

The percentage of gaming revenue we receive pursuant to our participation agreements, or our participation share rates, with our Native American tribal customers has, on average, decreased in recent years, negatively affecting our profit margins. There can be no assurance that participation rates will not decrease further in the future. In addition, our Native American tribal customers may adopt policies or insist upon additional business terms during the renewal of our existing participation agreements that negatively affect the profitability of those relationships. In addition, any participation agreements we may enter into in the future with new customers or in new jurisdictions may not have terms as favorable as our existing participation agreements.

For the year ended December 31, 2016, approximately 15% of our gaming revenue was derived from one customer and approximately 30% of our revenue was generated from gaming operations in the state of Oklahoma.

For the year ended December 31, 2016, approximately 30% of our total revenue was derived from gaming operations in Oklahoma, and approximately 15% of our total gaming revenue was from one Native American gaming tribe in that state. The significant concentration of our revenue in Oklahoma means that local economic, regulatory and licensing changes in Oklahoma may adversely affect our business disproportionately to changes in national economic conditions, including adverse economic declines or slower economic recovery from prior declines. While we continue to seek to diversify the markets in which we operate, changes to our business, operations, game performance and customer relationships in Oklahoma, due to changing gaming regulations or licensing requirements, higher taxes, increased competition, declines in market revenue share percentages or otherwise, could have a material and adverse effect on or financial condition and results of operations. In addition, changes in our relationship with our largest customer, including a decrease in revenue share, removal of electronic gaming machines or non-renewal of contracts, could have a material and adverse effect on our financial condition and results of operations.

Moreover, neighboring states such as Kansas, Texas and Arkansas have passed or could pass gaming legislation, which could take market share from Oklahoma gaming facilities or otherwise negatively impact the Oklahoma gaming market and, as a result, negatively impact our business.

Our business depends on the protection of our intellectual property and proprietary information and on our ability to license intellectual property from third parties.

We believe that our success depends, in part, on protecting our intellectual property in the U.S. and in foreign countries and our ability to license intellectual property from third parties on commercially reasonable terms. The patent, trademark and trade secret laws of some countries may not protect our intellectual property rights to the same extent as the laws of the United States. Our intellectual property includes certain patents, trademarks and copyrights relating to our products and services (including electronic gaming machines, interactive gaming products, table games, card shufflers and accessories), as well as proprietary or confidential information that is not subject to patent or similar protection. Our success may depend, in part, on our ability to obtain protection for the trademarks, names, logos or symbols under which we market our products and to obtain copyright and patent protection for our proprietary technologies, intellectual property and innovations. There can be no assurance that we will be able to build and maintain consumer value in our trademarks, obtain patent, trademark or copyright protection or that any trademark, copyright or patent will provide us with competitive advantages.  In particular, a recent U.S. Supreme Court decision tightened the standard for patent eligibility of software patents and other court decisions in recent years have trended towards a narrowing of patentable subject matter. A change in view at the United States Patent and Trademark Office (the “USPTO”) has resulted in Patents for tables games having been put into serious doubt by the USPTO. Thus, our ability to protect table games with patents can impact our ability to sustain a competitive advantage.  Furthermore, at least one federal court has held that United States patent, trademark and trade secret laws of general application are not binding on Native American tribes absent a binding waiver of sovereign immunity.  These and similar decisions in the future may negatively impact the validity or enforceability of certain of our patents, our ability to protect our inventions, innovations and new technology and the value of our substantial patent portfolio.

Our intellectual property protects the integrity of our games and services. Competitors may independently develop similar or superior products or software, which could negatively impact the results of our operations. We have a limited ability to prevent others from creating materially similar products. Despite our efforts to protect these proprietary rights, unauthorized parties may try to copy our gaming products, business models or systems, use certain of our confidential information to develop competing products, or develop independently or otherwise obtain and use our gaming products or technology. In cases where our technology or product is not protected by enforceable intellectual property rights, such independent development may result in a significant diminution in the value of such technology or product.

We rely on products, technologies and intellectual property that we license from third parties for our businesses. The future success of our business may depend, in part, on our ability to obtain, retain and/or expand licenses for popular technologies and games in a competitive market. There can be no assurance that these third‑party licenses, or support for such licensed products and technologies, will continue to be available to us on commercially reasonable terms, if at all. In the event that we cannot renew and/or expand existing licenses, we may be required to discontinue or limit our use of the products that include or incorporate the licensed intellectual property. Certain of our license agreements grant the licensor rights to audit our use of their intellectual property. Disputes with licensors over uses or terms could result in the payment of additional royalties or penalties by us, cancellation or non‑renewal of the underlying license or litigation.

We also rely on trade secrets and proprietary know‑how. We enter into confidentiality agreements with our employees and independent contractors regarding our trade secrets and proprietary information, but we cannot assure you that the obligation to maintain the confidentiality of our trade secrets and proprietary information will be honored. If these agreements are breached, it is unlikely that the remedies available to us will be sufficient to compensate us for the damages suffered. Additionally, despite various confidentiality agreements and other trade secret protections, our trade secrets and proprietary know-how could become known to, or independently developed by, competitors. Moreover, if our competitors independently develop equivalent knowledge, methods or know-how, it will be more difficult for us to enforce our rights and our business could be harmed.

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

We rely on hardware, software and games licensed from third parties, and on technology provided by third-party vendors, the loss of which could materially and adversely affect our business, increase our costs and delay deployment or suspend development of our electronic gaming machines, games and systems.

We have entered into license agreements with third parties for the exclusive use of their technology and intellectual property rights in the gaming industry and we also rely on third-party manufacturers to manufacture certain gaming equipment. We rely on these other parties to maintain and protect this technology and the related intellectual property rights. If our licensors fail to protect their intellectual property rights in material that we license and we are unable to protect such intellectual property rights, the value of our licenses may diminish significantly and our business could be significantly harmed.

In addition, if these agreements expire and we are unable to renew them, or if the manufacturers of this software or hardware, or functional equivalents of this software or hardware, were either no longer available to us or no longer offered to us on commercially reasonable terms, we may lose a valuable competitive advantage and our business could be harmed.

Acts of God, adverse weather and shipping difficulties, particularly with respect to international third-party suppliers of our components, could cause significant production delays. If we are unable to obtain these components from our established third-party vendors, we could be required to either redesign our product to function with alternate third-party products or to develop or manufacture these components ourselves, which would result in increased costs and could result in delays in the deployment of our electronic gaming machines, games and systems. Furthermore, we might be forced to limit the features available in our current or future offerings.

We rely on intellectual property licenses from one or more third-party competitors, the loss of which could materially and adversely affect our business and the sale or placement of our products. Various third-party gaming manufacturers with which we compete are much larger than us and have substantially larger intellectual property assets. The gaming manufacturer industry is very competitive and litigious, and a lawsuit brought by one of our larger competitors, whether or not well-founded, may have a material adverse effect on our business, financial condition, operations or cash flows and our ability to sell or place our products.

Continued operation and our ability to service several of our installed electronic gaming machines depends upon our relationships with service providers, and changes in those relationships could negatively impact our business.

We operate many electronic gaming machines that utilize third party software for which we do not own or control the underlying software code.  Further, we enter into arrangements with third party vendors, from time to time, for the provision of services related to development and operation of our products. Consequently, our operations, growth prospects and future revenues could be dependent on our continued relationships with third party vendors. While we have historically maintained good relationships with third party vendors, our business would suffer if we are unable to continue these relationships in the future.  Our third party vendors may have economic or business interests or goals that are inconsistent with our interests and goals, take actions contrary to our objectives or policies, undergo a change of control, experience financial and other difficulties or be unable or unwilling to fulfill their obligations under our arrangements.  The failure to avoid or mitigate the risks described above or other risks associated with such arrangements could have a material adverse effect on our results of operations.

We are continuing to improve our internal controls over financial reporting.

Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). At such time, our internal controls over financial reporting may be insufficiently documented, designed or operating, which may cause our independent registered public accounting firm to issue a report that is adverse.

Certain contracts with our customers are on a month-to-month basis, and if we are unable to maintain our current customers on terms that are favorable to us, our business, financial condition, or results of operations may suffer a detrimental effect.

Certain contracts with our customers are generally on a month-to-month basis, except for customers with whom we have entered into development and placement fee agreements. We do not rely upon the stated term of our gaming device contracts to retain the business of our customers. We rely instead upon providing competitive electronic gaming machines, games and systems to give our customers the incentive to continue doing business with us. At any point in time, a significant portion of our gaming device business is subject to nonrenewal, which may have a detrimental effect on our earnings, financial condition and cash flows. To renew or extend any of our customer contracts generally, we may be required to accept financial and other terms that are less favorable to us than the terms of the expired contracts. In addition, we may not succeed in renewing customer contracts when they expire. If we are required to agree to other less favorable terms to retain our customers or we are not able to renew our relationships with our customers upon the expiration of our contracts, our business, financial condition or results of operations may suffer a detrimental effect.

We may not successfully enter new markets and potential new markets may not develop quickly or at all.

If and as new and developing domestic markets develop, competition among providers of gaming-related products and services will intensify. We will face a number of hurdles in our attempts to enter these markets, including the need to expand our sales and marketing presence, compete against pre-existing relationships that our target customers may have with our competitors, the uncertainty of compliance with new or developing regulatory regimes (including regulatory regimes relating to internet gaming) with which we are not currently familiar, and oversight by regulators that are not familiar with us or our businesses. Each of these risks could materially impair our ability to successfully expand our operations into these new and developing domestic markets.

In addition, as we attempt to sell our gaming-related products and services into international markets in which we have not previously operated, we may become exposed to political, economic, tax, legal and regulatory risks not faced by businesses that operate only in the United States. The legal and regulatory regimes of foreign markets and their ramifications on our business are less certain. Our international operations are subject to a variety of risks, including different regulatory requirements and interpretations, trade barriers, difficulties in staffing and managing foreign operations, higher rates of fraud, compliance with anti-corruption and export control laws, fluctuations in currency exchange rates, difficulty in enforcing or interpreting contracts or legislation, political and economic instability and potentially adverse tax consequences. Difficulties in obtaining approvals, licenses or waivers from the gaming authorities of other jurisdictions, in addition to other potential regulatory and quasi-regulatory issues that we have not yet ascertained, may arise in international jurisdictions into which we attempt to enter. In these new markets, our operations will rely on an infrastructure of, among other things, financial services and telecommunications facilities that may not be sufficient to support our business needs. In these new markets, we may additionally provide services based upon interpretations of applicable law, which interpretation may be subject to regulatory or judicial review. These risks, among others, could materially and adversely affect our business, financial condition and operations. In connection with our expansion into new international markets, we may forge strategic relationships with business partners to assist us. The success of our expansion into these markets therefore may depend in part upon the success of the business partners with whom we forge these strategic relationships. If we do not successfully form strategic relationships with the right business partners or if we are not able to overcome cultural or business practice differences, our ability to penetrate these new international markets could suffer.

We may not be able to capitalize on the expansion of internet or other forms of interactive gaming or other trends and changes in the gaming industries, including due to laws and regulations governing these industries.

We participate in the new and evolving interactive gaming industry through our social and interactive gaming products. Part of our strategy is to take advantage of the liberalization of interactive gaming, both within the U.S. and internationally. These industries involve significant risks and uncertainties, including legal, business and financial risks. The success of these industries and of our interactive gaming products and services may be affected by future developments in social networks, including Apple, Google or Facebook developments, mobile platforms, regulatory developments, data privacy laws and other factors that we are unable to predict and are beyond our control. This fast‑changing environment can make it difficult to plan strategically and can provide opportunities for competitors to grow their businesses at our expense. Consequently, the future results of our operations relating to our interactive gaming products and services are difficult to predict and may not grow at the rates we expect, and we cannot provide assurance that these products and services will be successful in the long term.

In general, our ability to successfully pursue our interactive gaming strategy depends on the laws and regulations relating to our gaming activities through interactive channels.

With respect to our interactive gaming business, although largely unregulated at this time, there are movements in some jurisdictions to review social gaming and possibly implement social gaming regulations. We cannot predict the likelihood, timing, scope or terms of any such regulation or the extent to which they may affect our social gaming business. The social business is subject to evolving regulations and the status of any particular jurisdiction may change at any time. The regulatory structure surrounding certain aspects of these businesses is currently in flux in certain jurisdictions.

In jurisdictions that authorize internet gaming, there can be no assurance that we will be successful in offering our technology, content and services to internet gaming operators as we expect to face intense competition from our traditional competitors in the gaming industry as well as a number of other domestic and foreign providers (or, in some cases, the operators themselves), some of which have substantially greater financial resources and/or experience in this area than we do. In addition, there is a risk that the authorization of the sale of gaming offerings via interactive channels in a particular jurisdiction could, under certain circumstances, adversely impact our gaming offerings through traditional channels in such jurisdiction. Any such adverse impact would be magnified to the extent we are not involved in, and generating revenue from, the provision of interactive gaming products or services in such jurisdiction. Know-your-customer and geo-location programs and technologies supplied by third parties are an important aspect of certain internet and mobile gaming products and services because they confirm certain information with respect to players and prospective players, such as age, identity and location. Payment processing programs and technologies, typically provided by third parties, are also a necessary feature of interactive wagering products and services. These programs and technologies are costly and may have an adverse impact on the results of our operations. Additionally, there can be no assurance that products containing these programs and technologies will be available to us on commercially reasonable terms, if at all, or that they will perform accurately or otherwise in accordance with our required specifications.

Our social gaming business is largely dependent upon our relationships with key channels and changes in those relationships could negatively impact our social gaming business.

In our social gaming business, our services operate largely through Facebook, Google Play for Android devices and Apple’s iOS platforms. Consequently, our expansion and prospects of our social gaming offerings are dependent on our continued relationships with these channels (and any emerging app store channels). Our relationships with Facebook, Google and Apple are not governed by contracts but rather by the channel’s standard terms and conditions for application developers. Our social gaming business will be adversely impacted if we are unable to continue these relationships in the future or if the terms and conditions offered by these channels are altered to our disadvantage. For instance, if any of these channels were to increase their fees, the results of our operations would suffer. Likewise, if Facebook, Google or Apple were to alter their operating platforms, we could be adversely impacted as our offerings may not be compatible with the altered platforms or may require significant and costly modifications in order to become compatible. If Facebook, Google or Apple were to develop competitive offerings, either on their own or in cooperation with one or more competitors, our growth prospects would be negatively impacted.

Changes in tax regulation and results of tax audits could affect results of operations of our business.

We are subject to taxation in the United States, Mexico and Israel. Significant judgment is required to determine and estimate tax liabilities and there are many transactions and calculations where the ultimate tax determination is uncertain. Our future annual and quarterly effective tax rates could be affected by numerous factors, including changes in the applicable tax laws; the composition of pre-tax income in jurisdictions with differing tax rates; the valuation of or valuation allowances against our deferred tax assets and liabilities and substantive changes to tax rules and the application thereof by United States federal, state, local and foreign governments, all of which could result in materially higher corporate taxes than would be incurred under existing tax law or interpretation and could adversely affect our profitability. It is possible that future tax audits or changes in tax regulation may require us to change our prior period tax returns and also to incur additional costs. This may negatively affect future period results.

Further, our determination of our tax liability is always subject to audit and review by applicable domestic and foreign tax authorities. Any adverse outcome of any such audit or review could have an adverse effect on our business and reduce our profits to the extent potential tax liabilities exceed our reserves, and the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made, as well as future periods. We assess the likelihood of favorable or unfavorable outcomes resulting from examinations by the Internal Revenue Service and state, local and foreign tax authorities to determine the adequacy of our provision for income taxes. Although we believe our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different from the treatment reflected in our historical income tax provisions and accruals, which could materially and adversely affect our financial condition and results of operations.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We currently lease the following properties:

Location	Purpose	Square footage
2450 Satellite Boulevard, Duluth, GA.	Administrative offices, research and development manufacturing and warehousing	102,862
308 Anthony Ave., Oklahoma City, OK.	Administrative offices, manufacturing and warehousing	66,661
5475 S. Decatur Blvd. #100, Las Vegas, NV.	Corporate headquarters, manufacturing and warehousing	42,964
Lago Tana No. 43, Warehouse 8 and 10, Colonia Huichapan, Mexico City, MEX	Warehousing	21,528
Jaime Balmes No. 8, office no. 204, Colonia Los Morales Polanco, Mexico City, MEX	Administrative offices	8,154
11401 Century Oaks Terrace, Austin, TX.	Administrative offices	2,951
1531 Imhoff Drive, Lake in the Hills, IL.	Administrative offices and warehousing	2,400
433 Airport Blvd. #323, Burlingame, CA.	Administrative offices	1,960
Kiryat Atidim Building 7 Tel Aviv, ISR	Administrative offices	1,884

In addition to those listed above, we lease a number of additional properties in the United States and internationally that support our operations.

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

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data set forth below is qualified in its entirety by, and should be read in conjunction with, “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements, the notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K. The selected financial data presented below has been derived from the audited financial statements for the years ended December 31, 2016, 2015 and 2014. The historical results set forth below do not indicate results expected for any future periods. Our future results of operations will be subject to significant business, economic, regulatory and competitive uncertainties and contingencies, some of which are beyond our control (amounts in thousands, except per share data):

	As of December 31,
	2016	2015	2014
Consolidated Statement of Operations Data:
Revenues	$166,806	$123,292	$72,140
Loss from operations	(17,064)	(29,439)	(8,421)
Net loss	(81,374)	(38,545)	(28,376)
Total comprehensive loss	(84,109)	(40,644)	(28,087)
Basic and diluted loss per common share:
Basic	$(5.45)	$(2.98)	$(2.84)
Diluted	$(5.45)	$(2.98)	$(2.84)

	As of December 31,
	2016	2015	2014
Consolidated Balance Sheet Data:
Total assets	$634,092	$711,147	$256,152
Total liabilities	617,664	610,610	192,396
Total long-term obligations (1)	584,635	580,661	166,057
Total stockholders’ equity/member’s deficit	16,428	100,537	63,756
(1) Includes long-term debt, deferred tax liability - noncurrent, and other long-term liabilities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a designer and supplier of diverse products and services for the gaming industry.  Founded in 2005, our roots are in the Class II Native American gaming market, where we are one of the market leaders in electronic gaming machines (“EGMs”), which include slot machines, video bingo machines, and other electronic gaming devices. Our customers predominantly consist of casino operators in Class II and Class III Native American and commercial gaming enterprises.  We generate over 90% of our total revenue from lease agreements whereby we place EGMs, systems, and table game products at a customer’s facility in return for either a share of the revenues that these products generate, or a daily or monthly fee.  Over the past 18 months, we have significantly broadened and diversified our product portfolio through both organic development and strategic acquisitions, and we now offer three distinct categories of products: Electronic Gaming Machines (“EGM”), Table products (“Table Products”), and Interactive Social Casino Games (“Interactive”). Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line.

As of December 31, 2016, we had approximately 20,850 EGM units installed under revenue sharing or fee per day agreements, approximately 10,500 of which are attributable to the inclusion of Cadillac Jack. The majority of our systems are used by Native American gaming operators in both Class II and Class III jurisdictions as well as commercial casinos in Mexico. We currently derive a substantial portion of our gaming revenues from lease agreements whereby we place EGMs and systems at a customer’s facility in return for either a share of the revenues that these machines and systems generate or a daily fee.

The following points should be noted as they relate to each of our segments:

Electronic Gaming Machines

•
Our EGM segment is primarily a lease model, and we expect to continue to realize the majority of our EGM revenues through leases in markets such as the United States, and Mexico, as well as other markets that make strategic sense.

•
We also expect growth in markets such as Latin America and the United States.  In the current year, we have grown our footprint in Latin America and the United States and expect continued growth in these markets.

Table Products

•
The majority of our Table Products segment revenue is derived from royalties and leases primarily in the United States.  We are constantly looking to expand our proprietary table product footprint through the acquisition or development of new games.

•
We also pursue opportunities to place Table Products in new properties and jurisdictions in the United States.  In the past few years, several jurisdictions have either opened new casino properties or approved live table games, and we have seen placements of our table products in those new jurisdictions.

•	We intend to increase our Table Products content through development and acquisition of new proprietary titles. By increasing our footprint with new titles, we hope to increase our market penetration.

Interactive

•	Currently, our interactive social gaming revenue is generated from a high volume of consumers’ purchases of virtual coins which are used to play the games.

•	We expect to begin offering business to business (“B2B”) social casino products available to land-based casino customers.

•	We expect to devote substantial resources to the ongoing maintenance and development of our Interactive gaming segment.
Key Drivers of Our Business
Our revenues are impacted by the following key factors:

•	the amount of money spent by consumers on our domestic revenue share installed base;

•	the amount of the daily fee and selling price of our participation electronic gaming machines;

•	our revenue share percentage with customers;

•	the capital budgets of our customers;

•	the level of replacement of existing electronic gaming machines in existing casinos;

•	expansion of existing casinos;

•	development of new casinos;

•	opening of new gaming jurisdictions both in the United States and internationally;

•	our ability to obtain and maintain gaming licenses in various jurisdictions;

•	the relative competitiveness and popularity of our electronic gaming machines compared to competitive products offered in the same facilities; and

•	general macro-economic factors, including levels of and changes to consumer disposable income and personal consumption spending.
Our expenses are impacted by the following key factors:

•	fluctuations in the cost of labor relating to productivity;

•	overtime and training;

•	fluctuations in the price of components for gaming equipment;

•	fluctuations in energy prices;

•	changes in the cost of obtaining and maintaining gaming licenses; and

•	fluctuations in the level of maintenance expense required on gaming equipment.
Variations in our selling, general and administrative expenses, or SG&A, and research and development, or R&D are primarily due to changes in employment and salaries and related fringe benefits.

Acquisitions and Divestitures

C2 Gaming, LLC

On May 6, 2014, the Company entered into an agreement to purchase 100% of the equity of C2 Gaming, LLC (“C2 Gaming”) for $23.3 million in cash, subject to terms outlined in the Equity Purchase Agreement dated May 6, 2014 (“C2 Acquisition Agreement”). The acquisition was funded by an initial cash payment and an agreement to pay the sellers $9.0 million on the one-year anniversary of the closing of the acquisition, which was paid during the quarter ended June 30, 2015. The acquisition also included an amount of contingent consideration of $3.0 million that was payable upon the satisfaction of certain milestones, including the submission and approval of video slot platforms to various jurisdictions as outlined in the C2 Acquisition Agreement. During the year ended December 31, 2014, the Company paid $0.5 million of the contingent consideration. In May 2015, the C2 Acquisition Agreement was amended to reduce the remaining contingent consideration liability of $2.5 million to $2.1 million and to acknowledge that the milestones of the C2 Acquisition Agreement were satisfied. In July 2015, the Company paid $1.0 million of the contingent consideration, reducing the balance to $1.1 million, which was paid in January 2016. As of December 31, 2016, no balance remained.

Cadillac Jack

On May 29, 2015, the Company acquired 100% of the equity of Amaya Americas Corporation (“Cadillac Jack”), a leading provider of Class II gaming machines for the North American tribal gaming market, with key regions of operation within Alabama, Mexico, and Wisconsin. The acquisition created growth opportunities in Class II and Class III jurisdictions and expanded the Company’s geographic footprint. The combined management teams are complementary and possess years of combined experience that is expected to allow us to effectively grow and improve our business.

The acquisition was funded primarily from cash proceeds of incremental borrowings on our existing term loans, the issuance of senior secured PIK notes, as described in Item 15. “Exhibits and Financial Statement Schedules” Note 6, and the issuance of additional common stock, as described in Item 15. “Exhibits and Financial Statement Schedules” Note 7. The consideration also included a promissory note to the seller, Amaya Inc., for $12.0 million, as described in Item 15. “Exhibits and Financial Statement Schedules” Note 6, as well as a contingent receivable that was recorded at its estimated fair value on the date of the acquisition. The contingent receivable is related to a clause in the stock purchase agreement allowing for a refund of up to $25.0 million if certain deactivated gaming machines in Mexico are not in operation by November 29, 2016. As of December 31, 2016 the estimated fair value of the contingent receivable is recorded in other long-term liabilities and it is expected to be resolved with Amaya, Inc. in Q1 2017 through a partial reduction of the $12.0 million note.  Subsequent to December 31, 2016, the Company reached an agreement in substance with Amaya, Inc. regarding the amount to be received and we expect the agreement to be signed by both parties in March 2017.

Gamingo Limited

On June 15, 2015, the Company purchased 100% of the equity of Gamingo Limited (formerly known as “RocketPlay”, currently known as “AGSi”), a leading gaming company developing social casino titles for mobile devices. With primary offices in San Francisco and Tel Aviv, AGSi’s flagship product, Lucky Play Casino, gives players a casino-quality experience with EGMs, table products, tournaments, and live events. The total consideration of $8.8 million includes an estimated $5.0 million of contingent consideration that is payable based on the operating results of AGSi during a twelve-month measurement period that will end no later than December 2016. The amount of the contingent consideration recorded was estimated at the purchase date and is subject to change based on changes in the estimated operating results of AGSi and has been recorded in other long-term liabilities in the consolidated balance sheet. As of December 31, 2015 the recorded value of the contingent consideration was written off in full (included in write downs and other charges) based on the estimated fair value of AGSi on that date.

Intellectual Property Acquisitions

During the quarter ended September 30, 2015, the Company acquired certain intangible assets related to the purchase of table products and table product related intellectual property. Some of the acquisitions were accounted for as an acquisition of a business and the assets acquired and liabilities assumed were measured based on our preliminary estimates of their fair values at the acquisition dates. The total consideration of $10.0 million includes an estimated $1.5 million of contingent consideration that is payable periodically based on a percentage of product revenue earned on the related table products. The amount of the contingent consideration recorded was estimated at the purchase date and is subject to change based on changes in the estimated product revenue and has been recorded in other long-term liabilities in the consolidated balance sheet.

Results of Operations
Year Ended December 31, 2016 compared to the Year Ended December 31, 2015
The following tables set forth certain selected audited consolidated financial data for the periods indicated (in thousands, except key performance indicators):

	Year ended December 31,		$	%
	2016	2015	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$154,857	$117,013	37,844	32.3%
Equipment sales	11,949	6,279	5,670	90.3%
Total revenues	166,806	123,292	43,514	35.3%
Operating expenses
Cost of gaming operations	26,736	23,291	3,445	14.8%
Cost of equipment sales	6,237	1,548	4,689	302.9%
Selling, general and administrative	46,108	40,088	6,020	15.0%
Research and development	21,346	14,376	6,970	48.5%
Write downs and other charges	3,262	11,766	(8,504)	(72.3)%
Depreciation and amortization	80,181	61,662	18,519	30.0%
Total operating expenses	183,870	152,731	31,139	20.4%
Loss from operations	(17,064)	(29,439)	12,375	42.0%
Other expense (income)
Interest expense	59,963	41,642	18,321	44.0%
Interest income	(57)	(82)	25	30.5%
Other expense (income)	7,404	3,635	3,769	103.7%
Loss before income taxes	(84,374)	(74,634)	(9,740)	(13.1)%
Income tax benefit (expense)	3,000	36,089	(33,089)	(91.7)%
Net loss	$(81,374)	$(38,545)	(42,829)	(111.1)%

Revenues

Gaming Operations. The increase in gaming operations is attributable to the inclusion of Cadillac Jack and AGSi for the year ended December 31, 2016, compared to the prior year period. The inclusion of Cadillac Jack, increased our EGM installed base by approximately 10,500 units. The remaining increase in revenues was driven by improved game performance and an increase in the installed base of our Big Red slot machine, which has historically been our best performing game as well as the addition of new product offerings. EGM revenue per day decreased in total, which is primarily attributable to the inclusion of Cadillac Jack’s Mexico installed base, which generates lower revenues per day than the Company’s historical installed base. Current period results have been negatively impacted by $3.6 million relating to foreign currency fluctuations compared to the prior year period.

Equipment Sales. The increase in equipment sales is due to the sale of 465 units in the year ended December 31, 2016, compared to 203 units in the prior year period. The increase in the number of units sold is primarily attributable to the success of our new ICON cabinet and our growth in the Class III market in which many customers prefer to buy rather than lease EGMs.

Operating Expenses

Cost of gaming operations. The increase is attributable to the inclusion of Cadillac Jack and AGSi for the year ended December 31, 2016, compared to the prior year period. As a percentage of gaming operations revenue, costs of gaming operations was 17.3% for the year ended December 31, 2016 compared to 20.0% for the prior year period due to improved game performance and benefits from cost synergies resulting from integration activities.

Cost of Equipment Sales. The increase in cost of equipment sales is attributable to the increase in EGM units sold. Cost of equipment sales as a percentage of sales increased compared to the prior year period, primarily due to the sale of older generation gaming machines in secondary markets. These gaming machines were previously leased to customers and sold at substantially lower average selling prices.

Selling, general and administrative. The increase in selling, general and administrative costs is primarily due to the inclusion of Cadillac Jack and AGSi for the year ended December 31, 2016, compared to the prior year period, offset by decreased professional fees related to prior year acquisitions. As a percentage of total revenues, selling, general and administrative expense decreased to 27.6% for the year ended December 31, 2016, compared to 32.5% for the prior year period due to benefits from cost synergies resulting from integration activities and increased revenues.

Research and development. The increase in research and development costs is primarily due to the inclusion of Cadillac Jack and AGSi compared to the prior year period. As a percentage of total revenues, research and development expense was 12.8% for year ended December 31, 2016, compared to 11.7% for the prior year period. The increase was due to the Company’s strategy to invest in the research and development of new game titles and EGM cabinets.

Write downs and other charges. During the year ended December 31, 2016, the Company recognized $3.3 million in write-downs and other charges, driven by a $3.3 million impairment of an intangible asset related to a customer contract that the Company expects will provide less benefit than originally estimated from the Cadillac Jack acquisition, write-down of long-lived assets of $2.0 million related to older generation gaming machines, and losses from the disposal of assets of $1.0 million. These charges were offset by a $3.0 million fair value adjustment to a contingent consideration receivable related to the Cadillac Jack acquisition.

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

Depreciation and amortization. The increase in depreciation and amortization is primarily due to the inclusion of assets acquired from Cadillac Jack and AGSi, for the year ended December 31, 2016, compared to the prior year period.

Other Expense (Income), net

Interest expense. The increase is primarily attributed to the increase in the principal amounts outstanding under the senior secured credit facilities and senior secured PIK notes for the the year ended December 31, 2016, compared to the amounts outstanding during the prior year period. The proceeds of the incremental term loans and PIK notes were used primarily to pay the consideration for the Cadillac Jack acquisition.

Other expense. The increase in other income was primarily due to the inclusion of Cadillac Jack and AGSi, for the year ended December 31, 2016, compared to the prior year period. The amount in the current year mainly relates to the change in the balance of the tax indemnification receivable recorded in connection with the acquisition of Cadillac Jack.  To a lesser extent, the balance also includes the effect of foreign currency fluctuation on trade payables and receivables denominated in foreign currencies.

Income Taxes

The Company's effective income tax rate for the year ended December 31, 2016, was a benefit of 3.6%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the year ended December 31, 2016 was primarily due to changes in our valuation allowance on deferred tax assets. The Company's effective income tax rate for the year ended December 31, 2015 was a benefit of 48.4%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the year ended December 31, 2015 was primarily due to the income tax benefit recorded from the reversal of our valuation allowance on deferred tax assets as a result of the net deferred tax liabilities assumed in the Cadillac Jack acquisition.

Year Ended December 31, 2015 compared to the Combined Year Ended December 31, 2014

The following tables set forth certain selected audited consolidated financial data for the periods indicated (in thousands, except key performance indicators):

	Year ended December 31,		$	%
	2015	2014	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$117,013	$68,981	48,032	69.6%
Equipment sales	6,279	3,159	3,120	98.8%
Total revenues	123,292	72,140	51,152	70.9%
Operating expenses
Cost of gaming operations	23,291	14,169	9,122	64.4%
Cost of equipment sales	1,548	1,607	(59)	(3.7)%
Selling, general and administrative	40,088	19,456	20,632	106.0%
Research and development	14,376	4,856	9,520	196.0%
Write downs and other charges	11,766	7,068	4,698	66.5%
Depreciation and amortization	61,662	33,405	28,257	84.6%
Total operating expenses	152,731	80,561	72,170	89.6%
Loss from operations	(29,439)	(8,421)	(21,018)	(249.6)%
Other expense (income)
Interest expense	41,642	17,235	24,407	141.6%
Interest income	(82)	(42)	(40)	(95.2)%
Other expense (income)	3,635	573	3,062	534.4%
Loss before income taxes	(74,634)	(26,187)	(48,447)	(185.0)%
Income tax benefit (expense)	36,089	(2,189)	38,278	1,748.7%
Net loss	$(38,545)	$(28,376)	(10,169)	(35.8)%

Revenues

Gaming Operations. The increase in gaming operations is attributable to the inclusion of Cadillac Jack and AGSi for the year ended December 31, 2015, compared to the prior year period. The inclusion of Cadillac Jack, increased our EGM installed base by approximately 10,500 units. The remaining increase in revenues was driven by improved game performance and a 150% increase in the installed base of our Big Red slot machine, which have historically been our best performing games. EGM revenue per day decreased in total, which is primarily attributable to the inclusion of the Cadillac Jack’s Mexico installed base at lower revenues per day than the Company’s historical installed base has returned.

Equipment Sales. The increase in equipment sales is primarily due to the sale of a nontransferable and nonexclusive licenses of certain licensed game content to a third party in 2015 for $2.2 million that was not present in 2014.

Operating Expenses

Cost of gaming operations. The inclusion of Cadillac Jack and AGSi increased the cost of gaming operations expenses by $8.5 million and $0.6 million, respectively, for the year ended December 31, 2015, compared to the prior year period.

Selling, general and administrative. The inclusion of Cadillac Jack and AGSi increased selling, general and administrative expenses by $9.3 million and $3.1 million, respectively, for the year ended December 31, 2015, compared to the prior year period. The remaining increase is primarily due to increases in professional fees of $3.7 million. The increase is also attributable to payroll and related expenses of $2.2 million driven by increased headcount for corporate operations and our new table products division, trade shows and marketing expenses increased $1.0 million driven by our new table products division and increases in rent expense of $0.6 million related to our new corporate headquarters in Las Vegas, Nevada and our new facility in Oklahoma City, Oklahoma.

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

Other Expense (Income), net

Interest expense. The increase is primarily attributed to the increase in the principal amounts outstanding under the senior secured credit facilities and the issuance of senior secured PIK notes during the year ended December 31, 2015, compared to the prior year period. The proceeds of the incremental term loans and PIK notes were used primarily to pay the consideration for the Cadillac Jack acquisition.

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

Segment Operating Results

In the fourth quarter of fiscal year 2016, the Company revised its business segment disclosures to report results by segment in accordance with the “management approach.” The management approach designates the internal reporting used by our chief operating decision maker, who is our Chief Executive Officer, for making decisions and assessing performance of our reportable segments.

See Item 15. “Exhibits and Financial Statement Schedules” Note 1 for a detailed discussion of our three segments. Each segment’s activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of its product lines. We evaluate the performance of our operating segments based on revenues and segment adjusted EBITDA.

Segment revenues include leasing, licensing or selling of products within each reportable segment. We measure segment performance in terms of revenue, segment-specific adjusted EBITDA and unit placements. We believe that unit placements are an important gauge of segment performance for EGM’s and Table Products because it measures historical market placements of leased and sold units and provides insight into potential markets for next-generation products and service. We do not present a cumulative installed base as previously sold units may no longer be in use by our customers or may have been replaced by other models or products. For our Interactive segment, we view the number of unique players and revenues provided by players on a daily or monthly basis.

The following tables provide reconciliations of segment financial information to our consolidated statement of operations. We have included revenues, operating expenses and other adjustments by segment which we believe are important to understanding the operating results of our segment:

	Year Ended December 31, 2016
	EGM	Table Products	Interactive	Total
Revenues
Gaming operations	$144,510	$2,622	$7,725	$154,857
Equipment sales	11,897	52	—	11,949
Total revenues	156,407	2,674	7,725	166,806
Cost of gaming operations(1)	23,195	1,277	2,264	26,736
Cost of equipment sales(1)	6,237	—	—	6,237
Selling, general and administrative	34,901	2,942	8,265	46,108
Research and development	17,951	1,722	1,673	21,346
Write downs and other charges	3,271	—	(9)	3,262
Depreciation and amortization	77,232	1,657	1,292	80,181
Total operating expenses	162,787	7,598	13,485	183,870

Write downs and other
Loss on disposal of long lived assets	978	—	—
Impairment of long lived assets	5,295	—	—
Fair value adjustments to contingent consideration and other items	(3,000)	—	—
Acquisition costs	(2)	—	(9)
Depreciation and amortization	77,232	1,657	1,292
Accretion of placement fees	4,702	—	—
Acquisitions & integration related costs including restructuring & severance(2)	5,107	554	(250)
Legal & litigation expenses including settlement payments(3)	545	1,020	—
New jurisdictions and regulatory licensing costs(4)	1,285	30	—
Non-cash charge on capitalized installation and delivery(5)	1,680	—	—
Non-cash charges and loss on disposition of assets(6)	2,478	—	—
Other adjustments(7)	1,809	—	—
Adjusted EBITDA	$91,729	$(1,663)	$(4,727)
(1) Exclusive of depreciation and amortization.
(2) Acquisitions & integration related costs primarily relate to costs incurred after the purchase of businesses, such as the purchase of Cadillac Jack and AGSi, to integrate operations and obtain costs synergies. Restructuring and severance costs primarily relate to costs incurred through the restructuring of the Company’s former operations in Toronto, Canada and other employee severance costs recognized in the periods presented.
(3) Legal and litigation related costs consist of payments to law firms and settlements for matters that are outside the normal course of business. These costs related to litigation and matters that were not significant individually.
(4) New jurisdictions and regulatory licensing costs primarily relate to the costs the Company incurred to obtain licenses and develop products for new jurisdictions.
(5) Non-cash charge on capitalized installation and delivery primarily include the costs to acquire contracts that are expensed over the estimated life of each contract.
(6) Non-cash charges and loss on disposition of assets are primarily composed of the net book value of electronic gaming machines sold into secondary markets. These gaming machines were previously leased to customers and sold at substantially lower average selling prices. Additional non-cash inventory obsolescence charges are also included.
(7) Other adjustments are primarily composed of professional fees incurred by the Company for projects, corporate and public filing compliance, contract cancellation fees, and other costs deemed to be non-recurring in nature.

	Year Ended December 31, 2015
	EGM	Table Products	Interactive	Total
Revenues
Gaming operations	$113,496	$1,514	$2,003	$117,013
Equipment sales	6,121	158	—	6,279
Total revenues	119,617	1,672	2,003	123,292
Cost of gaming operations(1)	21,872	803	616	23,291
Cost of equipment sales(1)	1,548	—	—	1,548
Selling, general and administrative	33,885	3,182	3,021	40,088
Research and development	13,040	524	812	14,376
Write downs and other charges	14,882	—	(3,116)	11,766
Depreciation and amortization	59,899	770	993	61,662
Total operating expenses	145,126	5,279	2,326	152,731

Write downs and other
Loss on disposal of long lived assets	1,275	—	—
Impairment of long lived assets	4,993	—	—
Fair value adjustments to contingent consideration and other items	2,814	—	(5,481)
Acquisition costs	5,800	—	2,365
Depreciation and amortization	59,899	770	993
Accretion of placement fees(2)	496	—	—
Non-cash compensation(3)	4,911	—	—
Acquisitions & integration related costs including restructuring & severance(4)	7,818	—	—
Legal & litigation expenses including settlement payments(5)	481	1,435	—
New jurisdictions and regulatory licensing costs(6)	256	—	—
Non-cash charge on capitalized installation and delivery(7)	1,441	—	—
Non-cash charges and loss on disposition of assets(8)	234	—	—
Other adjustments(9)	1,358	—	(72)
Adjusted EBITDA	$66,267	$(1,402)	$(2,518)
(1) Exclusive of depreciation and amortization.
(2) Non-cash expense related to the accretion of contract rights under development agreements and placement fees.
(3) Non-cash compensation includes expenses related to the value of stock options held by employees of Cadillac Jack. The stock options entitled the holder to purchase shares of Amaya Inc., the former global parent of Cadillac Jack, based on the holder’s continued employment at Cadillac Jack through the vesting date, which was November 29, 2015.
(4) Acquisitions & integration related costs primarily relate to costs incurred after the purchase of businesses, such as the purchase of Cadillac Jack and AGSi, to integrate operations and obtain costs synergies. Restructuring and severance costs primarily relate to costs incurred through the restructuring of the Company’s former operations in Toronto, Canada and other employee severance costs recognized in the periods presented.
(5) Legal and litigation related costs consist of payments to law firms and settlements for matters that are outside the normal course of business. These costs related to litigation and matters that were not significant individually.
(6) New jurisdictions and regulatory licensing costs primarily relate to the costs the Company incurred to obtain licenses and develop products for new jurisdictions.
(7) Non-cash charge on capitalized installation and delivery primarily include the costs to acquire contracts that are expensed over the estimated life of each contract.
(8) Non-cash charges and loss on disposition of assets are primarily composed of the net book value of electronic gaming machines sold into secondary markets. These gaming machines were previously leased to customers and sold at substantially lower average selling prices. Additional non-cash inventory obsolescence charges are also included.
(9) Other adjustments are primarily composed of professional fees incurred by the Company for projects, corporate and public filing compliance, contract cancellation fees, and other costs deemed to be non-recurring in nature.

	Year Ended December 31, 2014
	EGM	Table Products	Interactive	Total
Revenues
Gaming operations	$68,869	$112	$—	$68,981
Equipment sales	3,159	—	—	3,159
Total revenues	72,028	112	—	72,140
Cost of gaming operations(1)	14,153	16	—	14,169
Cost of equipment sales(1)	1,607	—	—	1,607
Selling, general and administrative	18,778	678	—	19,456
Research and development	4,299	557	—	4,856
Write downs and other charges	7,068	—	—	7,068
Depreciation and amortization	33,272	133	—	33,405
Total operating expenses	79,177	1,384	—	80,561

Write downs and other
Loss on disposal of long lived assets	1,937	—	—
Impairment of long lived assets	2,327	—	—
Fair value adjustments to contingent consideration and other items	—	—	—
Acquisition costs	2,804	—	—
Depreciation and amortization	33,272	133	—
Accretion of placement fees(2)	58	—	—
Acquisitions & integration related costs including restructuring & severance(3)	3,069	513	—
Legal & litigation expenses including settlement payments(4)	167	283	—
New jurisdictions and regulatory licensing costs(5)	266	—	—
Non-cash charge on capitalized installation and delivery(6)	643	—	—
Non-cash charges and loss on disposition of assets(7)	561	—	—
Other adjustments(8)	2,597	—	—
Adjusted EBITDA	$40,552	$(343)	$—
(1) Exclusive of depreciation and amortization.
(2) Non-cash expense related to the accretion of contract rights under development agreements and placement fees.
(3) Acquisitions & integration related costs primarily relate to costs incurred after the purchase of businesses, such as the purchase of Cadillac Jack and AGSi, to integrate operations and obtain costs synergies. Restructuring and severance costs primarily relate to costs incurred through the restructuring of the Company’s former operations in Toronto, Canada and other employee severance costs recognized in the periods presented.
(4) Legal and litigation related costs consist of payments to law firms and settlements for matters that are outside the normal course of business. These costs related to litigation and matters that were not significant individually.
(5) New jurisdictions and regulatory licensing costs primarily relate to the costs the Company incurred to obtain licenses and develop products for new jurisdictions.
(6) Non-cash charge on capitalized installation and delivery primarily include the costs to acquire contracts that are expensed over the estimated life of each contract.
(7) Non-cash charges and loss on disposition of assets are primarily composed of the net book value of electronic gaming machines sold into secondary markets. These gaming machines were previously leased to customers and sold at substantially lower average selling prices. Additional non-cash inventory obsolescence charges are also included.
(8) Other adjustments are primarily composed of professional fees incurred by the Company for projects, corporate and public filing compliance, contract cancellation fees, and other costs deemed to be non-recurring in nature.

Electronic Gaming Machines

Fiscal 2016 compared to Fiscal 2015

	Year ended December 31,		$	%
	2016	2015	Change	Change
EGM Segment Revenue:
Gaming operations	$144,510	$113,496	$31,014	27.3%
Equipment sales	11,897	6,121	5,776	94.4%
Total EGM revenues	$156,407	$119,617	$36,790	30.8%

EGM adjusted EBITDA	$91,729	$66,267	$25,462	38.4%

EGM unit information:
EGM installed base, end of period	20,851	19,251	1,600	8.3%
EGM revenue per day	$19.83	$20.93	$(1.10)	(5.3)%

EGM units sold	465	203	262	129.1%
Average sales price	$14,897	$16,498	$(1,601)	(9.7)%

Gaming Operations Revenue

The increase in EGM gaming operations revenue is attributable to the inclusion of Cadillac Jack for the entire year of 2016, compared to just seven months in the prior year period. The inclusion of Cadillac Jack, increased our EGM installed base by approximately 10,500 units. Year over year, our EGM installed base increased by over 1,600 units, which is primarily attributable to our new ICON cabinets as well as competitive game content.  Additionally, we have generated revenue synergies through the optimization of our installed base by installing our newer and competitive game content on our EGMs.

Equipment Sales

The increase in equipment sales is primarily due to the sale of 465 units in the in 2016, compared to 203 units in the prior year period. Equipment sales also increased due to an increase in revenues from the sale of nontransferable and nonexclusive licenses of certain licensed game content to a third party for $4.3 million in 2016 compared to $2.2 million in 2015.

EGM Adjusted EBITDA

EGM adjusted EBITDA includes the revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write downs and other charges, accretion of placement fees, non-cash compensation, as well as other costs. See Item 15. “Exhibits and Financial Statement Schedules” Note 15 for further explanation of adjustments. The increase in EGM adjusted EBITDA is attributable to the inclusion of Cadillac Jack for the entire year of 2016, compared to just seven months in the prior year period. The inclusion of Cadillac Jack increased our revenues as discussed above, which was offset by related increases in our adjusted operating expenses. Since the acquisition of Cadillac Jack, we have implemented several integration-related initiatives and have realized synergies in revenues and operating expenses, which has also increased our EGM adjusted EBITDA.

Fiscal 2015 compared to Fiscal 2014

	Year ended December 31,		$	%
	2015	2014	Change	Change
EGM Segment Revenue:
Gaming operations	$113,496	$68,869	$44,627	64.8%
Equipment sales	6,121	3,159	2,962	93.8%
Total EGM revenues	$119,617	$72,028	$47,589	66.1%

EGM adjusted EBITDA	$66,267	$40,552	$25,715	63.4%

EGM unit information:
EGM installed base, end of period	19,251	8,735	10,516	120.4%
EGM revenue per day	$20.93	$21.23	$(0.30)	(1.4)%

EGM units sold	203	255	(52)	(20.4)%
Average sales price	$16,498	$9,497	$7,001	73.7%

Gaming Operations Revenue

The increase in EGM gaming operations revenue is attributable to the inclusion of Cadillac Jack for the seven months of 2015. The inclusion of Cadillac Jack, increased our EGM installed base by approximately 10,500 units when it was purchased in May of 2015.

Equipment Sales

The increase in equipment sales is primarily due to the sale of a nontransferable and nonexclusive licenses of certain licensed game content to a third party in 2015 for $2.2 million that was not present in 2014.

EGM Adjusted EBITDA

EGM adjusted EBITDA includes the revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write downs and other charges, accretion of placement fees, non-cash compensation, as well as other costs. See Item 15. “Exhibits and Financial Statement Schedules” Note 15 for further explanation of adjustments. The increase in EGM adjusted EBITDA is attributable to the inclusion of Cadillac Jack after it was acquired in May 2015. The inclusion of Cadillac Jack increased our revenues as discussed above, which was offset by related increases in our adjusted operating expenses.

Table Products

Fiscal 2016 compared to Fiscal 2015

	Year ended December 31,		$	%
	2016	2015	Change	Change
Table Products Segment Revenue:
Gaming operations	$2,622	$1,514	$1,108	73.2%
Equipment sales	52	158	(106)	(67.1)%
Total Table Products revenues	$2,674	$1,672	$1,002	59.9%

Table Products adjusted EBITDA	$(1,663)	$(1,402)	$(261)	(18.6)%

Table Products unit information:
Table products installed base, end of period	1,500	815	685	84.0%
Average monthly lease price	$149	$171	$(22)	(12.9)%

Gaming Operations Revenue

The increase in tables gaming operations revenue is attributable to the increase in the table product installed base, which increased to 1,500 units at December 31, 2016 compared to 815 at December 31, 2015.  Our side bets, and most notably Buster Blackjack, are the primary driver of the increase in the Table Products installed base year over year.

Tables Products Adjusted EBITDA

Table Products adjusted EBITDA includes the revenues and operating expenses from the Table Products segment adjusted for depreciation, amortization, write downs and other charges, as well as other costs. See Item 15. “Exhibits and Financial Statement Schedules” Note 15 for further explanation of adjustments. The decrease in Table Products adjusted EBITDA is attributable to an increase in adjusted operating expenses that are the result of additional headcount in the sales, service, and research and development staff of this segment.  During 2016, the company has incurred development time and expenses related to our newly introduced card shuffler, “DEX.” The Table Products segment began its operations in mid-2014 and it has continued to grow through the addition of headcount and purchases of intellectual property from third parties.  These increases in expenses were offset by the increase in gaming operations revenues discussed above.

Fiscal 2015 compared to Fiscal 2014

	Year ended December 31,		$	%
	2015	2014	Change	Change
Table Products Segment Revenue:
Gaming operations	$1,514	$112	$1,402	1,251.8%
Equipment sales	158	—	158	—%
Total Table Products revenues	$1,672	$112	$1,560	1,392.9%

Table Products adjusted EBITDA	$(1,402)	$(343)	$(1,059)	(308.7)%

Table Products unit information:
Table products installed base, end of period	815	387	428	110.6%
Average monthly lease price	$171	$24	$147	612.5%

Gaming Operations Revenue

The increase in Table Products gaming operations revenue is attributable to the increase in the Table Products installed base, which increase to 815 units at December 31, 2015 compared to 387 at December 31, 2014.

Tables Games Adjusted EBITDA

Tables Games adjusted EBITDA includes the revenues and operating expenses from the Table Products segment adjusted for depreciation, amortization, write downs and other charges, as well as other costs. See Item 15. “Exhibits and Financial Statement Schedules” Note 15 for further explanation of adjustments. The decrease in Table Products adjusted EBITDA is attributable to an increase in adjusted operating expenses that are the result of additional headcount in the sales, service, and research and development staff of this segment.  The Table Products segment began its operations in mid-2014 and it has continued to grow through the addition of headcount and purchases of intellectual property from third parties.  These increases in adjusted operating expenses were offset by the increase in gaming operations revenues discussed above.

Interactive

Fiscal 2016 compared to Fiscal 2015

	Year ended December 31,		$	%
	2016	2015	Change	Change
Interactive Segment Revenue:
Gaming operations	$7,725	$2,003	$5,722	285.7%
Total Interactive revenues	$7,725	$2,003	$5,722	285.7%

Interactive adjusted EBITDA	$(4,727)	$(2,518)	$(2,209)	(87.7)%

Interactive unit information:
Average MAU(1)	237,782	158,376	79,406	50.1%
Average DAU(2)	45,909	29,768	16,141	54.2%
ARPDAU(3)	$0.46	$0.35	$0.11	31.4%

(1) MAU = Monthly Active Users and is a count of unique visitors to our sites during a month
(2) DAU = Daily Active Users, a count of unique visitors to our sites during a day
(3) ARPDAU = Average daily revenue per DAU is calculated by dividing revenue for a period by the DAU for the period by the number of days for the period

Gaming Operations Revenue

The increase in interactive gaming operations revenue is attributable to the purchase of AGSi in June 2015.  This segment was created through the purchase of AGSi and therefore had no operations prior to June 2015.  Subsequent to the acquisition, gaming operations revenue has also grown due to the use of traditional EGM content in our Interactive social casino apps, such as Lucky Play Casino.

Interactive Adjusted EBITDA

Interactive adjusted EBITDA includes the revenues and operating expenses from the Interactive segment adjusted for depreciation, amortization, write downs and other charges, as well as other costs. See Item 15. “Exhibits and Financial Statement Schedules” Note 15 for further explanation of adjustments. The decrease in interactive adjusted EBITDA is attributable to an increase in adjusted operating expenses primarily driven from the inclusion of AGSi since its acquisition in June 2015. Most notably, user acquisition and marketing costs have increased year over year due to increased marketing efforts to attract active users of our apps. Adjusted operating expenses have also increased related to marketing and user acquisition related activities.  These increases in adjusted operating expenses were offset by the increase in gaming operations revenues discussed above.

Fiscal 2015 compared to Fiscal 2014

This segment was created through the purchase of AGSi and therefore had no operations prior to June 2015.

Liquidity and Capital Resources

We expect that primary ongoing liquidity requirements for the year ending December 31, 2017 will be for operating capital expenditures, working capital, debt servicing, game development and other customer acquisition activities. We expect to finance these liquidity requirements through a combination of cash on hand and cash flows from operating activities.

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

As of December 31, 2016, we had $18.0 million in cash and cash equivalents and $40.0 million available under our revolving credit facility. Based on our current business plan, we believe that our existing cash balances, cash generated from operations and availability under the revolving credit facility will be sufficient to meet our anticipated cash needs for at least the next twelve months. As of December 31, 2016, we are in compliance with the the required covenants of our debt instruments, including the maximum net first lien leverage ratio. However, our future cash requirements could be higher than we currently expect as a result of various factors. Our ability to meet our liquidity needs could be adversely affected if we suffer adverse results of operations, or if we violate the covenants and restrictions to which we are subject under our debt instruments. Additionally, our ability to generate sufficient cash from our operating activities is subject to general economic, political, regulatory, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under our existing credit facility in an amount sufficient to enable us to service or repay our indebtedness or to fund our other liquidity needs, and we may be required to seek additional financing through credit facilities with other lenders or institutions or seek additional capital through private placements or public offerings of equity or debt securities.

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

The senior secured credit facilities are guaranteed by AP Gaming Holdings, LLC, the AP Gaming I, LLC’s (the “Borrower”) material, wholly owned domestic subsidiaries (subject to certain exceptions), and are secured by a pledge by AP Gaming Holdings, LLC of the Borrower’s equity interest directly held by AP Gaming Holdings, LLC and a pledge of substantially all of the existing and future property and assets of the Borrower and the subsidiary guarantors, subject to certain exceptions. The senior secured credit facilities require that the Borrower maintain a maximum net first lien leverage ratio set at a maximum of 5.5 to 1. The senior secured credit facilities contain limitations on additional indebtedness, guarantees, incurrence of liens, investments and distributions, as defined. The senior secured credit facilities also contain customary events of default included in similar financing transactions, including, among others, failure to make payments when due, default under other material indebtedness, breach of covenants, breach of representations and warranties, involuntary or voluntary bankruptcy, and material judgments. The Company was in compliance with the covenants of the senior secured credit facilities at December 31, 2016.

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

The Notes contain limitations on additional indebtedness, guarantees, incurrence of liens, investments and distributions, as defined. The Notes also contains customary events of default included in similar transactions, including, among others, failure to make payments when due, acceleration of other material indebtedness, breach of covenants, breach of representations and warranties, involuntary or voluntary bankruptcy, and material judgments. At December 31, 2016, the Notes totaled $133.3 million, which includes capitalized interest of $21.8 million.

Seller Notes

On December 20, 2013, the Company issued two promissory notes (the “AGS Seller Notes”) to AGS Holdings, LLC, in the amounts of $2.2 million and $3.3 million, to the previous owners of the Company’s primary operating company. At December 31, 2016, notes payable related to the AGS Seller Notes totaled $7.1 million, which includes capitalized interest of $1.6 million. The AGS Seller Notes accrue interest on the unpaid principal balance at 8.5% per annum and shall be payable semi-annually in arrears on June 30 and December 31, commencing on June 30, 2014. Any interest accrued and payable on any interest payment date will be paid by capitalizing such interest and adding it to (and thereby increasing) the outstanding principal amount of this AGS Seller Notes. All principal and interest under the AGS Seller Notes is due and payable on June 18, 2021, the maturity date. The Company may prepay from time to time all or any portion of the outstanding principal balance due under the AGS Seller Notes.

On May 29, 2015, the Company issued a promissory note to Amaya Inc. (the “Amaya Seller Note”) with an initial principal amount of $12.0 million to satisfy the conditions set forth in the stock purchase agreement for Cadillac Jack. The Amaya Seller Note accrues interest on the unpaid principal amount at 5.0% per annum and is payable semi-annually on June 30 and December 31 (and on May 29, 2023, the maturity date of the note), commencing on June 30, 2015. All interest accrued and payable on any interest payment date will be paid by capitalizing such interest and adding it to (and thereby increasing) the outstanding principal amount of the Amaya Seller Note. All principal under the note is due and payable on May 29, 2023.  The Amaya Seller Note is required to be prepaid under certain circumstances described in more detail in the note agreement. The Company may prepay from time to time all or any portion of the outstanding principal balance due under the Amaya Seller Note.  The Amaya Seller Note includes certain covenants and events of default that are customary for instruments of this type. At December 31, 2016, the Amaya Seller Note totaled $13.0 million, which includes capitalized interest of $1.0 million.

Equipment Long Term Note Payable and Capital Leases

The Company has entered into a financing agreement to purchase certain gaming devices, systems and related equipment and has entered into leases for servers and equipment that are accounted for as capital leases.

The following table summarizes our historical cash flows (in thousands):

	Year ended December 31,
	2016	2015	2014
Cash Flow Information:
Net cash provided by operating activities	$34,493	$9,403	12,482
Net cash used in investing activities	(40,629)	(401,850)	(33,922)
Net cash (used in) provided by financing activities	(11,603)	417,547	9,860
Effect of exchange rates on cash and cash equivalents	(6)	(58)	518
Increase (decrease) in cash and cash equivalents	$(17,745)	$25,042	$(11,062)

Operating activities

The Company has historically produced a loss from operations, which is primarily due to the capital nature of the business and the resulting depreciation and amortization expense. For the year ended December 31, 2016, net cash provided by operating activities was $34.5 million compared to $9.4 million for the year ended December 31, 2015, representing an increase of 25.1 million. The increase is primarily due to an increase as a result of changes in net working capital and a $20.2 million increase in income from operating activities excluding non-cash expenses. In the prior year we incurred transaction related expenses for the Cadillac Jack and AGSi acquisitions.

For the year ended December 31, 2015, net cash provided by operating activities was $9.4 million compared to $12.5 million for the year ended December 31, 2014, representing a decrease of $3.1 million. The decrease is primarily due to an $10.5 million decrease in income from operating activities excluding non-cash expenses. The increased use of cash for operating activities in the period is primarily related to the transaction related expenses for the Cadillac Jack and AGSi acquisitions.

Investing activities

Net cash used in investing activities for the year ended December 31, 2016, was $40.6 million compared to $401.9 million for the year ended December 31, 2015, representing a decrease of $361.2 million. The decrease was primarily due to decreases in business acquisitions, net of cash acquired, purchases of intangible assets of $4.8 million offset by increases in the purchase of property and equipment of $17.6 million. In the prior year, we conducted two significant business acquisitions as described in Note 2 of our Annual Report on Form 10-K for the year ended December 31, 2015.

Net cash used in investing activities for the year ended December 31, 2015, was $401.9 million compared to $33.9 million for the year ended December 31, 2014, representing an increase of $367.9 million. The increase was primarily due to the acquisition of Cadillac Jack, AGSi and table products related IP for $374.3 million, net of cash acquired. Purchases of property and equipment increased by $5.5 million, which was partially offset by a decrease in the purchase of intangible assets of $3.2 million.

Financing activities

Net cash used in financing activities for the year ended December 31, 2016 was $11.6 million compared to cash provided by financing activities of $417.5 million for the year ended December 31, 2015. The decrease was primarily due to the decreases in proceeds from debt issuances of $369.4 million, proceeds from the issuance of common stock of $77.4 million, increases in the payment of placement fee obligations of $3.5 million offset by decreases in the net pay down of the revolving credit facility of $10.0 million and decreases in the payment for previous acquisition payments of $8.9 million. The funds received from the 2015 issuance of common stock were used, in addition to the proceeds from the issuance of long-term debt, to fund the business acquisitions we conducted in 2015.

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

Effect if Different Assumptions used for Assumption #1: Valuation of identifiable tangible and intangible assets requires judgment, including the selection of an appropriate discount rate. While we believe our estimates used to select an appropriate discount rate are reasonable, different assumptions could materially affect the measurement of fair value. If the selected discount rates are inaccurate for individual assets, the allocation of the purchase price, including the excess purchase price allocated to goodwill, may be inaccurate.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts related to our accounts receivable deemed to have a high risk of collectability. We review our receivables on a monthly basis to determine if any receivables will potentially be uncollectible. We analyze historical collection trends and changes in our customers’ payment patterns, customer concentration and credit worthiness when evaluating the adequacy of our allowance for doubtful accounts (Assumption #1). A large percentage of receivables are with Native American tribes that have their reservations and gaming operations in Oklahoma and Alabama as well as customers in Mexico, and we have concentrations of credit risk with several tribes. We include any receivable balances that are determined to be uncollectible in our overall allowance for doubtful accounts. Changes in our assumptions or estimates reflecting the collectability of certain accounts could materially affect our allowance for both trade and notes receivable.

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

Valuation of Intangible Assets and Goodwill

We group our intangible assets at the lowest level for which there are identifiable cash flows The nature of our intangible assets is primarily described as follows:

•
Trade and brand names - intangible assets related to business and corporate trade names that were purchased in business acquisitions as well as the brand names of product franchise titles. This category includes both definite- and indefinite-lived intangible assets.

•	Customer relationships – intangible assets that represent primarily the value that has been assigned to customer relationships as a result of business acquisitions.

•
Contract rights under development and placement fees - intangible assets that relate to our purchase of the right to secure floor space from our customers under lease agreements for our gaming machines and to a lesser extent we record intangible assets from the discounts on development notes receivable loans that have been extended to customers at interest rates that are deemed below market in exchange for a fixed number of gaming terminal placements in the customer’s facility.

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

Indefinite-lived Intangible Asset Impairment

The “American Gaming Systems” trade name and related derivations such as “AGS” and “PlayAGS” have an indefinite useful life. We do not amortize the indefinite lived trade name, but instead test for possible impairment at least annually or when circumstances warrant. For the trade name and any other indefinite-lived intangible asset we can perform a qualitative assessment to determine if it is more likely than not that the fair value of the asset is less than its carrying amount. If we believe, as a result of our qualitative assessment, that it is more likely than not that the fair value of the asset is less than its carrying amount, a quantitative impairment test is required. The quantitative test compares the fair value of the asset to its carrying amount and any excess carrying amount over the fair value is recorded as an impairment loss.

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

The Company performed an annual impairment test on each of its reporting units as of October 1, 2016.  For the EGM and Table Product reporting units we began with a qualitative assessment, commonly referred to as “Step 0”, and determined it is not more likely than not that the EGM and Table Product reporting units’ fair value of goodwill are less than their carrying value. This qualitative assessment primarily relied on the significant amount of cushion determined in prior year quantitative analyses, favorable current forecasts compared to those used in the prior year analysis, the general economic environment and industry and market conditions.

For the Interactive reporting unit, which has a goodwill carrying value of $4.8 million, the Company performed a quantitative, or “Step 1” analysis.  In performing the interim Step 1 goodwill impairment test for our Interactive reporting unit, we estimated the fair value of the Interactive reporting unit using an income approach that analyzed projected discounted cash flows. We used projections of revenues and operating costs with estimated growth rates during the forecast period, capital expenditures and cash flows that considered historical and estimated future results and general economic and market conditions, as well as the estimated impact of planned business and operational strategies. The estimates and assumptions used in the discounted cash flow analysis included a terminal year long-term growth rate of 4.0% and an overall discount rate of 15% based on our weighted average cost of capital for the Company and premiums for the small size of the reporting unit and forecast risk.

The Step 1 analysis determined that the Interactive reporting unit’s fair value was greater than its carrying value.  The difference between the fair value and the carrying value (“excess fair value”) was approximately 22% of the carrying value.  If the discount rate were increased to 16% the excess fair value would have been 9% of the carrying value.  Some of the estimates and assumptions used by the Company are outside of the control of management. While we believe we have made reasonable estimates and assumptions to calculate the fair value of the Interactive reporting unit it is possible a material change could occur. If our actual results are not consistent with our estimates and assumptions used to calculate fair value, we may be required to perform the second step, which could result in an impairment to the Interactive reporting unit goodwill.

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

Contractual Obligations

The following table contains information on our contractual obligations and commitments as of December 31, 2016 (in thousands):

		Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Long term debt	$572,363	$6,536	$10,956	$541,873	$12,998
Interest payments	235,996	38,906	75,033	117,208	4,849
Operating leases	5,661	1,533	2,231	1,740	157
Other (1)	12,440	3,973	5,317	219	2,931
Total	$826,460	$50,948	$93,537	$661,040	$20,935

(1) “Other” includes Wide Area Progressive jackpot liabilities, employee severances, contingent consideration to business combinations and placement fees payable described in the footnotes below.

$30.2 million of unrecognized tax benefits as of December 31, 2016 were not included in the table above. Due to the inherent uncertainty of the underlying tax positions, it is not practicable to assign this liability to any particular year.

Estimated interest payments on our debt as of December 31, 2016 are based on principal amounts outstanding, the stated interest rate as of December 31, 2016 and required principal payments through the maturity of the debt.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain market risks and uncertainties inherent in our operations. These market risks generally arise from transactions in the normal course of business. Our primary market risk exposures relate to interest rate risk and foreign currency exchange risks.

Interest Rates

Our primary exposure to market risk is interest rate risk associated with our long-term debt, which accrues interest at variable rates. Certain of our debt instruments accrue interest at LIBOR or the base rate, at our election, subject to an interest rate floor plus an applicable margin rate. In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt and equity capital to sustain our operations. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. As of December 31, 2016, approximately 29% of our debt were fixed-rate instruments. As of December 31, 2016, the three month LIBOR rate was lower than 1%, with our term loans having a LIBOR floor of 1%, our variable debt is essentially at a fixed rate until the LIBOR rate exceeds 1%.

Foreign Currency Risk

We are exposed to foreign currency exchange rate risk that is inherent to our foreign operations. We currently transact business in Mexico using the local currency. Our settlement of inter-company trade balances requires the exchange of currencies, which results in exposure to foreign currency fluctuations. We expect that certain operations will continue to be denominated in foreign currencies. As such, we expect our cash flows and earnings to continue to be exposed to the risks that may arise from fluctuations in foreign currency exchange rates.

We derived approximately 10% of our revenue from sales to customers in Mexico. To date, we have not engaged in hedging activities intended to protect against foreign currency risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is contained in the financial statements listed in Item 15. “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer(“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2016 covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management has performed an assessment according to the 2013 Internal Control-Integrated Framework established by COSO. Based on the assessment, management has concluded that our system of internal control over financial reporting, as of December 31, 2016, is effective. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

An attestation report of the Company’s internal control over financial reporting by our independent registered public accounting firm is not included as non-accelerated filers are exempt from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002.

ITEM 9B. OTHER INFORMATION.

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the names, ages, positions, and biographical information of the executive officers of AGS LLC and the executive officers and director of the Company at December 31, 2016.

AGS LLC

Name	Age	Position
David Lopez	43	Chief Executive Officer
Kimo Akiona	43	Chief Financial Officer
Victor Gallo	50	General Counsel, Compliance Officer and Vice President, Regulatory Affairs
Sigmund Lee	45	Chief Technology Officer
Julia Boguslawski	37	Chief Marketing Officer

AP Gaming Holdco, Inc.

Name	Age	Position
David Lopez	43	Chief Executive Officer, President and Secretary
Kimo Akiona	43	Treasurer
David Sambur	36	Director

The following are brief biographies describing the backgrounds of the executive officers of AGS LLC and the executive officers and director of the Company.

David Lopez. Mr. Lopez has served as the Chief Executive Officer of the Company’s primary operating entity, AGS, LLC, and Chief Executive Officer, President and Secretary of AP Gaming since February 3, 2014. Mr. Lopez most recently served as President and Chief Executive Officer of Global Cash Access, Inc., which he joined in May 2012. Prior to his role at Global Cash Access, Inc., Mr. Lopez served as Chief Operating Officer of Shuffle Master Inc. from November 2010 until May 2012. Mr. Lopez joined Shuffle Master Inc. in February 1998 and held various positions within the organization during his 14-year tenure, including Interim CEO, Executive Vice President, President of the Americas, Vice President of Product Management, as well as serving as a member of its Board of Directors from November 2010 until May 2012. Mr. Lopez is a graduate of the University of Nevada, Las Vegas with a B.S. in Business Administration.

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

David Sambur. Mr. Sambur has served as a member of the Board of AP Gaming since November 2013. Mr. Sambur is a Partner of Apollo Global Management, having joined in 2004. Mr. Sambur has experience in financing, analyzing, investing in and/or advising public and private companies and their board of directors.  Prior to joining Apollo, Mr. Sambur was a member of the Leveraged Finance Group of Salomon Smith Barney Inc. Mr. Sambur serves on the board of directors of Caesars Acquisition Company, Caesars Entertainment Corporation, New Outerwall, Inc. (parent of Coinstar, LLC and Redbox Automated Retail, LLC) and Dakota Parent, Inc. (parent of Diamond Resorts International, Inc.). Mr. Sambur graduated summa cum laude and Phi Beta Kappa from Emory University with a bachelor’s degree in Economics.  Mr. Sambur’s executive leadership experience, including his service on the board of several companies, and financial expertise is a valuable asset to the Board.

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

Summary Compensation Table

The following table discloses compensation for our fiscal years ending December 31, 2016 and 2015 received by Messrs. Lopez, Lee, and Akiona, each of whom was a “named executive officer” during Fiscal 2016.

Name and Principal Position	Year	Salary ($)	Bonus ($)(4)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)(6)	All Other Compensation ($)(7)	Total ($)
David Lopez, President, Chief Executive Officer and Secretary (1)	2016	500,000	—	—	530,000	26	$1,030,026
	2015	500,000	—	—	425,000	2,770	$927,770
Sigmund Lee, Chief Technology Officer (2)	2016	493,077	750,000	453,000	265,000	17,684	$1,978,761
	2015	163,217	200,000	801,287	95,625	13,973	$1,274,102
Kimo Akiona, Chief Financial Officer and Treasurer (3)	2016	275,000	—	—	145,750	26	$420,776
	2015	227,404	—	292,988	116,875	—	$637,267

(1)	Mr. Lopez was appointed as our President, Chief Executive Officer and Secretary on February 14, 2014.

(2)	Mr. Lee was appointed as our Chief Technology Officer on July 1, 2015.

(3)	Mr. Akiona was appointed as our Chief Financial Officer and Treasurer on February 23, 2015.

(4)	Amounts represent one-time cash bonuses paid.

(5)
Amounts represent the aggregate grant date fair value of the awards computed in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718 (disregarding any risk of forfeiture assumptions). For a discussion of the relevant valuation assumptions, See Note 11 to the Consolidated Financial Statements included in this Form10-K.

(6)	Amounts represent annual incentive cash bonuses paid to employees. Employees are eligible to earn annual cash bonuses based on attainment of financial results and earnings targets.

(7)	Amounts represent the Company’s matching under our 401(k) Plan and various fringe benefits.

Employment Agreements with Named Executive Officers

David Lopez

On April 28, 2014, the Company entered into an employment agreement with David Lopez to serve as President and Chief Executive Officer of AGS LLC, a subsidiary of the Company, effective as of February 3, 2014. The agreement extends for an initial term of three years, until the third anniversary of February 3, 2014, and shall thereafter be automatically extended for successive one-year periods, unless either party provides written notice of non-renewal at least 90 days prior to the expiration of the initial term or any extended term. Pursuant to the employment agreement, Mr. Lopez’s annual base salary shall be no less than $500,000 and Mr. Lopez shall be eligible to receive an annual performance-based bonus, with an annual target bonus opportunity of $500,000.

Sigmund Lee

On July 1, 2015, we entered into an employment agreement with Sigmund Lee to serve as Chief Technology Officer of AGS LLC, a subsidiary of the Company, effective as of July 1, 2015 (the “Employment Agreement”). On January 14, 2016, we entered into the First Amendment to the Employment Agreement with Sigmund Lee (the “Amended Employment

Agreement”). The agreement with the Company is "at-will," meaning that either Mr. Lee or the Company may terminate the employment relationship at any time and for any reason, either with or without cause. Pursuant to the Amended Employment Agreement, Mr. Lee’s annual base salary shall be $500,000 and he shall be eligible to receive an annual performance-based bonus, with an annual target bonus opportunity equal to $250,000 based on company performance criteria as applied to other executives of the Company and an additional Annual Incentive Program bonus equal to $250,000. Actual annual bonus amounts payable shall be determined by the Company based on the attainment of financial results and earnings targets.

Kimo Akiona

On February 23, 2015, we entered into an employment agreement with Kimo Akiona to serve as Chief Financial Officer of AGS LLC, a subsidiary of the Company, effective as of February 23, 2015. The agreement with the Company is "at-will," meaning that either Mr. Akiona or the Company may terminate the employment relationship at any time and for any reason, either with or without cause. Pursuant to the employment agreement, Mr. Akiona’s annual base salary shall be $275,000 and he shall be eligible to receive an annual performance-based bonus, with an annual target bonus opportunity equal to 50% of his base salary. Actual annual bonus amounts payable shall be determined by the Company based on the attainment of financial results and earnings targets.

Equity Awards

The following table reflects the equity awards granted in Fiscal 2016 to our named executive officers:

Name	Grant Date	Options granted (#)	All other Stock Awards: Number of Shares or Units (#)	Exercise or Base Price of Options Awards ($)

Sigmund Lee	1/18/2016	Time based - 50,000 (1)	—	$16.98

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

Outstanding equity awards as of the year ended December 31, 2016:

	Options				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options That Are Not Exercisable (#)	Option Exercise or Base Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Yet Vested (#)	Market Value of Shares or Units of Stock That Have Not Yet Vested
David Lopez	60,000	195,000	$10.00	4/28/2024	30,000	$516,300
Kimo Akiona	3,250	45,500	$14.64	3/11/2025	—	—
Sigmund Lee	18,750	76,250	$15.70	7/15/2025	—	—
Sigmund Lee	—	50,000	$16.98	1/18/2026	—	—

Pension Benefits

We do not maintain any defined benefit pension plan for the benefit of our named executive officers.

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plan for the benefit of our named executive officers.

Payments Upon Termination and Change of Control

Pursuant to each named executive officer’s employment agreement, upon the termination of his or her employment by the Company without “Cause,” (or “Good Reason” for Mr. Lopez) the Company would provide base salary continuation (24 months base salary for Mr. Lopez, 18 months base salary for Mr. Lee, and 9 months base salary for Mr. Akiona). Mr. Lopez would also be eligible to receive continued health benefits at no greater cost than would apply if he were an active employee, for 18 months post termination, or if earlier, until he commences employment with a subsequent employer. All severance payments are subject to the execution of a release of claims. Messrs. Lopez and Akiona are also subject to post termination non-solicitation and non-competition covenants for twenty-four months, respectively, following termination of employment. Mr. Lee is subject to post termination non-solicitation and non-competition covenants for 12 months if termination of employment occurs prior to January 1, 2019 and 6 months if termination of employment occurs after to January 1, 2019.

“Cause” in the employment agreements includes (i) failure to correct underperformance after written notification from, in the case of Mr. Lopez, the Chairman of the Board or his designee, or, in the case of Akiona and Lee, the CEO or the Board, (ii) illegal fraudulent conduct, (iii) conviction of a felony, (iv) a determination that such named executive officer’s involvement with the Company would have a negative impact on our ability to receive or retain any licenses, (v) willful or material misrepresentation to the Company, CEO or Board relating to the business, assets, prospects or operation of the Company, or (vi) refusal to take any action as reasonably directed by the Board or any individual acting on behalf or at the direction of the Board.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of March 7, 2017, we had 14,931,529 Class B Shares issued to Apollo Gaming Holdings, LP. and 100 Class A Shares, which have no economic rights, issued to AP Gaming VoteCo, LLC. The address of Apollo Gaming Holdings, L.P. is Apollo Management, L.P., 9 West 57th Street, 43rd Floor, New York, NY, 10019, and the address of AP Gaming VoteCo, LLC is 5475 S. Decatur Blvd, Las Vegas, NV 89118. The members of AP Gaming VoteCo, LLC are Marc Rowan, who is an affiliate of Apollo, and David Sambur. Apollo Gaming Holdings, L.P. is an affiliate of Apollo Management, L.P.

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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
PricewaterhouseCoopers LLP (“PwC”) served as the Company's independent registered public accounting firm for the fiscal year ended December 31, 2016. Ernst & Young LLP (“EY”) served as the Company's independent public accountant for the fiscal year ended December 31, 2015. The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP and Ernst & Young LLP related to the audit of the Company's annual financial statements for the fiscal years ended December 31, 2016 and 2015 and fees billed for other services rendered by PricewaterhouseCoopers LLP and Ernst & Young LLP during those years.

Category	2016		2015
	PwC	EY	EY
Audit fees	$426,493	$38,000	$1,268,902
Tax fees	334,659	420,898	289,785
Total	$761,152	$458,898	$1,558,687
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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)(1). Financial Statements.
Included in Part II of this Annual Report on Form 10-K:
(a)(2). Financial Statement Schedules.
We have omitted certain other financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements. We have included Schedule I - Condensed Financial Information of the Registrant and Schedule II - Valuation and Qualifying Accounts.

(a)(3). Exhibits.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date/Period End Date
2.1	Amended and Restated Equity Purchase Agreement by and among AGS Capital, LLC, AGS Holdings, LLC and AP Gaming Acquisition, LLC, dated December 3, 2013.	—	10-12G	2.1	12/19/2013

2.2	Stock Purchase Agreement, dated as of March 30, 2015, by and among AGS, LLC, Amaya Inc. and Cadillac Jack, Inc.	—	8-K	2.1	4/1/2015

3.1	Third Amended and Restated Certificate of Incorporation of AP Gaming Holdco, Inc.	—	10-12G/A	3.1	2/10/2014

3.2	Amended and Restated Bylaws of AP Gaming Holdco, Inc.	—	10-12G	3.2	12/19/2013

4.1	Note Purchase Agreement, dated as of May 29, 2015, by and among AP Gaming Holdco, Inc., AP Gaming Holdings, LLC, as subsidiary guarantor, Deutsche Bank AG, London Branch, as purchaser and Deutsche Bank Trust Company Americas, as collateral agent.	—	8-K	4.1	6/3/2015

4.2	PIK Promissory Note, dated as of May 29, 2015, by and between AP Gaming Holdco, Inc. and Amaya Inc.	—	8-K	4.2	6/3/2015

10.1	2014 Managerial Incentive Plan.	—	10-K	10.1	3/31/2015

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
		—	10-12G/A	10.18	2/10/2014

10.3	Collateral Agreement dated and effective as of December 20, 2013, among AP Gaming I, LLC, each Subsidiary Party party thereto and Citicorp North America, Inc., as Collateral Agent.	—	10-12G/A	10.19	2/10/2014

10.4	Holdings Guarantee and Pledge Agreement dated and effective as of December 20, 2013, between AP Gaming Holdings, LLC, as Holdings and Citicorp North America, Inc., as Agent.	—	10-12G/A	10.20	2/10/2014

10.5	Subsidiary Guarantee dated and effective as of December 20, 2013, by and among each Subsidiary party thereto and Citicorp North America, Inc., as Collateral Agent.	—	10-12G/A	10.21	2/10/2014

10.6	Securityholders Agreement, dated April 28, 2014, by and between AP Gaming Holdco, Inc., Apollo Gaming Holdings, L.P. and David Lopez.	—	8-K	10.1	05/05/2014

10.7	AP Gaming Holdco, Inc. 2014 Long-Term Incentive Plan.	—	8-K	10.2	05/05/2014

10.8	Form of Option Agreement.	—	8-K	10.3	05/05/2014

10.9	Form of Subscription Agreement.	—	8-K	10.4	05/05/2014

10.10	Incremental Assumption Agreement, dated as of May 29, 2015, by and among AP Gaming Holdings, LLC, AP Gaming I, LLC, each subsidiary loan party listed on the signature pages thereof, Citicorp North America, Inc. and the lenders from time to time party thereto.	—	8-K	10.1	6/3/2015

10.11	Incremental Assumption Agreement, dated as of June 1, 2015, by and among AP Gaming Holdings, LLC, AP Gaming I, LLC, each subsidiary loan party listed on the signature pages thereof, Citicorp North America, Inc. and the lenders from time to time party thereto.	—	8-K	10.2	6/3/2015

10.12	Subscription Agreement Between Apollo Gaming Holdings, L.P. and AP Gaming Holdco, Inc.	—	10-Q	10.1	8/14/2015

10.13	Employment Agreement, dated April 28, 2014, by and between David Lopez and AP Gaming Holdco, Inc.	—	8-K	10.5	05/05/2014

10.14	Nonqualified Stock Option Agreement, dated April 28, 2014, by and between AP Gaming Holdco, Inc. and David Lopez.	—	8-K	10.6	05/05/2014

10.15	Restricted Stock Agreement, dated April 28, 2014, by and between AP Gaming Holdco, Inc. and David Lopez.	—	8-K	10.7	05/05/2014

10.16	Employment Agreement, dated as of July 1, 2015, by and between AGS, LLC and Sigmund Lee.	—	10-K	10.19	3/10/2016

10.17	First Amendment to the July 1, 2015 Employment Agreement, dated as of January 14, 2016, by and between AGS, LLC and Sigmund Lee.	—	10-Q	10.1	5/16/2016

10.18	Nonqualified Time-Based Stock Option Agreement, dated July 17, 2015, by and between AP Gaming Holdco, Inc. and Sigmund Lee.	—	10-K	10.20	3/10/2016

10.19	Nonqualified Performance-Based Stock Option Agreement, dated July 17, 2015, by and between AP Gaming Holdco, Inc. and Sigmund Lee.	—	10-K	10.21	3/10/2016

10.20	Employment Agreement, dated February 23, 2015, by and between Kimo Akiona and AGS, LLC.	—	10-Q	10.1	5/15/2015

10.21	Nonqualified Stock Option Agreement, dated March 11, 2015, by and between AP Gaming Holdco, Inc. and Kimo Akiona.	X	—	—	—

21.1	Subsidiaries of AP Gaming Holdco, Inc.	X	—	—	—

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X	—	—	—

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X	—	—	—

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X	—	—	—

101.IN	XBRL Instance Document	X	—	—	—

101.SCH	XBRL Taxonomy Extension Schema Document	X	—	—	—

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X	—	—	—

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X	—	—	—

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X	—	—	—

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X	—	—	—

ITEM 16. FORM 10–K SUMMARY.
None
SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AP GAMING HOLDCO, INC.

Date:	March 10, 2017	By:	/s/ KIMO AKIONA
		Name:	Kimo Akiona
		Title:	Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID LOPEZ	President and Chief Executive Officer (Principal Executive Officer)	March 10, 2017
David Lopez

/s/ KIMO AKIONA	Treasurer (Principal Financial and Accounting Officer)	March 10, 2017
Kimo Akiona

/s/ DAVID SAMBUR	Director	March 10, 2017
David Sambur

ITEM 1. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AP Gaming Holdco, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations and comprehensive loss, of changes in stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of AP Gaming Holdco, Inc. and its subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 6 to the consolidated financial statements, the Company changed the manner in which it presents debt issuance costs in 2016.

/s/ PricewaterhouseCoopers LLP

Las Vegas, Nevada
March 10, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
AP Gaming Holdco, Inc.

We have audited the accompanying consolidated balance sheet of AP Gaming Holdco, Inc. (the Company) as of December 31, 2015, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years ended December 31, 2015 and 2014. Our audits also included the financial statement schedules listed in the Index at item 15(a)2. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AP Gaming Holdco, Inc. as of December 31, 2015, and the consolidated results of its operations and its cash flows for the years ended December 31, 2015 and 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Las Vegas, Nevada
March 9, 2016

AP GAMING HOLDCO, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$17,977	$35,722
Restricted cash	100	100
Accounts receivable, net of allowance of $1,972 and $113, respectively	24,035	23,653
Inventories	10,729	7,087
Prepaid expenses	2,609	4,642
Deposits and other	3,052	2,440
Total current assets	58,502	73,644
Property and equipment, net	67,926	66,699
Goodwill	251,024	253,851
Deferred tax asset	9	37
Intangible assets	232,877	290,356
Other assets	23,754	26,560
Total assets	$634,092	$711,147

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,790	$4,776
Accrued liabilities	17,702	18,254
Current maturities of long-term debt	6,537	6,919
Total current liabilities	33,029	29,949
Long-term debt	547,238	533,290
Deferred tax liability - noncurrent	6,957	15,347
Other long-term liabilities	30,440	32,024
Total liabilities	617,664	610,610
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock at $0.01 par value; 100,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value; 30,000,100 shares authorized; 100 Class A Shares issued and outstanding at December 31, 2016 and 2015, and 14,931,529 Class B Shares issued and outstanding at December 31, 2016 and 2015.	149	149
Additional paid-in capital	177,276	177,276
Accumulated deficit	(156,451)	(75,077)
Accumulated other comprehensive (loss) income	(4,546)	(1,811)
Total stockholders’ equity	16,428	100,537
Total liabilities and stockholders’ equity	$634,092	$711,147

The accompanying notes are an integral part of these consolidated financial statements.

AP GAMING HOLDCO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(amounts in thousands, except per share data)

	Year ended December 31,
	2016	2015	2014
Revenues
Gaming operations	$154,857	$117,013	$68,981
Equipment sales	11,949	6,279	3,159
Total revenues	166,806	123,292	72,140
Operating expenses
Cost of gaming operations(1)	26,736	23,291	14,169
Cost of equipment sales(1)	6,237	1,548	1,607
Selling, general and administrative	46,108	40,088	19,456
Research and development	21,346	14,376	4,856
Write downs and other charges	3,262	11,766	7,068
Depreciation and amortization	80,181	61,662	33,405
Total operating expenses	183,870	152,731	80,561
Loss from operations	(17,064)	(29,439)	(8,421)
Other expense (income)
Interest expense	59,963	41,642	17,235
Interest income	(57)	(82)	(42)
Other expense (income)	7,404	3,635	573
Loss before income taxes	(84,374)	(74,634)	(26,187)
Income tax benefit (expense)	3,000	36,089	(2,189)
Net loss	(81,374)	(38,545)	(28,376)
Foreign currency translation adjustment	(2,735)	(2,099)	289
Total comprehensive loss	$(84,109)	$(40,644)	$(28,087)

Basic and diluted loss per common share:
Basic	$(5.45)	$(2.98)	$(2.84)
Diluted	$(5.45)	$(2.98)	$(2.84)
Weighted average common shares outstanding:
Basic	14,932	12,918	10,000
Diluted	14,932	12,918	10,000

(1) exclusive of depreciation and amortization

The accompanying notes are an integral part of these consolidated financial statements.

AP GAMING HOLDCO INC.
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(in thousands)

	AP Gaming Holdco Inc.
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
Balance at January 1, 2014	100	$99,900	$(8,156)	$(1)	$91,843
Net loss	—	—	(28,376)	—	(28,376)
Foreign currency translation adjustment	—	—	—	289	289
Balance at December 31, 2014	100	99,900	(36,532)	288	63,756
Net loss	—	—	(38,545)	—	(38,545)
Foreign currency translation adjustment	—	—	—	(2,099)	(2,099)
Issuance of common stock	49	77,376	—	—	77,425
Balance at December 31, 2015	149	177,276	(75,077)	(1,811)	100,537
Net loss	—	—	(81,374)	—	(81,374)
Foreign currency translation adjustment	—	—	—	(2,735)	(2,735)
Balance at December 31, 2016	149	$177,276	$(156,451)	$(4,546)	$16,428

The accompanying notes are an integral part of these consolidated financial statements.

AP GAMING HOLDCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(81,374)	$(38,545)	$(28,376)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	80,181	61,662	33,405
Accretion of contract rights under development agreements and placement fees	4,702	496	58
Amortization of deferred loan costs and discount	3,542	2,446	1,242
Payment-in-kind interest capitalized	15,396	8,507	481
Provision (benefit) for bad debts	2,290	106	(450)
Imputed interest income	—	(18)	(36)
Loss on disposition of assets	1,149	1,439	1,936
Impairment of assets	4,749	4,989	2,475
(Benefit) provision of deferred income tax	(7,998)	(38,645)	2,189
Changes in assets and liabilities that relate to operations:
Accounts receivable	(3,191)	(342)	(973)
Inventories	307	1,144	806
Prepaid expenses	2,021	(1,466)	(1,349)
Deposits and other	(315)	11,531	(241)
Other assets, non-current	467	869	(1,476)
Accounts payable and accrued liabilities	12,567	(4,770)	2,791
Net cash provided by (used in) operating activities	34,493	9,403	12,482
Cash flows from investing activities
Business acquisitions, net of cash acquired	—	(374,347)	(10,345)
Collection of notes receivable	—	323	205
Change in Canadian tax receivable	—	—	(154)
Purchase of intangible assets	(1,311)	(6,102)	(9,259)
Software development and other expenditures	(6,526)	(6,476)	(5,127)
Proceeds from disposition of assets	87	29	569
Purchases of property and equipment	(32,879)	(15,277)	(9,811)
Net cash used in investing activities	(40,629)	(401,850)	(33,922)
Cash flows from financing activities
Borrowings under the revolving facility	—	11,500	10,000
Repayments under the revolving facility	—	(21,500)	—
Proceeds from issuance of debt	—	369,400	—
Payments on debt	(6,987)	(4,743)	(2,036)
Payment of previous acquisition obligation	(1,125)	(10,000)	—
Payment of financed placement fee obligations	(3,516)	—	—
Repurchase of shares issued to management	(50)	(1,277)	—
Proceeds from issuance of common stock	—	77,425	—
Proceeds from employees in advance of common stock issuance	75	579	1,969
Payment of deferred loan costs	—	(3,837)	(73)
Net cash provided by financing activities	(11,603)	417,547	9,860
Effect of exchange rates on cash and cash equivalents	(6)	(58)	518
Increase (decrease) in cash and cash equivalents	(17,745)	25,042	(11,062)
Cash and cash equivalents, beginning of period	35,722	10,680	21,742
Cash and cash equivalents, end of period	$17,977	$35,722	$10,680
Supplemental cash flow information:
Cash paid during the period for interest	$40,060	$30,203	$15,315
Cash paid during the period for taxes	$1,247	$840	$—
Non-cash investing and financing activities:
Non-cash consideration given in business acquisitions	$—	$17,233	$11,500
Financed placement fees	$—	$12,391	$—
Financed purchase property and equipment	$2,662	$5,800	$2,717
The accompanying notes are an integral part of these consolidated financial statements.

AP GAMING HOLDCO INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

AP Gaming Holdco, Inc. (the “Company,” “AP Gaming,” “we,” “us,” or “our”) is a leading designer and supplier of gaming products and services for the gaming industry. We operate in legalized gaming markets across the globe and provide state-of-the-art, value-add products in three distinct segments: Electronic Gaming Machines (“EGM”), which includes server-based systems and back-office systems that are used by Class II Native American and Mexican gaming jurisdictions and Class III Native American, commercial and charity jurisdictions; Table Products (“Table Products”), which includes live felt table games, side bets and progressives as well as our newly introduced card shuffler, “DEX”; and Interactive Social Casino Games(“Interactive”), which provides social casino games on desktop and mobile devices. Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line.

The Company filed a Registration Statement on Form 10 on December 12/19/2013, which went effective under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on December 19, 2013.

Electronic Gaming Machines

Our EGM segment offers a selection of video slot titles developed for the global marketplace, which currently includes ICON, Halo, Colossal Diamonds cabinet (“Big Red”), and Orion. In addition to providing complete EGM units, we offer conversion kits that allow existing game titles to be converted to other game titles offered within that operating platform.

Table Products

Our table products products include live proprietary table products and side bets, as well as ancillary table products. Products include both internally developed and acquired proprietary table products, side bets, and table technology related to blackjack, poker, baccarat, craps and roulette. We have acquired a number of popular brands, including In-Bet, Buster Blackjack, Double Draw Poker and Criss Cross Poker that are based on traditional well-known public domain games such as blackjack and poker; however, these proprietary games provide intriguing betting options that offer more excitement and greater volatility to the player, ultimately enhancing our casino customers’ profitability. Our Tornado product is unique in that it allows players to control the spin of the roulette ball by pressing a remote ball activation device. We believe this mechanism enhances player interaction without altering traditional roulette rules and procedures; similarly, our Double Ball Roulette game creates a unique game experience by allowing players to use two balls instead of one.

Interactive

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

AP GAMING HOLDCO INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Revenue Recognition

Gaming Operations

Gaming operations revenue is earned by providing customers with gaming machines, gaming machine content licenses, back-office equipment and linked progressive systems, which are collectively referred to as gaming equipment, under participation arrangements. The participation arrangements convey the right to use the equipment (i.e. gaming machines and related integral software) for a stated period of time and are accounted for as operating leases. Under these arrangements, the Company retains ownership of the gaming equipment installed at customer facilities and receives either revenue based on a percentage of the win per day generated by the gaming equipment or a daily fee. The majority of the Company’s leases require the Company to provide maintenance throughout the entire term of the lease. In some cases, a performance guarantee exists that, if not met, requires the Company to replace or remove the gaming machines from the customer’s floor. Whether contractually required or not, the Company develops and provides new gaming titles throughout the life of the lease. Certain arrangements require a portion of the facility’s win per day to be set aside to be used to fund facility-specific marketing, advertising, promotions and service. These amounts are offset against gaming revenue. Gaming operations revenue is also earned from the licensing of table product content and is earned and recognized on a fixed monthly rate. Our social gaming products earn revenue from the sale of virtual coins or chips, which is recorded when the purchased coins or chips are used by the customer.

Equipment Sales

Revenues from the stand-alone product sales or separate accounting units are recorded when:

•	Pervasive evidence of an arrangement exists;

•	The sales price is fixed and determinable;

•	Delivery has occurred and services have been rendered; and

•	Collectability is reasonably assured.

Equipment sales are generated from the sale of gaming machines and licensing rights to game content software that is installed in the gaming machine, parts, and other ancillary equipment. Also included within the deliverables are delivery, installation and training, all of which occur within a few days of arriving at the customer location. Gaming equipment sales do not include maintenance beyond a standard warranty period. The recognition of revenue from the sale of gaming devices occurs as title and risk of loss have passed to the customer and all other revenue recognition criteria have been satisfied. As the combination of game content software and the tangible gaming device function together to deliver the product’s essential functionality, revenue from the sale of gaming devices is recognized under U.S. GAAP revenue recognition guidance.

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

AP GAMING HOLDCO INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The following provides financial information concerning the change in our allowance for doubtful accounts (in thousands):

	Allowance for Accounts Receivables Year ended December 31, 2016
	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Accounts receivable, current	$113	$(431)	$—	$2,290	$1,972

	Allowance for Accounts Receivables Year ended December 31, 2015
	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Accounts receivable, current	$29	$(22)	$—	$106	$113

	Allowance for Accounts Receivables Year ended December 31, 2014
	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Accounts receivable, current	$9	$(36)	$—	$56	$29
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

AP GAMING HOLDCO INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

AP GAMING HOLDCO INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The carrying values of the Company’s cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short term maturities of these instruments. The fair value of our long-term debt is based on the quoted market prices for similar issues (Level 2 inputs). The estimated fair value of our long-term debt was $557.8 million and $529.2 million as of December 31, 2016 and 2015, respectively.

Accounting for Income Taxes

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

AP GAMING HOLDCO INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents and accounts receivable, net. Cash equivalents are investment-grade, short-term debt instruments consisting of treasury bills which are maintained with high credit quality financial institutions under repurchase agreements. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of December 31, 2016 and 2015, the Company did not have cash equivalents.

Revenue from gaming operations is concentrated in the Class II gaming and casino industry, primarily located in Oklahoma. For the years ended December 31, 2016, 2015 and 2014, approximately 15%, 20% and 30% of our gaming revenue was derived from one customer, respectively. Another customer accounted for approximately 10% of our gaming operations revenue for the year ended December 31, 2016, with no concentrations noted for the years ended December 31, 2015 and 2014.
For the year ended December 31, 2016, approximately 10% of our gaming revenue was derived in Mexico. For the years ended December 31, 2015 and 2014, the company did not have a concentration of revenue from Mexico exceeding 10%. The Company had one customer with accounts receivable, net equaling approximately 10% of total outstanding accounts receivable, net at December 31, 2016 and none at December 31, 2015 and 2014.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the year ended December 31, 2016, 2015 and 2014 were $0.7 million, $0.2 million and $0.3 million, respectively.

AP GAMING HOLDCO INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Research and Development

Research and development costs related primarily to software product development costs and is expensed as incurred until technological feasibility has been established. Employee related costs associated with product development are included in research and development.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued an accounting standards update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue from contracts with customers. The amendment outlines a single comprehensive model for entities to depict the transfer of goods or services to customers in amounts that reflect the payment to which a company expects to be entitled in exchange for those goods or services. The amendment also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. The ASU may be adopted using either a full retrospective transition method or a modified retrospective transition method and will be adopted by the Company on January 1, 2018. The Company does not expect adoption of the new revenue standards to have a material impact on its consolidated financial statements as the majority of our revenue is recognized under lease accounting guidance.

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The Company adopted the guidance in the current year and it did not have a material effect on our financial condition, results of of operations or cash flows.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern. The ASU requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Substantial doubt about an entity's ability to continue as a going concern exists when relevant conditions and events, consolidated in the aggregate, indicate that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Currently, there is no guidance in U.S. GAAP for management's responsibility to perform an evaluation. Under the update, management's evaluation is to be performed when preparing financial statements for each annual and interim reporting period and based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The Company adopted the guidance on January 1, 2016 and it did not have a material effect on our financial condition, results of operations or cash flows.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement-Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates from GAAP the concept of extraordinary items. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that were previously classified as extraordinary. ASU 2015-01 is effective for the Company on January 1, 2016, with earlier adoption permitted using either a prospective or retrospective method. This ASU did not have a material effect on our financial condition, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 intends to simplify the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.  In August 2015, the FASB issued ASU 2015-15 which clarifies that the guidance issued in April 2015 does not apply to line-of-credit arrangements. According to ASU 2015-15, line-of-credit

AP GAMING HOLDCO INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

arrangements will continue to present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the arrangement. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted the guidance on January 1, 2016, with retrospective application in the accompanying Condensed Consolidated Balance Sheet at December 31, 2015. This change in accounting principle resulted in net deferred financing costs of $7.8 million incurred in connection with the issuance of the Company's long-term debt (excluding revolving credit facilities) at December 31, 2015 being reclassified as a direct reduction of the long-term debt balance. The presentation of the net deferred financing costs incurred in connection with the issuance of the Company's revolving credit facilities as of December 31, 2015, are not affected by the adoption of this new accounting guidance and are included in other assets in the accompanying Consolidated Balance Sheet.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement to retrospectively apply adjustments made to provisional amounts recognized in a business combination. It requires that an acquirer recognize and disclose adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, which should be calculated as if the accounting had been completed at the acquisition date. The Company adopted the guidance on January 1, 2016. The amendments in this ASU was applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier application permitted for financial statements that have not been issued. This guidance did not have a material effect on our financial position, results of operations or cash flows.

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

The acquisition was funded primarily from cash proceeds of incremental borrowings on our existing term loans, the issuance of senior secured PIK notes, as described in Note 6, and the issuance of additional common stock, as described in Note 7. The consideration also included a promissory note to the seller, Amaya Inc., for $12.0 million, as described in Note 6, as well as a contingent receivable that was recorded at its estimated fair value on the date of the acquisition. The contingent receivable is related to a clause in the stock purchase agreement allowing for a refund of up to $25.0 million if certain deactivated gaming machines in Mexico are not in operation by November 29, 2016. As of December 31, 2016 the estimated

AP GAMING HOLDCO INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

fair value of the contingent receivable is recorded in other long-term liabilities and it is expected to be resolved with Amaya, Inc. in Q1 2017 through a partial reduction of the $12.0 million note.  Subsequent to December 31, 2016, the Company reached an agreement in substance with Amaya, Inc. regarding the amount to be received and we expect the agreement to be signed by both parties in March 2017.

The following summarizes the consideration paid for Cadillac Jack (in thousands):

Contractual cash purchase price adjusted for working capital	$369,760
Seller note	12,000
Contingent receivable	(1,300)
Total consideration	$380,460

We have recorded Cadillac Jack’s assets acquired and liabilities assumed based on our estimates of their fair values at the acquisition date. The determination of the fair values of the assets acquired and liabilities assumed (and the related determination of estimated lives of depreciable and amortizable tangible and identifiable intangible assets) requires significant judgment and estimates. The estimates and assumptions used include the projected timing and amount of future cash flows and discount rates that reflect risk inherent in the future cash flows.

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

Based on our estimates, the total consideration exceeded the aggregate estimated fair value of the acquired assets and assumed liabilities at the acquisition date and has been recorded as goodwill. We attribute this goodwill to our enhanced financial scale and geographic diversification, opportunities for synergies, assembled workforce and other strategic benefits. None of the goodwill associated with the acquisition is deductible for income tax purposes and, as such, no deferred taxes have been recorded related to goodwill.

We included an estimated value of $8.3 million in current assets above and in deposits and other in the consolidated balance sheet related to the value of stock options held by employees of Cadillac Jack. The stock options entitled the holder to purchase shares of Amaya Inc., the former global parent of Cadillac Jack, based on the holder’s continued employment at Cadillac Jack through the vesting date, which was November 29, 2015.

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

The estimated fair values of acquired trade names, brand names and gaming technology platforms was primarily determined using the royalty savings method, which is a risk-adjusted discounted cash flow approach. The gaming technology platforms include $30.0 million of in-process research and development. The royalty savings method values an intangible asset by estimating the royalties saved through ownership of the asset. The royalty savings method requires identifying the future revenue that would be impacted by the trade name or intellectual property (or royalty-free rights to the assets), multiplying it by a royalty rate deemed to be avoided through ownership of the asset and discounting the projected royalty savings amounts back to the acquisition date.  The royalty rate used in such valuation was based on a consideration of market rates for similar categories of assets.

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

AP GAMING HOLDCO INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

adjustments. The pro forma statements of operations do not reflect: (1) any anticipated synergies (or costs to achieve synergies) or (2) the impact of non-recurring items directly related to the Cadillac Jack acquisition.

	Year ended December 31,
	2015	2014
Revenue	$156,110	$160,341
Net loss	$54,682	$83,709

Gamingo Limited

On June 15, 2015, the Company purchased 100% of the equity of Gamingo Limited (formerly known as “RocketPlay”, currently known as “AGSi”), a leading gaming company developing social casino titles for mobile devices. With primary offices in San Francisco and Tel Aviv, AGSi’s flagship product, Lucky Play Casino, gives players a casino-quality experience with EGMs, table products, tournaments, and live events. The total consideration of $8.8 million includes an estimated $5.0 million of contingent consideration that is payable based on the operating results of AGSi during a twelve-month measurement period that ended on December 31, 2016. The amount of the contingent consideration recorded was estimated at the purchase date and is subject to change based on changes in the estimated operating results of AGSi and has been recorded in other long-term liabilities in the consolidated balance sheet. As of December 31, 2015 the recorded value of the contingent consideration was written off in full to write downs and other charges based on the estimated fair value on that date.

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

Intellectual Property Acquisitions

During the quarter ended September 30, 2015, the Company acquired certain intangible assets related to the purchase of table products and table product related intellectual property.  Some of the acquisitions were accounted for as an acquisition of a business and the assets acquired and liabilities assumed were measured based on our preliminary estimates of their fair values at the acquisition dates. The total consideration of $10.0 million includes an estimated $1.5 million of contingent consideration that is payable periodically based on a percentage of product revenue earned on the related table products.  The amount of the contingent consideration recorded was estimated at the purchase date and is subject to change based on changes in the estimated product revenue and has been recorded in other long-term liabilities in the consolidated balance sheet.  The consideration was allocated primarily to goodwill for $3.4 million and intangible assets for $5.7 million, which will be amortized over a weighted average period of 8.5 years.

2014 Acquisitions

On May 6, 2014, the Company purchased 100% of the equity of C2 Gaming, LLC (“C2 Gaming”) for $23.3 million in cash, subject to terms outlined in the equity purchase agreement (the “C2 Acquisition Agreement”). C2 Gaming is an innovative manufacturer and developer of EGMs based in Las Vegas, Nevada. The purchase was expected to provide for the distribution of C2 Gaming’s platform and content to an increased number of markets in the United States. The acquisition was funded by an initial cash payment and an agreement to pay the sellers $9.0 million on the one-year anniversary of the closing of the acquisition, which was paid during the quarter ended June 30, 2015. The acquisition also included an amount of contingent consideration of $3.0 million that was payable upon the satisfaction of certain milestones, including the submission and approval of video slot platforms to various jurisdictions as outlined in the C2 Acquisition Agreement.

The following summarizes the consideration paid for C2 Gaming (in thousands):

Paid at close	$11,000
One-year payment	9,000
Contingent consideration	3,000
Working capital adjustment	273
Total consideration	$23,273

AP GAMING HOLDCO INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
NOTE 3. PROPERTY AND EQUIPMENT
Property and equipment, net consist of the following (in thousands):

	December 31, 2016	December 31, 2015
Gaming equipment	$108,635	$89,361
Other property and equipment	13,900	14,976
Less: Accumulated depreciation	(54,609)	(37,638)
Total property and equipment, net	$67,926	$66,699

Gaming equipment and other property and equipment are depreciated over the respective useful lives of the assets ranging from three to six years. Depreciation expense was $27.0 million, $23.4 million and $16.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE 4. GOODWILL AND INTANGIBLES

There were no accumulated impairments of goodwill as of December 31, 2016. Changes in the carrying amount of goodwill are as follows (in thousands):

	Gross Carrying Amount
	EGM	Table Products	Interactive	Total
Balance at December 31, 2014	$77,617	$—	$—	$77,617
Acquisition - Cadillac Jack	171,497	—	—	171,497
Acquisition - AGSi	—	—	4,855	4,855
Acquisition - Intellectual Property	—	2,600	—	2,600
Foreign currency adjustments	(2,282)	—	—	(2,282)
Other	(409)	—	(27)	(436)
Balance at December 31, 2015	246,423	2,600	4,828	253,851
Foreign currency adjustments	(3,627)	—	—	(3,627)
Purchase accounting adjustment	—	800	—	800
Balance at December 31, 2016	$242,796	$3,400	$4,828	$251,024

The Company performed an annual impairment test on each of its reporting units as of October 1, 2016.  For the EGM and Table Product reporting units we began with a qualitative assessment, commonly referred to as “Step 0”, and determined it is not more likely than not that the EGM and Table Product reporting units’ fair value of goodwill are less than their carrying value. This qualitative assessment primarily relied on the significant amount of cushion determined in prior year quantitative analyses, favorable current forecasts compared to those used in the prior year analysis, the general economic environment and industry and market conditions.

For the Interactive reporting unit, which has a goodwill carrying value of $4.8 million, the Company performed a quantitative, or “Step 1” analysis.  In performing the interim Step 1 goodwill impairment test for our Interactive reporting unit, we estimated the fair value of the Interactive reporting unit using an income approach that analyzed projected discounted cash flows. We used projections of revenues and operating costs with estimated growth rates during the forecast period, capital expenditures and cash flows that considered historical and estimated future results and general economic and market conditions, as well as the estimated impact of planned business and operational strategies. The estimates and assumptions used in the discounted cash flow analysis included a terminal year long-term growth rate of 4.0% and an overall discount rate of 15% based on our weighted average cost of capital for the Company and premiums for the small size of the reporting unit and forecast risk.

The Step 1 analysis determined that the Interactive reporting unit’s fair value was greater than its carrying value.

Intangible assets consist of the following (in thousands):

		December 31, 2016			December 31, 2015
	Useful Life (years)	Gross Value	Accumulated Amortization	Net Carrying Value	Gross Value	Accumulated Amortization	Net Carrying Value
Indefinite lived trade names	Indefinite	$12,126	$—	$12,126	$12,126	$—	$12,126
Trade and brand names	7	13,600	(4,671)	8,929	13,600	(1,721)	11,879
Customer relationships	7	165,078	(49,528)	115,550	170,927	(26,676)	144,251
Contract rights under development and placement fees	1 - 7	16,488	(5,235)	11,253	16,311	(548)	15,763
Gaming software and technology platforms	1 - 7	123,596	(49,014)	74,582	116,930	(23,735)	93,195
Intellectual property	10 - 12	12,780	(2,343)	10,437	14,030	(888)	13,142
		$343,668	$(110,791)	$232,877	$343,924	$(53,568)	$290,356

AP GAMING HOLDCO INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intangible assets are amortized over their respective estimated useful lives ranging from one to twelve years. Amortization expense related to intangible assets was $53.2 million, $38.3 million and $16.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the years ended December 31, 2015 and 2014, the Company recognized impairment charges related to internally developed gaming titles of $3.4 million and $1.4 million, respectively. There were no impairments related to internally developed gaming titles for the year ended December 31, 2016.

The Company enters into development agreements and placement fee agreements with certain customers to secure floor space under lease agreements for its gaming machines. Amounts paid in connection with the development agreements are repaid to the Company in accordance with the terms of the agreement, whereas placements fees are not reimbursed. For development agreements in the form of a loan, interest income is recognized on the repayment of the notes based on the stated rate or, if not stated explicitly in the development agreement, on an imputed interest rate. If the stated interest rate is deemed to be other than a market rate or zero, a discount is recorded on the note receivable as a result of the difference between the stated and market rate and a corresponding intangible asset is recorded. The intangible asset is recognized in the financial statements as a contract right under development agreement and amortized as a reduction in revenue over the term of the agreement. Placement fees can be in the form of cash paid upfront or free lease periods and are accreted over the life of the contract and the expense is recorded as a reduction of revenue. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $4.7 million and $0.5 million for the years ended December 31, 2016 and 2015, respectively. The amount amortized in 2014 was nominal.

The estimated amortization expense of definite-lived intangible assets as well as the accretion of contract rights under development and placement fees, for each of the next five years and thereafter is as follows (in thousands):

	Amortization Expense	Placement Fee Accretion
For the year ended December 31,
2017	$50,153	$4,564
2018	48,626	3,794
2019	42,064	2,609
2020	25,951	57
2021	7,655	39
Thereafter	35,050	189
Total	$209,499	$11,252

NOTE 5. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Salary and payroll tax accrual	$6,594	$5,851
Taxes payable	2,128	2,440
Accrued interest	2	8
C2 Gaming contingent consideration (see Note 2)	—	1,125
Placement fees payable	4,000	4,525
Accrued other	4,978	4,305
Total accrued liabilities	$17,702	$18,254

AP GAMING HOLDCO INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 31,
	2016	2015
Senior secured credit facilities:
Term loans, interest at LIBOR or base rate plus 8.25% (9.25% at December 31, 2016), net of unamortized discount of $15.1 million and $18.2 million at December 31, 2016 and December 31, 2015, respectively.	$395,581	$396,717
Senior secured PIK notes, net of unamortized discount of $3.5 million and $3.9 million at December 31, 2016 and December 31, 2015, respectively.	133,286	118,764
Seller notes	20,116	18,902
Equipment long-term note payable and capital leases	4,792	5,826
Total debt(1)	553,775	540,209
Less: Current portion	(6,537)	(6,919)
Long-term debt	$547,238	$533,290
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

The senior secured credit facilities are guaranteed by AP Gaming Holdings, LLC, the AP Gaming I, LLC’s (the “Borrower”) material, wholly owned domestic subsidiaries (subject to certain exceptions), and are secured by a pledge by AP Gaming Holdings, LLC of the Borrower’s equity interest directly held by AP Gaming Holdings, LLC and a pledge of substantially all of the existing and future property and assets of the Borrower and the subsidiary guarantors, subject to certain exceptions. The senior secured credit facilities require that the Borrower maintain a maximum net first lien leverage ratio set at a maximum of 5.5 to 1. The senior secured credit facilities contain limitations on additional indebtedness, guarantees, incurrence of liens, investments and distributions, as defined. The senior secured credit facilities also contain customary events of default included in similar financing transactions, including, among others, failure to make payments when due, default under other material indebtedness, breach of covenants, breach of representations and warranties, involuntary or voluntary bankruptcy, and material judgments. The Company was in compliance with the covenants of the senior secured credit facilities at December 31, 2016.

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

The Notes contain limitations on additional indebtedness, guarantees, incurrence of liens, investments and distributions, as defined. The Notes also contains customary events of default included in similar transactions, including, among others, failure to make payments when due, acceleration of other material indebtedness, breach of covenants, breach of representations and warranties, involuntary or voluntary bankruptcy, and material judgments. At December 31, 2016, the Notes totaled $133.3 million, which includes capitalized interest of $21.8 million.

Seller Notes

On December 20, 2013, the Company issued two promissory notes (the “AGS Seller Notes”) to AGS Holdings, LLC, in the amounts of $2.2 million and $3.3 million, to the previous owners of the Company’s primary operating company. At December 31, 2016, notes payable related to the AGS Seller Notes totaled $7.1 million, which includes capitalized interest of $1.6 million. The AGS Seller Notes accrue interest on the unpaid principal balance at 8.5% per annum and shall be payable semi-annually in arrears on June 30 and December 31, commencing on June 30, 2014. Any interest accrued and payable on any interest payment date will be paid by capitalizing such interest and adding it to (and thereby increasing) the outstanding principal amount of this AGS Seller Notes. All principal and interest under the AGS Seller Notes is due and payable on June 18, 2021, the maturity date. The Company may prepay from time to time all or any portion of the outstanding principal balance due under the AGS Seller Notes.

On May 29, 2015, the Company issued a promissory note to Amaya Inc. (the “Amaya Seller Note”) with an initial principal amount of $12.0 million to satisfy the conditions set forth in the stock purchase agreement for Cadillac Jack. The Amaya Seller Note accrues interest on the unpaid principal amount at 5.0% per annum and is payable semi-annually on June 30 and December 31 (and on May 29, 2023, the maturity date of the note), commencing on June 30, 2015. All interest accrued and payable on any interest payment date will be paid by capitalizing such interest and adding it to (and thereby increasing) the outstanding principal amount of the Amaya Seller Note. All principal under the note is due and payable on May 29, 2023.  The Amaya Seller Note is required to be prepaid under certain circumstances, such as refinancing our senior secured credit facilities or a pubic equity offering as described in the note agreement. The Company may prepay from time to time all or any portion of the outstanding principal balance due under the Amaya Seller Note.  The Amaya Seller Note includes certain covenants and events of default that are customary for instruments of this type. At December 31, 2016, the Amaya Seller Note totaled $13.0 million, which includes capitalized interest of $1.0 million.

Equipment Long Term Note Payable and Capital Leases

The Company has entered into a financing agreement to purchase certain gaming devices, systems and related equipment and has entered into leases for servers and equipment that are accounted for as capital leases.

Scheduled Maturities of Long-Term Debt

Aggregate contractual future principal payments (excluding the effects of repayments for excess cash flow) of long-term debt for the years following December 31, 2016, are as follows (in thousands):

AP GAMING HOLDCO INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the year ending December 31,
2017	$6,537
2018	6,350
2019	4,605
2020	397,953
2021	143,920
Thereafter	12,998
Total scheduled maturities	572,363
Unamortized debt discount and debt issuance costs	(18,588)
Total long-term debt	$553,775

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

As of December 31, 2016, 108,307 Class B Shares issued to “Management Holder,” as defined in the Securityholders Agreement dated April 28, 2014 (the “Securityholders Agreement”) were outstanding. The Class B Shares issued to Management Holder’s are not considered issued for accounting purposes as they contain a substantive performance condition that must be met for the Management Holder to benefit from the ownership of the shares. As a result, shares issued to Management Holder’s are not considered issued for accounting purposes until such time that the performance condition is met.

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

NOTE 8. WRITE DOWNS AND OTHER CHARGES

During the year ended December 31, 2016, the Company recognized $3.3 million in write-downs and other charges, driven by a $3.3 million impairment of an intangible asset related to a customer contract that the Company expects will provide less benefit than originally estimated from the Cadillac Jack acquisition, write-down of long-lived assets of $2.0 million related to older generation gaming machines, and losses from the disposal of assets of $1.0 million. These charges were offset by a $3.0 million fair value adjustment to a contingent consideration receivable related to the Cadillac Jack acquisition.

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

There were no potentially dilutive securities for the years ended December 31, 2016, 2015, 2014.

Excluded from the calculation of diluted EPS for the year ended December 31, 2016 and December 31, 2015, were 50,000 restricted shares and 0.3 million stock options, as such securities were anti-dilutive. Excluded from the calculation of diluted EPS for the year ended December 31, 2014, were 50,000 restricted shares and 0.4 million stock options, as such securities were anti-dilutive.

NOTE 10. BENEFIT PLANS

The Company has established a 401(k) defined contribution plan (the “401(k) Plan”) for its employees. The 401(k) Plan allows employees to contribute up to 15% of their pretax earnings, and the Company may match a percentage of the contributions on a discretionary basis. The expense associated with the 401(k) Plan for the years ended December 31, 2016, 2015 and 2014 was $0.9 million, $0.6 million and $0.3 million, respectively. The increase in the expense associated with the 401(k) Plan in each year is primarily attributable to increased headcount and participation.

On April 28, 2014, the Board of Directors of the Company approved the 2014 Long-Term Incentive Plan (“LTIP”). Under the LTIP, the Company is authorized to grant nonqualified stock options, rights to purchase Class B Shares, restricted stock, restricted stock units and other awards to be settled in, or based upon, Class B Shares to persons who are directors and employees of and consultants to the Company or any of its subsidiaries on the date of the grant. The LTIP will terminate ten years after approval by the Board. Subject to adjustments in connection with certain changes in capitalization, the maximum number of Class B Shares that may be delivered pursuant to awards under the LTIP is 1,250,000. As of December 31, 2016, approximately 200,000 shares remain available for issuance.

NOTE 11. SHARE-BASED COMPENSATION

Stock Options

The Company has granted stock awards to eligible participants under the LTIP. The stock awards include options to purchase the Company’s Class B Shares. These stock options include a combination of service and market conditions, as further described below. In addition, these stock options include a performance vesting condition, a Qualified Public Offering (see Note 7), which is not considered to be probable as of December 31, 2016. As a result, no share-based compensation expense for stock options has been recognized and none will be recognized for these stock awards until the performance condition is considered to be probable. When the performance condition is considered probable, the stock awards will vest in accordance with the underlying service and market conditions.

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

	Year Ended December 31,
	2016	2015	2014
Option valuation assumptions:
Expected dividend yield	—%	—%	—%
Expected volatility	56%	55%	73%
Risk-free interest rate	1.64%	1.69%	1.63%
Expected term (in years)	6.3	6.4	5.0

A summary of the changes in stock options outstanding during the year ended December 31, 2016, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2015	765,375	$12.46
Granted	247,600	$17.01
Canceled	(117,875)	$15.25
Options outstanding as of December 31, 2016	895,100	$13.35	8.2	$3,457,748
Exercisable as of December 31, 2016	108,791	$11.42	7.7	$629,405
No options expired or were forfeited for the year ended December 31, 2016.
The following is provided for stock options granted:

	Year Ended December 31,
	2016	2015	2014
Weighted average grant date fair value	$8.96	$7.44	$5.38

Restricted awards

A summary of the changes in restricted stock awards outstanding during the year ended December 31, 2016, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2016	40,000	$10.00
Vested	10,000	$10.00
Nonvested at December 31, 2016	30,000	$10.00

No restricted awards were granted or forfeited during the year ended December 31, 2016.

The following is provided for the share award vesting from the plans:

	Year Ended December 31,
	2016	2015	2014
Weighted average grant date fair value	$—	$—	$10.00

No restricted stock was granted, canceled or forfeited during the years ended December 31, 2016 and 2015. During the year ended December 31, 2014, the Company granted 50,000 restricted Class B Shares that vest in five equal installments on

AP GAMING HOLDCO INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

each of the first five anniversaries of the grant date. This restricted stock includes a service condition and a performance vesting condition (a Qualified Public Offering), which was not considered to be probable of occurring as of December 31, 2016. As a result, no share-based compensation expense was recognized for the years ended December 31, 2016, 2015 and 2014, and none will be recognized for restricted stock until the performance condition is considered to be probable. When the performance condition is considered probable, the stock awards will vest in accordance with the underlying service condition.

NOTE 12. RESTRUCTURING

We recorded no employee termination and restructuring costs during the year ended December 31, 2016. We recorded employee termination and restructuring costs of $1.4 million and $1.2 million during the years ended December 31, 2015 and 2014, respectively. We do not anticipate additional costs associated with the following plans in excess of amounts accrued below. Employee termination and restructuring costs are classified in selling, general and administrative as well as research and development expense and have been recorded for the following restructuring plans.

Cadillac Jack Integration Plan

In June 2015, we took actions to reduce the staff in all of our locations and to streamline our operations and cost structure. The Company has also entered into retention agreements with certain employees that will be paid upon the completion of their service period.

The following table summarizes the change in our restructuring accruals for the year ended December 31, 2016 (in thousands), which is included in accounts payable and accrued liabilities in the consolidated balance sheets:

	December 31, 2015	Charge to expense	Cash paid	December 31, 2016
Accrued severance	$37	$—	$37	$—
Total	$37	$—	$37	$—

NOTE 13. INCOME TAXES

The components of loss before provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Domestic	$(69,020)	$(66,728)	$(26,187)
Foreign	(15,354)	(7,906)	—
Loss before provision for income taxes	$(84,374)	$(74,634)	$(26,187)

AP GAMING HOLDCO INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The income tax (benefit) expense is as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Current:
Federal	$(958)	$932	$—
State	113	(10)	7
Foreign	5,865	1,424	—
Total current income tax expense	5,020	2,346	7

Deferred:
Federal	(7,550)	(34,589)	2,005
State	(31)	(2,506)	177
Foreign	(439)	(1,340)	—
Total deferred income (benefit) expense	(8,020)	(38,435)	2,182

Income tax (benefit) expense	$(3,000)	$(36,089)	$2,189

The reconciliation of income tax at the federal statutory rate to the actual effective income tax rate (benefit) is as follows:

	Year ended December 31,
	2016	2015	2014
Federal statutory rate	(35.0)%	(35.0)%	(34.0)%
Foreign rate differential	0.2%	0.7%	—%
State income taxes, net of federal benefit	—%	(2.5)%	(0.8)%
Nondeductible loan costs	1.8%	1.5%	—%
Nondeductible transaction costs	—%	1.6%	—%
Other differences	3.2%	0.2%	0.6%
Expiration of tax credits	1.9%	—%	—%
Uncertain tax positions	0.6%	0.3%	—%
Valuation allowance	23.7%	(15.2)%	42.6%
	(3.6)%	(48.4)%	8.4%

AP GAMING HOLDCO INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of the net deferred tax liability consist of the following (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Accrued expenses	$662	$608
Allowance for bad debt	1,175	1,176
Payroll accruals	1,818	2,085
Foreign tax credits	9,541	8,834
Net operating loss carryforwards	47,019	35,862
Property and equipment, net	1,830	—
Research and development credits	1,420	1,569
Loan costs and interest	3,441	3,519
Other	1,654	2,017
Total deferred tax assets	68,560	55,670
Valuation allowance	(28,211)	(8,274)
Deferred tax assets, net of valuation allowance	$40,349	$47,396

Deferred tax liabilities:
Prepaid expenses and other	$(512)	$(1,033)
Intangible assets	(46,785)	(60,309)
Property and equipment, net	—	(1,364)
Deferred tax liabilities	(47,297)	(62,706)
Net deferred tax liabilities	$(6,948)	$(15,310)

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. Due to cumulative foreign losses, there is no deferred tax liability recorded for unremitted foreign earnings.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize the existing deferred tax assets. On the basis of this evaluation, as of December 31, 2016, a valuation allowance of $28.2 million has been established against deferred tax assets.

The Company’s Mexican customers are required under the U.S.-Mexico tax treaty to withhold 10% of their payments due to the Company for license fees, which can be used as foreign tax credits on the Company’s U.S. federal income tax return. The foreign tax credits are not refundable, but can be carried forward for 10 years to offset future tax liability. Of the Company’s $9.5 million in foreign tax credits, approximately $1.7 million begin to expire starting in 2017. In addition, the Company has $1.4 million of research and development credits which begin to expire in 2028. A full valuation allowance has been recorded on the foreign tax credits and research and development credits.

The Company has net operating loss (“NOL”) carryforwards for U.S. federal purposes of $115.9 million, in foreign jurisdictions of $18.6 million and various U.S. states of $43.6 million. The U.S. federal NOL carryforwards begin to expire in 2031, the Mexican NOL carryforwards begin to expire in 2021, and the U.S. state NOL carryforwards begin to expire in 2018.

The Company has uncertain tax positions with respect to prior tax filings. The uncertain tax positions, if asserted by taxing authorities, would result in utilization of the Company’s tax credit and operating loss carryovers. The credit and operating loss carryovers presented as deferred tax assets are reflected net of these unrecognized tax benefits.

AP GAMING HOLDCO INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company had the following activity for unrecognized tax benefits in 2016 (amounts in thousands):

	December 31, 2016	December 31, 2015
Balance-beginning of year	$29,523	$—
Acquisitions	—	29,701
Increases based on tax positions of the current year	1,005	795
Decreases due to lapse of statute	(236)	—
Increases based on tax positions of the prior years	1,963	—
Decreases based on tax positions of the prior years	(664)	—
Currency translation adjustments	(1,427)	(973)
Balance-end of year	$30,164	$29,523

As of December 31, 2014, we have not recorded a reserve for unrecognized tax benefits or penalties.

The Company applies a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes the impact of a tax position in the financial statements when the position is more likely than not of being sustained on audit based on the technical merits of the position.

The total amount of unrecognized tax benefits as of December 31, 2016 was $30.2 million. Of this amount, $11.5 million, if recognized, would be included in our Consolidated Statements of Operations and Comprehensive Loss and have an impact on our effective tax rate. The Company does not anticipate a material reduction of its liability for unrecognized tax benefits before December 31, 2017.

The Company recognizes interest and penalties accrued for unrecognized tax benefits in income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued penalties and interest of $0.4 million during 2016 and in total, as of December 31, 2016, has recognized a liability for penalties and interest of $8.4 million.

The Company entered into an indemnification agreement with the prior owners of Cadillac Jack whereby the prior owners have agreed to indemnify the Company for changes in tax positions by taxing authorities for periods prior to the acquisition. As of December 31, 2016, an indemnification receivable of $16.4 million has been recorded as an other asset in the financial statements. This amount includes the indemnification of the original pre-acquisition tax positions along with any related accrued interest and penalties. If the related unrecognized tax benefits are subsequently recognized, a corresponding charge to relieve the associated indemnification receivables would be recognized in our Consolidated Statements of Operations and Comprehensive Loss and have an impact on operating income.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases administrative and warehouse facilities and certain equipment under non-cancelable operating leases. Rent expense was $2.5 million, $2.0 million, and $0.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Future minimum lease payments under these leases in excess of one year as of December 31, 2016 are as follows (in thousands):

For the year ended December 31,
2017	$1,533
2018	1,177
2019	1,054
2020	1,091
2021	649
Thereafter	157
Total	$5,661

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

NOTE 15. OPERATING SEGMENTS

In the fourth quarter of fiscal year 2016, the Company revised its business segment disclosures to report results by segment in accordance with the “management approach.” The management approach designates the internal reporting used by our chief operating decision maker, who is our Chief Executive Officer, for making decisions and assessing performance of our reportable segments.

See Note 1 for a detailed discussion of our three segments. Each segment’s activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of its product lines. We evaluate the performance of our operating segments based on revenues and segment adjusted EBITDA.

Segment revenues include leasing, licensing, or selling of products within each reportable segment. Segment adjusted EBITDA includes the revenues and operating expenses from each segment adjusted for depreciation, amortization, write downs and other charges, accretion of placement fees, non-cash compensation, as well as other costs such as certain acquisitions and integration related costs including restructuring and severance charges; legal and litigation expenses including settlement payments; new jurisdictions and regulatory licensing costs; non-cash charges on capitalized installation and delivery; contract cancellation fees; and other adjustments primarily composed of professional fees incurred by the Company for projects, corporate and public filing compliance and other costs deemed to be non-recurring in nature. Revenues in each segment are attributable to third parties and segment operating expenses are directly associated with the product lines included in each segment such as research and development, product approval costs, product-related litigation expenses, sales commissions and other directly-allocable sales expenses. Cost of gaming operations and cost of equipment sales primarily include the cost of products sold, service, manufacturing overhead, shipping and installation.

Segment adjusted EBITDA excludes other income and expense, income taxes and certain expenses that are managed outside of the operating segments.

AP GAMING HOLDCO INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following provides financial information concerning our reportable segments for the years ended December 31:

	2016	2015	2014
Revenues by segment
EGM	$156,407	$119,617	$72,028
Table Products	2,674	1,672	112
Interactive	7,725	2,003	—
Total Revenues	166,806	123,292	72,140
Adjusted EBITDA by segment
EGM	91,729	66,267	40,552
Table Products	(1,663)	(1,402)	(343)
Interactive	(4,727)	(2,518)	—
Subtotal	85,339	62,347	40,209
Write downs and other:
Loss on disposal of long lived assets	978	1,275	1,937
Impairment of long lived assets	5,295	4,993	2,327
Fair value adjustments to contingent consideration and other items	(3,000)	(2,667)	—
Acquisition costs	(11)	8,165	2,804
Depreciation and amortization	80,181	61,662	33,405
Accretion of placement fees(1)	4,702	496	58
Non-cash compensation	—	4,911	—
Acquisitions & integration related costs including restructuring & severance	5,411	7,818	3,582
Legal & litigation expenses including settlement payments	1,565	1,916	450
New jurisdictions and regulatory licensing costs	1,315	256	266
Non-cash charge on capitalized installation and delivery	1,680	1,441	643
Non-cash charges and loss on disposition of assets	2,478	234	561
Other adjustments	1,809	1,286	2,597
Interest expense	59,963	41,642	17,235
Interest income	(57)	(82)	(42)
Other expense (income)	7,404	3,635	573
Loss before income taxes	$(84,374)	$(74,634)	$(26,187)
(1) Non-cash expense related to the accretion of contract rights under development agreements and placement fees.

The Company’s Chief Operating Decision Maker does not receive a report with a measure of total assets or capital expenditures for each reportable segment as this information is not available or necessary for the evaluation of segment performance. Therefore, the Company has not provided asset and capital expenditure information by reportable segment.

AP GAMING HOLDCO INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following provides financial information concerning our operations by geographic area for the years ended December 31 (in thousands):

	Year ended December 31,
Revenue:	2016	2015	2014
United States	138,510	110,392	72,140
Other	28,296	12,900	—
	166,806	123,292	72,140

	Year ended December 31,
Long-lived assets, end of year:	2016	2015	2014
United States	$70,208	$63,858	$44,045
Other	5,169	6,909	69
	$75,377	$70,767	$44,114

NOTE 16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present selected quarterly financial information for 2016 and 2015, as previously reported (in thousands).

	Quarter ended March 31, 2016	Quarter ended June 30, 2016	Quarter ended September 30, 2016	Quarter ended December 31, 2016
Consolidated Income Statement Data:
Revenues	$40,235	$42,618	$41,208	$42,745
Loss from operations	(4,206)	(4,338)	(7,117)	(1,403)
Net (loss) income	(21,066)	(18,839)	(21,235)	(20,234)
Basic loss per share	(1.41)	(1.26)	(1.42)	(1.36)
Diluted loss per share	(1.41)	(1.26)	(1.42)	(1.36)

	Quarter ended March 31, 2015	Quarter ended June 30, 2015	Quarter ended September 30, 2015	Quarter ended December 31, 2015
Consolidated Income Statement Data:
Revenues	$18,795	$26,296	$38,105	$40,096
Loss from operations	(3,736)	(11,339)	(13,017)	(1,347)
Net (loss) income	(9,235)	2,849	(23,279)	(8,880)
Basic income (loss) per share	(0.92)	0.24	(1.56)	(0.69)
Diluted income (loss) per share	(0.92)	0.24	(1.56)	(0.69)

AP GAMING HOLDCO INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ITEM 15(a)(2). FINANCIAL STATEMENT SCHEDULES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

AP GAMING HOLDCO, INC.
(PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$10,171	$25,972
Prepaid expenses	40	63
Total current assets	10,211	26,035
Deferred tax asset	—	3,528
Investment in subsidiaries	153,926	203,390
Total assets	$164,137	$232,953

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$36	$—
Intercompany payables	93	20
Total current liabilities	129	20
Long-term debt	146,284	131,125
Other long-term liabilities	1,296	1,271
Total liabilities	147,709	132,416
Stockholders’ equity:
Common stock	149	149
Additional paid-in capital	177,276	177,276
Retained earnings	(156,451)	(75,077)
Accumulated other comprehensive loss	(4,546)	(1,811)
Total stockholders’ equity	16,428	100,537
Total liabilities and stockholders’ equity	$164,137	$232,953

AP GAMING HOLDCO INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

AP GAMING HOLDCO, INC.
(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF OPERATIONS
(in thousands)

	Year ended December 31,
	2016	2015	2014
Operating expenses
Selling, general and administrative	$231	$546	$1,512
Total operating expenses	231	546	1,512
Loss from operations	(231)	(546)	(1,512)
Other expense (income)
Equity in net loss of subsidiaries	62,450	33,405	26,870
Interest expense	15,165	8,123	—
Interest income	—	(1)	(6)
Loss before income taxes	(77,846)	(42,073)	(28,376)
Income tax benefit (expense)	(3,528)	3,528	—
Net loss	(81,374)	(38,545)	(28,376)
Foreign currency translation adjustment	(2,735)	(2,099)	289
Total comprehensive loss	$(84,109)	$(40,644)	$(28,087)

AP GAMING HOLDCO INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

AP GAMING HOLDCO, INC.
(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands, except per share data)

	Year ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(81,374)	$(38,545)	$(28,376)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of deferred loan costs and discount	340	143	—
Payment-in-kind interest capitalized	14,819	7,980	—
Equity in net loss of subsidiaries	62,450	33,405	26,870
(Benefit) provision of deferred income tax	3,528	(3,528)	—
Changes in assets and liabilities that relate to operations:
Prepaid expenses	23	6	(69)
Intercompany payable/receivable	148	455	455
Accounts payable and accrued liabilities	35	(24)	24
Net cash (used in) provided by operating activities	(31)	(108)	(1,096)
Cash flows from investing activities
Investment in subsidiaries	(15,720)	(172,484)	(11,635)
Distributions received from subsidiaries	—	1,322	2,737
Net cash used in investing activities	(15,720)	(171,162)	(8,898)
Cash flows from financing activities
Proceeds from issuance of debt	—	111,550	—
Proceeds from issuance of common stock	—	77,425	—
Proceeds from employees in advance of common stock issuance	—	579	1,969
Repurchase of shares issued to management	(50)	(277)	—
Payment of deferred loan costs	—	(548)	—
Net cash provided by financing activities	(50)	188,729	1,969
Increase (decrease) in cash and cash equivalents	(15,801)	17,459	(8,025)
Cash and cash equivalents, beginning of period	25,972	8,513	16,538
Cash and cash equivalents, end of period	$10,171	$25,972	$8,513

Non-cash investing and financing activities:
Subsidiary payment for share repurchase on Company’s behalf	$—	$1,000	$—
Intercompany payable settled as distribution	$—	$890	$—
Incurrence of Amaya Seller Note	$—	$12,000	$—

AP GAMING HOLDCO INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

AP GAMING HOLDCO, INC.
(PARENT COMPANY ONLY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The parent company financial statements of AP Gaming Holdco, Inc. (the “ Parent Company”) should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes thereto. For purposes of these condensed financial statements, the Parent Company’s wholly owned and majority owned subsidiaries are recorded based upon its proportionate share of the subsidiaries’ net assets (similar to presenting them on the equity method).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted since this information is included in the Company’s consolidated financial statements included elsewhere in this Form 10-K.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

The Parent Company is a holding company and, as a result, its ability to pay dividends is dependent on its subsidiaries’ ability to obtain funds and its subsidiaries' ability to provide funds to it. Restrictions are imposed by its subsidiaries' debt instruments, which significantly restrict certain key subsidiaries holding a majority of its assets from making dividends or distributions to the Parent Company. These restrictions are subject to certain exceptions for affiliated overhead expenses as defined in the agreements governing the debt instruments, unless certain financial and non-financial criteria have been satisfied.

Long-term debt of the Parent Company consists of the senior secured PIK notes and the Amaya Seller Note as described below.

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

The Notes contain limitations on additional indebtedness, guarantees, incurrence of liens, investments and distributions, as defined. The Notes also contains customary events of default included in similar transactions, including, among others, failure to make payments when due, acceleration of other material indebtedness, breach of covenants, breach of representations and warranties, involuntary or voluntary bankruptcy, and material judgments. At December 31, 2016, the Notes totaled $133.3 million, which includes capitalized interest of $21.8 million.

Seller Note

On May 29, 2015, the Company issued a promissory note to Amaya Inc. (the “Amaya Seller Note”) with an initial principal amount of $12.0 million to satisfy the conditions set forth in the stock purchase agreement for Cadillac Jack. The Amaya Seller Note accrues interest on the unpaid principal amount at 5.0% per annum and is payable semi-annually on June 30 and December 31 (and on May 29, 2023, the maturity date of the note), commencing on June 30, 2015. All interest accrued and payable on any interest payment date will be paid by capitalizing such interest and adding it to (and thereby increasing) the outstanding principal amount of the Amaya Seller Note. All principal under the note is due and payable on May 29, 2023.  The

AP GAMING HOLDCO INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Amaya Seller Note is required to be prepaid under certain circumstances described in more detail in the note agreement. The Company may prepay from time to time all or any portion of the outstanding principal balance due under the Amaya Seller Note.  The Amaya Seller Note includes certain covenants and events of default that are customary for instruments of this type. At December 31, 2016, the Amaya Seller Note totaled $13.0 million, which includes capitalized interest of $1.0 million.

AP GAMING HOLDCO INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Tax-related valuation allowance	Balance at the beginning of period	Charged to tax expense/(benefit)	Purchase accounting adjustments	Impact of foreign currency exchange rate	Balance at the end of period
Year ended December 31, 2016	$8,274	$19,962	$—	$(25)	$28,211
Year ended December 31, 2015	$14,260	$(11,787)	$5,727	$74	$8,274
Year ended December 31, 2014	$3,050	$11,210	$—	$—	$14,260