Form 10-Q
period 2017-03-31
AP Gaming Holdco, Inc.
filed 2017-05-10
CIK 1593548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarter ended March 31, 2017
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of May 5, 2017, there were 100 shares of the Registrant’s Class A common stock, $.01 par value per share, and 15,041,361 shares of the Registrant’s Class B common stock, $.01 par value per share, outstanding.
*The Company does not have any public stockholders. Accordingly, it does not maintain an investor relations website where Interactive Data Files would be posted.

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AP GAMING HOLDCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)
(unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$7,642	$17,977
Restricted cash	100	100
Accounts receivable, net of allowance of $1,740 and $1,972, respectively	23,989	24,035
Inventories	11,712	10,729
Prepaid expenses	3,676	2,609
Deposits and other	3,227	3,052
Total current assets	50,346	58,502
Property and equipment, net	70,821	67,926
Goodwill	252,728	251,024
Deferred tax asset	9	9
Intangible assets	222,068	232,877
Other assets	20,891	23,754
Total assets	$616,863	$634,092

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,242	$8,790
Accrued liabilities	17,576	17,702
Current maturities of long-term debt	6,287	6,537
Total current liabilities	30,105	33,029
Long-term debt	541,550	547,238
Deferred tax liability - noncurrent	8,315	6,957
Other long-term liabilities	31,976	30,440
Total liabilities	611,946	617,664
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock at $0.01 par value; 100,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value; 30,000,100 shares authorized; 100 Class A Shares issued and outstanding at March 31, 2017 and December 31, 2016, and 14,931,529 Class B Shares issued and outstanding at March 31, 2017 and December 31, 2016.	149	149
Additional paid-in capital	177,276	177,276
Accumulated deficit	(168,837)	(156,451)
Accumulated other comprehensive loss	(3,671)	(4,546)
Total stockholders’ equity	4,917	16,428
Total liabilities and stockholders’ equity	$616,863	$634,092
The accompanying notes are an integral part of these condensed consolidated financial statements.

AP GAMING HOLDCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(amounts in thousands, except per share data)
 (unaudited)

	Three months ended March 31,
	2017	2016
Revenues
Gaming operations	$40,433	$38,638
Equipment sales	7,341	1,597
Total revenues	47,774	40,235
Operating expenses
Cost of gaming operations[1]	7,471	6,273
Cost of equipment sales[1]	3,852	170
Selling, general and administrative	10,281	12,683
Research and development	5,304	4,663
Write downs and other charges	232	110
Depreciation and amortization	18,451	20,542
Total operating expenses	45,591	44,441
Income (loss) from operations	2,183	(4,206)
Other (income) expense
Interest expense	15,160	14,616
Interest income	(15)	(23)
Other (income) expense	(2,809)	4,422
Loss before income taxes	(10,153)	(23,221)
Income tax (expense) benefit	(2,233)	2,155
Net loss	(12,386)	(21,066)
Foreign currency translation adjustment	875	81
Total comprehensive loss	$(11,511)	$(20,985)

Basic and diluted loss per common share:
Basic	$(0.83)	$(1.41)
Diluted	$(0.83)	$(1.41)
Weighted average common shares outstanding:
Basic	14,932	14,932
Diluted	14,932	14,932
(1) exclusive of depreciation and amortization

The accompanying notes are an integral part of these condensed consolidated financial statements.

AP GAMING HOLDCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(12,386)	$(21,066)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,451	20,542
Accretion of contract rights under development agreements and placement fees	1,149	1,170
Amortization of deferred loan costs and discount	939	847
Payment-in-kind interest capitalized	112	—
Provision for bad debts	595	118
Loss on disposition of assets	577	108
Impairment of assets	285	—
(Benefit) provision for deferred income tax	1,350	(2,074)
Changes in assets and liabilities that relate to operations:
Accounts receivable	637	(175)
Inventories	2,315	145
Prepaid expenses	(1,062)	134
Deposits and other	(90)	(257)
Other assets, non-current	(1,089)	4,301
Accounts payable and accrued liabilities	(4,564)	1,573
Net cash provided by operating activities	7,219	5,366
Cash flows from investing activities
Purchase of intangible assets	(358)	(56)
Software development and other expenditures	(2,210)	(2,151)
Proceeds from disposition of assets	—	87
Purchases of property and equipment	(11,861)	(5,460)
Net cash used in investing activities	(14,429)	(7,580)
Cash flows from financing activities
Payment of financed placement fee obligations	(1,320)	(1,525)
Payments on debt	(1,833)	(1,641)
Payment of previous acquisition obligation	—	(1,125)
Proceeds from employees in advance of common stock issuance	25	—
Net cash used in financing activities	(3,128)	(4,291)
Effect of exchange rates on cash and cash equivalents	3	1
Decrease in cash and cash equivalents	(10,335)	(6,504)
Cash and cash equivalents, beginning of period	17,977	35,722
Cash and cash equivalents, end of period	$7,642	$29,218

Supplemental cash flow information:
Cash paid during the period for interest	$9,655	$9,774
Cash paid during the period for taxes	$273	$310
Non-cash investing and financing activities:
Financed purchase of property and equipment	$—	$865

The accompanying notes are an integral part of these condensed consolidated financial statements.

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
AP Gaming Holdco, Inc. (the “Company,” “AP Gaming,” “we,” “us,” or “our”) is a leading designer and supplier of gaming products and services for the gaming industry. The Company is a leader in the Class II Native American and Mexican gaming jurisdictions and has expanded its product lines to include Class III Native American, commercial and charity jurisdictions. We supply electronic gaming machines (“slot machines”), server-based systems and back-office systems that are used by casinos and various gaming locations. Over the past three years, the Company has significantly broadened and diversified its product portfolio through both organic development and strategic acquisitions. We launched a new table products division in mid-2014 to provide live felt table games to casino operators. Through the acquisition of Amaya Americas Corporation (“Cadillac Jack”) on May 29, 2015, we greatly expanded our games library and slot machine offerings. The Company also acquired online developer Gamingo Limited (formerly known as “RocketPlay”, currently known as “AGSi”) in June 2015, further expanding its offerings to include interactive products such as social casino games, available to play on mobile devices.

The Company operates and reports in the following three segments:

A. Electronic Gaming Machines

Our EGM segment offers a selection of video slot titles developed for the global marketplace, as well as EGM cabinets such as ICON, Halo, Colossal Diamonds cabinet (“Big Red”), and Orion. In addition to providing complete EGM units, we offer conversion kits that allow existing game titles to be converted to other game titles offered within that operating platform.

B. Table Products

Our table products include live proprietary table games and side bets, as well as ancillary table products. Products include both internally developed and acquired proprietary table games, side bets, and table technology related to blackjack, poker, baccarat, craps and roulette. We have acquired a number of popular brands, including In-Bet, Buster Blackjack, Double Draw Poker and Criss Cross Poker that are based on traditional well-known public domain games such as blackjack and poker; however, these proprietary games provide intriguing betting options that offer more excitement and greater volatility to the player, ultimately enhancing our casino customers’ profitability. Our Tornado product is unique in that it allows players to control the spin of the roulette ball by pressing a remote ball activation device. We believe this mechanism enhances player interaction without altering traditional roulette rules and procedures; similarly, our Double Ball Roulette game creates a unique game experience by allowing players to use two balls instead of one.

C. Interactive

Our social gaming products are primarily delivered through our mobile apps, Lucky Play Casino and Vegas Fever. The apps contain several game titles available for consumers to play for fun and with coins that they purchase through the app. Some of our most popular social games include content that is also popular in land-based settings such as Colossal Diamonds, So Hot, and Monkey in the Bank.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures required by generally accepted accounting principles (“GAAP”) are omitted or condensed in these condensed consolidated financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) that are necessary for a fair statement of the Company's financial position, results of operations and cash flows for the interim periods have been made. The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

Property and Equipment

The cost of gaming equipment, consisting of gaming equipment as well as other property and equipment, is depreciated over their estimated useful lives, using the straight-line method for financial reporting. Repairs and maintenance costs are expensed as incurred. The Company routinely evaluates the estimated lives used to depreciate assets. The estimated useful lives are as follows:

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

Goodwill

The excess of the purchase price of an acquired business over the estimated fair value of the assets acquired and the liabilities assumed is recorded as goodwill. The Company tests for possible impairment of goodwill at least annually, on October 1, or when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company has the option to begin with a qualitative assessment, commonly referred to as “Step 0”, to determine whether it is more likely than not that the reporting unit’s fair value of goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as the general economic environment, industry and market conditions, changes in key assumptions used since the most recently performed valuation and overall financial performance of the reporting units. If the Company determines that it is more likely than not that a reporting unit’s fair value is less than its carrying value, the Company performs a quantitative goodwill impairment analysis, and depending upon the results of that measurement, the recorded goodwill may be written down and charged to income from operations when its carrying amount exceeds its estimated fair value. As of March 31, 2017, there were no indicators of impairment.

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

The carrying values of the Company’s cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short term maturities of these instruments. The fair value of our long-term debt is based on the quoted market prices for similar issues (Level 2 inputs). The estimated fair value of our long-term debt as of March 31, 2017 and December 31, 2016 was $558.4 million and $557.8 million, respectively.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued an accounting standards update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue from contracts with customers. The amendment outlines a single comprehensive model for entities to depict the transfer of goods or services to customers in amounts that reflect the payment to which a company expects to be entitled in exchange for those goods or services. The amendment also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. The ASU may be adopted using either a full retrospective transition method or a modified retrospective transition method and will be adopted by the Company on January 1, 2018. The Company will use the modified retrospective application approach and does not expect adoption of the new revenue standards to have a material impact on its consolidated financial statements as the majority of our revenue is recognized under lease accounting guidance.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new guidance clarifies the definition of a business in order to allow for the evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of adopting this guidance.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new amendments, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. We adopted this guidance prospectively at the beginning of first quarter 2017, which will simplify our future goodwill impairment testing.

We do not expect that any other recently issued accounting guidance will have a significant effect on our financial statements.

NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Gaming equipment	$114,108	$108,635
Other property and equipment	15,229	13,900
Less: Accumulated depreciation	(58,516)	(54,609)
Total property and equipment, net	$70,821	$67,926

Gaming equipment and other property and equipment are depreciated over the respective useful lives of the assets ranging from three to six years. Depreciation expense was $6.1 million and $7.3 million for the three months ended March 31, 2017 and 2016, respectively.

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 3. GOODWILL AND INTANGIBLES
There were no accumulated impairments of goodwill as of March 31, 2017. Changes in the carrying amount of goodwill are as follows (in thousands):

	Gross Carrying Amount
	EGM	Table Products	Interactive	Total
Balance at December 31, 2016	$242,796	$3,400	$4,828	$251,024
Foreign currency adjustments	1,704	—	—	1,704
Balance at March 31, 2017	$244,500	$3,400	$4,828	$252,728

Intangible assets consist of the following (in thousands):

		March 31, 2017			December 31, 2016
	Useful Life (years)	Gross Value	Accumulated Amortization	Net Carrying Value	Gross Value	Accumulated Amortization	Net Carrying Value
Indefinite lived trade names	Indefinite	$12,126	$—	$12,126	$12,126	$—	$12,126
Trade and brand names	3 - 5	13,600	(5,407)	8,193	13,600	(4,671)	8,929
Customer relationships	5 - 12	166,119	(54,588)	111,531	165,078	(49,528)	115,550
Contract rights under development and placement fees	1 - 7	16,496	(6,384)	10,112	16,488	(5,235)	11,253
Gaming software and technology platforms	2 - 7	124,997	(54,956)	70,041	123,596	(49,014)	74,582
Intellectual property	3 - 10	12,780	(2,715)	10,065	12,780	(2,343)	10,437
		$346,118	$(124,050)	$222,068	$343,668	$(110,791)	$232,877

Intangible assets are amortized over their respective estimated useful lives ranging from one to twelve years. Amortization expense related to intangible assets was $12.4 million and $13.3 million for the three months ended March 31, 2017 and 2016, respectively.

The Company enters into development agreements and placement fee agreements with certain customers to secure floor space under lease agreements for its gaming machines. Amounts paid in connection with the development agreements are repaid to the Company in accordance with the terms of the agreement, whereas placements fees are not reimbursed. For development agreements in the form of a loan, interest income is recognized on the repayment of the notes based on the stated rate or, if not stated explicitly in the development agreement, on an imputed interest rate. If the stated interest rate is deemed to be other than a market rate or zero, a discount is recorded on the note receivable as a result of the difference between the stated and market rate and a corresponding intangible asset is recorded. The intangible asset is recognized in the financial statements as a contract right under development agreement and amortized as a reduction in revenue over the term of the agreement. Placement fees can be in the form of cash paid upfront or free lease periods and are accreted over the life of the contract and the expense is recorded as a reduction of revenue. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $1.1 million and $1.2 million for the three months ended March 31, 2017 and 2016, respectively.

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 4. ACCRUED LIABILITIES
Accrued liabilities consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Salary and payroll tax accrual	$2,883	$6,594
Taxes payable	2,375	2,128
Accrued interest	4,031	2
Placement fees payable	4,000	4,000
Accrued other	4,287	4,978
Total accounts payable and accrued liabilities	$17,576	$17,702

NOTE 5. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Senior secured credit facilities:
Term loans, interest at LIBOR or base rate plus 8.25% (9.38% at March 31, 2017), net of unamortized discount and deferred loan costs of $14.3 million and $15.1 million at March 31, 2017 and December 31, 2016, respectively.	$395,329	$395,581
Senior secured PIK notes, net of unamortized discount and deferred loan costs of $3.4 million and $3.5 million at March 31, 2017 and December 31, 2016, respectively.	133,393	133,286
Seller notes	15,096	20,116
Equipment long-term note payable and capital leases	4,019	4,792
Total debt	547,837	553,775
Less: Current portion	(6,287)	(6,537)
Long-term debt	$541,550	$547,238

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

The senior secured credit facilities are guaranteed by AP Gaming Holdings, LLC, the AP Gaming I, LLC’s (the “Borrower”) material, wholly owned domestic subsidiaries (subject to certain exceptions), and are secured by a pledge by AP Gaming Holdings, LLC of the Borrower’s equity interest directly held by AP Gaming Holdings, LLC and a pledge of substantially all of the existing and future property and assets of the Borrower and the subsidiary guarantors, subject to certain exceptions. The senior secured credit facilities require that the Borrower maintain a maximum net first lien leverage ratio set at a maximum of 5.5 to 1 beginning with the first quarter ending June 30, 2014. The senior secured credit facilities contain limitations on additional indebtedness, guarantees, incurrence of liens, investments and distributions, as defined. The senior secured credit facilities also contain customary events of default included in similar financing transactions, including, among others, failure to make payments when due, default under other material indebtedness, breach of covenants, breach of

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

representations and warranties, involuntary or voluntary bankruptcy, and material judgments. The Company was in compliance with the covenants of the senior secured credit facilities at March 31, 2017.

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

Seller notes

On December 20, 2013, the Company issued two promissory notes (the “AGS Seller Notes”) to AGS Holdings, LLC, in the amounts of $2.2 million and $3.3 million, to satisfy the conditions set forth in the Acquisition Agreement. At March 31, 2017, notes payable related to the AGS Seller Notes totaled $7.1 million, which includes capitalized interest of $1.6 million. The Seller Notes accrue interest on the unpaid principal balance at 8.5% per annum and shall be payable semi-annually in arrears on June 30 and December 31, commencing on June 30, 2014. Any interest accrued and payable on any interest payment date will be paid by capitalizing such interest and adding it to (and thereby increasing) the outstanding principal amount of this AGS Seller Notes. All principal and interest under the AGS Seller Notes is due and payable on June 18, 2021, the maturity date. The Company may prepay from time to time all or any portion of the outstanding principal balance due under the AGS Seller Notes.

On May 29, 2015, the Company issued a promissory note to Amaya Inc. (the “Amaya Seller Note”) with an initial principal amount of $12.0 million to satisfy the conditions set forth in the Cadillac Jack Stock Purchase Agreement (the “Stock Purchase Agreement”). The Amaya Seller Note accrues interest on the unpaid principal amount at 5.0% per annum and is payable semi-annually on June 30 and December 31 (and on May 29, 2023, the maturity date of the note), commencing on June 30, 2015. All interest accrued and payable on any interest payment date will be paid by capitalizing such interest and adding it to (and thereby increasing) the outstanding principal amount of the Amaya Seller Note. All principal under the note is due and payable on May 29, 2023.  The Amaya Seller Note is required to be prepaid under certain circumstances described in more detail in the note agreement. As of March 31, 2017, there was no requirement to prepay the Amaya Seller Note. The Company may prepay from time to time all or any portion of the outstanding principal balance due under the Amaya Seller Note.  The Amaya Seller Note includes certain covenants and events of default that are customary for instruments of this type. During the quarter ended March 31, 2017, the Amaya Seller Note was reduced by $5.1 million to settle a clause from the Stock Purchase Agreement allowing for a refund if certain deactivated gaming machines in Mexico were not in operation as of a specified date.  At March 31, 2017, the Amaya Seller Note totaled $8.0 million, which includes capitalized interest of $1.1 million.

Equipment Long Term Note Payable and Capital Leases

The Company has entered into a financing agreement to purchase certain gaming devices, systems and related equipment and has entered into leases for servers and equipment that are accounted for as capital leases.

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 6. STOCKHOLDERS’ EQUITY

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

As of March 31, 2017, 109,832 Class B Shares issued to “Management Holders,” as defined in the Securityholders Agreement dated April 28, 2014 (the “Securityholders Agreement”) were outstanding. The Class B Shares issued to Management Holders are not considered issued for accounting purposes as they contain a substantive performance condition that must be met for the Management Holder to benefit from the ownership of the shares. As a result, shares issued to Management Holders are not considered issued for accounting purposes until such time that the performance condition is met.

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

NOTE 7. WRITE DOWNS AND OTHER CHARGES

The Condensed Consolidated Statements of Operations and Comprehensive Loss include various non-routine transactions or consulting and transaction-related fees that have been classified as write downs and other charges. During the three months ended March 31, 2017, the Company recognized $0.2 million in write-downs and other charges driven by losses from the disposal of assets of $0.5 million, the impairment to intangible assets of $0.3 million related to game titles, offset by a fair value adjustment to an acquisition contingent receivable of $0.6 million. The contingency was resolved in Q1 2017 as described in Note 5.

During the three months ended March 31, 2016, the Company recognized $0.1 million in write-downs and other charges driven by losses from the disposal of assets.

NOTE 8. BASIC AND DILUTED INCOME (LOSS) PER SHARE

The Company computes net income (loss) per share in accordance with accounting guidance that requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). Basic EPS is computed by dividing net income (loss) for the period by the weighted average number of shares outstanding during the period. Basic EPS excludes Class B Shares issued to Management Holders until the performance condition or termination event is considered probable (see Note 6). Until such time, the Class B Shares issued to Management Holders will be included in the calculation of diluted EPS using the treasury stock method and are treated as stock options. Diluted EPS is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period, increased by potentially dilutive common shares that were outstanding during the period.

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. Potentially dilutive common shares include stock options and restricted stock (see Note 10).

There were no potentially dilutive securities for the three months ended March 31, 2017.

Excluded from the calculation of diluted EPS for the three months ended March 31, 2017 and 2016, are 50,000 restricted shares and 0.3 million stock options, as such securities were anti-dilutive.
NOTE 9. BENEFIT PLANS
The Company has established a 401(k) defined contribution plan (the “401(k) Plan”) for its employees. The 401(k) Plan allows employees to contribute up to 15% of their pretax earnings, and the Company may match a percentage of the contributions on a discretionary basis. The expense associated with the 401(k) Plan for the three months ended March 31, 2017 and 2016, was $0.3 million and $0.3 million, respectively.
On April 28, 2014, the Board of Directors of the Company approved the 2014 Long-Term Incentive Plan (“LTIP”). Under the LTIP, the Company is authorized to grant nonqualified stock options, rights to purchase Class B Shares, restricted stock, restricted stock units and other awards settleable in, or based upon, Class B Shares to persons who are directors and employees of and consultants to the Company or any of its subsidiaries on the date of the grant. The LTIP will terminate ten years after approval by the Board. Subject to adjustments in connection with certain changes in capitalization, the maximum number of Class B Shares that may be delivered pursuant to awards under the LTIP is 1,450,000. As of March 31, 2017, approximately 0.4 million shares remain available for issuance.

NOTE 10. SHARE-BASED COMPENSATION

Stock Options

The Company has granted stock awards to eligible participants under the LTIP. The stock awards include options to purchase the Company’s Class B Shares. These stock options include a combination of service and market conditions, as further described below. In addition, these stock options include a performance vesting condition, a Qualified Public Offering (see Note 6), which is not considered to be probable as of March 31, 2017. As a result, no share-based compensation expense for stock options has been recognized and none will be recognized for these stock awards until the performance condition is considered to be probable. When the performance condition is considered probable, the stock awards will vest in accordance with the underlying service and market conditions.

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

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Option valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	63%	55%
Risk-free interest rate	1.32%	1.67%
Expected term (in years)	6.5	6.3

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of the changes in stock options outstanding during the three months ended March 31, 2017, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2016	895,100	$13.35
Granted	48,750	$16.39
Canceled	(28,750)	$16.98
Options outstanding as of March 31, 2017	915,100	$13.39	8.0	$2,740,729
Exercisable as of March 31, 207	169,566	$13.33	7.9	$551,352

Restricted Stock

No restricted stock was granted, canceled or forfeited during the three months ended March 31, 2017. There were no changes to outstanding restricted stock awards during the three months ended March 31, 2017.

NOTE 11. INCOME TAXES

The Company's effective income tax rate for the three months ended March 31, 2017, was an expense of 22.0%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended March 31, 2017, was primarily due to changes in our valuation allowance on deferred tax assets. The Company's effective income tax rate for the three months ended March 31, 2016, was a benefit of 9.3%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended March 31, 2016, was primarily due to changes in our valuation allowance on deferred tax assets.
NOTE 12. COMMITMENTS AND CONTINGENCIES
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

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 13. OPERATING SEGMENTS

We report our business segment results by segment in accordance with the “management approach.” The management approach designates the internal reporting used by our chief operating decision maker, who is our Chief Executive Officer, for making decisions and assessing performance of our reportable segments.

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

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following provides financial information concerning our reportable segments for the three months ended March 31,:

	Three months ended March 31,
	2017	2016
Revenues by segment
EGM	$45,012	$37,851
Table Products	632	719
Interactive	2,130	1,665
Total Revenues	$47,774	$40,235
Adjusted EBITDA by segment
EGM	25,199	23,760
Table Products	(177)	(454)
Interactive	(117)	(2,049)
Subtotal	24,905	21,257
Write downs and other:
Loss on disposal of long lived assets	577	119
Impairment of long lived assets	285	2
Fair value adjustments to contingent consideration and other items	(630)	—
Acquisition costs	—	(11)
Depreciation and amortization	18,451	20,542
Accretion of placement fees(1)	1,149	1,170
Acquisitions & integration related costs including restructuring & severance	647	1,349
Legal & litigation expenses including settlement payments	399	656
New jurisdictions and regulatory licensing costs	235	48
Non-cash charge on capitalized installation and delivery	412	508
Non-cash charges and loss on disposition of assets	550	—
Other adjustments	647	1,080
Interest expense	15,160	14,616
Interest income	(15)	(23)
Other expense (income)	(2,809)	4,422
Loss before income taxes	$(10,153)	$(23,221)
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements include any statements that address future results or occurrences. In some cases you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “would,” “should,” “could” or the negatives thereof. Generally, the words “anticipate,” “believe,” “continue,” “expect,” “intend,” “estimate,” “project,” “plan” and similar expressions identify forward-looking statements. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained elsewhere in this Quarterly Report on Form 10-Q as well as those discussed under “Item 1. Business” and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year-ended December 31, 2016 are forward-looking statements. These forward-looking statements include statements that are not historical facts, including statements concerning our possible or assumed future actions and business strategies. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, which could cause our actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. Given the risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements are made only as of the date of this Quarterly Report. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments unless required by federal securities law. New factors emerge from time to time, and it is not possible for us to predict all such factors.

Unless the context indicates otherwise, or unless specifically stated otherwise, references to the “Company”, “AP Gaming”, “we,” “our” and “us” refer to AP Gaming Holdco, Inc. and its consolidated subsidiaries.

Overview

We are a designer and supplier of diverse products and services for the gaming industry.  Founded in 2005, our roots are in the Class II Native American gaming market, where we are one of the market leaders in electronic gaming machines (“EGMs”), which include slot machines, video bingo machines, and other electronic gaming devices. Our customers predominantly consist of casino operators in Class II and Class III Native American and commercial gaming enterprises.  Historically, nearly 90% of our total revenue is recurring which refers to Interactive revenue and revenue generated under contracted lease agreements, from lease agreements whereby we place EGMs, systems, and table game products at a customer’s facility in return for either a share of the revenues that these products generate, or a daily or monthly fee.  Over the past three years, we have significantly broadened and diversified our product portfolio through both organic development and strategic acquisitions, and we now offer three distinct categories of products: Electronic Gaming Machines (“EGM”), Table products (“Table Products”), and Interactive Social Casino Games (“Interactive”). Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line.

As of March 31, 2017, we had approximately 21,200 EGM units installed under revenue sharing or fee per day agreements. The majority of our systems are used by Native American gaming operators in both Class II and Class III jurisdictions as well as commercial casinos in Mexico. We currently derive a substantial portion of our gaming revenues from lease agreements whereby we place EGMs and systems at a customer’s facility in return for either a share of the revenues that these machines and systems generate or a daily fee.

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

Results of Operations

Three Months Ended March 31, 2017 compared to the Three Months Ended March 31, 2016

The following tables set forth certain selected condensed consolidated financial data for the three months ended March 31, 2017 and 2016 (in thousands):

	Three months ended March 31,		$	%
	2017	2016	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$40,433	$38,638	$1,795	4.6%
Equipment sales	7,341	1,597	5,744	359.7%
Total revenues	47,774	40,235	7,539	18.7%
Operating expenses
Cost of gaming operations	7,471	6,273	1,198	19.1%
Cost of equipment sales	3,852	170	3,682	2,165.9%
Selling, general and administrative	10,281	12,683	(2,402)	(18.9)%
Research and development	5,304	4,663	641	13.7%
Write downs and other charges	232	110	122	110.9%
Depreciation and amortization	18,451	20,542	(2,091)	(10.2)%
Total operating expenses	45,591	44,441	1,150	2.6%
Income (loss) from operations	2,183	(4,206)	6,389	(151.9)%
Other expense (income)
Interest expense	15,160	14,616	544	3.7%
Interest income	(15)	(23)	8	(34.8)%
Other (income) expense	(2,809)	4,422	(7,231)	(163.5)%
Loss before income taxes	(10,153)	(23,221)	13,068	(56.3)%
Income tax (expense) benefit	(2,233)	2,155	(4,388)	(203.6)%
Net loss	$(12,386)	$(21,066)	$8,680	(41.2)%

Revenues

Gaming Operations. The increase in gaming operations was primarily due to the increase in EGM installed base of nearly 550 domestic units and 875 international units, increased EGM revenue per day, and a $0.5 million increase in Interactive revenue driven by business to consumer (“B2C”) arrangements when compared to the prior year period. Current period results have been negatively impacted by $0.8 million relating to foreign currency fluctuations compared to the prior year period.

Equipment Sales. The increase in equipment sales is due to the sale of 453 units in the three months ended March 31, 2017, compared to 24 units in the prior year period. The increase in the number of units sold is primarily attributable to the success of our new ICON cabinet and our growth in the Class III market in which many customers prefer to buy rather than lease EGMs.

Operating Expenses

Cost of gaming operations. The increase in costs of gaming operations was the result of increased tribal marketing fees of $0.6 million and costs associated with an increased EGM installed base compared to the prior year period. There was also an increase in Interactive cost of gaming operations that were commensurate with increased revenue. As a percentage of gaming operations revenue, costs of gaming operations was 18.6% for the three months ended March 31, 2017 compared to 16.2% for the prior year period.

Selling, general and administrative. The decrease in selling, general and administrative expenses is primarily due to decreased user acquisition fees of $1.3 million from our Interactive segment, integration related professional fees of $1.0 million, salaries and benefits expense of $0.6 million and tradeshow costs of $0.3 million. The decreases were offset by increased bad debt expense and customer credits of $0.5 million.

Research and development. The increase in research and development expenses are driven by increased salaries and benefits costs of $1.0 million due to increased headcount, prototype parts and associated labor of $0.5 million, and offset with decreased professional fees of $0.6 million related to software testing and compliance.

Write downs and other charges. During the three months ended March 31, 2017, the Company recognized $0.2 million in write-downs and other charges driven by losses from the disposal of assets of $0.5 million, the impairment to intangible assets of $0.3 million related to game titles, fair value adjustment to an acquisition contingent receivable of $0.6 million. The contingency was resolved in the first quarter of 2017 as described in Item 1. “Financial Statements” Note 5.

During the three months ended March 31, 2016, the Company recognized $0.1 million in write-downs and other charges driven by losses from the disposal of assets.

Due to the changing nature of our write downs and other charges, we describe the composition of the balances as opposed to providing a year over year comparison.

Depreciation and amortization. The decrease was due to assets acquired in acquisitions that have reached the end of their useful lives. These assets were fully depreciated at the beginning of the current period and therefore had no depreciation for three months ended March 31, 2017.

Other Expense (Income), net

Interest expense. The increase is primarily attributed to the increase in the principal amounts outstanding under the senior secured PIK notes for the three months ended March 31, 2017, compared to the amounts outstanding during the prior year period.

Other expense. The amount in the current quarter relates primarily to the effect of foreign currency fluctuation on trade payables and receivables denominated in foreign currencies.

Income Taxes

The Company's effective income tax rate for the three months ended March 31, 2017, was an expense of 22.0%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended March 31, 2017, was primarily due to changes in our valuation allowance on deferred tax assets. The Company's effective income tax rate for the three months ended March 31, 2016, was a benefit of 9.3% The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended March 31, 2016, was primarily due to changes in our valuation allowance on deferred tax assets.

Segment Operating Results

We report our business segment results by segment in accordance with the “management approach.” The management approach designates the internal reporting used by our chief operating decision maker, who is our Chief Executive Officer, for making decisions and assessing performance of our reportable segments.

See Item 1. “Financial Statements” Note 1 for a detailed discussion of our three segments. Each segment’s activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of its product lines. We evaluate the performance of our operating segments based on revenues and segment adjusted EBITDA.

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

The following tables provide reconciliations of segment financial information to our consolidated statement of operations. We have included revenues, operating expenses and other adjustments by segment which we believe are important to understanding the operating results of our segment:

	Three months ended March 31, 2017
	EGM	Table Products	Interactive	Total
Revenues
Gaming operations	$37,678	$625	$2,130	$40,433
Equipment sales	7,334	7	—	7,341
Total revenues	45,012	632	2,130	47,774
Cost of gaming operations(1)	6,659	175	637	7,471
Cost of equipment sales(1)	3,852	—	—	3,852
Selling, general and administrative	8,693	384	1,204	10,281
Research and development	4,792	324	188	5,304
Write downs and other charges	232	—	—	232
Depreciation and amortization	17,836	406	209	18,451
Total operating expenses	42,064	1,289	2,238	45,591

Write downs and other
Loss on disposal of long lived assets	577	—	—
Impairment of long lived assets	285	—	—
Fair value adjustments to contingent consideration and other items	(630)	—	—
Acquisition costs	—	—	—
Depreciation and amortization	17,836	406	209
Accretion of placement fees(2)	1,149	—	—
Acquisitions & integration related costs including restructuring & severance(3)	791	74	(218)
Legal & litigation expenses including settlement payments(4)	399	—	—
New jurisdictions and regulatory licensing costs(5)	235	—	—
Non-cash charge on capitalized installation and delivery(6)	412	—	—
Non-cash charges and loss on disposition of assets(7)	550	—	—
Other adjustments(8)	647	—	—
Adjusted EBITDA	$25,199	$(177)	$(117)

(1) Exclusive of depreciation and amortization.
(2) Non-cash expense related to the accretion of contract rights under development agreements and placement fees.
(3) Acquisitions & integration related costs primarily relate to costs incurred after the purchase of businesses, such as the purchase of Cadillac Jack and AGSi, to integrate operations and obtain costs synergies. Restructuring and severance costs primarily relate to costs incurred through the restructuring of the Company’s operations from time to time and other employee severance costs recognized in the periods presented.
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

	Three months ended March 31, 2016
	EGM	Table Products	Interactive	Total
Revenues
Gaming operations	$36,279	$694	$1,665	$38,638
Equipment sales	1,572	25	—	1,597
Total revenues	37,851	719	1,665	40,235
Cost of gaming operations(1)	5,513	262	498	6,273
Cost of equipment sales(1)	170	—	—	170
Selling, general and administrative	8,978	1,044	2,661	12,683
Research and development	3,731	377	555	4,663
Write downs and other charges	119	—	(9)	110
Depreciation and amortization	19,515	569	458	20,542
Total operating expenses	38,026	2,252	4,163	44,441

Write downs and other
Loss on disposal of long lived assets	119	—	—
Impairment of long lived assets	2	—	—
Fair value adjustments to contingent consideration and other items	—	—	—
Acquisition costs	(2)	—	(9)
Depreciation and amortization	19,515	569	458
Accretion of placement fees(2)	1,170	—	—
Acquisitions & integration related costs including restructuring & severance(3)	1,349	—	—
Legal & litigation expenses including settlement payments(4)	146	510	—
New jurisdictions and regulatory licensing costs(5)	48	—	—
Non-cash charge on capitalized installation and delivery(6)	508	—	—
Non-cash charges and loss on disposition of assets(7)	—	—	—
Other adjustments(8)	1,080	—	—
Adjusted EBITDA	$23,760	$(454)	$(2,049)

(1) Exclusive of depreciation and amortization.
(2) Non-cash expense related to the accretion of contract rights under development agreements and placement fees.
(3) Acquisitions & integration related costs primarily relate to costs incurred after the purchase of businesses, such as the purchase of Cadillac Jack and AGSi, to integrate operations and obtain costs synergies. Restructuring and severance costs primarily relate to costs incurred through the restructuring of the Company’s operations from time to time and other employee severance costs recognized in the periods presented.
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

Electronic Gaming Machines

Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016

	Three months ended		$	%
	2017	2016	Change	Change
EGM Segment Revenue:
Gaming operations	$37,678	$36,279	$1,399	3.9%
Equipment sales	7,334	1,572	5,762	366.5%
Total EGM revenues	$45,012	$37,851	$7,161	18.9%

EGM adjusted EBITDA	$25,199	$23,760	$1,439	6.1%

EGM unit information:
EGM installed base, end of period	21,204	19,747	1,457	7.4%
EGM revenue per day	$19.93	$19.02	$0.91	4.8%

EGM units sold	453	24	429	1,787.5%
Average sales price	$15,695	$16,868	$(1,173)	(7.0)%

Gaming Operations Revenue

The increase in gaming operations was primarily due to the increase in EGM installed base of nearly 550 domestic units and 875 international units, which is primarily attributable to our new ICON cabinets as well as competitive game content. Additionally, we had a 4.8%, or $0.91, increase in EGM revenue per day through the optimization of our installed base by installing our newer and competitive game content on our EGMs. Current period results have been negatively impacted by $0.8 million relating to foreign currency fluctuations compared to the prior year period.

Equipment Sales

The increase in equipment sales is due to the sale of 453 units in the three months ended March 31, 2017, compared to 24 units in the prior year period. The increase in the number of units sold is primarily attributable to the success of our new ICON cabinet and our growth in the Class III market in which many customers prefer to buy rather than lease EGMs.

EGM Adjusted EBITDA

EGM adjusted EBITDA includes the revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write downs and other charges, accretion of placement fees, non-cash compensation, as well as other costs. See Item 1. “Financial Statements” Note 13 for further explanation of adjustments. The increase in EGM adjusted EBITDA is attributable to the increases in revenue described above offset by increased adjusted cost of equipment sales of $4.4 million due to higher sales volume and increased adjusted research and development costs of $1.0 million due to increased headcount, prototype parts and associated labor.

Table Products

Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016

	Three Months Ended March 31,		$	%
	2017	2016	Change	Change
Table Products Segment Revenue:
Gaming operations	$625	$694	$(69)	(9.9)%
Equipment sales	7	25	(18)	(72.0)%
Total Table Products revenues	$632	$719	$(87)	(12.1)%

Table Products adjusted EBITDA	$(177)	$(454)	$277	61.0%

Table Products unit information:
Table products installed base, end of period	1,691	923	768	83.2%
Average monthly lease price	$125	$259	$(134)	(51.7)%

Gaming Operations Revenue

The decrease in tables gaming operations revenue is attributable to the lower average monthly lease price offset by an increased installed base.

Tables Products Adjusted EBITDA

Table Products adjusted EBITDA includes the revenues and operating expenses from the Table Products segment adjusted for depreciation, amortization, write downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 13 for further explanation of adjustments. The increase in Table Products adjusted EBITDA is attributable to a decrease in adjusted operating expenses. The Table Products segment began its operations in mid-2014 and it has continued to grow through the addition of headcount and purchases of intellectual property from third parties.

Interactive

Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016

	Three months ended March 31,		$	%
	2017	2016	Change	Change
Interactive Segment Revenue:
Gaming operations	$2,130	$1,665	$465	27.9%
Total Interactive revenues	$2,130	$1,665	$465	27.9%

Interactive adjusted EBITDA	$(117)	$(2,049)	$1,932	94.3%

Interactive unit information:
Average MAU(1)	190,545	247,672	79,406	32.1%
Average DAU(2)	38,310	43,145	16,141	37.4%
ARPDAU(3)	$0.59	$0.50	$0.11	22.0%

(1) MAU = Monthly Active Users and is a count of unique visitors to our sites during a month
(2) DAU = Daily Active Users, a count of unique visitors to our sites during a day
(3) ARPDAU = Average daily revenue per DAU is calculated by dividing revenue for a period by the DAU for the period by the number of days for the period

Gaming Operations Revenue

The increase in interactive gaming operations revenue is attributable to increases in Business-to-Consumer (“B2C”) revenue driven by an increase in ARPDAU.

Interactive Adjusted EBITDA

Interactive adjusted EBITDA includes the revenues and operating expenses from the Interactive segment adjusted for depreciation, amortization, write downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 13 for further explanation of adjustments. The increase in interactive adjusted EBITDA is attributable to a decrease in adjusted operating expenses primarily driven by decreased marketing and user acquisition costs. These decreases in adjusted operating expenses were complimented by the increase in gaming operations revenues discussed above.

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

As of March 31, 2017, we had $7.6 million in cash and cash equivalents and $40.0 million available under our revolving credit facility. Based on our current business plan, we believe that our existing cash balances, cash generated from operations and availability under the revolving credit facility will be sufficient to meet our anticipated cash needs for at least the next twelve months. As of March 31, 2017, we were in compliance with the required covenants of our debt instruments, including the maximum net first lien leverage ratio. However, our future cash requirements could be higher than we currently expect as a result of various factors. Our ability to meet our liquidity needs could be adversely affected if we suffer adverse results of operations, or if we violate the covenants and restrictions to which we are subject under our debt instruments. Additionally, our ability to generate sufficient cash from our operating activities is subject to general economic, political, regulatory, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under our existing credit facility in an amount sufficient to enable us to pay our service or repay our indebtedness or to fund our other liquidity needs, and we may be required to seek additional financing through credit facilities with other lenders or institutions or seek additional capital through private placements or public offerings of equity or debt securities.

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

The senior secured credit facilities are guaranteed by AP Gaming Holdings, LLC, the AP Gaming I, LLC’s (the “Borrower”) material, wholly owned domestic subsidiaries (subject to certain exceptions), and are secured by a pledge by AP Gaming Holdings, LLC of the Borrower’s equity interest directly held by AP Gaming Holdings, LLC and a pledge of substantially all of the existing and future property and assets of the Borrower and the subsidiary guarantors, subject to certain exceptions. The senior secured credit facilities require that the Borrower maintain a maximum net first lien leverage ratio set at a maximum of 5.5 to 1 beginning with the first quarter ending June 30, 2014. The senior secured credit facilities contain limitations on additional indebtedness, guarantees, incurrence of liens, investments and distributions, as defined. The senior secured credit facilities also contain customary events of default included in similar financing transactions, including, among others, failure to make payments when due, default under other material indebtedness, breach of covenants, breach of representations and warranties, involuntary or voluntary bankruptcy, and material judgments. The Company was in compliance with the covenants of the senior secured credit facilities at March 31, 2017.

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

Seller notes

On December 20, 2013, the Company issued two promissory notes (the “AGS Seller Notes”) to AGS Holdings, LLC, in the amounts of $2.2 million and $3.3 million, to satisfy the conditions set forth in the Acquisition Agreement. At March 31, 2017, notes payable related to the AGS Seller Notes totaled $7.1 million, which includes capitalized interest of $1.6 million. The Seller Notes accrue interest on the unpaid principal balance at 8.5% per annum and shall be payable semi-annually in arrears on June 30 and December 31, commencing on June 30, 2014. Any interest accrued and payable on any interest payment date will be paid by capitalizing such interest and adding it to (and thereby increasing) the outstanding principal amount of this AGS Seller Notes. All principal and interest under the AGS Seller Notes is due and payable on June 18, 2021, the maturity date. The Company may prepay from time to time all or any portion of the outstanding principal balance due under the AGS Seller Notes.

On May 29, 2015, the Company issued a promissory note to Amaya Inc. (the “Amaya Seller Note”) with an initial principal amount of $12.0 million to satisfy the conditions set forth in the Cadillac Jack Stock Purchase Agreement (the “Stock Purchase Agreement”). The Amaya Seller Note accrues interest on the unpaid principal amount at 5.0% per annum and is payable semi-annually on June 30 and December 31 (and on May 29, 2023, the maturity date of the note), commencing on June 30, 2015. All interest accrued and payable on any interest payment date will be paid by capitalizing such interest and adding it to (and thereby increasing) the outstanding principal amount of the Amaya Seller Note. All principal under the note is due and payable on May 29, 2023.  The Amaya Seller Note is required to be prepaid under certain circumstances described in more detail in the note agreement. As of March 31, 2017, there was no requirement to prepay the Amaya Seller Note. The Company may prepay from time to time all or any portion of the outstanding principal balance due under the Amaya Seller Note.  The Amaya Seller Note includes certain covenants and events of default that are customary for instruments of this type. During the quarter ended March 31, 2017, the Amaya Seller Note was reduced by $5.1 million to settle a clause from the Stock Purchase Agreement allowing for a refund if certain deactivated gaming machines in Mexico were not in operation as of a specified date.  At March 31, 2017, the Amaya Seller Note totaled $8.0 million, which includes capitalized interest of $1.1 million.

Equipment Long Term Note Payable and Capital Leases

The Company has entered into a financing agreement to purchase certain gaming devices, systems and related equipment and has entered into leases for servers and equipment that are accounted for as capital leases.

The following table summarizes our historical cash flows (in thousands):

	Three months ended March 31,
	2017	2016
Cash Flow Information:
Net cash provided by operating activities	$7,219	$5,366
Net cash used in investing activities	(14,429)	(7,580)
Net cash used in financing activities	(3,128)	(4,291)
Effect of exchange rates on cash and cash equivalents	3	1
Net decrease in cash and cash equivalents	$(10,335)	$(6,504)

Operating activities

The Company has historically produced a loss from operations, which is primarily due to the capital nature of the business and the resulting depreciation and amortization expense. For the three months ended March 31, 2017, net cash provided by operating activities was $7.2 million compared to $5.4 million for the three months ended March 31, 2016, representing an increase of $1.9 million. The increase is primarily due to an increase as a result of changes in net working capital partially offset by a 9.6 million decrease in income from operating activities excluding non-cash expenses.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2017, was $14.4 million compared to $7.6 million for the three months ended March 31, 2016, representing an increase of $6.8 million. The increase was primarily due to an increase in the purchase of property and equipment of $6.4 million and software development and other expenditures of $0.1 million.

Financing activities

Net cash used in the current period was $3.1 million compared to $4.3 million for the three months ended March 31, 2017. The decrease was primarily due to decreased payments of previous acquisition obligations of $1.1 million.

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

Critical Accounting Policies

A description of our critical accounting policies can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes to those policies during the three months ended March 31, 2017.

Recently Issued Accounting Standards

See related disclosure at Item 1—“Notes to Condensed Consolidated Financial Statements”, Note 1 “Description of the Business and Summary of Significant Accounting Policies.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rates. Our primary exposure to market risk is interest rate risk associated with our long-term debt, which accrues interest at variable rates. Certain of our debt instruments accrue interest at LIBOR or the base rate, at our election, subject to an interest rate floor plus an applicable margin rate. In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt and equity capital to sustain our operations. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. As of March 31, 2017, approximately 28% of our debt were fixed-rate instruments. Assuming a constant outstanding balance for our variable-rate long term debt, a hypothetical 1% decrease in interest rates would not have a material impact on interest expense because of our LIBOR floor on related debt, while a hypothetical 1% increase in interest rates would increase interest expense approximately $4.1 million.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS.

"Item 1A.-Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2016, includes a discussion of our risk factors. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

AP GAMING HOLDCO, INC.

Date:	May 10, 2017	By:	/s/ KIMO AKIONA
		Name:	Kimo Akiona
		Title:	Treasurer (Principal Financial and Accounting Officer)