Form 10-Q
period 2017-06-30
AP Gaming Holdco, Inc.
filed 2017-08-14
CIK 1593548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarter ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of August 10, 2017, there were 100 shares of the Registrant’s Class A common stock, $.01 par value per share, and 15,041,361 shares of the Registrant’s Class B common stock, $.01 par value per share, outstanding.
*The Company does not have any public stockholders. Accordingly, it does not maintain an investor relations website where Interactive Data Files would be posted.

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AP GAMING HOLDCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)
(unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$22,752	$17,977
Restricted cash	100	100
Accounts receivable, net of allowance of $1,957 and $1,972, respectively	25,171	24,035
Inventories	13,054	10,729
Prepaid expenses	3,131	2,609
Deposits and other	3,670	3,052
Total current assets	67,878	58,502
Property and equipment, net	76,731	67,926
Goodwill	253,510	251,024
Deferred tax asset	9	9
Intangible assets	211,653	232,877
Other assets	23,185	23,754
Total assets	$632,966	$634,092

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,329	$8,790
Accrued liabilities	18,157	17,702
Current maturities of long-term debt	6,601	6,537
Total current liabilities	33,087	33,029
Long-term debt	574,044	547,238
Deferred tax liability - noncurrent	8,984	6,957
Other long-term liabilities	31,714	30,440
Total liabilities	647,829	617,664
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock at $0.01 par value; 100,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value; 30,000,100 shares authorized; 100 Class A Shares issued and outstanding at June 30, 2017 and December 31, 2016, and 14,931,529 Class B Shares issued and outstanding at June 30, 2017 and December 31, 2016.	149	149
Additional paid-in capital	177,276	177,276
Accumulated deficit	(188,947)	(156,451)
Accumulated other comprehensive loss	(3,341)	(4,546)
Total stockholders’ (deficit) equity	(14,863)	16,428
Total liabilities and stockholders’ equity	$632,966	$634,092
The accompanying notes are an integral part of these condensed consolidated financial statements.

AP GAMING HOLDCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(amounts in thousands, except per share data)
 (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues
Gaming operations	$41,758	$39,578	$82,191	$78,216
Equipment sales	8,322	3,040	15,663	4,637
Total revenues	50,080	42,618	97,854	82,853
Operating expenses
Cost of gaming operations[1]	6,979	6,643	14,450	12,916
Cost of equipment sales[1]	4,144	3,376	7,996	3,546
Selling, general and administrative	10,345	11,001	20,626	23,684
Research and development	6,141	5,179	11,445	9,842
Write downs and other charges	1,933	191	2,165	301
Depreciation and amortization	18,216	20,566	36,667	41,108
Total operating expenses	47,758	46,956	93,349	91,397
Income (loss) from operations	2,322	(4,338)	4,505	(8,544)
Other (income) expense
Interest expense	14,554	14,632	29,714	29,248
Interest income	(40)	(16)	(55)	(39)
Loss on extinguishment and modification of debt	8,129	—	8,129	—
Other (income) expense	(1,529)	1,500	(4,338)	5,922
Loss before income taxes	(18,792)	(20,454)	(28,945)	(43,675)
Income tax (expense) benefit	(1,318)	1,615	(3,551)	3,770
Net loss	(20,110)	(18,839)	(32,496)	(39,905)
Foreign currency translation adjustment	330	(2,010)	1,205	(1,929)
Total comprehensive loss	$(19,780)	$(20,849)	$(31,291)	$(41,834)

Basic and diluted loss per common share:
Basic	$(1.35)	$(1.26)	$(2.18)	$(2.67)
Diluted	$(1.35)	$(1.26)	$(2.18)	$(2.67)
Weighted average common shares outstanding:
Basic	14,932	14,932	14,932	14,932
Diluted	14,932	14,932	14,932	14,932
(1) exclusive of depreciation and amortization

The accompanying notes are an integral part of these condensed consolidated financial statements.

AP GAMING HOLDCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(32,496)	$(39,905)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	36,667	41,108
Accretion of contract rights under development agreements and placement fees	2,365	2,348
Amortization of deferred loan costs and discount	1,709	1,711
Payments-in-kind interest payments	(2,698)	—
Write off of deferred loan cost and discount	3,294	—
Payment-in-kind interest capitalized	7,807	7,490
Provision for bad debts	396	504
Loss on disposition of assets	2,510	617
Impairment of assets	285	—
Provision (benefit) for deferred income tax	2,021	(4,320)
Changes in assets and liabilities that relate to operations:
Accounts receivable	192	(1,555)
Inventories	3,035	1,989
Prepaid expenses	(699)	854
Deposits and other	(466)	(125)
Other assets, non-current	(2,221)	4,298
Accounts payable and accrued liabilities	(3,803)	536
Net cash provided by operating activities	17,898	15,550
Cash flows from investing activities
Purchase of intangible assets	(420)	(65)
Software development and other expenditures	(4,208)	(3,957)
Proceeds from disposition of assets	93	87
Purchases of property and equipment	(27,729)	(12,415)
Net cash used in investing activities	(32,264)	(16,350)
Cash flows from financing activities
Proceeds from issuance of first lien credit facilities	448,725	—
Repayment of senior secured credit facilities	(410,655)	(2,117)
Payment of financed placement fee obligations	(2,135)	(2,525)
Payments on deferred loan costs	(3,127)	—
Payments on seller notes	(12,401)	—
Payments on equipment long term note payable and capital leases	(1,295)	(1,279)
Payment of previous acquisition obligation	—	(1,125)
Proceeds from employees in advance of common stock issuance	25	—
Net cash used in financing activities	19,137	(7,046)
Effect of exchange rates on cash and cash equivalents	4	(26)
Decrease in cash and cash equivalents	4,775	(7,872)
Cash and cash equivalents, beginning of period	17,977	35,722
Cash and cash equivalents, end of period	$22,752	$27,850

Supplemental cash flow information:
Cash paid during the period for interest	$16,869	$19,519
Cash paid during the period for taxes	$574	$628
Non-cash investing and financing activities:
Financed purchase of property and equipment	$116	$1,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

AP Gaming Holdco, Inc. (the “Company,” “AP Gaming,” “we,” “us,” or “our”) is a leading designer and supplier of gaming products and services for the gaming industry. The Company is a leader in the Class II Native American and Mexican gaming jurisdictions and has expanded its product lines to include Class III Native American, commercial and charity jurisdictions. We supply electronic gaming machines (“EGMs”), server-based systems and back-office systems that are used by casinos and various gaming locations. Since mid-2014, the Company has significantly broadened and diversified its product portfolio through both organic development and strategic acquisitions. We launched a new table products division in mid-2014 to provide live felt table games to casino operators. Through the acquisition of Amaya Americas Corporation (“Cadillac Jack”) on May 29, 2015, we greatly expanded our games library and slot machine offerings. The Company also acquired online developer Gamingo Limited (formerly known as “RocketPlay”, currently known as “AGSi”) in June 2015, further expanding its offerings to include interactive products such as social casino games, available to play on mobile devices.

The Company operates and reports in the following three segments:

A. Electronic Gaming Machines

Our EGM segment offers a selection of video slot titles developed for the global marketplace, as well as EGM cabinets such as ICON, Halo, Colossal Diamonds (“Big Red”), and Orion. In addition to providing complete EGM units, we offer conversion kits that allow existing game titles to be converted to other game titles offered within that operating platform.

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

Revenue Recognition

Gaming Operations

Gaming operations revenue is earned by providing customers with gaming machines, gaming machine content licenses, back-office equipment and linked progressive systems, which are collectively referred to as gaming equipment, under participation arrangements. The participation arrangements convey the right to use the equipment (i.e. gaming machines and related integral software) for a stated period of time, which typically ranges from one to three years and then the contract continues on a month-to-month basis thereafter. In some instances, the Company will enter arrangements for longer periods of time; however, the arrangements include the ability of the customer to cancel the contract and return the games to the Company, a provision which renders their contracts effectively month-to-month contracts. Primarily due to these factors, our participation arrangements are accounted for as operating leases. In some instances, we will offer a free trial period during which no revenue is recognized. If during or at the conclusion of the trial period the customer chooses to enter into a lease for the gaming equipment, we commence revenue recognition according to the terms of the agreement.

Under participation arrangements, the Company retains ownership of the gaming equipment installed at the customer facilities and receives either revenue based on a percentage of the win per day generated by the gaming equipment or a daily fee. Thus, in our condensed consolidated financial statements the Company records revenue monthly related to these arrangements and the gaming equipment is recorded in property and equipment, net on our balance sheet and depreciated over the expected life of the gaming equipment.

The majority of the Company’s leases require the Company to provide maintenance throughout the entire term of the lease. In some cases, a performance guarantee exists that, if not met, provides the customer with the right to return the gaming machines to the Company. This performance guarantee is considered a cancellation clause, a provision which renders their contracts effectively month-to-month contracts. Accordingly, the Company accounts for these contract in a similar manner with its other operating leases as described above. Whether contractually required or not, the Company develops and provides new gaming titles throughout the life of the lease. Certain arrangements require a portion of the win per day to be retained by the customer to fund facility-specific marketing, advertising and promotions. These amounts retained by the customer reduce the monthly revenue recognized on each arrangement.

Gaming operations revenue is also earned from the licensing of table product content and is earned and recognized on a fixed monthly rate. Our social gaming products earn revenue from the sale of virtual coins or chips, which is recorded when the purchased coins or chips are used by the customer.

Equipment Sales

Revenues from the stand-alone product sales or separate accounting units are recorded when:

•	Pervasive evidence of an arrangement exists;

•	The sales price is fixed or determinable;

•	Delivery has occurred and services have been rendered; and

•	Collectability is reasonably assured.

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

The Company enters into revenue arrangements that may consist of multiple deliverables of its products.
For example, gaming equipment arrangements may include the sale of gaming machines and game content conversion kits.

Revenue associated with arrangements with multiple deliverables is allocated to separate units of accounting if (1) the deliverables have value to the customer on a stand-alone basis or (2) the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the Company.

At the inception of a multiple element arrangement, fees under the arrangement are allocated to deliverables based on their relative selling price. When applying the relative selling price method, a hierarchy is used for estimating the selling price based first on vendor-specific objective evidence (“VSOE”), then third-party evidence (“TPE”) and finally management’s estimate of the selling price (“ESP”). Revenue for each unit of accounting is recognized when the relevant recognition criteria for each respective element has been met.

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

Inventories

Inventories consist primarily of parts and supplies that are used to repair and maintain machinery and equipment. Inventories are stated at net realizable value. Cost of inventories is determined using the first-in, first-out (“FIFO”) method for all components of inventory. The Company regularly reviews inventory quantities and updates estimates for the net realizable value of inventories. This process includes examining the carrying values of parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose). Some of the factors involved in this analysis include the overall levels of the inventories, the current and projected sales levels for such products, the projected markets for such products and the costs required to sell the products, including refurbishment costs. Changes in the assumptions or estimates could materially affect the inventory carrying value.

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Property and Equipment

The cost of gaming equipment, consisting of gaming equipment as well as other property and equipment, is depreciated over their estimated useful lives, using the straight-line method for financial reporting. The Company capitalizes costs incurred for the refurbishment of used gaming equipment that is typically incurred to refurbish a machine in order to return it to its customer location. The refurbishments extend the life of the gaming equipment beyond the original useful life. Repairs and maintenance costs are expensed as incurred. The Company routinely evaluates the estimated lives used to depreciate assets. The estimated useful lives are as follows:

Gaming equipment	3 to 6 years
Other property and equipment	3 to 6 years

The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company groups long-lived assets for impairment analysis at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, which is typically at the individual gaming machine level or at the cabinet product line level. Impairment testing is performed and losses are estimated when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the assets’ carrying amount.

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

Goodwill

The excess of the purchase price of an acquired business over the estimated fair value of the assets acquired and the liabilities assumed is recorded as goodwill. The Company tests for possible impairment of goodwill at least annually, on October 1, or when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company has the option to begin with a qualitative assessment, commonly referred to as “Step 0”, to determine whether it is more likely than not that the reporting unit’s fair value of goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as the general economic environment, industry and market conditions, changes in key assumptions used since the most recently performed valuation and overall financial performance of the reporting units. If the Company determines that it is more likely than not that a reporting unit’s fair value is less than its carrying value, the Company performs a quantitative goodwill impairment analysis, and depending upon the results of that measurement, the recorded goodwill may be written down and charged to income from operations when its carrying amount exceeds its estimated fair value. As of June 30, 2017, there were no indicators of impairment.

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

The carrying values of the Company’s cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short term maturities of these instruments. The fair value of our long-term debt is based on the quoted market prices for similar issues (Level 2 inputs). The estimated fair value of our long-term debt as of June 30, 2017 and December 31, 2016 was $588.3 million and $557.8 million, respectively.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory. ASU 2015-11 changes the criteria for measuring inventory within the scope of the ASU. Inventory will now be measured at net realizable value, while the concept of market value will be eliminated. The ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. This ASU did not have a material effect on our financial condition, results of operations or cash flows.

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

We do not expect that any other recently issued accounting guidance will have a significant effect on our financial statements.

NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Gaming equipment	$121,907	$108,635
Other property and equipment	16,018	13,900
Less: Accumulated depreciation	(61,194)	(54,609)
Total property and equipment, net	$76,731	$67,926

Gaming equipment and other property and equipment are depreciated over the respective useful lives of the assets ranging from three to six years. Depreciation expense was $6.7 million and $7.3 million for the three months ended June 30, 2017 and 2016, respectively. Depreciation expense was $12.8 million and $14.6 million for the six months ended June 30, 2017 and 2016, respectively.

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 3. GOODWILL AND INTANGIBLES
There were no accumulated impairments of goodwill as of June 30, 2017. Changes in the carrying amount of goodwill are as follows (in thousands):

	Gross Carrying Amount
	EGM	Table Products	Interactive	Total
Balance at December 31, 2016	$242,796	$3,400	$4,828	$251,024
Foreign currency adjustments	2,486	—	—	2,486
Balance at June 30, 2017	$245,282	$3,400	$4,828	$253,510

Intangible assets consist of the following (in thousands):

		June 30, 2017			December 31, 2016
	Useful Life (years)	Gross Value	Accumulated Amortization	Net Carrying Value	Gross Value	Accumulated Amortization	Net Carrying Value
Indefinite lived trade names	Indefinite	$12,126	$—	$12,126	$12,126	$—	$12,126
Trade and brand names	3 - 5	13,600	(6,145)	7,455	13,600	(4,671)	8,929
Customer relationships	5 - 12	166,557	(59,704)	106,853	165,078	(49,528)	115,550
Contract rights under development and placement fees	1 - 7	16,558	(7,535)	9,023	16,488	(5,235)	11,253
Gaming software and technology platforms	2 - 7	126,420	(59,917)	66,503	123,596	(49,014)	74,582
Intellectual property	3 - 10	12,780	(3,087)	9,693	12,780	(2,343)	10,437
		$348,041	$(136,388)	$211,653	$343,668	$(110,791)	$232,877

Intangible assets are amortized over their respective estimated useful lives ranging from one to twelve years. Amortization expense related to intangible assets was $11.5 million and $13.2 million for the three months ended June 30, 2017 and 2016, respectively. Amortization expense related to intangible assets was $23.8 million and $26.5 million for the six months ended June 30, 2017 and 2016, respectively.

The Company enters into development agreements and placement fee agreements with certain customers to secure floor space under lease agreements for its gaming machines. Amounts paid in connection with the development agreements are repaid to the Company in accordance with the terms of the agreement, whereas placements fees are not reimbursed. For development agreements in the form of a loan, interest income is recognized on the repayment of the notes based on the stated rate or, if not stated explicitly in the development agreement, on an imputed interest rate. If the stated interest rate is deemed to be other than a market rate or zero, a discount is recorded on the note receivable as a result of the difference between the stated and market rate and a corresponding intangible asset is recorded. The intangible asset is recognized in the financial statements as a contract right under development agreement and amortized as a reduction in revenue over the term of the agreement. Placement fees can be in the form of cash paid upfront or free lease periods and are accreted over the life of the contract and the expense is recorded as a reduction of revenue. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $1.2 million and $1.2 million for the three months ended June 30, 2017 and 2016, respectively. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $2.4 million and $2.3 million for the six months ended June 30, 2017 and 2016, respectively.

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 4. ACCRUED LIABILITIES
Accrued liabilities consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Salary and payroll tax accrual	$5,297	$6,594
Taxes payable	2,739	2,128
Accrued interest	2,058	2
Placement fees payable	4,000	4,000
Accrued other	4,063	4,978
Total accounts payable and accrued liabilities	$18,157	$17,702

NOTE 5. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30, 2017	December 31, 2016
First Lien Credit Facilities:
Term loans, interest at LIBOR or base rate plus 5.50% (6.80% at June 30, 2017), net of unamortized discount and deferred loan costs of $14.2 million at June 30, 2017.	$435,832	$—
Senior secured PIK notes, net of unamortized discount and deferred loan costs of $3.3 million and $3.5 million at June 30, 2017 and December 31, 2016, respectively.	141,199	133,286
Equipment long-term note payable and capital leases	3,614	4,792
Senior secured credit facilities:
Term loans, interest at LIBOR or base rate plus 8.25% , net of unamortized discount and deferred loan costs of $15.1 million at December 31, 2016.	—	395,581
Seller notes	—	20,116
Total debt	580,645	553,775
Less: Current portion	(6,601)	(6,537)
Long-term debt	$574,044	$547,238

First Lien Credit Facilities

On June 6, 2017 (the “Closing Date”), AP Gaming I, LLC (the “Borrower”), a wholly owned indirect subsidiary of the Company, entered into a first lien credit agreement, providing for $450.0 million in term loans and a $30.0 million revolving credit facility (the “First Lien Credit Facilities”).  The proceeds of the term loans were used primarily to repay the Existing Credit Facilities (as defined below), the AGS Seller Notes (as defined below) and the Amaya Seller Note (as defined below), to pay for the fees and expenses incurred in connection with the foregoing and otherwise for general corporate purposes.

The term loans will mature on February 15, 2024, and the revolving credit facility will mature on June 6, 2022. Starting with the first full quarter after the Closing Date, the term loans require scheduled quarterly payments in amounts equal to 0.25% of the original aggregate principal amount of the term loans, with the balance due at maturity.  Borrowings under the term loans bear interest at a rate equal to, at the Borrower’s option, either LIBOR or the base rate, subject to an interest rate floor plus an applicable margin rate.  Borrowings under the revolving credit facility bear interest at a rate equal to, at the Borrower’s option, either LIBOR or the base rate plus an applicable margin rate.  In addition, on a quarterly basis, the Borrower is required to pay each lender under the revolving credit facility a commitment fee in respect of any unused commitments thereunder at a rate of 0.50% per annum.

The First Lien Credit Facilities are guaranteed by AP Gaming Holdings, LLC, the Borrower’s material, wholly owned domestic subsidiaries (subject to certain exceptions), and are secured by a pledge by AP Gaming Holdings, LLC of the Borrower’s equity interest directly held by AP Gaming Holdings, LLC and a pledge of substantially all of the existing and future property and assets of the Borrower and the subsidiary guarantors, subject to certain exceptions.  The First Lien Credit Facilities require that the Borrower maintain a maximum net first lien leverage ratio set at a maximum of 6.0% to 1.0.

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The First Lien Credit Facilities also contain customary affirmative covenants and negative covenants that limit our ability to, among other things: (i) incur additional debt or issue certain preferred shares; (ii) create liens on certain assets; (iii) make certain loans or investments (including acquisitions); (iv) pay dividends on or make distributions in respect of our capital stock or make other restricted payments; (v) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; (vi) sell assets; (vii) enter into certain transactions with our affiliates; (viii) enter into sale-leaseback transactions; (ix) change our lines of business; (x) restrict dividends from our subsidiaries or restrict liens; (xi) change our fiscal year; and (xii) modify the terms of certain debt or organizational agreements. The new senior secured credit facilities also contain customary events of default included in similar financing transactions, including, among others, failure to make payments when due, default under other material indebtedness, breach of covenants, breach of representations and warranties, involuntary or voluntary bankruptcy, and material judgments.

Amended and Restated Senior Secured PIK Notes

On May 30, 2017, the Company entered into an amended and restated note purchase agreement (the “A&R Note Purchase Agreement”) with AP Gaming Holdings, LLC, as subsidiary guarantor (the “Subsidiary Guarantor”), Deutsche Bank AG, London Branch, as holder (the “Holder”), and Deutsche Bank Trust Company Americas, as collateral agent, which amended and restated the note purchase agreement, dated as of May 29, 2015.

The A&R Note Purchase Agreement governs the Company’s previously issued 11.25% senior secured PIK notes (the “Notes”), $115.0 million of which had been issued to the Holder at an issue price of 97% of the principal amount thereof to the Holder in a private placement exempt from registration under the Securities Act of 1933, as amended.  The A&R Note Purchase Agreement extends the maturity of the Notes to May 28, 2024 and modifies the terms of the Notes to, among other things, account for the repayment of the AGS Seller Notes and the Amaya Seller Note.

The Notes remain secured by the Company’s equity in its subsidiary AP Gaming, Inc., subject to certain limitations including those imposed by gaming laws, and are unconditionally guaranteed by the Subsidiary Guarantor. Interest on the Notes continues to accrue at a rate of 11.25% per annum.  The Company may elect to pay interest due on the Notes in cash, by increasing the principal of the outstanding Notes or by issuing new Notes (“PIK interest”) for the entire amount of the interest payment or by paying interest partially in cash and partially in PIK interest.  Interest on the Notes accrues from the date of issuance and is payable on the dates described in more detail in the A&R Note Purchase Agreement.

The Notes contain limitations on additional indebtedness, guarantees, incurrence of liens, investments and distributions, as defined, some of which were modified in the A&R Note Purchase Agreement.  The Notes also contains customary events of default included in similar transactions, including, among others, failure to make payments when due, acceleration of other material indebtedness, breach of covenants, breach of representations and warranties, involuntary or voluntary bankruptcy, and material judgments.

Equipment Long Term Note Payable and Capital Leases

The Company has entered into a financing agreement to purchase certain gaming devices, systems and related equipment and has entered into leases for servers and equipment that are accounted for as capital leases.

Senior Secured Credit Facilities

On June 6, 2017, the Borrower terminated its senior secured credit facilities (the “Existing Credit Facilities”), dated as of December 20, 2013 (as amended as of May 29, 2015 and as of June 1, 2015 and as amended, restated, supplemented or otherwise modified prior to June 6, 2017), by and among the Borrower, the lenders party thereto from time to time and Citicorp North America, Inc., as administrative agent. In connection with the termination, the Borrower repaid all of the outstanding obligations in respect of principal, interest and fees under the Existing Credit Facilities.

On June 6, 2017, net deferred loan costs and discounts totaling $13.9 million related to the Existing Credit Facilities were capitalized and were being amortized over the term of the agreement. In conjunction with the refinancing, approximately $3.3 million of these deferred loan costs and discounts was written off as a portion of the loss on extinguishment and modification of debt and the remainder of these cost will be amortized over the term of the First Lien Credit Facilities. An additional $9.2 million in loan costs and discounts was incurred related to the issuance of the First Lien Credit Facilities. Given the

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

composition of the lender group, certain lenders were accounted for as a debt modification and, as such, $4.8 million in debt issuance costs related to the First Lien Credit Facilities were expensed and included in the loss on extinguishment and modification of debt, the remaining amount was capitalized and will be amortized over the term of the agreement.

Seller Notes

On June 6, 2017, AP Gaming, Inc., a wholly owned subsidiary of the Company terminated two promissory notes issued by AP Gaming, Inc. to AGS Holdings, LLC, in the initial principal amounts of $2.2 million and $3.3 million, respectively (the “AGS Seller Notes”). The AGS Seller Notes had been issued to the previous owners of the Company’s primary operating company. In connection with the termination, the Company caused the repayment all of the outstanding obligations in respect of principal and interest under the AGS Seller Notes.

On the June 6, 2017, the Company terminated a promissory note issued by the Company to Amaya Inc. (the “Amaya Seller Note”) with an initial principal amount of $12.0 million. The Amaya Seller Note had been issued to satisfy the conditions set forth in the stock purchase agreement for Amaya Americas Corporation (“Cadillac Jack”). In connection with the termination, the Company repaid all outstanding obligations in respect of principal and interest under the Amaya Seller Note.

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

As of June 30, 2017, 109,832 Class B Shares issued to “Management Holder,” as defined in the Securityholders Agreement dated April 28, 2014 (the “Securityholders Agreement”), were outstanding. The Class B Shares were sold to the Management Holder and are not considered issued for accounting purposes as they contain a substantive performance condition, a “Qualified Public Offering”, as defined in the Securityholders Agreement, which must be probable for the Management Holder to benefit from the ownership of the shares. As a result, shares issued to the Management Holder are not considered issued for accounting purposes until such time that the performance condition is probable and the Company has recorded a liability in other long-term liabilities of $1.3 million for the proceeds from the sale of the Class B Shares. No share-based compensation expense for Class B Shares has been recognized and none will be recognized for these shares until the performance condition is considered to be probable.

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

NOTE 7. WRITE DOWNS AND OTHER CHARGES

The Condensed Consolidated Statements of Operations and Comprehensive Loss include various non-routine transactions or consulting and transaction-related fees that have been classified as write downs and other charges. During the three months ended June 30, 2017, the Company recognized $1.9 million in write-downs and other charges driven by losses from the disposal of assets. During the six months ended June 30, 2017, the Company recognized $2.2 million in write-downs and other charges driven by losses from the disposal of assets of $2.5 million, the full impairment of certain intangible assets of $0.3 million (level 3 fair value measurement based on projected cash flows for the specific game titles), offset by a fair value adjustment to an acquisition contingent receivable of $0.6 million (level 3 fair value measurements based on projected cash flows). The contingency was resolved in Q1 2017 as described in Note 5.

During the three and six months ended June 30, 2016, the Company recognized $0.2 million and $0.3 million in write-downs and other charges, respectively, driven by losses from the disposal of assets.

NOTE 8. BASIC AND DILUTED INCOME (LOSS) PER SHARE

The Company computes net income (loss) per share in accordance with accounting guidance that requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). Basic EPS is computed by dividing net income (loss) for the period by the weighted average number of shares outstanding during the period. Basic EPS excludes Class A shares and Class B Shares issued to Management Holders until the performance condition or termination event is considered probable (see Note 6). Until such time, the Class B Shares issued to Management Holders will be included in the calculation of diluted EPS using the treasury stock method and are treated as stock options. Diluted EPS is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period, increased by potentially dilutive common shares that were outstanding during the period. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. Potentially dilutive common shares include stock options and restricted stock (see Note 10).

There were no potentially dilutive securities for the three and six months ended June 30, 2017.

Excluded from the calculation of diluted EPS for the three months ended June 30, 2017 was 50,000 restricted shares and 0.2 million stock options, as such securities were anti-dilutive. Excluded from the calculation of diluted EPS for the six months ended June 30, 2017 was 50,000 restricted shares and 0.3 million stock options, as such securities were anti-dilutive. Excluded from the calculation of diluted EPS for the three and six months ended June 30, 2016 was 50,000 restricted shares and 0.3 million stock options, as such securities were anti-dilutive.
NOTE 9. BENEFIT PLANS
The Company has established a 401(k) defined contribution plan (the “401(k) Plan”) for its employees. The 401(k) Plan allows employees to contribute a portion of their earnings, and the Company may match a percentage of the contributions on a discretionary basis. The expense associated with the 401(k) Plan for the three months ended June 30, 2017 and 2016, was $0.3 million and $0.2 million, respectively. The expense associated with the 401(k) Plan for the six months ended June 30, 2017 and 2016, was $0.5 million and $0.5 million, respectively.
On April 28, 2014, the board of directors of the Company approved the 2014 Long-Term Incentive Plan (“LTIP”). Under the LTIP, the Company is authorized to grant nonqualified stock options, rights to purchase Class B Shares, restricted stock, restricted stock units and other awards settleable in, or based upon, Class B Shares to persons who are directors and employees of and consultants to the Company or any of its subsidiaries on the date of the grant. The LTIP will terminate ten years after approval by the board. Subject to adjustments in connection with certain changes in capitalization, the maximum number of Class B Shares that may be delivered pursuant to awards under the LTIP is 1,450,000. As of June 30, 2017, approximately 0.2 million shares remain available for issuance.

NOTE 10. SHARE-BASED COMPENSATION

Stock Options

The Company has granted stock awards to eligible participants under the LTIP. The stock awards include options to purchase the Company’s Class B Shares. These stock options include a combination of service and market conditions, as further described below. In addition, these stock options include a performance vesting condition, a Qualified Public Offering (see Note 6), which was not considered to be probable as of June 30, 2017. As a result, no share-based compensation expense for stock

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

options has been recognized and none will be recognized for these stock awards until the performance condition is considered to be probable. The amount of unrecognized compensation expense associated with stock options was $7.7 million and for restricted stock was $0.5 million at June 30, 2017. When the performance condition is considered probable, the stock awards will vest in accordance with the underlying service and market conditions.

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

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Option valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	57%	55%
Risk-free interest rate	1.82%	1.67%
Expected term (in years)	6.3	6.3

Stock option awards represent options to purchase Class B Shares and are granted pursuant to the Company’s LTIP, and include options that the Company primarily classifies as Tranche A, Tranche B and Tranche C.

Tranche A options are eligible to vest in equal installments of 20% on each of the first five anniversaries of the date of the grant, subject to continued employment with the Company or its subsidiaries. In the event of a termination of employment without cause or as a result of death or disability, any such time based options which would have vested on the next applicable vesting date shall become vested, and the remaining unvested time based options shall be forfeited. In addition, upon a Change in Control (as defined in the Company’s 2014 Long-Term Incentive Plan), subject to continued employment through the date of the Change in Control, all outstanding unvested time based options shall immediately vest.

All other option awards are eligible to vest upon the satisfaction of certain performance conditions (collectively, “Performance Options”). Tranche B options are eligible to vest based on achievement of an Investor IRR equal to or in excess of 20%, subject to a minimum cash-on-cash return of 2.5 times the Investor Investment (as such terms are defined in the Company’s 2014 Long-Term Incentive Plan). Tranche C options are eligible to vest based on achievement of an Investor IRR equal to or in excess of 25%, subject to a minimum cash-on-cash return of 3.0 times the Investor Investment. In the event of a termination of employment without cause or as a result of death or disability, any Performance Options which are outstanding and unvested will remain eligible to vest subject to achievement of such performance targets (without regard to the continued service requirement) until the first anniversary of the date of such termination. As of June 30, 2017, the Company had 0.4 million Performance Options outstanding.

A summary of the changes in stock options outstanding during the six months ended June 30, 2017, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2016	895,100	$13.35
Granted	224,750	$15.91
Canceled	(35,000)	$16.98
Options outstanding as of June 30, 2017	1,084,850	$13.76	8.1	$2,479,475

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Restricted Stock

No restricted stock was granted, canceled or forfeited during the six months ended June 30, 2017. There were no changes to outstanding restricted stock awards during the six months ended June 30, 2017.

NOTE 11. INCOME TAXES

The Company's effective income tax rate for the three months ended June 30, 2017, was an expense of 7.0%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended June 30, 2017, was primarily due to changes in our valuation allowance on deferred tax assets. The Company's effective income tax rate for the three months ended June 30, 2016, was a benefit of 7.9%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended June 30, 2016, was primarily due to changes in our valuation allowance on deferred tax assets.

The Company's effective income tax rate for the six months ended June 30, 2017, was an expense of 12.3%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the six months ended June 30, 2017, was primarily due to changes in our valuation allowance on deferred tax assets. The Company's effective income tax rate for the six months ended June 30, 2016, was a benefit of 8.6%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the six months ended June 30, 2016, was primarily due to changes in our valuation allowance on deferred tax assets.
NOTE 12. COMMITMENTS AND CONTINGENCIES
The Company is subject to federal, state and Native American laws and regulations that affect both its general commercial relationships with its Native American tribal customers, as well as the products and services provided to them. Periodically, the Company reviews the status of each significant matter and assesses the potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. If a potential loss from any claim or legal proceeding is considered reasonably possible, the Company discloses an estimate of the possible loss or range of possible loss, or a statement that such an estimate cannot be made. There are no matters that meet the criteria for disclosure outlined above. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to their pending claims and litigation and may revise their estimates. Such revisions in the estimates of the potential liabilities could have a material impact on the results of operations and financial condition.

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

Segment revenues include leasing, licensing, or selling of products within each reportable segment. Segment adjusted EBITDA includes the revenues and operating expenses from each segment adjusted for depreciation, amortization, write downs and other charges, accretion of placement fees, non-cash stock compensation expense, as well as other costs such as certain acquisitions and integration related costs including restructuring and severance charges; legal and litigation expenses including settlement payments; new jurisdictions and regulatory licensing costs; non-cash charges on capitalized installation and delivery; contract cancellation fees; and other adjustments primarily composed of professional fees incurred by the Company for projects, corporate and public filing compliance and other costs deemed to be non-recurring in nature. Revenues in each segment are attributable to third parties and segment operating expenses are directly associated with the product lines included in each segment such as research and development, product approval costs, product-related litigation expenses, sales commissions and other directly-allocable sales expenses. Cost of gaming operations and cost of equipment sales primarily include the cost of products sold, service, manufacturing overhead, shipping and installation.

Segment adjusted EBITDA excludes other income and expense, income taxes and certain expenses that are managed outside of the operating segments.

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following provides financial information concerning our reportable segments for the three and six months ended June 30,:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues by segment
EGM	$47,404	$39,925	$92,416	$77,776
Table Products	711	612	1,343	1,331
Interactive	1,965	2,081	4,095	3,746
Total Revenues	$50,080	$42,618	$97,854	$82,853
Adjusted EBITDA by segment
EGM	26,495	24,001	51,696	47,761
Table Products	(312)	(561)	(490)	(1,015)
Interactive	(97)	(1,415)	(214)	(3,464)
Subtotal	26,086	22,025	50,992	43,282
Write downs and other:
Loss on disposal of long lived assets	1,933	191	2,510	310
Impairment of long lived assets	—	—	285	2
Fair value adjustments to contingent consideration and other items	—	—	(630)	—
Acquisition costs	—	—	—	(11)
Depreciation and amortization	18,216	20,566	36,667	41,108
Accretion of placement fees(1)	1,151	1,178	2,300	2,348
Acquisitions & integration related costs including restructuring & severance	181	1,000	828	2,349
Legal & litigation expenses including settlement payments	186	478	585	1,134
New jurisdictions and regulatory licensing costs	502	67	737	115
Non-cash charge on capitalized installation and delivery	513	332	926	840
Non-cash charges and loss on disposition of assets	136	2,067	686	2,067
Other adjustments	946	484	1,593	1,564
Interest expense	14,554	14,632	29,714	29,248
Interest income	(40)	(16)	(55)	(39)
Loss on extinguishment and modification of debt	8,129	—	8,129	—
Other expense (income)	(1,529)	1,500	(4,338)	5,922
Loss before income taxes	$(18,792)	$(20,454)	$(28,945)	$(43,675)
(1) Non-cash expense related to the accretion of contract rights under development agreements and placement fees.

The Company’s Chief Operating Decision Maker (“CODM”) does not receive a report with a measure of total assets or capital expenditures for each reportable segment as this information is not used or necessary for the evaluation of segment performance. The CODM assesses the performance of each segment based on adjusted EBITDA and not based on assets or capital expenditures. Therefore, the Company has not provided asset and capital expenditure information by reportable segment.

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

Overview

We are a designer and supplier of diverse products and services for the gaming industry.  Founded in 2005, our roots are in the Class II Native American gaming market, where we are one of the market leaders in electronic gaming machines (“EGMs”), which include slot machines, video bingo machines, and other electronic gaming devices. Our customers predominantly consist of casino operators in Class II and Class III Native American and commercial gaming enterprises.  Historically, approximately 90% of our total revenue is recurring which refers to Interactive revenue and revenue generated under contracted lease agreements, from lease agreements whereby we place electronic gaming machines (“EGMs”), systems, and table game products at a customer’s facility in return for either a share of the revenues that these products generate, or a daily or monthly fee.  Since mid-2014, we have significantly broadened and diversified our product portfolio through both organic development and strategic acquisitions, and we now offer three distinct categories of products: Electronic Gaming Machines (“EGM”), Table products (“Table Products”), and Interactive Social Casino Games (“Interactive”). Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line.

As of June 30, 2017, we had 21,479 EGM units installed under revenue sharing or fee per day agreements. The majority of our systems are used by Native American gaming operators in both Class II and Class III jurisdictions as well as commercial casinos in Mexico. We currently derive a substantial portion of our gaming revenues from lease agreements whereby we place EGMs and systems at a customer’s facility in return for either a share of the revenues that these machines and systems generate or a daily fee.

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

Results of Operations

Three Months Ended June 30, 2017 compared to the Three Months Ended June 30, 2016

The following tables set forth certain selected condensed consolidated financial data for the three months ended June 30, 2017 and 2016 (in thousands):

	Three months ended June 30,		$	%
	2017	2016	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$41,758	$39,578	$2,180	5.5%
Equipment sales	8,322	3,040	5,282	173.8%
Total revenues	50,080	42,618	7,462	17.5%
Operating expenses
Cost of gaming operations	6,979	6,643	336	5.1%
Cost of equipment sales	4,144	3,376	768	22.7%
Selling, general and administrative	10,345	11,001	(656)	(6.0)%
Research and development	6,141	5,179	962	18.6%
Write downs and other charges	1,933	191	1,742	912.0%
Depreciation and amortization	18,216	20,566	(2,350)	(11.4)%
Total operating expenses	47,758	46,956	802	1.7%
Income (loss) from operations	2,322	(4,338)	6,660	153.5%
Other expense (income)
Interest expense	14,554	14,632	(78)	(0.5)%
Interest income	(40)	(16)	(24)	(150.0)%
Loss on extinguishment and modification of debt	8,129	—	8,129	—%
Other (income) expense	(1,529)	1,500	(3,029)	(201.9)%
Loss before income taxes	(18,792)	(20,454)	1,662	8.1%
Income tax (expense) benefit	(1,318)	1,615	(2,933)	(181.6)%
Net loss	$(20,110)	$(18,839)	$(1,271)	(6.7)%
Revenues

Gaming Operations. The increase in gaming operations revenue was primarily due to the increase in our EGM installed base of approximately 400 domestic units and approximately 950 international units, which is primarily attributable to the popularity of our new ICON and Orion cabinets. We also had a 2.9%, or $0.74, increase in our domestic EGM revenue per day through the optimization of our installed base by installing our newer and more competitive game content on our EGMs. The increase in domestic EGM revenue per day was offset by a decrease in our international EGM revenue per day, driven primarily by the negative impact of $0.4 million relating to foreign currency fluctuations compared to the prior year period.

Equipment Sales. The increase in equipment sales is due to the sale of 574 units in the three months ended June 30, 2017, compared to 115 units in the prior year period. The increase in the number of units sold is primarily attributable to the success of our new ICON and Orion cabinets and our growth in the Class III market in which many customers prefer to buy rather than lease EGMs. The increase was also attributable to an approximate $1,500, or 10.6%, increase in the average sales price compared to the prior year period. The increase in equipment sales was offset by a decrease in revenues from the sale of nontransferable and nonexclusive licenses of certain licensed game content to a third party for $1.1 million in the prior year period that was not present in the current year period.

Operating Expenses

Cost of gaming operations. The increase in costs of gaming operations was the result of our increased installed base of 21,479 EGM units compared to 20,145 units in the prior year period, as well as increased table games installed base that increased over 60% compared to the prior year period. The increase in our EGM and table games installed base resulted in a commensurate increase in service costs of approximately $0.3 million. As a percentage of gaming operations revenue, costs of gaming operations was 16.7% for the three months ended June 30, 2017 compared to 16.8% for the prior year period.

Selling, general and administrative. The decrease in selling, general and administrative expenses is primarily due to decreased user acquisition fees of $1.0 million from our Interactive segment in efforts to optimize marketing spend and offset by increased tradeshow costs of $0.4 million.

Research and development. The increase in research and development expenses are driven by increased salaries and benefits costs of $1.0 million due to increased headcount and prototype parts of $0.2 million, and offset with decreased professional fees of $0.5 million related to software testing and compliance. As a percentage of total revenue, research and development expense was 12.3% for the three months ended June 30, 2017 compared to 12.2% for the prior year period.

Write downs and other charges. During the three months ended June 30, 2017, the Company recognized $1.9 million in write-downs and other charges driven by losses from the disposal of assets of $1.9 million.

During the three months ended June 30, 2016, the Company recognized $0.2 million in write-downs and other charges driven by losses from the disposal of assets.

Due to the changing nature of our write downs and other charges, we describe the composition of the balances as opposed to providing a year over year comparison.

Depreciation and amortization. The decrease was due to assets acquired in acquisitions that have reached the end of their useful lives. These assets were fully depreciated at the beginning of the current period and therefore had no depreciation for three months ended June 30, 2017.

Other Expense (Income), net

Interest expense. The increase is primarily attributed to the increase in the average principal amounts outstanding under the senior secured PIK notes of $15.0 million, offset by decreases in the average principal amounts outstanding under the senior secured credit facilities and equipment long term note payable and capital leases of $2.2 million for three months ended June 30, 2017, compared to the amounts outstanding during the prior year period. To a lesser extent, interest expense was impacted by the termination of senior secured credit facilities and seller notes and entering into a first lien credit agreement on June 6, 2017. See Item 1. “Financial Statements” Note 5 for a detailed discussion regarding long-term debt.

Loss on extinguishment and modification of debt. The increase is attributed to the refinancing of the Company’s long-term debt, as described in Item 1. “Financial Statements” Note 5. Approximately $3.3 million of deferred loan costs and discounts related to our old senior secured credit facilities were written off as a portion of the loss on extinguishment and modification of debt and $4.8 million in debt issuance costs related to our new first lien credit facilities were expensed.

Other expense. The amount in the current quarter relates primarily to the effect of foreign currency fluctuation on trade payables and receivables denominated in foreign currencies.

Income Taxes

The Company's effective income tax rate for the three months ended June 30, 2017, was an expense of 7.0%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended June 30,
2017, was primarily due to changes in our valuation allowance on deferred tax assets. The Company's effective income tax rate for the three months ended June 30, 2016, was a benefit of 7.9%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended June 30, 2016, was primarily due to changes in our valuation allowance on deferred tax assets.

Six Months Ended June 30, 2017 compared to the Six Months Ended June 30, 2016

The following tables set forth certain selected condensed consolidated financial data for the six months ended June 30, 2017 and 2016 (in thousands):

	Six months ended June 30,		$	%
	2017	2016	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$82,191	$78,216	$3,975	5.1%
Equipment sales	15,663	4,637	11,026	237.8%
Total revenues	97,854	82,853	15,001	18.1%
Operating expenses
Cost of gaming operations	14,450	12,916	1,534	11.9%
Cost of equipment sales	7,996	3,546	4,450	125.5%
Selling, general and administrative	20,626	23,684	(3,058)	(12.9)%
Research and development	11,445	9,842	1,603	16.3%
Write downs and other charges	2,165	301	1,864	619.3%
Depreciation and amortization	36,667	41,108	(4,441)	(10.8)%
Total operating expenses	93,349	91,397	1,952	2.1%
Income (loss) from operations	4,505	(8,544)	13,049	152.7%
Other expense (income)
Interest expense	29,714	29,248	466	1.6%
Interest income	(55)	(39)	(16)	(41.0)%
Loss on extinguishment and modification of debt	8,129	—	8,129	—%
Other (income) expense	(4,338)	5,922	(10,260)	(173.3)%
Loss before income taxes	(28,945)	(43,675)	14,730	33.7%
Income tax (expense) benefit	(3,551)	3,770	(7,321)	(194.2)%
Net loss	$(32,496)	$(39,905)	$7,409	18.6%
Revenues

Gaming Operations. The increase in gaming operations revenue was primarily due to the increase in our EGM installed base of approximately 400 domestic units and approximately 950 international units, which is primarily attributable to the popularity of our new ICON and Orion cabinets. We had a 2.0%, or $0.51, increase in our domestic EGM revenue per day through the optimization of our installed base by installing our newer and more competitive game content on our EGMs. The increase in domestic EGM revenue per day was offset by a decrease in our international EGM revenue per day, driven primarily by the negative impact of $1.2 million relating to foreign currency fluctuations compared to the prior year period. Additionally, we had a $0.3 million increase in Interactive revenue driven by Business-to-Consumer (“B2C”) arrangements when compared to the prior year period.

Equipment Sales. The increase in equipment sales is due to the sale of 1,027 units in the six months ended June 30, 2017, compared to 139 units in the prior year period. The increase in the number of units sold is primarily attributable to the success of our new ICON and Orion cabinets and our growth in the Class III market in which many customers prefer to buy rather than lease EGMs. The increase was also attributable to an approximate $800, or 5.5%, increase the average sales price compared to the prior year period. The increase in equipment sales was offset by a decrease in revenues from the sale of nontransferable and nonexclusive licenses of certain licensed game content to a third party for $2.2 million in the prior year period that was not present in the current year period

Operating Expenses

Cost of gaming operations. The increase in costs of gaming operations was the result of our increased installed base of 21,479 EGM units compared to 20,145 units in the prior year period, as well as increased table games installed base that increased over 60% compared to the prior year period. The increase in installed base resulted in a commensurate increase in service costs of $0.4 million and tribal marketing fees of $1.1 million. As a percentage of gaming operations revenue, costs of gaming operations was 17.6% for the six months ended June 30, 2017 compared to 16.5% for the prior year period.

Selling, general and administrative. The decrease in selling, general and administrative expenses is primarily due to decreased user acquisition fees of $2.3 million from our Interactive segment in efforts to optimize marketing spend, integration related professional fees of $1.4 million, salaries and benefits expense of $0.7 million and travel and entertainment costs of $0.1 million. The decrease were offset by increased bad debt expense of $0.4 million and increased property taxes of $0.3 million.

Research and development. The increase in research and development expenses are driven by increased salaries and benefits costs of $2.1 million due to increased headcount, prototype parts of $0.5 million, and offset with decreased professional fees of $0.8 million related to software testing and compliance and decreased consulting fees of $0.4 million. As a percentage of total revenue, research and development expense was 11.7% for the six months ended June 30, 2017 compared to 11.9% for the prior year period.

Write downs and other charges. During the six months ended June 30, 2017, the Company recognized $2.2 million in write-downs and other charges driven by losses from the disposal of assets of $2.5 million, the full impairment of certain intangible assets of $0.3 million (level 3 fair value measurement based on projected cash flows for the specific game titles), offset by a fair value adjustment to an acquisition contingent receivable of $0.6 million (level 3 fair value measurements based on projected cash flows). The contingency was resolved in the first quarter of 2017 as described in Item 1. “Financial Statements” Note 5.

During the six months ended June 30, 2016, the Company recognized $0.3 million in write-downs and other charges driven by losses from the disposal of assets.

Due to the changing nature of our write downs and other charges, we describe the composition of the balances as opposed to providing a year over year comparison.

Depreciation and amortization. The decrease was due to assets acquired in acquisitions that have reached the end of their useful lives. These assets were fully depreciated at the beginning of the current period and therefore had no depreciation for six months ended June 30, 2017.

Other Expense (Income), net

Interest expense. The increase is primarily attributed to the increase in the average principal amounts outstanding under the senior secured PIK notes of $15.0 million, offset by decreases in the average principal amounts outstanding under the senior secured credit facilities and equipment long term note payable and capital leases of $2.2 million for six months ended June 30, 2017, compared to the amounts outstanding during the prior year period. To a lesser extent, interest expense was impacted by the termination of senior secured credit facilities and seller notes and entering into a first lien credit agreement on June 6, 2017. See Item 1. “Financial Statements” Note 5 for a detailed discussion regarding long-term debt.

Loss on extinguishment and modification of debt. The increase is attributed to the refinancing of the Company’s long-term debt, as described in Item 1. “Financial Statements” Note 5. Approximately $3.3 million of deferred loan costs and discounts related to our old senior secured credit facilities were written off as a portion of the loss on extinguishment and modification of debt and $4.8 million in debt issuance costs related to the first lien credit facilities were expensed.

Other expense. The amount in the current quarter relates primarily to the effect of foreign currency fluctuation on trade payables and receivables denominated in foreign currencies.

Income Taxes

The Company's effective income tax rate for the six months ended June 30, 2017, was an expense of 12.3%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the six months ended June 30, 2017, was primarily due to changes in our valuation allowance on deferred tax assets. The Company's effective income tax rate for the six months ended June 30, 2016, was a benefit of 8.6%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the six months ended June 30, 2016, was primarily due to changes in our valuation allowance on deferred tax assets.

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

The following tables provide reconciliations of segment financial information to our consolidated statement of operations. We have included revenues, operating expenses and other adjustments by segment which we believe are important to understanding the operating results of our segment:

	Three months ended June 30, 2017
	EGM	Table Products	Interactive	Total
Revenues
Gaming operations	$39,142	$651	$1,965	$41,758
Equipment sales	8,262	60	—	8,322
Total revenues	47,404	711	1,965	50,080
Cost of gaming operations(1)	6,177	218	584	6,979
Cost of equipment sales(1)	4,137	7	—	4,144
Selling, general and administrative	8,786	454	1,105	10,345
Research and development	5,323	429	389	6,141
Write downs and other charges	1,933	—	—	1,933
Depreciation and amortization	17,586	421	209	18,216
Total operating expenses	43,942	1,529	2,287	47,758

Write downs and other
Loss on disposal of long lived assets	1,933	—	—
Impairment of long lived assets	—	—	—
Fair value adjustments to contingent consideration and other items	—	—	—
Acquisition costs	—	—	—
Depreciation and amortization	17,586	421	209
Accretion of placement fees(2)	1,151	—	—
Acquisitions & integration related costs including restructuring & severance(3)	96	85	—
Legal & litigation expenses including settlement payments(4)	186	—	—
New jurisdictions and regulatory licensing costs(5)	502	—	—
Non-cash charge on capitalized installation and delivery(6)	513	—	—
Non-cash charges and loss on disposition of assets(7)	136	—	—
Other adjustments(8)	930	—	16
Adjusted EBITDA	$26,495	$(312)	$(97)

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

	Three months ended June 30, 2016
	EGM	Table Products	Interactive	Total
Revenues
Gaming operations	$36,887	$610	$2,081	$39,578
Equipment sales	3,038	2	—	3,040
Total revenues	39,925	612	2,081	42,618
Cost of gaming operations(1)	5,651	385	607	6,643
Cost of equipment sales(1)	3,376	—	—	3,376
Selling, general and administrative	7,774	870	2,357	11,001
Research and development	4,160	487	532	5,179
Write downs and other charges	191	—	—	191
Depreciation and amortization	19,872	278	416	20,566
Total operating expenses	41,024	2,020	3,912	46,956

Write downs and other
Loss on disposal of long lived assets	191	—	—
Impairment of long lived assets	—	—	—
Fair value adjustments to contingent consideration and other items	—	—	—
Acquisition costs	—	—	—
Depreciation and amortization	19,872	278	416
Accretion of placement fees(2)	1,178	—	—
Acquisitions & integration related costs including restructuring & severance(3)	812	188	—
Legal & litigation expenses including settlement payments(4)	97	381	—
New jurisdictions and regulatory licensing costs(5)	67	—	—
Non-cash charge on capitalized installation and delivery(6)	332	—	—
Non-cash charges and loss on disposition of assets(7)	2,067	—	—
Other adjustments(8)	484	—	—
Adjusted EBITDA	$24,001	$(561)	$(1,415)

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

	Six months ended June 30, 2017
	EGM	Table Products	Interactive	Total
Revenues
Gaming operations	$76,820	$1,276	$4,095	$82,191
Equipment sales	15,596	67	—	15,663
Total revenues	92,416	1,343	4,095	97,854
Cost of gaming operations(1)	12,836	393	1,221	14,450
Cost of equipment sales(1)	7,989	7	—	7,996
Selling, general and administrative	17,479	838	2,309	20,626
Research and development	10,115	753	577	11,445
Write downs and other charges	2,165	—	—	2,165
Depreciation and amortization	35,422	828	417	36,667
Total operating expenses	86,006	2,819	4,524	93,349

Write downs and other
Loss on disposal of long lived assets	2,510	—	—
Impairment of long lived assets	285	—	—
Fair value adjustments to contingent consideration and other items	(630)	—	—
Acquisition costs	—	—	—
Depreciation and amortization	35,422	828	417
Accretion of placement fees(2)	2,300	—	—
Acquisitions & integration related costs including restructuring & severance(3)	887	158	(217)
Legal & litigation expenses including settlement payments(4)	585	—	—
New jurisdictions and regulatory licensing costs(5)	737	—	—
Non-cash charge on capitalized installation and delivery(6)	926	—	—
Non-cash charges and loss on disposition of assets(7)	686	—	—
Other adjustments(8)	1,578	—	15
Adjusted EBITDA	$51,696	$(490)	$(214)

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

	Six months ended June 30, 2016
	EGM	Table Products	Interactive	Total
Revenues
Gaming operations	$73,166	$1,304	$3,746	$78,216
Equipment sales	4,610	27	—	4,637
Total revenues	77,776	1,331	3,746	82,853
Cost of gaming operations(1)	11,164	647	1,105	12,916
Cost of equipment sales(1)	3,546	—	—	3,546
Selling, general and administrative	16,752	1,914	5,018	23,684
Research and development	7,891	864	1,087	9,842
Write downs and other charges	310	—	(9)	301
Depreciation and amortization	39,387	847	874	41,108
Total operating expenses	79,050	4,272	8,075	91,397

Write downs and other
Loss on disposal of long lived assets	310	—	—
Impairment of long lived assets	2	—	—
Fair value adjustments to contingent consideration and other items	—	—	—
Acquisition costs	(2)		(9)
Depreciation and amortization	39,387	847	874
Accretion of placement fees(2)	2,348	—	—
Acquisitions & integration related costs including restructuring & severance(3)	2,161	188	—
Legal & litigation expenses including settlement payments(4)	243	891	—
New jurisdictions and regulatory licensing costs(5)	115	—	—
Non-cash charge on capitalized installation and delivery(6)	840	—	—
Non-cash charges and loss on disposition of assets(7)	2,067	—	—
Other adjustments(8)	1,564	—	—
Adjusted EBITDA	$47,761	$(1,015)	$(3,464)

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

Electronic Gaming Machines

Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

	Three months ended June 30,		$	%
	2017	2016	Change	Change
EGM Segment Revenue:
Gaming operations	$39,142	$36,887	$2,255	6.1%
Equipment sales	8,262	3,038	5,224	172.0%
Total EGM revenues	$47,404	$39,925	$7,479	18.7%

EGM adjusted EBITDA	$26,495	$24,001	$2,494	10.4%

EGM unit information:
EGM installed base, end of period	21,479	20,145	1,334	6.6%
EGM revenue per day	$19.99	$20.35	$(0.36)	(1.8)%

EGM units sold	574	115	459	399.1%
Average sales price	$15,840	$14,317	$1,523	10.6%

Gaming Operations Revenue

The increase in gaming operations revenue was primarily due to the increase in our EGM installed base of approximately 400 domestic units and approximately 950 international units, which is primarily attributable to the popularity of our new ICON and Orion cabinets. We also had a 2.9%, or $0.74, increase in our domestic EGM revenue per day through the optimization of our installed base by installing our newer and more competitive game content on our EGMs. The increase in domestic EGM revenue per day was offset by a decrease in participation share rates for gaming revenue received pursuant to participation agreements with Native American tribal customers. The decrease in EGM revenue per day was driven primarily by the negative impact of $0.4 million relating to foreign currency fluctuations compared to the prior year period.

Equipment Sales

The increase in equipment sales is due to the sale of 574 units in the three months ended June 30, 2017, compared to 115 units in the prior year period. The increase in the number of units sold is primarily attributable to the success of our new ICON and Orion cabinets and our growth in the Class III market in which many customers prefer to buy rather than lease EGMs. The increase was also attributable to an approximate $1,500, or 10.6%, increase in the average sales price compared to the prior year period. The increase in equipment sales was offset by a decrease in revenues from the sale of nontransferable and nonexclusive licenses of certain licensed game content to a third party for $1.1 million in the prior year period that was not present in the current year period

EGM Adjusted EBITDA

EGM adjusted EBITDA includes the revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write downs and other charges, accretion of placement fees, as well as other costs. See Item 1. “Financial Statements” Note 13 for further explanation of adjustments. The increase in EGM adjusted EBITDA is attributable to the increases in revenue described above offset by increased adjusted cost of gaming operations and equipment sales of $3.0 million due to higher sales volume and increased adjusted operating expenses of $1.9 million due to increased headcount and prototype parts.

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016

	Six months ended June 30,		$	%
	2017	2016	Change	Change
EGM Segment Revenue:
Gaming operations	$76,820	$73,166	$3,654	5.0%
Equipment sales	15,596	4,610	10,986	238.3%
Total EGM revenues	$92,416	$77,776	$14,640	18.8%

EGM adjusted EBITDA	$51,696	$47,761	$3,935	8.2%

EGM unit information:
EGM installed base, end of period	21,479	20,145	1,334	6.6%
EGM revenue per day	$19.96	$20.42	$(0.46)	(2.3)%

EGM units sold	1,027	139	888	638.8%
Average sales price	$15,776	$14,953	$823	5.5%

Gaming Operations Revenue

The increase in gaming operations revenue was primarily due to the increase in our EGM installed base of approximately 400 domestic units and approximately 950 international units, which is primarily attributable to the popularity of our new ICON and Orion cabinets. We also had a 2.0%, or $0.51, increase in our domestic EGM revenue per day through the optimization of our installed base by installing our newer and more competitive game content on our EGMs. The increase in domestic EGM revenue per day was offset by a decrease in participation share rates for gaming revenue received pursuant to participation agreements with Native American tribal customers. The decrease in EGM revenue per day was driven primarily by the negative impact of $1.2 million relating to foreign currency fluctuations compared to the prior year period.

Equipment Sales

The increase in equipment sales is due to the sale of 1,027 units in the six months ended June 30, 2017, compared to 139 units in the prior year period. The increase in the number of units sold is primarily attributable to the success of our new ICON and Orion cabinets and our growth in the Class III market in which many customers prefer to buy rather than lease EGMs. The increase was also attributable to an approximate $800, or 5.5%, increase in the average sales price compared to the prior year period. The increase in equipment sales was offset by a decrease in revenues from the sale of nontransferable and nonexclusive licenses of certain licensed game content to a third party for $2.2 million in the prior year period that was not present in the current year period

EGM Adjusted EBITDA

EGM adjusted EBITDA includes the revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write downs and other charges, accretion of placement fees, as well as other costs. See Item 1. “Financial Statements” Note 13 for further explanation of adjustments. The increase in EGM adjusted EBITDA is attributable to the increases in revenue described above offset by increased adjusted cost of gaming operations and equipment sales of $7.4 million due to higher sales volume and increased adjusted operating expenses of $3.2 million due to increased headcount and prototype parts.

Table Products

Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

	Three Months Ended June 30,		$	%
	2017	2016	Change	Change
Table Products Segment Revenue:
Gaming operations	$651	$610	$41	6.7%
Equipment sales	60	2	58	2,900.0%
Total Table Products revenues	$711	$612	$99	16.2%

Table Products adjusted EBITDA	$(312)	$(561)	$249	44.4%

Table Products unit information:
Table products installed base, end of period	1,754	1,091	663	60.8%
Average monthly lease price	$124	$187	$(63)	(33.7)%

Gaming Operations Revenue

The increase in Table Products gaming operations revenue is attributable to the increase in the Table Products installed base to 1,754 units compared to 1,091 units in the prior year period. Our side bets, and most notably Buster Blackjack, are the primary driver of the increase in the Table Products revenue and installed base compared to the prior year period. The increase is offset by a decrease in the average monthly lease price of $124 compared to $187 in the prior year period.

Tables Products Adjusted EBITDA

Table Products adjusted EBITDA includes the revenues and operating expenses from the Table Products segment adjusted for depreciation, amortization, write downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 13 for further explanation of adjustments. The increase in Table Products adjusted EBITDA is attributable to the increases in revenue described above and a decrease in adjusted cost of gaming operations and equipment sales of $0.2 million and offset with an increase in adjusted operating expenses of $0.1 million. The Table Products segment began its operations in mid-2014 and it has continued to grow through the addition of headcount and purchases of intellectual property from third parties.

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016

	Six Months Ended June 30,		$	%
	2017	2016	Change	Change
Table Products Segment Revenue:
Gaming operations	$1,276	$1,304	$(28)	(2.1)%
Equipment sales	67	27	40	148.1%
Total Table Products revenues	$1,343	$1,331	$12	0.9%

Table Products adjusted EBITDA	$(490)	$(1,015)	$525	51.7%

Table Products unit information:
Table products installed base, end of period	1,754	1,091	663	60.8%
Average monthly lease price	$122	$203	$(81)	(39.9)%

Gaming Operations Revenue

The increase in Table Products gaming operations revenue is attributable to the increase in the Table Products installed base to 1,754 units compared to 1,091 units in the prior year period. Our side bets, and most notably Buster Blackjack, are the primary driver of the increase in the Table Products revenue and installed base compared to the prior year period. The increase is offset by a decrease in the average monthly lease price of $122 compared to $203 in the prior year period.

Tables Products Adjusted EBITDA

Table Products adjusted EBITDA includes the revenues and operating expenses from the Table Products segment adjusted for depreciation, amortization, write downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 13 for further explanation of adjustments. The increase in Table Products adjusted EBITDA is attributable to the increases in revenue described above and a decrease in adjusted cost of gaming operations and equipment sales of $0.4 million and a decrease in adjusted operating expenses of $0.1 million. The Table Products segment began its operations in mid-2014 and it has continued to grow through the addition of headcount and purchases of intellectual property from third parties.

Interactive

Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

	Three months ended June 30,		$	%
	2017	2016	Change	Change
Interactive Segment Revenue:
Gaming operations	$1,965	$2,081	$(116)	(5.6)%
Total Interactive revenues	$1,965	$2,081	$(116)	(5.6)%

Interactive adjusted EBITDA	$(97)	$(1,415)	$1,318	93.1%

Interactive unit information:
Average MAU(1)	183,912	222,016	(38,104)	(17.2)%
Average DAU(2)	36,895	44,092	(7,197)	(16.3)%
ARPDAU(3)	$0.58	$0.48	$0.10	20.8%

(1) MAU = Monthly Active Users and is a count of unique visitors to our sites during a month
(2) DAU = Daily Active Users, a count of unique visitors to our sites during a day
(3) ARPDAU = Average daily revenue per DAU is calculated by dividing revenue for a period by the DAU for the period by the number of days for the period

Gaming Operations Revenue

The decrease in interactive gaming operations revenue is primarily driven by a 16.3% decrease in average DAU for the three months ended June 30, 2017 when compared to the prior year period.  The decrease in average DAU was driven by decreased user acquisition costs in efforts to optimize marketing spend.

Interactive Adjusted EBITDA

Interactive adjusted EBITDA includes the revenues and operating expenses from the Interactive segment adjusted for depreciation, amortization, write downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 13 for further explanation of adjustments. The increase in interactive adjusted EBITDA is attributable to a decrease in adjusted operating expenses of $1.4 million primarily driven by decreased marketing and user acquisition costs. These decreases in adjusted operating expenses were related to the decrease in gaming operations revenues discussed above.

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016

	Six Months Ended June 30,		$	%
	2017	2016	Change	Change
Interactive Segment Revenue:
Gaming operations	$4,095	$3,746	$349	9.3%
Total Interactive revenues	$4,095	$3,746	$349	9.3%

Interactive adjusted EBITDA	$(214)	$(3,464)	$3,250	93.8%

Interactive unit information:
Average MAU(1)	188,236	212,599	(24,363)	(11.5)%
Average DAU(2)	37,715	41,236	(3,521)	(8.5)%
ARPDAU(3)	$0.58	$0.48	$0.10	20.8%

(1) MAU = Monthly Active Users and is a count of unique visitors to our sites during a month
(2) DAU = Daily Active Users, a count of unique visitors to our sites during a day
(3) ARPDAU = Average daily revenue per DAU is calculated by dividing revenue for a period by the DAU for the period by the number of days for the period

Gaming Operations Revenue

The increase in interactive gaming operations revenue is attributable to increases in Business-to-Consumer
(“B2C”) revenue driven by a 20.8% increase in ARPDAU.

Interactive Adjusted EBITDA

Interactive adjusted EBITDA includes the revenues and operating expenses from the Interactive segment adjusted for depreciation, amortization, write downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 13 for further explanation of adjustments. The increase in interactive adjusted EBITDA is attributable to a decrease in adjusted operating expenses of $3.0 million primarily driven by decreased marketing and user acquisition costs. These decreases in adjusted operating expenses were complimented by the increase in gaming operations revenues discussed above.

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

As of June 30, 2017, we had $22.8 million in cash and cash equivalents and $30.0 million available under our revolving credit facility. Based on our current business plan, we believe that our existing cash balances, cash generated from operations and availability under the revolving credit facility will be sufficient to meet our anticipated cash needs for at least the next twelve months. As of June 30, 2017, we were in compliance with the required covenants of our debt instruments, including the maximum net first lien leverage ratio. However, our future cash requirements could be higher than we currently expect as a result of various factors. Our ability to meet our liquidity needs could be adversely affected if we suffer adverse results of operations, or if we violate the covenants and restrictions to which we are subject under our debt instruments. Additionally, our ability to generate sufficient cash from our operating activities is subject to general economic, political, regulatory, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under our existing credit facility in an amount sufficient to enable us to pay our service or repay our indebtedness or to fund our other liquidity needs, and we may be required to seek additional financing through credit facilities with other lenders or institutions or seek additional capital through private placements or public offerings of equity or debt securities.

Indebtedness

First Lien Credit Facilities

On June 6, 2017 (the “Closing Date”), AP Gaming I, LLC (the “Borrower”), a wholly owned indirect subsidiary of the Company, entered into a first lien credit agreement, providing for $450.0 million in term loans and a $30.0 million revolving credit facility (the “First Lien Credit Facilities”).  The proceeds of the term loans were used primarily to repay the Existing Credit Facilities (as defined below), the AGS Seller Notes (as defined below) and the Amaya Seller Note (as defined below), to pay for the fees and expenses incurred in connection with the foregoing and otherwise for general corporate purposes.

The term loans will mature on February 15, 2024, and the revolving credit facility will mature on June 6, 2022. Starting with the first full quarter after the Closing Date, the term loans require scheduled quarterly payments in amounts equal to 0.25% of the original aggregate principal amount of the term loans, with the balance due at maturity.  Borrowings under the term loans bear interest at a rate equal to, at the Borrower’s option, either LIBOR or the base rate, subject to an interest rate floor plus an applicable margin rate.  Borrowings under the revolving credit facility bear interest at a rate equal to, at the Borrower’s option, either LIBOR or the base rate plus an applicable margin rate.  In addition, on a quarterly basis, the Borrower is required to pay each lender under the revolving credit facility a commitment fee in respect of any unused commitments thereunder at a rate of 0.50% per annum.

The First Lien Credit Facilities are guaranteed by AP Gaming Holdings, LLC, the Borrower’s material, wholly owned domestic subsidiaries (subject to certain exceptions), and are secured by a pledge by AP Gaming Holdings, LLC of the Borrower’s equity interest directly held by AP Gaming Holdings, LLC and a pledge of substantially all of the existing and future property and assets of the Borrower and the subsidiary guarantors, subject to certain exceptions.  The First Lien Credit Facilities require that the Borrower maintain a maximum net first lien leverage ratio set at a maximum of 6.0% to 1.0.

The First Lien Credit Facilities also contain customary affirmative covenants and negative covenants that limit our ability to, among other things: (i) incur additional debt or issue certain preferred shares; (ii) create liens on certain assets; (iii) make certain loans or investments (including acquisitions); (iv) pay dividends on or make distributions in respect of our capital stock or make other restricted payments; (v) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; (vi) sell assets; (vii) enter into certain transactions with our affiliates; (viii) enter into sale-leaseback transactions; (ix) change our lines of business; (x) restrict dividends from our subsidiaries or restrict liens; (xi) change our fiscal year; and (xii) modify the terms of certain debt or organizational agreements. The new senior secured credit facilities also contain customary events of default included in similar financing transactions, including, among others, failure to make payments when due, default under other material indebtedness, breach of covenants, breach of representations and warranties, involuntary or voluntary bankruptcy, and material judgments.

The Company was in compliance with the covenants of the First Lien Credit Facilities at June 30, 2017. As of June 30, 2017, our first lien leverage ratio was 4.1 to 1.0. As of June 30, 2017, the Company could incur the entire $30.0 million of unused borrowing capacity under the new revolving credit facility without violating any of its covenants under its debt agreements.

Amended and Restated Senior Secured PIK Notes

On May 30, 2017, the Company entered into an amended and restated note purchase agreement (the “A&R Note Purchase Agreement”) with AP Gaming Holdings, LLC, as subsidiary guarantor (the “Subsidiary Guarantor”), Deutsche Bank AG, London Branch, as holder (the “Holder”), and Deutsche Bank Trust Company Americas, as collateral agent, which amended and restated the note purchase agreement, dated as of May 29, 2015.

The A&R Note Purchase Agreement governs the Company’s previously issued 11.25% senior secured PIK notes (the “Notes”), $115.0 million of which had been issued to the Holder at an issue price of 97% of the principal amount thereof to the Holder in a private placement exempt from registration under the Securities Act of 1933, as amended.  The A&R Note Purchase Agreement extends the maturity of the Notes to May 28, 2024 and modifies the terms of the Notes to, among other things, account for the repayment of the AGS Seller Notes and the Amaya Seller Note.

The Notes remain secured by the Company’s equity in its subsidiary AP Gaming, Inc., subject to certain limitations including those imposed by gaming laws, and are unconditionally guaranteed by the Subsidiary Guarantor. Interest on the Notes continues to accrue at a rate of 11.25% per annum.  The Company may elect to pay interest due on the Notes in cash, by increasing the principal of the outstanding Notes or by issuing new Notes (“PIK interest”) for the entire amount of the interest payment or by paying interest partially in cash and partially in PIK interest.  Interest on the Notes accrues from the date of issuance and is payable on the dates described in more detail in the A&R Note Purchase Agreement.

The Notes contain limitations on additional indebtedness, guarantees, incurrence of liens, investments and distributions, as defined, some of which were modified in the A&R Note Purchase Agreement.  The Notes also contains customary events of default included in similar transactions, including, among others, failure to make payments when due, acceleration of other material indebtedness, breach of covenants, breach of representations and warranties, involuntary or voluntary bankruptcy, and material judgments.

Equipment Long Term Note Payable and Capital Leases

The Company has entered into a financing agreement to purchase certain gaming devices, systems and related equipment and has entered into leases for servers and equipment that are accounted for as capital leases.

Senior Secured Credit Facilities

On June 6, 2017, the Borrower terminated its senior secured credit facilities (the “Existing Credit Facilities”), dated as of December 20, 2013 (as amended as of May 29, 2015 and as of June 1, 2015 and as amended, restated, supplemented or otherwise modified prior to June 6, 2017), by and among the Borrower, the lenders party thereto from time to time and Citicorp North America, Inc., as administrative agent. In connection with the termination, the Borrower repaid all of the outstanding obligations in respect of principal, interest and fees under the Existing Credit Facilities.

On June 6, 2017, net deferred loan costs and discounts totaling $13.9 million related to the Existing Credit Facilities were capitalized and were being amortized over the term of the agreement. In conjunction with the refinancing, approximately $3.3 million of these deferred loan costs and discounts was written off as a portion of the loss on extinguishment and modification of debt and the remainder of these cost will be amortized over the term of the First Lien Credit Facilities. An additional $9.2 million in loan costs and discounts was incurred related to the issuance of the First Lien Credit Facilities. Given the composition of the lender group, certain lenders were accounted for as a debt modification and, as such, $4.8 million in debt issuance costs related to the First Lien Credit Facilities were expensed and included in the loss on extinguishment and modification of debt, the remaining amount was capitalized and will be amortized over the term of the agreement.

Seller Notes

On June 6, 2017, AP Gaming, Inc., a wholly owned subsidiary of the Company terminated two promissory notes issued by AP Gaming, Inc. to AGS Holdings, LLC, in the initial principal amounts of $2.2 million and $3.3 million, respectively (the “AGS Seller Notes”). The AGS Seller Notes had been issued to the previous owners of the Company’s primary operating company. In connection with the termination, the Company caused the repayment all of the outstanding obligations in respect of principal and interest under the AGS Seller Notes.

On the June 6, 2017, the Company terminated a promissory note issued by the Company to Amaya Inc. (the “Amaya Seller Note”) with an initial principal amount of $12.0 million. The Amaya Seller Note had been issued to satisfy the conditions set forth in the stock purchase agreement for Amaya Americas Corporation (“Cadillac Jack”). In connection with the termination, the Company repaid all outstanding obligations in respect of principal and interest under the Amaya Seller Note.

The following table summarizes our historical cash flows (in thousands):

	Six months ended June 30,
	2017	2016
Cash Flow Information:
Net cash provided by operating activities	$17,898	$15,550
Net cash used in investing activities	(32,264)	(16,350)
Net cash provided by (used in) financing activities	19,137	(7,046)
Effect of exchange rates on cash and cash equivalents	4	(26)
Net decrease in cash and cash equivalents	$4,775	$(7,872)

Operating activities

The Company has historically produced a loss from operations, which is primarily due to the capital nature of the business and the resulting depreciation and amortization expense. For the six months ended June 30, 2017, net cash provided by operating activities was $17.9 million compared to $15.6 million for the six months ended June 30, 2016, representing an increase of $2.3 million. This increase is primarily due to changes in net working capital, which were driven by several factors. Increased production activity and purchases of gaming equipment resulted in a $4.3 million change in accounts payable and accrued liabilities, a change in deposits and other assets of $6.5 million was primarily related to tax related accruals and other working capital changes, and income from operating activities excluding non-cash expenses increased by $12.3 million.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2017, was $32.3 million compared to $16.4 million for the six months ended June 30, 2016, representing an increase of $15.9 million. The increase was primarily due to an increase in the purchase of property and equipment of $15.3 million and software development and other expenditures of $0.3 million.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2017, was $19.1 million compared to cash used of $7.0 million for the six months ended June 30, 2016, representing an increase of $26.2 million. The increase was primarily due to proceeds from the issuance of our term loans of our First Lien Credit Facilities of $448.7 million offset by the repayment of our Existing Credit Facilities of $410.7 million, repayment of our Sellers Notes of $12.4 million and payments on deferred loan costs of $3.1 million.

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

Critical Accounting Policies

A description of our critical accounting policies can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes to those policies during the six months ended June 30, 2017.

Recently Issued Accounting Standards

See related disclosure at Item 1—“Notes to Condensed Consolidated Financial Statements”, Note 1 “Description of the Business and Summary of Significant Accounting Policies.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rates. Our primary exposure to market risk is interest rate risk associated with our long-term debt, which accrues interest at variable rates. Certain of our debt instruments accrue interest at LIBOR or the base rate, at our election, subject to an interest rate floor plus an applicable margin rate. In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt and equity capital to sustain our operations. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. As of June 30, 2017, approximately 25% of our debt were fixed-rate instruments. Assuming a constant outstanding balance for our variable-rate long term debt, a hypothetical 1% decrease in interest rates would not have a material impact on interest expense because of our LIBOR floor on related debt, while a hypothetical 1% increase in interest rates would increase interest expense approximately $4.5 million.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS.

"Item 1A.-Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2016, includes a discussion of our risk factors. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. Except for the risk factor set forth below, there have been no material changes in our risk factors from those disclosed under "Item 1A. Risk Factors" included in our 2016 Annual Report on Form 10-K.

We have a history of operating losses and a significant accumulated deficit, and we may not achieve or maintain profitability in the future.
We have not been profitable and cannot predict when we will achieve profitability, if ever. As of June 30, 2017, we had an accumulated deficit of approximately $188.9 million, as a result of historical operating losses. These losses have resulted principally from depreciation and amortization, interest, research and development, sales and marketing and administrative expenses. We also expect our costs to increase in future periods. For example, we intend to expend significant funds to expand our sales and marketing operations, develop new products, meet the increased compliance requirements associated with our transition to and operation as a public company, and expand into new markets, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of other reasons, including the other risks described in this prospectus, and unforeseen expenses, difficulties, complications and delays, and other unknown events. While we believe our growth strategy will help us achieve profitability, there can be no guarantee. If we are unable to achieve and sustain profitability, our stock price may significantly decrease.

ITEM 6. EXHIBITS.
(a). Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.1	Amended and Restated Note Purchase Agreement, dated as of May 30, 2017, among AP Gaming Holdco, Inc., as issuer, AP Gaming Holdings, LLC, as subsidiary guarantor, Deutsche Bank AG, London Branch, as holder, and Deutsche Bank Trust Company Americas, as collateral agent.	—	8-K	—	4.1	6/12/17

10.1	First Lien Credit Agreement, dated as of June 6, 2017, among AP Gaming Holdings, LLC, as Holdings, AP Gaming I, LLC, as Borrower, the lenders party thereto, Jefferies Finance LLC, as Administrative Agent, Jefferies Finance LLC and Macquarie Capital (USA) Inc., as Joint Lead Arrangers and Joint Bookrunners, and Apollo Global Securities, LLC, as Co-Manager.	—	8-K	—	10.1	6/12/17

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X	—	—	—	—

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X	—	—	—	—

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X	—	—	—	—

101.IN	XBRL Instance Document	X	—	—	—	—

101.SCH	XBRL Taxonomy Extension Schema Document	X	—	—	—	—

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X	—	—	—	—

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X	—	—	—	—

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X	—	—	—	—

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X	—	—	—	—

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AP GAMING HOLDCO, INC.

Date:	August 11, 2017	By:	/s/ KIMO AKIONA
		Name:	Kimo Akiona
		Title:	Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)