Form 10-Q
period 2017-09-30
AP Gaming Holdco, Inc.
filed 2017-11-14
CIK 1593548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarter ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of November 10, 2017, there were 100 shares of the Registrant’s Class A common stock, $.01 par value per share, and 15,041,361 shares of the Registrant’s Class B common stock, $.01 par value per share, outstanding.
*The Company does not have any public stockholders. Accordingly, it does not maintain an investor relations website where Interactive Data Files would be posted.

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AP GAMING HOLDCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)
(unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$10,025	$17,977
Restricted cash	100	100
Accounts receivable, net of allowance of $1,638 and $1,972, respectively	34,484	24,035
Inventories	18,885	10,729
Prepaid expenses	3,734	2,609
Deposits and other	3,392	3,052
Total current assets	70,620	58,502
Property and equipment, net	75,461	67,926
Goodwill	257,845	251,024
Deferred tax asset	9	9
Intangible assets	211,768	232,877
Other assets	24,058	23,754
Total assets	$639,761	$634,092

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,353	$8,790
Accrued liabilities	23,005	17,702
Current maturities of long-term debt	6,674	6,537
Total current liabilities	40,032	33,029
Long-term debt	573,068	547,238
Deferred tax liability - noncurrent	9,111	6,957
Other long-term liabilities	37,001	30,440
Total liabilities	659,212	617,664
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock at $0.01 par value; 100,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value; 30,000,100 shares authorized; 100 Class A Shares issued and outstanding at September 30, 2017 and December 31, 2016, and 14,931,529 Class B Shares issued and outstanding at September 30, 2017 and December 31, 2016.	149	149
Additional paid-in capital	177,276	177,276
Accumulated deficit	(193,037)	(156,451)
Accumulated other comprehensive loss	(3,839)	(4,546)
Total stockholders’ (deficit) equity	(19,451)	16,428
Total liabilities and stockholders’ equity	$639,761	$634,092
The accompanying notes are an integral part of these condensed consolidated financial statements.

AP GAMING HOLDCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(amounts in thousands, except per share data)
 (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues
Gaming operations	$42,849	$38,877	$125,040	$117,093
Equipment sales	13,591	2,331	29,254	6,968
Total revenues	56,440	41,208	154,294	124,061
Operating expenses
Cost of gaming operations[1]	7,344	6,711	21,794	19,627
Cost of equipment sales[1]	6,330	698	14,326	4,244
Selling, general and administrative	9,742	12,970	30,368	36,654
Research and development	6,467	6,675	17,912	16,517
Write downs and other charges	490	1,852	2,655	2,153
Depreciation and amortization	16,931	19,419	53,598	60,527
Total operating expenses	47,304	48,325	140,653	139,722
Income (loss) from operations	9,136	(7,117)	13,641	(15,661)
Other (income) expense
Interest expense	12,666	14,903	42,380	44,151
Interest income	(25)	(12)	(80)	(51)
Loss on extinguishment and modification of debt	—	—	8,129	—
Other (income) expense	(467)	392	(4,805)	6,314
Loss before income taxes	(3,038)	(22,400)	(31,983)	(66,075)
Income tax (expense) benefit	(1,052)	1,165	(4,603)	4,935
Net loss	(4,090)	(21,235)	(36,586)	(61,140)
Foreign currency translation adjustment	(498)	(208)	707	(2,137)
Total comprehensive loss	$(4,588)	$(21,443)	$(35,879)	$(63,277)

Basic and diluted loss per common share:
Basic	$(0.27)	$(1.42)	$(2.45)	$(4.09)
Diluted	$(0.27)	$(1.42)	$(2.45)	$(4.09)
Weighted average common shares outstanding:
Basic	14,932	14,932	14,932	14,932
Diluted	14,932	14,932	14,932	14,932
(1) exclusive of depreciation and amortization

The accompanying notes are an integral part of these condensed consolidated financial statements.

AP GAMING HOLDCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(36,586)	$(61,140)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	53,598	60,527
Accretion of contract rights under development agreements and placement fees	3,459	3,538
Amortization of deferred loan costs and discount	2,315	2,617
Payment-in-kind interest payments	(2,698)	—
Write off of deferred loan cost and discount	3,294	—
Payment-in-kind interest capitalized	7,807	7,490
Provision for bad debts	902	1,274
Loss on disposition of assets	2,896	558
Impairment of assets	333	4,606
Provision (benefit) for deferred income tax	2,147	(6,374)
Changes in assets and liabilities that relate to operations:
Accounts receivable	(9,649)	(556)
Inventories	(453)	1,121
Prepaid expenses	(1,119)	1,673
Deposits and other	(276)	165
Other assets, non-current	(2,010)	673
Accounts payable and accrued liabilities	2,333	9,089
Net cash provided by operating activities	26,293	25,261
Cash flows from investing activities
Business acquisitions, net of cash acquired	(7,000)	—
Purchase of intangible assets	(565)	(1,311)
Software development and other expenditures	(6,334)	(4,929)
Proceeds from disposition of assets	171	87
Purchases of property and equipment	(35,961)	(21,817)
Net cash used in investing activities	(49,689)	(27,970)
Cash flows from financing activities
Proceeds from issuance of first lien credit facilities	448,725	—
Repayment of senior secured credit facilities	(410,655)	(3,175)
Payments on first lien credit facilities	(1,125)	—
Deferred offering costs paid	(1,203)	—
Payment of financed placement fee obligations	(2,971)	(3,525)
Payments on deferred loan costs	(3,127)	—
Repayment of seller notes	(12,401)	—
Payments on equipment long term note payable and capital leases	(1,832)	(1,993)
Payment of previous acquisition obligation	—	(1,125)
Proceeds from employees in advance of common stock issuance	25	—
Net cash used in financing activities	15,436	(9,818)
Effect of exchange rates on cash and cash equivalents	8	(45)
Decrease in cash and cash equivalents	(7,952)	(12,572)
Cash and cash equivalents, beginning of period	17,977	35,722
Cash and cash equivalents, end of period	$10,025	$23,150

Supplemental cash flow information:
Cash paid during the period for interest	$26,744	$29,340
Cash paid during the period for taxes	$847	$922
Non-cash investing and financing activities:
Financed purchase of property and equipment	$642	$1,588
Financed purchase of intangible asset	$4,866	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

AP Gaming Holdco, Inc. (the “Company,” “AP Gaming,” “we,” “us,” or “our”) is a leading designer and supplier of gaming products and services for the gaming industry. The Company is a leader in the Class II Native American and Mexican gaming jurisdictions and has expanded its product lines to include Class III Native American, commercial and charity jurisdictions. We supply electronic gaming machines (“EGMs”), server-based systems and back-office systems that are used by casinos and various gaming locations. Since mid-2014, the Company has significantly broadened and diversified its product portfolio through both organic development and strategic acquisitions. We launched a new table products division in mid-2014 to provide live felt table games to casino operators. Through the acquisition of Amaya Americas Corporation (“Cadillac Jack”) on May 29, 2015, we greatly expanded our games library and EGM offerings. The Company also acquired online developer Gamingo Limited (formerly known as “RocketPlay”, currently known as “AGSi”) in June 2015, further expanding its offerings to include interactive products such as social casino games, available to play on mobile devices.

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

The majority of the Company’s leases require the Company to provide maintenance throughout the entire term of the lease. In some cases, a performance guarantee exists that, if not met, provides the customer with the right to return the gaming machines to the Company. This performance guarantee is considered a cancellation clause, a provision which renders their contracts effectively month-to-month contracts. Accordingly, the Company accounts for these contracts in a similar manner with its other operating leases as described above. Whether contractually required or not, the Company develops and provides new gaming titles throughout the life of the lease. Certain arrangements require a portion of the win per day to be retained by the customer to fund facility-specific marketing, advertising and promotions. These amounts retained by the customer reduce the monthly revenue recognized on each arrangement.

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

Inventories

Inventories consist primarily of parts and supplies that are used to repair and maintain machinery and equipment as well as EGMs in production and finished goods held for sale. Inventories are stated at net realizable value. Cost of inventories is determined using the first-in, first-out (“FIFO”) method for all components of inventory. The Company regularly reviews inventory quantities and updates estimates for the net realizable value of inventories. This process includes examining the carrying values of parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose). Some of the factors involved in this analysis include the overall levels of the inventories, the current and projected sales levels for such products, the projected markets for such products and the costs required to sell the products, including refurbishment costs. Changes in the assumptions or estimates could materially affect the inventory carrying value.

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

Gaming equipment	3 to 6 years
Other property and equipment	1 to 6 years

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

Certain trade names have an indefinite useful life and the Company tests these trade names for possible impairment at least annually, as of October 1, or whenever events or changes in circumstances indicate that the carrying value may be impaired. We perform a qualitative assessment to determine if it is more likely than not that the fair value of the asset is less than its carrying amount. If we believe, as a result of our qualitative assessment, that it is more likely than not that the fair value of the asset is less than its carrying amount, the quantitative impairment test is required.

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

Goodwill

The excess of the purchase price of an acquired business over the estimated fair value of the assets acquired and the liabilities assumed is recorded as goodwill. The Company tests for possible impairment of goodwill at least annually, on October 1, or when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company has the option to begin with a qualitative assessment, commonly referred to as “Step 0”, to determine whether it is more likely than not that the reporting unit’s fair value of goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as the general economic environment, industry and market conditions, changes in key assumptions used since the most recently performed valuation and overall financial performance of the reporting units. If the Company determines that it is more likely than not that a reporting unit’s fair value is less than its carrying value, the Company performs a quantitative goodwill impairment analysis, and depending upon the results of that measurement, the recorded goodwill may be written down and charged to income from operations when its carrying amount exceeds its estimated fair value. As of September 30, 2017, there were no indicators of impairment.

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

The carrying values of the Company’s cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short term maturities of these instruments. The fair value of our long-term debt is based on the quoted market prices for similar issues (Level 2 inputs). The estimated fair value of our long-term debt as of September 30, 2017 and December 31, 2016 was $603.4 million and $557.8 million, respectively.

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

NOTE 2. ACQUISITIONS

Intellectual Property Acquisitions

During the quarter ended September 30, 2017, the Company acquired certain intangible assets related to the purchase of table games and table game related intellectual property.  The acquisition was accounted for as an acquisition of a business and the assets acquired and liabilities assumed were measured based on our preliminary estimates of their fair values at the acquisition date. The estimated fair values of assets acquired and liabilities assumed and resulting goodwill are subject to adjustment as we finalize our fair value analysis.  We attribute the goodwill acquired to our ability to commercialize the products over our distribution and sales network, opportunities for synergies, and other strategic benefits.  Total consideration of $9.5 million included an estimated $2.5 million of contingent consideration that is payable upon the achievement of certain targets and periodically based on a percentage of product revenue earned on the purchased table games.  The consideration was allocated primarily to tax deductible goodwill for $4.4 million and intangible assets of $4.2 million, which will be amortized over a weighted average period of approximately 9 years.

The contingent consideration was valued using scenario-based methods (level 3 fair value measurement) that account for the expected timing of payments to be made and discounted using an estimated borrowing rate.  The borrowing rate utilized for this purpose was developed with reference to the Company’s existing borrowing rates, adjusted for the facts and circumstances related to the contingent consideration.

The intangible assets consist of a primary asset that includes the intellectual property acquired, which asset represents the majority of the intangible asset value.  This intellectual property was valued using the excess earnings method (level 3 fair value measurement), which is a risk-adjusted discounted cash flow approach that determines the value of an intangible asset as the present value of the cash flows attributable to such asset after excluding the proportion of the cash flows that are attributable to other assets. The contribution to the cash flows that are made by other assets - such as working capital, workforce and other intangible assets - was estimated through contributory asset capital charges. The value of the acquired intellectual property is the present value of the attributed post-tax cash flows, net of the post-tax return on fair value attributed to the other assets.

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Gaming equipment	$125,082	$108,635
Other property and equipment	16,325	13,900
Less: Accumulated depreciation	(65,946)	(54,609)
Total property and equipment, net	$75,461	$67,926

Gaming equipment and other property and equipment are depreciated over the respective useful lives of the assets ranging from one to six years. Depreciation expense was $7.1 million and $6.5 million for the three months ended September 30, 2017 and 2016, respectively. Depreciation expense was $19.9 million and $21.0 million for the nine months ended September 30, 2017 and 2016, respectively.
NOTE 4. GOODWILL AND INTANGIBLES
There were no accumulated impairments of goodwill as of September 30, 2017. Changes in the carrying amount of goodwill are as follows (in thousands):

	Gross Carrying Amount
	EGM	Table Products	Interactive	Total
Balance at December 31, 2016	$242,796	$3,400	$4,828	$251,024
Foreign currency adjustments	2,380	—	—	2,380
Acquisition	—	4,441	—	4,441
Balance at September 30, 2017	$245,176	$7,841	$4,828	$257,845

Intangible assets consist of the following (in thousands):

		September 30, 2017			December 31, 2016
	Useful Life (years)	Gross Value	Accumulated Amortization	Net Carrying Value	Gross Value	Accumulated Amortization	Net Carrying Value
Indefinite lived trade names	Indefinite	$12,126	$—	$12,126	$12,126	$—	$12,126
Trade and brand names	3 - 5	13,800	(6,883)	6,917	13,600	(4,671)	8,929
Customer relationships	5 - 12	167,410	(64,857)	102,553	165,078	(49,528)	115,550
Contract rights under development and placement fees	1 - 7	16,692	(8,728)	7,964	16,488	(5,235)	11,253
Gaming software and technology platforms	2 - 7	133,143	(63,356)	69,787	123,596	(49,014)	74,582
Intellectual property	3 - 10	15,880	(3,459)	12,421	12,780	(2,343)	10,437
		$359,051	$(147,283)	$211,768	$343,668	$(110,791)	$232,877

Intangible assets are amortized over their respective estimated useful lives ranging from one to twelve years. Amortization expense related to intangible assets was $9.9 million and $12.9 million for the three months ended September 30, 2017 and 2016, respectively. Amortization expense related to intangible assets was $33.7 million and $39.5 million for the nine months ended September 30, 2017 and 2016, respectively.

The Company enters into development agreements and placement fee agreements with certain customers to secure floor space under lease agreements for its gaming machines. Amounts paid in connection with the development agreements are repaid to the Company in accordance with the terms of the agreement, whereas placements fees are not reimbursed. For development agreements in the form of a loan, interest income is recognized on the repayment of the notes based on the stated

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

rate or, if not stated explicitly in the development agreement, on an imputed interest rate. If the stated interest rate is deemed to be other than a market rate or zero, a discount is recorded on the note receivable as a result of the difference between the stated and market rate and a corresponding intangible asset is recorded. The intangible asset is recognized in the financial statements as a contract right under development agreement and amortized as a reduction in revenue over the term of the agreement. Placement fees can be in the form of cash paid upfront or free lease periods and are accreted over the life of the contract and the expense is recorded as a reduction of revenue. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $1.2 million and $1.2 million for the three months ended September 30, 2017 and 2016, respectively. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $3.5 million and $3.5 million for the nine months ended September 30, 2017 and 2016, respectively.
NOTE 5. ACCRUED LIABILITIES
Accrued liabilities consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Salary and payroll tax accrual	$6,601	$6,594
Taxes payable	2,790	2,128
Accrued interest	4,064	2
License fee obligation	1,000	—
Placement fees payable	4,000	4,000
Accrued other	4,550	4,978
Total accrued liabilities	$23,005	$17,702

NOTE 6. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30, 2017	December 31, 2016
First Lien Credit Facilities:
Term loans, interest at LIBOR or base rate plus 5.50% (6.74% at September 30, 2017), net of unamortized discount and deferred loan costs of $13.7 million at September 30, 2017.	$435,150	$—
Senior secured PIK notes, net of unamortized discount and deferred loan costs of $3.2 million and $3.5 million at September 30, 2017 and December 31, 2016, respectively.	141,328	133,286
Equipment long-term note payable and capital leases	3,264	4,792
Senior secured credit facilities:
Term loans, interest at LIBOR or base rate plus 8.25% , net of unamortized discount and deferred loan costs of $15.1 million at December 31, 2016.	—	395,581
Seller notes	—	20,116
Total debt	579,742	553,775
Less: Current portion	(6,674)	(6,537)
Long-term debt	$573,068	$547,238

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

The First Lien Credit Facilities are guaranteed by AP Gaming Holdings, LLC, the Borrower’s material, wholly owned domestic subsidiaries (subject to certain exceptions), and are secured by a pledge by AP Gaming Holdings, LLC of the Borrower’s equity interest directly held by AP Gaming Holdings, LLC and a pledge of substantially all of the existing and future property and assets of the Borrower and the subsidiary guarantors, subject to certain exceptions.  The First Lien Credit Facilities require that the Borrower maintain a maximum net first lien leverage ratio set at a maximum of 6.0 to 1.0.

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

As of September 30, 2017, 109,832 Class B Shares issued to “Management Holder,” as defined in the Securityholders Agreement dated April 28, 2014 (the “Securityholders Agreement”), were outstanding. The Class B Shares were sold to the Management Holder and are not considered issued for accounting purposes as they contain a substantive performance condition, a “Qualified Public Offering”, as defined in the Securityholders Agreement, which must be probable for the Management Holder to benefit from the ownership of the shares. As a result, shares issued to the Management Holder are not considered issued for accounting purposes until such time that the performance condition is probable and the Company has recorded a liability in other long-term liabilities of $1.3 million for the proceeds from the sale of the Class B Shares. No share-based compensation expense for Class B Shares has been recognized and none will be recognized for these shares until the performance condition is considered to be probable.

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

NOTE 8. WRITE DOWNS AND OTHER CHARGES

The Condensed Consolidated Statements of Operations and Comprehensive Loss include various non-routine transactions or consulting and transaction-related fees that have been classified as write downs and other charges. During the three months ended September 30, 2017, the Company recognized $0.5 million in write-downs and other charges driven by losses from the disposal of assets. During the nine months ended September 30, 2017, the Company recognized $2.7 million in write-downs and other charges driven by losses from the disposal of assets of $3.0 million, the full impairment of certain intangible assets of $0.3 million (level 3 fair value measurement based on projected cash flows for the specific game titles), offset by a fair value adjustment to an acquisition contingent receivable of $0.6 million (level 3 fair value measurements based on projected cash flows). The contingency was resolved in the quarter ending March 31, 2017. See Item 1. “Financial Statements” Note 6 for a detailed discussion regarding the resolution of the contingency described above.

During the three months ended September 30, 2016, the company recognized $1.9 million in write-downs and other charges, driven by a $3.3 million impairment of an intangible asset related to a customer contract that will provide less benefit than originally estimated from the Cadillac Jack acquisition (a level 3 fair value measurement based on a decrease in projected cash flows). The value of the intangible asset was written down to $1.1 million at an interim date and subsequently fully amortized by December 31, 2016. Additionally a write-down of long-lived assets of $1.3 million related to older generation gaming machines (level 3 fair value measurement based on projected cash flow for the specific assets) in which the long-lived assets were written down to $0, and losses from the disposal of assets of $0.2 million. These charges were offset by a $3.0 million fair value adjustment to a contingent consideration receivable related to the Cadillac Jack acquisition (level 3 fair value measurements based on expected and probable future realization of the receivable).

During the nine months ended September 30, 2016, the Company recognized $2.2 million in write-downs and other charges, driven by a $3.3 million impairment of an intangible asset related to a customer contract that will provide less benefit than originally estimated from the Cadillac Jack acquisition (a level 3 fair value measurement based on a decrease in projected cash flows). The value of the intangible asset was written down to $1.1 million at an interim date and subsequently fully amortized by December 31, 2016. Additionally, a write-down of long-lived assets of $1.3 million related to aged gaming machines (level 3 fair value measurements based on projected cash flows), and losses from the disposal of assets of $0.6 million. These charges were offset by a $3.0 million fair value adjustment to a contingent consideration receivable related to the Cadillac Jack acquisition.

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

There were no potentially dilutive securities for the three and nine months ended September 30, 2017.

Excluded from the calculation of diluted EPS for the three months ended September 30, 2017 was 50,000 restricted shares and 0.2 million stock options, as such securities were anti-dilutive. Excluded from the calculation of diluted EPS for the nine months ended September 30, 2017 was 50,000 restricted shares and 0.3 million stock options, as such securities were anti-dilutive. Excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2016 was 50,000 restricted shares and 0.3 million stock options, as such securities were anti-dilutive.
NOTE 10. BENEFIT PLANS
The Company has established a 401(k) plan (the “401(k) Plan”) for its employees. The 401(k) Plan allows employees to contribute a portion of their earnings, and the Company may match a percentage of the contributions on a discretionary basis. The expense associated with the 401(k) Plan for the three months ended September 30, 2017 and 2016, was $0.2 million and $0.2 million, respectively. The expense associated with the 401(k) Plan for the nine months ended September 30, 2017 and 2016, was $0.8 million and $0.7 million, respectively.
On April 28, 2014, the board of directors of the Company approved the 2014 Long-Term Incentive Plan (“LTIP”). Under the LTIP, the Company is authorized to grant nonqualified stock options, rights to purchase Class B Shares, restricted stock, restricted stock units and other awards settleable in, or based upon, Class B Shares to persons who are directors and employees of and consultants to the Company or any of its subsidiaries on the date of the grant. The LTIP will terminate ten years after approval by the board. Subject to adjustments in connection with certain changes in capitalization, the maximum number of Class B Shares that may be delivered pursuant to awards under the LTIP is 1,450,000. As of September 30, 2017, approximately 0.2 million shares remain available for issuance.

NOTE 11. SHARE-BASED COMPENSATION

Stock Options

The Company has granted stock awards to eligible participants under the LTIP. The stock awards include options to purchase the Company’s Class B Shares. These stock options include a combination of service and market conditions, as further described below. In addition, these stock options include a performance vesting condition, a Qualified Public Offering (see Note 7), which was not considered to be probable as of September 30, 2017. As a result, no share-based compensation expense for stock options has been recognized and none will be recognized for these stock awards until the performance condition is considered to be probable. The amount of unrecognized compensation expense associated with stock options was $7.7 million and for restricted stock was $0.5 million at September 30, 2017. When the performance condition is considered probable, the stock awards will vest in accordance with the underlying service and market conditions.

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

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine months ended September 30,
	2017	2016
Option valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	66%	55%
Risk-free interest rate	1.80%	1.67%
Expected term (in years)	6.2	6.3

Stock option awards represent options to purchase Class B Shares and are granted pursuant to the Company’s LTIP, and include options that the Company primarily classifies as Tranche A, Tranche B and Tranche C.

Tranche A options are eligible to vest in equal installments of 20% on each of the first five anniversaries of the date of the grant, subject to continued employment with the Company or its subsidiaries. In the event of a termination of employment without cause or as a result of death or disability, any such time based options which would have vested on the next applicable vesting date shall become vested, and the remaining unvested time based options shall be forfeited. In addition, upon a Change in Control (as defined in the Company’s 2014 Long-Term Incentive Plan), subject to continued employment through the date of the Change in Control, all outstanding unvested time based options shall immediately vest. An initial public offering does not qualify as a Change in Control as it relates to the vesting of stock options.

All other option awards are eligible to vest upon the satisfaction of certain performance conditions (collectively, “Performance Options”). Tranche B options are eligible to vest based on achievement of an Investor IRR equal to or in excess of 20%, subject to a minimum cash-on-cash return of 2.5 times the Investor Investment (as such terms are defined in the Company’s 2014 Long-Term Incentive Plan). Tranche C options are eligible to vest based on achievement of an Investor IRR equal to or in excess of 25%, subject to a minimum cash-on-cash return of 3.0 times the Investor Investment. In the event of a termination of employment without cause or as a result of death or disability, any Performance Options which are outstanding and unvested will remain eligible to vest subject to achievement of such performance targets (without regard to the continued service requirement) until the first anniversary of the date of such termination. As of September 30, 2017, the Company had 0.4 million Performance Options outstanding.

A summary of the changes in stock options outstanding during the nine months ended September 30, 2017, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2016	895,100	$13.35
Granted	224,750	$15.91
Canceled	(35,000)	$16.98
Options outstanding as of September 30, 2017	1,084,850	$13.76	7.8	$2,479,475

Restricted Stock

No restricted stock was granted, canceled or forfeited during the nine months ended September 30, 2017. There were no changes to outstanding restricted stock awards during the nine months ended September 30, 2017.

NOTE 12. INCOME TAXES

The Company's effective income tax rate for the three months ended September 30, 2017, was an expense of 34.6%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended September 30, 2017, was primarily due to changes in our valuation allowance on deferred tax assets. The Company's effective income tax rate for the three months ended September 30, 2016, was a benefit of 5.2%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended September 30, 2016, was primarily due to changes in our valuation allowance on deferred tax assets.

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The Company's effective income tax rate for the nine months ended September 30, 2017, was an expense of 14.4%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the nine months ended September 30, 2017, was primarily due to changes in our valuation allowance on deferred tax assets. The Company's effective income tax rate for the nine months ended September 30, 2016, was a benefit of 7.5%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the nine months ended September 30, 2016, was primarily due to an increase in our valuation allowance on deferred tax assets.
NOTE 13. COMMITMENTS AND CONTINGENCIES
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

NOTE 14. OPERATING SEGMENTS

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

AP GAMING HOLDCO INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following provides financial information concerning our reportable segments for the three and nine months ended September 30,:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues by segment
EGM	$53,331	$38,377	$145,747	$116,153
Table Products	1,099	674	2,442	2,005
Interactive	2,010	2,157	6,105	5,903
Total Revenues	$56,440	$41,208	$154,294	$124,061
Adjusted EBITDA by segment
EGM	29,756	20,943	81,450	68,704
Table Products	(232)	(380)	(721)	(1,395)
Interactive	(123)	(607)	(337)	(4,071)
Subtotal	29,401	19,956	80,392	63,238
Write downs and other:
Loss on disposal of long lived assets	490	248	3,000	558
Impairment of long lived assets	—	4,604	285	4,606
Fair value adjustments to contingent consideration and other items	—	(3,000)	(630)	(3,000)
Acquisition costs	—	—	—	(11)
Depreciation and amortization	16,931	19,419	53,598	60,527
Accretion of placement fees(1)	1,192	1,190	3,492	3,538
Acquisitions & integration related costs including restructuring & severance	71	2,685	899	5,034
Legal & litigation expenses including settlement payments	181	361	766	1,495
New jurisdictions and regulatory licensing costs	567	842	1,304	957
Non-cash charge on capitalized installation and delivery	359	353	1,284	1,193
Non-cash charges and loss on disposition of assets	—	285	686	2,352
Other adjustments	474	86	2,067	1,650
Interest expense	12,666	14,903	42,380	44,151
Interest income	(25)	(12)	(80)	(51)
Loss on extinguishment and modification of debt	—	—	8,129	—
Other expense (income)	(467)	392	(4,805)	6,314
Loss before income taxes	$(3,038)	$(22,400)	$(31,983)	$(66,075)
(1) Non-cash item related to the accretion of contract rights under development agreements and placement fees.

The Company’s Chief Operating Decision Maker (the CODM) does not receive a report with a measure of total assets or capital expenditures for each reportable segment as this information is not used for the evaluation of segment performance. The CODM assesses the performance of each segment based on adjusted EBITDA and not based on assets or capital expenditures due to the fact that two of the Company’s reportable segments, Table Products and Interactive, are not capital intensive. Any capital expenditure information is provided to the CODM on a consolidated basis. Therefore, the Company has not provided asset and capital expenditure information by reportable segment.

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

Overview

We are a designer and supplier of diverse products and services for the gaming industry.  Founded in 2005, our roots are in the Class II Native American gaming market, where we are one of the market leaders in electronic gaming machines (“EGMs”), which include slot machines, video bingo machines, and other electronic gaming devices. Our customers predominantly consist of casino operators in Class II and Class III Native American and commercial gaming enterprises.  Historically, approximately 80% of our total revenue is recurring which refers to Interactive revenue and revenue generated under contracted lease agreements, whereby we place electronic gaming machines (“EGMs”), systems, and table game products at a customer’s facility in return for either a share of the revenues that these products generate, or a daily or monthly fee.  Since mid-2014, we have significantly broadened and diversified our product portfolio through both organic development and strategic acquisitions, and we now offer three distinct categories of products: Electronic Gaming Machines (“EGM”), Table products (“Table Products”), and Interactive Social Casino Games (“Interactive”). Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line.

As of September 30, 2017, we had 22,015 EGM units installed under revenue sharing or fee per day agreements. The majority of our systems are used by Native American gaming operators in both Class II and Class III jurisdictions as well as commercial casinos in Mexico. We currently derive a substantial portion of our gaming revenues from lease agreements whereby we place EGMs and systems at a customer’s facility in return for either a share of the revenues that these machines and systems generate or a daily fee.

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

Results of Operations

Three Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016

The following tables set forth certain selected condensed consolidated financial data for the three months ended September 30, 2017 and 2016 (in thousands):

	Three months ended September 30,		$	%
	2017	2016	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$42,849	$38,877	$3,972	10.2%
Equipment sales	13,591	2,331	11,260	483.1%
Total revenues	56,440	41,208	15,232	37.0%
Operating expenses
Cost of gaming operations	7,344	6,711	633	9.4%
Cost of equipment sales	6,330	698	5,632	806.9%
Selling, general and administrative	9,742	12,970	(3,228)	(24.9)%
Research and development	6,467	6,675	(208)	(3.1)%
Write downs and other charges	490	1,852	(1,362)	(73.5)%
Depreciation and amortization	16,931	19,419	(2,488)	(12.8)%
Total operating expenses	47,304	48,325	(1,021)	(2.1)%
Income (loss) from operations	9,136	(7,117)	16,253	228.4%
Other expense (income)
Interest expense	12,666	14,903	(2,237)	(15.0)%
Interest income	(25)	(12)	(13)	(108.3)%
Other (income) expense	(467)	392	(859)	(219.1)%
Loss before income taxes	(3,038)	(22,400)	19,362	86.4%
Income tax (expense) benefit	(1,052)	1,165	(2,217)	(190.3)%
Net loss	$(4,090)	$(21,235)	$17,145	80.7%
Revenues

Gaming Operations. The increase in gaming operations revenue was primarily due to the increase in our EGM installed base of approximately 900 U.S. units, which is primarily attributable to the popularity of our new ICON and Orion cabinets and approximately 1,000 Mexico units, which is attributable to the to our gaining market share in under serviced markets within Mexico. We also had a 2.6%, or $0.64, increase in our U.S. EGM revenue per day through the optimization of our installed base by installing our newer and more competitive game content on our EGMs. Although the Company has experienced a decrease in participation share rates for gaming revenue received pursuant to participation agreements with Native American tribal customers, player demand, driven by the Company’s newer and more competitive game content, has offset the effects of decreased participation share rates and U.S. EGM revenue per day has increased in total.

Equipment Sales. The increase in equipment sales is due to the sale of 842 units in the three months ended September 30, 2017, compared to 66 units in the prior year period. The increase in the number of units sold is primarily attributable to the success of our new ICON and Orion cabinets and our growth in the Class III market in which many customers prefer to buy rather than lease EGMs. The increase was also attributable to a $1,529, or 10.6%, increase in the average sales price compared to the prior year period. The increase in equipment sales was offset by a decrease in revenues from the sale of nontransferable and nonexclusive licenses of certain licensed game content to a third party for $1.1 million in the prior year period that was not present in the current year period.

Operating Expenses

Cost of gaming operations. The increase in costs of gaming operations was the result of our increased installed base of 22,015 EGM units compared to 20,108 units in the prior year period, as well as increased table games installed base that increased 95.0% compared to the prior year period. As a percentage of gaming operations revenue, costs of gaming operations was 17.1% for the three months ended September 30, 2017 compared to 17.3% for the prior year period.

Cost of Equipment Sales. The increase in cost of equipment sales is attributable to the increase of 842 EGM units sold for the three months ended September 30, 2017 compared to 66 in prior year period.

Selling, general and administrative. The decrease in selling, general and administrative expenses is primarily due to the resolution in the prior year period of a $2.0 million customer liability related to the Cadillac Jack acquisition, $1.0 million in marketing costs due to the timing of tradeshows, $0.6 million decreased user acquisition fees from our Interactive segment in efforts to optimize marketing spend, $0.3 million decreased bad debt expense, and offset by increased salary and benefit costs of $0.9 million due to higher headcount.

Research and development. The decrease in research and development expenses is driven by decreased professional fees related to software testing and compliance of $1.0 million, which was offset by increases in salary and benefit costs of $0.7 million due to higher headcount. As a percentage of total revenue, research and development expense was 11.5% for the three months ended September 30, 2017 compared to 16.2% for the prior year period.

Write downs and other charges. During the three months ended September 30, 2017, the Company recognized $0.5 million in write-downs and other charges driven by losses from the disposal of assets.

During the three months ended September 30, 2016, the company recognized $1.9 million in write-downs and other charges, driven by a $3.3 million impairment of an intangible asset related to a customer contract that will provide less benefit than originally estimated from the Cadillac Jack acquisition (a level 3 fair value measurement based on a decrease in projected cash flows). The value of the intangible asset was written down to $1.1 million at an interim date and subsequently fully amortized by December 31, 2016. Additionally a write-down of long-lived assets of $1.3 million related to older generation gaming machines (level 3 fair value measurement based on projected cash flow for the specific assets) in which the long-lived assets were written down to $0, and losses from the disposal of assets of $0.2 million. These charges were offset by a $3.0 million fair value adjustment to a contingent consideration receivable related to the Cadillac Jack acquisition.

Due to the changing nature of our write downs and other charges, we describe the composition of the balances as opposed to providing a year over year comparison.

Depreciation and amortization. The decrease was predominantly due to a $3.0 million decrease in amortization driven by certain intangible assets that have reached the end of their useful lives. Secondarily, the decrease was due to a $0.6 million decrease in depreciation driven by assets that have reached the end of their useful lives. These assets were fully depreciated at the beginning of the current period and therefore had no depreciation for three months ended September 30, 2017.

Other Expense (Income), net

Interest expense. The decrease in interest expense is predominantly attributed to the termination of our senior secured credit facilities and seller notes and entering into a first lien credit agreement on June 6, 2017. See Item 1. “Financial Statements” Note 6 for a detailed discussion regarding long-term debt.  These transactions resulted in a lower weighted average interest rate. These decreases were partially offset by an increase in the average principal amounts outstanding under the senior secured PIK notes of $15.0 million as of September 30, 2017, compared to the amount outstanding at September 30, 2016.

Other (income) expense. The decrease is predominantly attributed to effect of foreign currency fluctuation on trade payables and receivables denominated in foreign currencies. To a lesser extent, the change was due to a $0.2 million change in the balance of the tax indemnification receivable recorded in connection with the acquisition of Cadillac Jack.

Income Taxes

The Company's effective income tax rate for the three months ended September 30, 2017, was an expense of 34.6%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended September 30, 2017, was primarily due to changes in our valuation allowance on deferred tax assets. The Company's effective income tax rate for the three months ended September 30, 2016, was a benefit of 5.2%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended September 30, 2016, was primarily due to changes in our valuation allowance on deferred tax assets.

Nine Months Ended September 30, 2017 compared to the Nine Months Ended September 30, 2016

The following tables set forth certain selected condensed consolidated financial data for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine months ended September 30,		$	%
	2017	2016	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$125,040	$117,093	$7,947	6.8%
Equipment sales	29,254	6,968	22,286	319.8%
Total revenues	154,294	124,061	30,233	24.4%
Operating expenses
Cost of gaming operations	21,794	19,627	2,167	11.0%
Cost of equipment sales	14,326	4,244	10,082	237.6%
Selling, general and administrative	30,368	36,654	(6,286)	(17.1)%
Research and development	17,912	16,517	1,395	8.4%
Write downs and other charges	2,655	2,153	502	23.3%
Depreciation and amortization	53,598	60,527	(6,929)	(11.4)%
Total operating expenses	140,653	139,722	931	0.7%
Income (loss) from operations	13,641	(15,661)	29,302	187.1%
Other expense (income)
Interest expense	42,380	44,151	(1,771)	(4.0)%
Interest income	(80)	(51)	(29)	(56.9)%
Loss on extinguishment and modification of debt	8,129	—	8,129	—%
Other (income) expense	(4,805)	6,314	(11,119)	(176.1)%
Loss before income taxes	(31,983)	(66,075)	34,092	51.6%
Income tax (expense) benefit	(4,603)	4,935	(9,538)	(193.3)%
Net loss	$(36,586)	$(61,140)	$24,554	40.2%
Revenues

Gaming Operations. The increase in gaming operations revenue was primarily due to the increase in our EGM installed base of approximately 900 U.S. units, which is primarily attributable to the popularity of our new ICON and Orion cabinets and approximately 1,000 Mexico units, which is attributable to the to our gaining market share in under serviced markets within Mexico. We also had a 2.1%, or $0.54, increase in our U.S. EGM revenue per day through the optimization of our installed base by installing our newer and more competitive game content on our EGMs. Although the Company has experienced a decrease in participation share rates for gaming revenue received pursuant to participation agreements with Native American tribal customers, player demand, driven by the Company’s newer and more competitive game content, has offset the effects of decreased participation share rates and U.S. EGM revenue per day has increased in total. Current period results have been negatively impacted by $1.0 million relating to foreign currency fluctuations compared to the prior year period. Additionally, we had a $0.2 million increase in Interactive revenue driven by Business-to-Consumer (“B2C”) arrangements when compared to the prior year period.

Equipment Sales. The increase in equipment sales is due to the sale of 1,868 units in the nine months ended September 30, 2017, compared to 205 units in the prior year period. The increase in the number of units sold is primarily attributable to the success of our new ICON and Orion cabinets and our growth in the Class III market in which many customers prefer to buy rather than lease EGMs. The increase was also attributable to a $1,205, or 8.2%, increase the average sales price compared to the prior year period. The increase in equipment sales was offset by a decrease in revenues from the sale of nontransferable and nonexclusive licenses of certain licensed game content to a third party for $3.2 million in the prior year period that was not present in the current year period.

Operating Expenses

Cost of gaming operations. The increase in costs of gaming operations was the result of our increased installed base of 22,015 EGM units compared to 20,108 units in the prior year period, as well as increased table games installed base that increased 95.0% compared to the prior year period. As a percentage of gaming operations revenue, costs of gaming operations was 17.4% for the nine months ended September 30, 2017 compared to 16.8% for the prior year period.

Cost of Equipment Sales. The increase in cost of equipment sales is attributable to the increase of 1,868 EGM units sold for the nine months ended September 30, 2017 compared to 205 in prior year period.

Selling, general and administrative. The decrease in selling, general and administrative expenses is primarily due to decreased user acquisition fees of $2.8 million from our Interactive segment in efforts to optimize marketing spend, the resolution in the prior year period of a $2.0 million customer liability related to the Cadillac Jack acquisition, $0.8 million in trade show and related marketing costs due to the timing of trade shows, and $0.8 million in legal and litigation expenses including settlement payments in the prior year period.

Research and development. The increase in research and development expenses is driven by increased salary and benefit costs of $2.3 million due to higher headcount and protype parts of $1.2 million associated with the development of our new Orion and Orion Slant cabinets, which are offset by decreased professional fees related to software testing and compliance of $2.1 million.  As a percentage of total revenue, research and development expense was 11.6% for the nine months ended September 30, 2017 compared to 13.3% for the prior year period.

Write downs and other charges. During the nine months ended September 30, 2017, the Company recognized $2.7 million in write-downs and other charges driven by losses from the disposal of assets of $3.0 million, the full impairment of certain intangible assets of $0.3 million (level 3 fair value measurement based on projected cash flows for the specific game titles), offset by a fair value adjustment to an acquisition contingent receivable of $0.6 million (level 3 fair value measurements based on projected cash flows). The contingency was resolved in the quarter ending March 31, 2017. See Item 1. “Financial Statements” Note 6 for a detailed discussion regarding the resolution of the contingency described above.

During the nine months ended September 30, 2016, the Company recognized $2.2 million in write-downs and other charges, driven by a $3.3 million impairment of an intangible asset related to a customer contract that will provide less benefit than originally estimated from the Cadillac Jack acquisition (a level 3 fair value measurement based on a decrease in projected cash flows). The value of the intangible asset was written down to $1.1 million at an interim date and subsequently fully amortized by December 31, 2016. Additionally, a write-down of long-lived assets of $1.3 million related to aged gaming machines, and losses from the disposal of assets of $0.6 million. These charges were offset by a $3.0 million fair value adjustment to a contingent consideration receivable related to the Cadillac Jack acquisition.

Due to the changing nature of our write downs and other charges, we describe the composition of the balances as opposed to providing a year over year comparison.

Depreciation and amortization. The decrease was predominantly due to a $5.8 million decrease in amortization driven by certain intangible assets that have reached the end of their useful lives. Secondarily, the decrease was due to a $1.2 million decrease in depreciation driven by assets that have reached the end of their useful lives. These assets were fully depreciated at the beginning of the current period and therefore had no depreciation for the nine months ended September 30, 2017.

Other Expense (Income), net

Interest expense. The decrease in interest expense is predominantly attributed to the termination of our senior secured credit facilities and seller notes and entering into a first lien credit agreement on June 6, 2017. See Item 1. “Financial Statements” Note 6 for a detailed discussion regarding long-term debt.  These transactions resulted in a lower weighted average interest rate. These decreases were partially offset by an increase in the average principal amounts outstanding under the senior secured PIK notes of $15.0 million as of September 30, 2017, compared to the amount outstanding at September 30, 2016.

Loss on extinguishment and modification of debt. The increase is attributed to the refinancing of the Company’s long-term debt, as described in Item 1. “Financial Statements” Note 6. Approximately $3.3 million of deferred loan costs and discounts related to our old senior secured credit facilities were written off as a portion of the loss on extinguishment and modification of debt and $4.8 million in debt issuance costs related to the first lien credit facilities were expensed.

Other (income) expense. The increase is predominantly attributed to effect of foreign currency fluctuation on trade payables and receivables denominated in foreign currencies. To a lesser extent, the change was due to a $4.8 million change in the balance of the tax indemnification receivable recorded in connection with the acquisition of Cadillac Jack.

Income Taxes

The Company's effective income tax rate for the nine months ended September 30, 2017, was an expense of 14.4%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the nine months ended September 30, 2017, was primarily due to changes in our valuation allowance on deferred tax assets. The Company's effective income tax rate for the nine months ended September 30, 2016, was a benefit of 7.5%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the nine months ended September 30, 2016, was primarily due to an increase in our valuation allowance on deferred tax assets.

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

The following tables provide reconciliations of segment financial information to our consolidated statement of operations. We have included revenues, operating expenses and other adjustments by segment which we believe are important to understanding the operating results of our segment:

	Three months ended September 30, 2017
	EGM	Table Products	Interactive	Total
Revenues
Gaming operations	$39,767	$1,072	$2,010	$42,849
Equipment sales	13,564	27	—	13,591
Total revenues	53,331	1,099	2,010	56,440
Cost of gaming operations(1)	6,352	405	587	7,344
Cost of equipment sales(1)	6,329	1	—	6,330
Selling, general and administrative	8,011	586	1,145	9,742
Research and development	5,537	524	406	6,467
Write downs and other charges	490	—	—	490
Depreciation and amortization	16,181	185	565	16,931
Total operating expenses	42,900	1,701	2,703	47,304

Write downs and other
Loss on disposal of long lived assets	490	—	—
Impairment of long lived assets	—	—	—
Fair value adjustments to contingent consideration and other items	—	—	—
Acquisition costs	—	—	—
Depreciation and amortization	16,181	185	565
Accretion of placement fees(2)	1,192	—	—
Acquisitions & integration related costs including restructuring & severance(3)	65	5	1
Legal & litigation expenses including settlement payments(4)	181	—	—
New jurisdictions and regulatory licensing costs(5)	556	11	—
Non-cash charge on capitalized installation and delivery(6)	359	—	—
Non-cash charges and loss on disposition of assets(7)	—	—	—
Other adjustments(8)	301	169	4
Adjusted EBITDA	$29,756	$(232)	$(123)

(1) Exclusive of depreciation and amortization.
(2) Non-cash item related to the accretion of contract rights under development agreements and placement fees.
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

	Three months ended September 30, 2016
	EGM	Table Products	Interactive	Total
Revenues
Gaming operations	$36,048	$672	$2,157	$38,877
Equipment sales	2,329	2	—	2,331
Total revenues	38,377	674	2,157	41,208
Cost of gaming operations(1)	5,749	350	612	6,711
Cost of equipment sales(1)	698	—	—	698
Selling, general and administrative	10,600	643	1,727	12,970
Research and development	5,761	489	425	6,675
Write downs and other charges	1,852	—	—	1,852
Depreciation and amortization	18,806	404	209	19,419
Total operating expenses	43,466	1,886	2,973	48,325

Write downs and other
Loss on disposal of long lived assets	248	—	—
Impairment of long lived assets	4,604	—	—
Fair value adjustments to contingent consideration and other items	(3,000)	—	—
Acquisition costs	—	—	—
Depreciation and amortization	18,806	404	209
Accretion of placement fees(2)	1,190	—	—
Acquisitions & integration related costs including restructuring & severance(3)	2,413	272	—
Legal & litigation expenses including settlement payments(4)	235	126	—
New jurisdictions and regulatory licensing costs(5)	812	30	—
Non-cash charge on capitalized installation and delivery(6)	353	—	—
Non-cash charges and loss on disposition of assets(7)	285	—	—
Other adjustments(8)	86	—	—
Adjusted EBITDA	$20,943	$(380)	$(607)

(1) Exclusive of depreciation and amortization.
(2) Non-cash item related to the accretion of contract rights under development agreements and placement fees.
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

	Nine months ended September 30, 2017
	EGM	Table Products	Interactive	Total
Revenues
Gaming operations	$116,587	$2,348	$6,105	$125,040
Equipment sales	29,160	94	—	29,254
Total revenues	145,747	2,442	6,105	154,294
Cost of gaming operations(1)	19,188	798	1,808	21,794
Cost of equipment sales(1)	14,318	8	—	14,326
Selling, general and administrative	25,490	1,424	3,454	30,368
Research and development	15,652	1,277	983	17,912
Write downs and other charges	2,655	—	—	2,655
Depreciation and amortization	51,603	1,012	983	53,598
Total operating expenses	128,906	4,519	7,228	140,653

Write downs and other
Loss on disposal of long lived assets	3,000	—	—
Impairment of long lived assets	285	—	—
Fair value adjustments to contingent consideration and other items	(630)	—	—
Acquisition costs	—	—	—
Depreciation and amortization	51,603	1,012	983
Accretion of placement fees(2)	3,492	—	—
Acquisitions & integration related costs including restructuring & severance(3)	952	164	(217)
Legal & litigation expenses including settlement payments(4)	766	—	—
New jurisdictions and regulatory licensing costs(5)	1,293	11	—
Non-cash charge on capitalized installation and delivery(6)	1,284	—	—
Non-cash charges and loss on disposition of assets(7)	686	—	—
Other adjustments(8)	1,878	169	20
Adjusted EBITDA	$81,450	$(721)	$(337)

(1) Exclusive of depreciation and amortization.
(2) Non-cash item related to the accretion of contract rights under development agreements and placement fees.
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

	Nine months ended September 30, 2016
	EGM	Table Products	Interactive	Total
Revenues
Gaming operations	$109,214	$1,976	$5,903	$117,093
Equipment sales	6,939	29	—	6,968
Total revenues	116,153	2,005	5,903	124,061
Cost of gaming operations(1)	16,913	997	1,717	19,627
Cost of equipment sales(1)	4,244	—	—	4,244
Selling, general and administrative	27,352	2,557	6,745	36,654
Research and development	13,652	1,353	1,512	16,517
Write downs and other charges	2,162	—	(9)	2,153
Depreciation and amortization	58,193	1,251	1,083	60,527
Total operating expenses	122,516	6,158	11,048	139,722

Write downs and other
Loss on disposal of long lived assets	558	—	—
Impairment of long lived assets	4,606	—	—
Fair value adjustments to contingent consideration and other items	(3,000)	—	—
Acquisition costs	(2)		(9)
Depreciation and amortization	58,193	1,251	1,083
Accretion of placement fees(2)	3,538	—	—
Acquisitions & integration related costs including restructuring & severance(3)	4,574	460	—
Legal & litigation expenses including settlement payments(4)	478	1,017	—
New jurisdictions and regulatory licensing costs(5)	927	30	—
Non-cash charge on capitalized installation and delivery(6)	1,193	—	—
Non-cash charges and loss on disposition of assets(7)	2,352	—	—
Other adjustments(8)	1,650	—	—
Adjusted EBITDA	$68,704	$(1,395)	$(4,071)

(1) Exclusive of depreciation and amortization.
(2) Non-cash item related to the accretion of contract rights under development agreements and placement fees.
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

Electronic Gaming Machines

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

	Three months ended September 30,		$	%
	2017	2016	Change	Change
EGM Segment Revenue:
Gaming operations	$39,767	$36,048	$3,719	10.3%
Equipment sales	13,564	2,329	11,235	482.4%
Total EGM revenues	$53,331	$38,377	$14,954	39.0%

EGM adjusted EBITDA	$29,756	$20,943	$8,813	42.1%

EGM unit information:
EGM installed base, end of period	22,015	20,108	1,907	9.5%
EGM revenue per day	$19.65	$19.78	$(0.13)	(0.7)%

EGM units sold	842	66	776	1,175.8%
Average sales price	$15,890	$14,361	$1,529	10.6%

Gaming Operations Revenue

The increase in gaming operations revenue was primarily due to the increase in our EGM installed base of approximately 900 U.S. units, which is primarily attributable to the popularity of our new ICON and Orion cabinets and approximately 1,000 Mexico units, which is attributable to the to our gaining market share in under serviced markets within Mexico. We also had a 2.6%, or $0.64, increase in our U.S. EGM revenue per day through the optimization of our installed base by installing our newer and more competitive game content on our EGMs. Although the Company has experienced a decrease in participation share rates for gaming revenue received pursuant to participation agreements with Native American tribal customers, player demand, driven by the Company’s newer and more competitive game content, has offset the effects of decreased participation share rates and U.S. EGM revenue per day has increased in total.

Equipment Sales

The increase in equipment sales is due to the sale of 842 units in the three months ended September 30, 2017, compared to 66 units in the prior year period. The increase in the number of units sold is primarily attributable to the success of our new ICON and Orion cabinets and our growth in the Class III market in which many customers prefer to buy rather than lease EGMs. The increase was also attributable to a $1,529, or 10.6%, increase in the average sales price compared to the prior year period. The increase in equipment sales was offset by a decrease in revenues from the sale of nontransferable and nonexclusive licenses of certain licensed game content to a third party for $1.1 million in the prior year period that was not present in the current year period

EGM Adjusted EBITDA

EGM adjusted EBITDA includes the revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write downs and other charges, accretion of placement fees, as well as other costs. See Item 1. “Financial Statements” Note 14 for further explanation of adjustments. The increase in EGM adjusted EBITDA is attributable to the increases in revenue described above, a decrease in adjusted operating expenses of $0.3 million related primarily to the decrease in marketing costs due to the timing of tradeshows, and offset by increased adjusted cost of equipment sales of $6.3 million due to higher sales volume.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

	Nine months ended September 30,		$	%
	2017	2016	Change	Change
EGM Segment Revenue:
Gaming operations	$116,587	$109,214	$7,373	6.8%
Equipment sales	29,160	6,939	22,221	320.2%
Total EGM revenues	$145,747	$116,153	$29,594	25.5%

EGM adjusted EBITDA	$81,450	$68,704	$12,746	18.6%

EGM unit information:
EGM installed base, end of period	22,015	20,108	1,907	9.5%
EGM revenue per day	$19.86	$20.20	$(0.34)	(1.7)%

EGM units sold	1,868	205	1,663	811.2%
Average sales price	$15,835	$14,630	$1,205	8.2%

Gaming Operations Revenue

The increase in gaming operations revenue was primarily due to the increase in our EGM installed base of approximately 900 U.S. units, which is primarily attributable to the popularity of our new ICON and Orion cabinets and approximately 1,000 Mexico units, which is attributable to the to our gaining market share in under serviced markets within Mexico. We also had a 2.1%, or $0.54, increase in our U.S. EGM revenue per day through the optimization of our installed base by installing our newer and more competitive game content on our EGMs. Although the Company has experienced a decrease in participation share rates for gaming revenue received pursuant to participation agreements with Native American tribal customers, player demand, driven by the Company’s newer and more competitive game content, has offset the effects of decreased participation share rates and U.S. EGM revenue per day has increased in total. Current period results have been negatively impacted by $1.0 million relating to foreign currency fluctuations compared to the prior year period.

Equipment Sales

The increase in equipment sales is due to the sale of 1,868 units in the nine months ended September 30, 2017, compared to 205 units in the prior year period. The increase in the number of units sold is primarily attributable to the success of our new ICON and Orion cabinets and our growth in the Class III market in which many customers prefer to buy rather than lease EGMs. The increase was also attributable to an approximate $1,205, or 8.2%, increase in the average sales price compared to the prior year period. The increase in equipment sales was offset by a decrease in revenues from the sale of nontransferable and nonexclusive licenses of certain licensed game content to a third party for $3.2 million in the prior year period that was not present in the current year period

EGM Adjusted EBITDA

EGM adjusted EBITDA includes the revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write downs and other charges, accretion of placement fees, as well as other costs. See Item 1. “Financial Statements” Note 14 for further explanation of adjustments. The increase in EGM adjusted EBITDA is attributable to the increases in revenue described above offset by increased adjusted cost of equipment sales of $12.4 million due to higher sales volume and an increase in adjusted operating expenses of $2.8 million due to increased headcount and prototype parts associated with the development of our new Orion and Orion Slant cabinets.  Increases in adjusted operating expenses were offset by decreased professional fees and marketing costs due to the timing of tradeshows.

Table Products

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

	Three Months Ended September 30,		$	%
	2017	2016	Change	Change
Table Products Segment Revenue:
Gaming operations	$1,072	$672	$400	59.5%
Equipment sales	27	2	25	1,250.0%
Total Table Products revenues	$1,099	$674	$425	63.1%

Table Products adjusted EBITDA	$(232)	$(380)	$148	38.9%

Table Products unit information:
Table products installed base, end of period	2,350	1,205	1,145	95.0%
Average monthly lease price	$151	$186	$(35)	(18.8)%

Gaming Operations Revenue

The increase in Table Products gaming operations revenue is attributable to the increase in the Table Products installed base to 2,350 units compared to 1,205 units in the prior year period. The newly acquired 493 installs from the In Bet acquisition, our side bets, and most notably Buster Blackjack, are the primary drivers of the increase in the Table Products revenue and installed base compared to the prior year period. See Item 1. “Financial Statements” Note 2 for a description of the acquisition. The increase is offset by a decrease in the average monthly lease price of $151 compared to $186 in the prior year period.

Tables Products Adjusted EBITDA

Table Products adjusted EBITDA includes the revenues and operating expenses from the Table Products segment adjusted for depreciation, amortization, write downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 14 for further explanation of adjustments. The increase in Table Products adjusted EBITDA is attributable to the increases in revenue described above and offset by an increase in adjusted operating expenses of $0.2 million due to increased headcount and professional fees. The Table Products segment began its operations in mid-2014 and it has continued to grow through the addition of headcount and purchases of intellectual property from third parties.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

	Nine Months Ended September 30,		$	%
	2017	2016	Change	Change
Table Products Segment Revenue:
Gaming operations	$2,348	$1,976	$372	18.8%
Equipment sales	94	29	65	224.1%
Total Table Products revenues	$2,442	$2,005	$437	21.8%

Table Products adjusted EBITDA	$(721)	$(1,395)	$674	48.3%

Table Products unit information:
Table products installed base, end of period	2,350	1,205	1,145	95.0%
Average monthly lease price	$111	$185	$(74)	(40.0)%

Gaming Operations Revenue

The increase in Table Products gaming operations revenue is attributable to the increase in the Table Products installed base to 2,350 units compared to 1,205 units in the prior year period. The newly acquired 493 installs from the In Bet acquisition, our side bets, and most notably Buster Blackjack, are the primary driver of the increase in the Table Products revenue and installed base compared to the prior year period. See Item 1. “Financial Statements” Note 2 for a description of the acquisition. The increase is offset by a decrease in the average monthly lease price of $74 compared to $185 in the prior year period.

Tables Products Adjusted EBITDA

Table Products adjusted EBITDA includes the revenues and operating expenses from the Table Products segment adjusted for depreciation, amortization, write downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 14 for further explanation of adjustments. The increase in Table Products adjusted EBITDA is attributable to the increases in revenue described above and a decrease in adjusted cost of gaming operations and equipment sales of $0.3 million. The Table Products segment began its operations in mid-2014 and it has continued to grow through the addition of headcount and purchases of intellectual property from third parties.

Interactive

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

	Three months ended September 30,		$	%
	2017	2016	Change	Change
Interactive Segment Revenue:
Gaming operations	$2,010	$2,157	$(147)	(6.8)%
Total Interactive revenues	$2,010	$2,157	$(147)	(6.8)%

Interactive adjusted EBITDA	$(123)	$(607)	$484	79.7%

Interactive unit information:
Average MAU(1)	194,239	207,151	(12,912)	(6.2)%
Average DAU(2)	36,906	42,953	(6,047)	(14.1)%
ARPDAU(3)	$0.59	$0.47	$0.12	25.5%

(1) MAU = Monthly Active Users and is a count of unique visitors to our sites during a month
(2) DAU = Daily Active Users, a count of unique visitors to our sites during a day
(3) ARPDAU = Average daily revenue per DAU is calculated by dividing revenue for a period by the DAU for the period by the number of days for the period

Gaming Operations Revenue

The decrease in interactive gaming operations revenue is primarily driven by a 14.1% decrease in average DAU for the three months ended September 30, 2017 when compared to the prior year period.  The decrease in average DAU was driven by decreased user acquisition costs in efforts to optimize marketing spend. These decreases were offset by increases attributable to Business-to-Consumer (“B2C”) revenue driven by a 25.5% increase in ARPDAU.

Interactive Adjusted EBITDA

Interactive adjusted EBITDA includes the revenues and operating expenses from the Interactive segment adjusted for depreciation, amortization, write downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 14 for further explanation of adjustments. The increase in interactive adjusted EBITDA is attributable to a decrease in adjusted operating expenses of $0.6 million primarily driven by decreased marketing and user acquisition costs. These decreases in adjusted operating expenses were partially offset by the decrease in gaming operations revenues discussed above.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

	Nine Months Ended September 30,		$	%
	2017	2016	Change	Change
Interactive Segment Revenue:
Gaming operations	$6,105	$5,903	$202	3.4%
Total Interactive revenues	$6,105	$5,903	$202	3.4%

Interactive adjusted EBITDA	$(337)	$(4,071)	$3,734	91.7%

Interactive unit information:
Average MAU(1)	190,237	210,783	(20,546)	(9.7)%
Average DAU(2)	37,544	41,809	(4,265)	(10.2)%
ARPDAU(3)	$0.58	$0.48	$0.10	20.8%

(1) MAU = Monthly Active Users and is a count of unique visitors to our sites during a month
(2) DAU = Daily Active Users, a count of unique visitors to our sites during a day
(3) ARPDAU = Average daily revenue per DAU is calculated by dividing revenue for a period by the DAU for the period by the number of days for the period

Gaming Operations Revenue

The increase in interactive gaming operations revenue is attributable to increases in Business-to-Consumer
(“B2C”) revenue driven by a 20.8% increase in ARPDAU for the nine months ended September 30, 2017 when compared to the prior year period. These increases were offset by a decrease of 14.1% in average DAU driven by decreased user acquisition costs in efforts to optimize marketing spend.

Interactive Adjusted EBITDA

Interactive adjusted EBITDA includes the revenues and operating expenses from the Interactive segment adjusted for depreciation, amortization, write downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 14 for further explanation of adjustments. The increase in interactive adjusted EBITDA is attributable to a decrease in adjusted operating expenses of $3.6 million primarily driven by decreased marketing and user acquisition costs. These decreases in adjusted operating expenses were complimented by the increase in gaming operations revenues discussed above.

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

As of September 30, 2017, we had $10.0 million in cash and cash equivalents and $30.0 million available under our revolving credit facility. Based on our current business plan, we believe that our existing cash balances, cash generated from operations and availability under the revolving credit facility will be sufficient to meet our anticipated cash needs for at least the next twelve months. As of September 30, 2017, we were in compliance with the required covenants of our debt instruments, including the maximum net first lien leverage ratio. However, our future cash requirements could be higher than we currently expect as a result of various factors. Our ability to meet our liquidity needs could be adversely affected if we suffer adverse results of operations, or if we violate the covenants and restrictions to which we are subject under our debt instruments. Additionally, our ability to generate sufficient cash from our operating activities is subject to general economic, political, regulatory, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under our existing credit facility in an amount sufficient to enable us to pay our service or repay our indebtedness or to fund our other liquidity needs, and we may be required to seek additional financing through credit facilities with other lenders or institutions or seek additional capital through private placements or public offerings of equity or debt securities.

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

The First Lien Credit Facilities are guaranteed by AP Gaming Holdings, LLC, the Borrower’s material, wholly owned domestic subsidiaries (subject to certain exceptions), and are secured by a pledge by AP Gaming Holdings, LLC of the Borrower’s equity interest directly held by AP Gaming Holdings, LLC and a pledge of substantially all of the existing and future property and assets of the Borrower and the subsidiary guarantors, subject to certain exceptions.  The First Lien Credit Facilities require that the Borrower maintain a maximum net first lien leverage ratio set at a maximum of 6.0 to 1.0.

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

The Company was in compliance with the covenants of the First Lien Credit Facilities at September 30, 2017. As of September 30, 2017, our first lien leverage ratio was 3.9 to 1.0. As of September 30, 2017, the Company could incur the entire $30.0 million of unused borrowing capacity under the new revolving credit facility without violating any of its covenants under its debt agreements.

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

The following table summarizes our historical cash flows (in thousands):

	Nine months ended September 30,
	2017	2016
Cash Flow Information:
Net cash provided by operating activities	$26,293	$25,261
Net cash used in investing activities	(49,689)	(27,970)
Net cash provided by (used in) financing activities	15,436	(9,818)
Effect of exchange rates on cash and cash equivalents	8	(45)
Net decrease in cash and cash equivalents	$(7,952)	$(12,572)

Operating activities

The Company has historically produced a loss from operations, which is primarily due to the capital nature of the business and the resulting depreciation and amortization expense. Net cash provided for the nine months ended September 30, 2017, was $26.3 million compared to $25.3 million in the prior year period, representing an increase of $1.0 million. This increase is primarily due to changes in net working capital, which were driven by several factors. Increased sales volume contributed to a $9.1 million change in accounts receivable. Additionally, increased production activity and purchases of gaming equipment resulted in a $6.8 million change in accounts payable and accrued liabilities, and to a lesser extent, a $2.8 million change in prepaid expenses and a $1.6 million change in inventory. A change in other non-current assets of $2.7 million was primarily related to tax related accruals. Other working capital changes and income from operating activities excluding non-cash expenses increased by $24.4 million.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2017, was $49.7 million compared to $28.0 million in the prior year period, representing an increase of $21.7 million. The increase was primarily due to the purchase of property and equipment of $14.1 million and software development and other expenditures of $0.7 million. Additionally, the Company acquired certain intangible assets related to the purchase of table games and table game related intellectual property of $7.0 million, as described in Item 1. “Financial Statements” Note 2.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2017, was $15.4 million compared to cash used of $9.8 million for the nine months ended September 30, 2016, representing an increase of $25.3 million. The increase was primarily due to proceeds from the issuance of our term loans of our first lien credit facilities of $448.7 million offset by the repayment of our senior secured credit facilities of $407.5 million, repayment of our Sellers Notes of $12.4 million, payments on deferred loan costs of $3.1 million, deferred offering costs paid of $1.2 million, and principle payments on our first lien credit facilities of $1.1 million.

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

Critical Accounting Policies

A description of our critical accounting policies can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes to those policies during the nine months ended September 30, 2017.

Recently Issued Accounting Standards

See related disclosure at Item 1—“Notes to Condensed Consolidated Financial Statements”, Note 1 “Description of the Business and Summary of Significant Accounting Policies.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rates. Our primary exposure to market risk is interest rate risk associated with our long-term debt, which accrues interest at variable rates. Certain of our debt instruments accrue interest at LIBOR or the base rate, at our election, subject to an interest rate floor plus an applicable margin rate. In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt and equity capital to sustain our operations. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. As of September 30, 2017, approximately 25% of our debt were fixed-rate instruments. Assuming a constant outstanding balance for our variable-rate long term debt, a hypothetical 1% decrease in interest rates would decrease interest expense $1.1 million given our LIBOR floor on related debt, while a hypothetical 1% increase in interest rates would increase interest expense approximately $4.5 million.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS.

"Item 1A.-Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2016, includes a discussion of our risk factors. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. Except for the risk factor set forth in our Quarterly Report on Form 10-Q, filed August 14, 2017, there have been no material changes in our risk factors from those disclosed under "Item 1A. Risk Factors" included in our 2016 Annual Report on Form 10-K.

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

AP GAMING HOLDCO, INC.

Date:	November 14, 2017	By:	/s/ KIMO AKIONA
		Name:	Kimo Akiona
		Title:	Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)