Form 10-K/A
period 2016-12-31
PlayAGS, Inc.
filed 2017-12-18
CIK 1593548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from                          to                          .
Commission file number 000-55119

PLAYAGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-3698600
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5475 S. Decatur Blvd., Ste #100 Las Vegas, NV 89118
(Address of principal executive offices) (Zip Code)
(702) 722-6700
(Registrant’s telephone number, including area code)

AP GAMING HOLDCO, INC.
(Former name, former address and former fiscal year, if changed since last report)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Neither the registrant’s voting common stock nor its non-voting common stock are publicly traded, and accordingly have no market value as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter. As of March 7, 2017, there were 100 shares of the Registrant’s Class A common stock, $.01 par value per share, and 15,041,361 shares of the Registrant’s Class B common stock, $.01 par value per share, outstanding.
*The Company does not have any public stockholders. Accordingly, it does not maintain an investor relations website where Interactive Data Files would be posted.

EXPLANATORY NOTE

PlayAGS, Inc. (formerly, AP Gaming Holdco, Inc.) (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its annual report on Form 10-K for the fiscal year ended December 31, 2016, which was originally filed with the Securities and Exchange Commission on March 10, 2017 (the “Original Filing”).

During the second and third quarters of 2017, the Company identified the Report of Independent Registered Public Accounting Firm, included in Item 8, “Financial Statements and Supplemental Data,” did not include reference to the financial statement schedules as being management’s responsibility. The exclusion of such reference from the Report of Independent Registered Public Accounting Firm was due to an administrative oversight. The Company concluded, based on its evaluation of both quantitative and qualitative factors, that this correction was not material to any of its previously issued consolidated financial statements. In addition, the Company elected to make certain minor edits to the notes to the financial statements.

This Amendment amends the Original Filing with respect to Item 8, “Financial Statements and Supplemental Data.”

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of our principal executive officer and principal financial officer are also being filed as exhibits 31.1, 31.2 and 32.1 to this Amendment. Similarly, revised XBRL exhibits are being filed as exhibits to this Amendment. As a result, Item 15, “Exhibits, Financial Statement Schedules”, has also been modified.

This Amendment should be read in conjunction with the Original Filing, which continues to speak as of the date of the Original Filing. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Filing or modify or update any related or other disclosures. This Amendment should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to March 10, 2017.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	v

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE	v

iv

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is contained in the financial statements listed in Item 15. “Exhibits and Financial Statement Schedules” of this Amendment.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)(1). Financial Statements.
Included in Part II of this Amendment:
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

v

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYAGS, INC.

Date:	December 18, 2017	By:	/s/ KIMO AKIONA
		Name:	Kimo Akiona
		Title:	Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID LOPEZ	President and Chief Executive Officer (Principal Executive Officer)	December 18, 2017
David Lopez

/s/ KIMO AKIONA	Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)	December 18, 2017
Kimo Akiona

/s/ DAVID SAMBUR	Director	December 18, 2017
David Sambur

/s/ DANIEL COHEN	Director	December 18, 2017
Daniel Cohen

vi

ITEM 1. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PlayAGS, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations and comprehensive loss, of changes in stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of PlayAGS, Inc. (formerly, AP Gaming Holdco, Inc.) and its subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 6 to the consolidated financial statements, the Company changed the manner in which it presents debt issuance costs in 2016.

/s/ PricewaterhouseCoopers LLP

Las Vegas, Nevada
March 10, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
PlayAGS, Inc.

We have audited the accompanying consolidated balance sheet of PlayAGS, Inc. (formerly, AP Gaming Holdco, Inc.) (the Company) as of December 31, 2015, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years ended December 31, 2015 and 2014. Our audits also included the financial statement schedules listed in the Index at item 15(a)2. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PlayAGS, Inc. as of December 31, 2015, and the consolidated results of its operations and its cash flows for the years ended December 31, 2015 and 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Las Vegas, Nevada
March 9, 2016

PLAYAGS, INC.
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

PLAYAGS, INC.
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

PLAYAGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(in thousands)

	PlayAGS, Inc.
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

PLAYAGS, INC.
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

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

PlayAGS, Inc. (formerly, AP Gaming Holdco, Inc.) (the “Company,” “AP Gaming,” “we,” “us,” or “our”) is a leading designer and supplier of gaming products and services for the gaming industry. We operate in legalized gaming markets across the globe and provide state-of-the-art, value-add products in three distinct segments: Electronic Gaming Machines (“EGM”), which includes server-based systems and back-office systems that are used by Class II Native American and Mexican gaming jurisdictions and Class III Native American, commercial and charity jurisdictions; Table Products (“Table Products”), which includes live felt table games, side-bets and progressives as well as our newly introduced card shuffler, “DEX”; and Interactive Social Casino Games(“Interactive”), which provides social casino games on desktop and mobile devices. Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line.

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

Table Products

Our table products include live proprietary table products and side-bets, as well as ancillary table products. Products include both internally developed and acquired proprietary table products, side-bets, and table technology related to blackjack, poker, baccarat, craps and roulette. We have acquired a number of popular brands, including In-Bet, Buster Blackjack, Double Draw Poker and Criss Cross Poker that are based on traditional well-known public domain games such as blackjack and poker; however, these proprietary games provide intriguing betting options that offer more excitement and greater volatility to the player, ultimately enhancing our casino customers’ profitability. Our Tornado product is unique in that it allows players to control the spin of the roulette ball by pressing a remote ball activation device. We believe this mechanism enhances player interaction without altering traditional roulette rules and procedures; similarly, our Double Ball Roulette game creates a unique game experience by allowing players to use two balls instead of one.

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

PLAYAGS, INC.
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

Revenue Recognition

Gaming Operations

Gaming operations revenue is earned by providing customers with gaming machines, gaming machine content licenses, back-office equipment and linked progressive systems, which are collectively referred to as gaming equipment, under participation arrangements. The participation arrangements convey the right to use the equipment (i.e. gaming machines and related integral software) for a stated period of time, which typically ranges from one to three years and then the contract continues on a month-to-month basis thereafter. In some instances, the Company will enter arrangements for longer periods of time; however, many of these arrangements include the ability of the customer to cancel the contract and return the games to the Company, a provision which renders their contracts effectively month-to-month contracts. Primarily due to these factors, our participation arrangements are accounted for as operating leases. In some instances, we will offer a free trial period during which no revenue is recognized. If during or at the conclusion of the trial period the customer chooses to enter into a lease for the gaming equipment, we commence revenue recognition according to the terms of the agreement.

Under participation arrangements, the Company retains ownership of the gaming equipment installed at the customer facilities and receives either revenue based on a percentage of the win per day generated by the gaming equipment or a daily fee. Thus, in our consolidated financial statements the Company records revenue monthly related to these arrangements and the gaming equipment is recorded in property and equipment, net on our balance sheet and depreciated over the expected life of the gaming equipment.

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

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

PLAYAGS, INC.
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

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

NOTE 2. ACQUISITIONS

Cadillac Jack

On May 29, 2015, the Company acquired 100% of the equity of Amaya Americas Corporation (“Cadillac Jack”), a leading provider of Class II gaming machines for the North American tribal gaming market, with key regions of operation within Alabama, Mexico, and Wisconsin. This acquisition is expected to create growth opportunities in Class II and Class III jurisdictions and expands the Company’s geographic footprint with an EGM installed base of approximately 10,500 units. The combined management teams are complementary and possess years of combined experience that is expected to allow us to effectively grow and improve our business.

The acquisition was funded primarily from cash proceeds of incremental borrowings on our existing term loans, the issuance of senior secured PIK notes, as described in Note 6, and the issuance of additional common stock, as described in Note 7. The consideration also included a promissory note to the seller, Amaya Inc., for $12.0 million, as described in Note 6, as well as a contingent receivable that was recorded at its estimated fair value on the date of the acquisition. The contingent receivable is related to a clause in the stock purchase agreement allowing for a refund of up to $25.0 million if certain deactivated gaming machines in Mexico are not in operation by November 29, 2016. As of December 31, 2016 the estimated fair value of the contingent receivable is recorded in other long-term assets. In the first quarter 2017, the Company reached an agreement with Amaya, Inc. to receive $5.1 million for this contingent receivable.

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

PLAYAGS, INC.
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

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

PLAYAGS, INC.
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

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

PLAYAGS, INC.
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

PLAYAGS, INC.
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

PLAYAGS, INC.
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

On May 29, 2015, the Company issued a promissory note to Amaya Inc. (the “Amaya Seller Note”) with an initial principal amount of $12.0 million to satisfy the conditions set forth in the stock purchase agreement for Cadillac Jack. The Amaya Seller Note accrues interest on the unpaid principal amount at 5.0% per annum and is payable semi-annually on June 30 and December 31 (and on May 29, 2023, the maturity date of the note), commencing on June 30, 2015. All interest accrued and payable on any interest payment date will be paid by capitalizing such interest and adding it to (and thereby increasing) the outstanding principal amount of the Amaya Seller Note. All principal under the note is due and payable on May 29, 2023.  The Amaya Seller Note is required to be prepaid under certain circumstances, such as refinancing our senior secured credit facilities or a public equity offering as described in the note agreement. The Company may prepay from time to time all or any portion of the outstanding principal balance due under the Amaya Seller Note.  The Amaya Seller Note includes certain covenants and events of default that are customary for instruments of this type. At December 31, 2016, the Amaya Seller Note totaled $13.0 million, which includes capitalized interest of $1.0 million.

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

PLAYAGS, INC.
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

As of December 31, 2016, 108,307 Class B Shares issued to “Management Holder,” as defined in the Securityholders Agreement dated April 28, 2014 (the “Securityholders Agreement”) were outstanding. The Class B Shares were sold to the Management Holder and are not considered issued for accounting purposes as they contain a substantive performance condition, a “Qualified Public Offering,” as defined in the Securityholders Agreement, which must be probable for the Management Holder to benefit from the ownership of the shares. As a result, shares issued to the Management Holder are not considered issued for accounting purposes until such time that the performance condition is probable and the Company has recorded a liability in other long-term liabilities of $1.3 million for the proceeds from the sale of the Class B Shares. No share-based compensation expense for Class B Shares has been recognized and none will be recognized for these shares until the performance condition is considered to be probable.

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

NOTE 8. WRITE DOWNS AND OTHER CHARGES

During the year ended December 31, 2016, the Company recognized $3.3 million in write-downs and other charges, driven by a $3.3 million impairment of an intangible asset related to a customer contract that the Company expects will provide less benefit than originally estimated from the Cadillac Jack acquisition (a level 3 fair value measurement based on a decrease in projected cash flows). The value of the intangible asset was written down to $1.1 million at an interim date and subsequently fully amortized by December 31, 2016. Additionally the Company recorded a write-down of long-lived assets of $2.0 million related to older generation gaming machines (level 3 fair value measurement based on projected cash flow for the specific assets) in which the long-lived assets were written down to $0, and losses from the disposal of assets of $1.0 million. These charges were offset by a $3.0 million fair value adjustment to a contingent consideration receivable related to the Cadillac Jack acquisition (level 3 fair value measurement based on expected and probable future realization of the receivable).

For the year ended December 31, 2015, the Company recognized $11.8 million in write-downs and other charges primarily related to acquisition related charges of $8.2 million. The Company also recognized a full impairment to intangible assets of $3.4 million related to game titles (level 3 fair value measurement based on projected cash flows for the specific game titles), write offs related to prepaid royalties of $1.3 million, losses from the disposal of assets of $1.3 million and the impairment of long-lived assets of $0.2 million (level 3 fair value measurement based on projected cash flow for the specific assets with an estimated fair value of $0), fair value adjustment of $3.4 million to the asset associated with the stock options of Amaya, Inc. described in Note 2 (level 2 fair value measurement primarily based on the stock price of Amaya, Inc. with a final estimated fair value of $4.9 million), partially offset by write downs of primarily contingent consideration of $6.1 million that is described in Note 2 (level 3 fair value measurements based on projected cash flows).

For the year ended December 31, 2014, the Company recognized $7.1 million in write-downs and other charges primarily related to acquisition charges of $2.8 million, losses from the disposal of assets of $1.9 million, an impairment to intangible assets of $1.4 million (level 3 fair value measurement based on projected cash flow for the specific assets) and an impairment of long-lived assets of $0.8 million (level 3 fair value measurement based on projected cash flow for the specific assets).

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

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

years after approval by the board. Subject to adjustments in connection with certain changes in capitalization, the maximum number of Class B Shares that may be delivered pursuant to awards under the LTIP is 1,250,000. As of December 31, 2016, approximately 200,000 shares remain available for issuance.

NOTE 11. SHARE-BASED COMPENSATION

Stock Options

The Company has granted stock awards to eligible participants under the LTIP. The stock awards include options to purchase the Company’s Class B Shares. These stock options include a combination of service and market conditions, as further described below. In addition, these stock options include a performance vesting condition, a Qualified Public Offering (see Note 7), which is not considered to be probable as of December 31, 2016. As a result, no share-based compensation expense for stock options has been recognized and none will be recognized for these stock awards until the performance condition is considered to be probable. The amount of unrecognized compensation expense associated with stock options was $6.1 million and for restricted stock was $0.5 million at December 31, 2016. When the performance condition is considered probable, the stock awards will vest in accordance with the underlying service and market conditions.

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

Tranche A options are eligible to vest in equal installments of 20% on each of the first five anniversaries of the date of the grant, subject to continued employment with the Company or its subsidiaries in addition to the performance vesting condition of a Qualified Public Offering described above. In the event of a termination of employment without cause or as a result of death or disability, any such time based options which would have vested on the next applicable vesting date shall become vested, and the remaining unvested time based options shall be forfeited. In addition, upon a Change in Control (as defined in the Company’s 2014 Long-Term Incentive Plan), subject to continued employment through the date of the Change in Control, all outstanding unvested time based options shall immediately vest. An initial public offering does not qualify as a Change in Control as it relates to the vesting of stock options.

All other option awards are eligible to vest upon the satisfaction of certain performance conditions (collectively, “Performance Options”) in addition to the performance vesting condition of a Qualified Public Offering described above. Tranche B options are eligible to vest based on achievement of an Investor IRR equal to or in excess of 20%, subject to a minimum cash-on-cash return of 2.5 times the Investor Investment (as such terms are defined in the Company’s 2014 Long-Term Incentive Plan). Tranche C options are eligible to vest based on achievement of an Investor IRR equal to or in excess of 25%, subject to a minimum cash-on-cash return of 3.0 times the Investor Investment. In the event of a termination of employment without cause or as a result of death or disability, any Performance Options which are outstanding and unvested will remain eligible to vest subject to achievement of such performance targets (without regard to the continued service requirement) until the first anniversary of the date of such termination. As of December 31, 2016, the Company had 381,666 Performance Options outstanding.

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Restricted awards

During the year ended December 31, 2014, the Company granted 50,000 restricted Class B Shares that vest in five equal installments on each of the first five anniversaries of the grant date in addition to the performance vesting condition of a Qualified Public Offering described above. As of December 31, 2016, the Company had 50,000 unvested restricted shares outstanding with a weighted average grant date fair value of $10. No restricted stock was granted, canceled or forfeited during the years ended December 31, 2016 and 2015. This restricted stock includes a service condition and a performance vesting condition (a Qualified Public Offering), which was not considered to be probable of occurring as of December 31, 2016. As a result, no share-based compensation expense was recognized for the years ended December 31, 2016, 2015 and 2014, and none will be recognized for restricted stock until the performance condition is considered to be probable. When the performance condition is considered probable, the stock awards will vest in accordance with the underlying service condition.

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

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

PLAYAGS, INC.
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

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company had the following activity for unrecognized tax benefits in 2016 and 2015 (amounts in thousands):

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

The Company entered into an indemnification agreement with the prior owners of Cadillac Jack whereby the prior owners have agreed to indemnify the Company for changes in tax positions by taxing authorities for periods prior to the acquisition. As of December 31, 2016, an indemnification receivable of $16.4 million has been recorded as an other asset in the financial statements. This amount includes the indemnification of the original pre-acquisition tax positions along with any related accrued interest and penalties and is also recorded as a liability for unrecognized tax benefits in other long-term liabilities. The Company concluded that it is probable the indemnification receivable is realizable based on an evaluation of the ability of Cadillac Jack’s prior owner, including a review of its public filings, that demonstrates its financial resources are sufficient to support the amount recorded. If the related unrecognized tax benefits are subsequently recognized, a corresponding charge to relieve the associated indemnification receivables would be recognized in our Consolidated Statements of Operations and Comprehensive Loss and have an impact on operating income.

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

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following provides financial information concerning our reportable segments for the years ended December 31:

	2016	2015	2014
Revenues by segment
EGM	$156,407	$119,617	$72,028
Table Products	2,674	1,672	112
Interactive	7,725	2,003	—
Total Revenues	166,806	123,292	72,140
Adjusted EBITDA by segment
EGM	91,729	66,267	40,552
Table Products	(1,663)	(1,402)	(343)
Interactive	(4,727)	(2,518)	—
Subtotal	85,339	62,347	40,209
Write downs and other:
Loss on disposal of long lived assets	978	1,275	1,937
Impairment of long lived assets	5,295	4,993	2,327
Fair value adjustments to contingent consideration and other items	(3,000)	(2,667)	—
Acquisition costs	(11)	8,165	2,804
Depreciation and amortization	80,181	61,662	33,405
Accretion of placement fees(1)	4,702	496	58
Non-cash stock compensation	—	4,911	—
Acquisitions & integration related costs including restructuring & severance	5,411	7,818	3,582
Legal & litigation expenses including settlement payments	1,565	1,916	450
New jurisdictions and regulatory licensing costs	1,315	256	266
Non-cash charge on capitalized installation and delivery	1,680	1,441	643
Non-cash charges and loss on disposition of assets	2,478	234	561
Other adjustments	1,809	1,286	2,597
Interest expense	59,963	41,642	17,235
Interest income	(57)	(82)	(42)
Other expense (income)	7,404	3,635	573
Loss before income taxes	$(84,374)	$(74,634)	$(26,187)
(1) Non-cash expense related to the accretion of contract rights under development agreements and placement fees.

The Company’s Chief Operating Decision Maker (the “CODM”) does not receive a report with a measure of total assets or capital expenditures for each reportable segment as this information is not used for the evaluation of segment performance. The CODM assesses the performance of each segment based on adjusted EBITDA and not based on assets or capital expenditures due to the fact that two of the Company’s reportable segments, Table Products and Interactive, are not capital intensive. Any capital expenditure information is provided to the CODM on a consolidated basis. Therefore, the Company has not provided asset and capital expenditure information by reportable segment.

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following provides financial information concerning our operations by geographic area for the years ended December 31 (in thousands):

	Year ended December 31,
Revenue:	2016	2015	2014
United States	138,510	110,392	72,140
Other	28,296	12,900	—
	166,806	123,292	72,140

	Year ended December 31,
Long-lived assets, end of year:	2016	2015	2014
United States	$70,208	$63,858	$44,045
Other	5,169	6,909	69
	$75,377	$70,767	$44,114

NOTE 16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present selected quarterly financial information for 2016 and 2015, as previously reported (in thousands).

	Quarter ended March 31, 2016	Quarter ended June 30, 2016	Quarter ended September 30, 2016	Quarter ended December 31, 2016
Consolidated Income Statement Data:
Revenues	$40,235	$42,618	$41,208	$42,745
Gross profit[1]	33,792	32,599	33,799	33,643
Loss from operations	(4,206)	(4,338)	(7,117)	(1,403)
Net (loss) income	(21,066)	(18,839)	(21,235)	(20,234)
Basic loss per share	(1.41)	(1.26)	(1.42)	(1.36)
Diluted loss per share	(1.41)	(1.26)	(1.42)	(1.36)

	Quarter ended March 31, 2015	Quarter ended June 30, 2015	Quarter ended September 30, 2015	Quarter ended December 31, 2015
Consolidated Income Statement Data:
Revenues	$18,795	$26,296	$38,105	$40,096
Gross profit[1]	15,516	20,429	30,641	31,867
Loss from operations	(3,736)	(11,339)	(13,017)	(1,347)
Net (loss) income	(9,235)	2,849	(23,279)	(8,880)
Basic income (loss) per share	(0.92)	0.24	(1.56)	(0.69)
Diluted income (loss) per share	(0.92)	0.24	(1.56)	(0.69)

[1] Gross profit is total revenues less cost of gaming operations and cost of equipment sales, exclusive of depreciation and amortization.

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ITEM 15(a)(2). FINANCIAL STATEMENT SCHEDULES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

PLAYAGS, INC.
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

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

PLAYAGS, INC.
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

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

PLAYAGS, INC.
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

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

PLAYAGS, INC.
(PARENT COMPANY ONLY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The parent company financial statements of PlayAGS, Inc. (formerly, AP Gaming Holdco, Inc.) (the “ Parent Company”) should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes thereto. For purposes of these condensed financial statements, the Parent Company’s wholly owned and majority owned subsidiaries are recorded based upon its proportionate share of the subsidiaries’ net assets (similar to presenting them on the equity method).

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

PLAYAGS, INC.
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

PLAYAGS, INC.
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