Form 10-K
period 2017-12-31
PlayAGS, Inc.
filed 2018-03-14
CIK 1593548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from                          to                          .
Commission file number 001-38357

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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Neither the registrant’s voting common stock nor its non-voting common stock are publicly traded, and accordingly had no market value as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter. As of March 13, 2017, there were 35,244,003 shares of the Registrant’s common stock, $.01 par value per share, outstanding.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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
We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, which could cause our actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

•	our ability to effectively compete with numerous domestic and foreign businesses;

•	our ability to provide financing on favorable terms compared with our competitors;

•	our ability to adapt to and offer products that keep pace with evolving technology related to our businesses;

•
our ability to develop, enhance and/or introduce successful gaming concepts and game content, and changes in player and operator preferences in participation games, which may adversely affect demand for our products;

•
changing economic conditions and other factors that adversely affect the casino and gaming industry, the play levels of our participation games, product sales and our ability to collect outstanding receivables from our customers;

•
the effect of our substantial indebtedness on our ability to raise additional capital to fund our operations, and our ability to react to changes in the economy or our industry and make debt service payments;

•
changing regulations, new interpretations of existing laws, or delays in obtaining or maintaining required licenses or approvals, which may affect our ability to operate in existing markets or expand into new jurisdictions;

•	our history of operating losses and a significant accumulated deficit;

•	changes in the legal and regulatory scheme governing Native American gaming markets, including the ability to enforce contractual rights on Native American land, which could adversely affect revenues;

•	our ability to realize satisfactory returns on money lent to new and existing customers to develop or expand gaming facilities or to acquire gaming routes;

•	failures in our systems or information technology, which could disrupt our business and adversely impact our results;

•
slow growth in the development of new gaming jurisdictions or the number of new casinos, declines in the rate of replacement of existing gaming machines, and ownership changes and consolidation in the casino industry;

•	legislation in states and other jurisdictions which may amend or repeal existing gaming legislation;

•	intellectual property rights of others, which may prevent us from developing new products and services, entering new markets, or may expose use to liability or costly litigation;

•	our ability to complete future acquisitions and integrate those businesses successfully;

•	our dependence on the security and integrity of our systems and products;

•	the effect of natural events in the locations in which we or our customers, suppliers or regulators operate;

•	failure of our suppliers and contract manufacturers to meet our performance and quality standards or requirements could result in additional costs or loss of customers;

•	risks related to operations in foreign countries and outside of traditional U.S. jurisdictions;

•	foreign currency exchange rate fluctuations;

•	quarterly fluctuation of our business;

•	risks associated with, or arising out of, environmental, health and safety laws and regulations;

•	product defects which could damage our reputation and our results of operations;

•	changes to the Class II regulatory scheme;

•
state compacts with our existing Native American tribal customers, which may reduce demand for our Class II game and make it difficult to compete against larger companies in the tribal Class III market;

•	decreases in our revenue share percentage in our participation agreements with Native American tribal customers;

•
adverse local economic, regulatory or licensing changes in Oklahoma or Alabama, the states in which the majority of our revenue has been derived, or material decreases in our revenue with our two longest customers, which states and customers comprised approximately 24% and 11%, respectively of total revenue for the year ended December 31,

2017;

•	dependence on the protection of our intellectual property and proprietary information and our ability to license intellectual property from third parties;

•	failure to attract, retain and motivate key employees;

•	certain restrictive open source licenses requiring us to make the source code of some of our products available to third parties and potentially granting third parties certain rights to the software;

•	reliance on hardware, software and games licensed from third parties, and on technology provided by third-party vendors;

•	dependence on our relationships with service providers;

•	improving internal controls over financial reporting;

•	our ability to maintain current customers on favorable terms;

•	our ability to enter new markets and potential new markets;

•	our ability to capitalize on the expansion of internet or other forms of interactive gaming or other trends and changes in the gaming industries;

•	our social gaming business is largely dependent upon our relationships with key channels;

•	changes in tax regulation and results of tax audits, which could affect results of operations;

•	our ability to generate sufficient cash to serve all of our indebtedness in the future; and

•	the other factors discussed under Item 1A. “Risk Factors.”

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

PART I
ITEM 1. BUSINESS.

Unless the context indicates otherwise, or unless specifically stated otherwise, references to the “Company”, “PlayAGS”, “AGS”, “we”, “our” and “us” refer to PlayAGS, Inc. and its consolidated subsidiaries.

Overview

We are a Nevada corporation originally formed and incorporated in Delaware in August 2013 and then reincorporated in Nevada in December 2017. We were formed to acquire, through one of our indirect wholly owned subsidiaries, 100% of the equity in AGS Capital, LLC (“AGS Capital”, “Predecessor”) from AGS Holdings, LLC (“AGS Holdings”). AGS Capital was a supplier of Electronic Gaming Machines (“EGMs”) primarily to Class II Native American gaming jurisdictions.

We are a leading designer and supplier of EGMs and other products and services for the gaming industry. Founded in 2005, we historically focused on supplying EGMs, including slot machines, video bingo machines, and other electronic gaming devices, to the Native American gaming market, where we maintain an approximately 20% market share of all Class II EGMs. Since 2014, we have expanded our product line-up to include: (i) Class III EGMs for commercial and Native American casinos permitted to operate Class III EGMs, (ii) table game products and (iii) interactive products, all of which we believe provide us with growth opportunities as we expand in markets where we currently have limited or no presence. Our expansion into Class III and ancillary product offerings has driven our strong growth and momentum in revenue, EGM adjusted EBITDA and our installed base. For the year ended December 31, 2017, over 80% of our total revenue was generated through recurring contracted lease agreements whereby we place EGMs and table game products at our customers’ gaming facilities under either a revenue sharing agreement (we receive a percentage of the revenues that these products generate) or fee-per-day agreement (we receive a daily or monthly fixed fee per EGM or table game product), or recurring revenue from our Interactive gaming operations. We operate our business in three distinct segments: EGMs, Table Products and Interactive. Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line.

	Percentage of Total Revenue
	2017	2016	2015
Electronic Gaming Machines	94.3%	93.8%	97.0%
Table Products	1.9%	1.6%	1.4%
Interactive	3.8%	4.6%	1.6%
	100.0%	100.0%	100.0%

Apollo Overview

In December 2013, the Predecessor was acquired by Apollo. Founded in 1990, Apollo is a leading global alternative investment manager with offices in New York, Los Angeles, Houston, Bethesda, Chicago, St. Louis, Toronto, London, Frankfurt, Madrid, Luxembourg, Mumbai, Delhi, Singapore, Hong Kong and Shanghai. Apollo had assets under management of approximately $248.9 billion as of December 31, 2017 in its affiliated private equity, credit and real estate funds invested across a core group of nine industries where Apollo has considerable knowledge and resources. Apollo has a successful track record of managing investments in the gaming, sitebased entertainment, and leisure industries, including ClubCorp, Gala Coral (now part of Ladbrokes Coral Group), Great Wolf Resorts, Diamond Resorts, Vail Resorts, AMC Entertainment, Outerwall (parent of Coinstar and Redbox Automated Retail), Chuck-E Cheese, Wyndham International and Norwegian Cruise Lines.

Our Operations

We provide customers with EGMs, table products, ancillary table product equipment, systems software, computer hardware, signage and other equipment for operation within their gaming facilities. In return we receive either cash for sold items, or a share of the revenue generated by these products and systems, either as a flat monthly fee or a daily fee. The determination of whether our agreement results in a revenue share, monthly fee, or daily fee arrangement is generally governed by local gaming jurisdictions. For our revenue share arrangements on EGM products, we have historically shared between 15% and 20% of the revenues generated by the EGMs. Under our agreements for EGMs, we participate in selecting the mix of titles, maintain and service the equipment and oversee certain promotional efforts. When sold, we offer the majority of our products with an optional parts and service contract. For licensed table products and related equipment, we typically receive monthly royalty payments. Currently, Interactive revenue is generated from consumers’ purchases of virtual coins which are used to play the games. In support of our business and operations, we employ a professional staff including field service technicians, production, sales, account management, marketing, technology and game development, licensing and compliance and finance.

Our corporate headquarters are located in Las Vegas, Nevada, which serves as the primary location for the executive management and administrative functions such as finance, legal, licensing and compliance. Our licensing and compliance division oversees the application and renewal of our corporate gaming licenses, findings of suitability for key officers and directors and certification of our gaming equipment and systems for specific jurisdictions, human resources, as well as coordinating gaming equipment and software shipping and on-site and remote service of our equipment with gaming authorities.

Our field service technicians are responsible for installing, maintaining and servicing our gaming products and systems. Our field service operation including our call center, which operates 24 hours a day, seven days a week, is managed out of our Oklahoma facility. We can also access most of our electronic gaming machines and systems remotely from approved remote locations to provide software updates and routine maintenance. In addition, our electronic gaming machine and system production facilities are located in and managed out of Oklahoma City, Oklahoma, Atlanta, Georgia, and Mexico City, Mexico. Our table product service is primarily managed from Las Vegas, Nevada.

Sales, product management and account management are managed through our various locations and are located throughout the jurisdictions in which we do business. Sales and account management oversee the customer relationship at the individual location as well as at the corporate level and are responsible for developing new customer relationships. Account management is in charge of running on-site promotions and corporate sponsorship programs. In addition, our marketing team is in charge of general corporate marketing, including advertisements and participation at industry trade shows.

Our technology and game development division operates primarily out of our Atlanta, Georgia location and to a lesser extent in Las Vegas, Nevada, Austin, Texas and Sydney, Australia . Through the acquisition of Gamingo Limited (formerly known as “RocketPlay”, currently known as “AGSi”), we have a development team in Tel Aviv, Israel and a new R&D center in Australia. We employ game developers, software and system programmers, project managers and other development and administrative staff that oversee our internal game development efforts and manage third party relationships.

Products

We provide our casino customers with high-performing Class II and Class III EGMs for the Native American and commercial gaming markets, approximately 30 unique table products offerings, ancillary table products equipment, systems software, computer hardware, signage and other equipment for operation within their gaming facilities. We also offer a vast library of casino-themed social and mobile games as well as business to business social casino products available to land-based casino customers.

EGM Segment

EGMs constitute our largest segment, representing 94% of our revenue for the year ended December 31, 2017. We have a library of nearly 300 proprietary game titles that we deliver on several state-of-the-art EGM cabinets, including ICON (our core cabinet), Orion (our newly-introduced premium cabinet), and Big Red/Colossal Diamonds (our specialty large-format cabinet). Our cabinets and game titles are among the top performing premium leased games in the industry.

We design all of our cabinets with the intention of capturing the attention of players on casino floors while aiming to maximize operator profits. The fourth quarter 2017 Eilers - Fantini Quarterly Slot Survey stated our premium leased games outperform most of the EGMs manufactured by our competitors, generating win per day that is up to 2.1 times higher than house average. We also have developed a new Latin-style bingo cabinet called ALORA, which we plan to use in select international markets, including the Philippines and Brazil.

Below are a few of our more significant cabinets:

Orion - Our Orion cabinet is a premium cabinet focused on performance, flexibility, and style. Engineered for multiple configurations, this cabinet powered by a common platform, available in Class II and Class III, and benefits from easy servicing. Powered by our Atlas operating platform, Orion’s self-contained logic and use of a common platform eliminate the need for multiple servers. Full-color LED lights surround Orion’s 42” HD LCD touchscreen monitor, capable of changing colors and patterns on each machine or across entire banks in a manner that corresponds to each feature within the game. We unveiled Orion at the Global Gaming Expo in late 2016 to positive customer feedback. Additionally, our Orion product received positive recognition within the industry, including winning silver at the 2017 Global Gaming Business Annual Gaming & Technology Awards. We believe our Orion cabinet will help us build momentum in Class III and newly addressable markets, and will be a key driver of our equipment sales business. As of December 31, 2017, there were 935 installed Orion EGMs in 133 casinos.

ICON - Our ICON cabinet offers modern design with seamless integration of light and sound, ergonomic design, and stunning visual effects to complement our premium game content and play mechanics. The ICON is equipped with two flush mounted 23” HD LCDs, integrated sound system, and two subtle light panels surround the LCD monitors and react to on-screen events, enhancing game features, building anticipation, celebrating big wins, and highlighting bonus events. The ICON has served as our “workhorse” since its introduction, serving as the single biggest growth driver for our business due to its reliability and deep portfolio of games available. The ICON has helped us build success stories in new markets, and we expect to build even more momentum in the coming months of 2017 due to its proven performance. We currently have over 2,500 ICON cabinets installed on a recurring revenue basis.

Big Red - Big Red is a premium, specialty cabinet focused on simple, classic gameplay. At 8’ tall and 8’ wide, its massive size and bright red color commands attention on the casino floor and creates a community-style gaming experience. Currently available with our top-performing game title Colossal Diamonds, Big Red is engineered for both Class II and Class III formats. With one of the highest returns on invested capital in the slot business, Big Red has consistently been listed as one of the top-ten performing premium leased games in the Quarterly Slot Surveys published by Eilers & Krejcik, LLC, gaming research, (“Eilers & Krejcik”). Strategic engineering advancements are currently underway that will allow progressive capabilities and signage features to maximize game play in Colossal Diamonds, as well as support new game titles under development. We currently have approximately 230 Big Red cabinets installed on a recurring revenue basis.

Halo - Our legacy Halo cabinet offers competitive Class II hardware to enhance the player experience with vivid graphics and lighting. It is equipped with two 22” wide-screen, hi-resolution LCDs. Designed for easy servicing and aesthetic appeal, Halo also complements our Core game title library by allowing us to easily convert high-performing game titles built for Premium cabinets onto Halo’s legacy hardware. This flexibility allows us to stabilize and grow the existing footprint in key Class II markets, such as Mexico, Oklahoma, and California, and provides substantial opportunities for future hardware replacements while still allowing customers to offer our top-performing titles. We currently have approximately 3,800 Halo cabinets installed on a recurring revenue basis.

Alora - Alora is a specialty cabinet designed specifically for the Latin-style bingo player. Designed by a team of Brazilians for the potential Brazil market opening, the cabinet will be deployed in the Philippines and Mexico, both of which currently have mature and stable Latin-style bingo markets. The Alora platform supports dual screen 23.8” monitors and features a unique foot pedal that gives players the option to play without using the button panel. Each game theme offered on this platform supports instant bonuses, stand-alone progressives and a community progressive. We believe that Latin-style bingo game titles have a longer life span as compared to traditional EGMs. Currently, we have six game titles for the Alora, such as Bingolandia, Show de Balla and Go Bananas, and are developing four additional titles, which we expect will be commercially available in early 2018.

We categorize our EGM titles into two main groups: “Core” and “Premium and Specialty”. Our Atlanta game development studio is responsible for creating Core video slot content as well as new hardware designs and concepts. Our Core titles have a proven track record of success and are targeted at maintaining and growing our current installed base. Our Premium titles include unique and niche titles that provide a distinctive player experience and are targeted at increasing floor space in both existing and new jurisdictions. Specialty titles describe our jumbo games, such as Colossal Diamonds, and games made specifically for high-limit winnings. In total, our development teams have the capabilities to produce approximately 50 games per year. We believe this strategy of producing diversified content will allow us to maintain and grow our market leadership within our current Class II base, as well as expand into Class III casinos in other key jurisdictions.

Our Core titles, offered on our ICON and Halo cabinets, include Jade Wins, Golden Wins, White Buffalo Dreamcatcher, Shadow Fox Dreamcatcher, Gold Dragon Red Dragon, Buffalo Jackpots, Longhorn Jackpots, and the So Hot family of games, which are some of the top-performing Class II games in the market today. We design our Core titles to provide a universal appeal to players while helping to maximize our customer’s operations.

Our Premium and Specialty titles, offered on ICON, Orion and Big Red, include an assortment of compelling features that maximize the capabilities of their hardware. Top-performing titles include Colossal Diamonds, Wolf Queen, Fu Nan Fu Nu, and Fire Wolf II. These titles are premium in nature because they include dynamic play mechanics such as Pick ‘em Progressives, Must-Hit-By Progressives, Streaming Stacks, Reel Surges, Free Spin Bonuses, and much more. Their main game features are wrapped inside crisp graphics and sounds that maximize the hardware’s capabilities to provide universal player appeal that helps optimize our customer’s operations.

We have strategically shifted our focus to create new internal content and leverage our Atlas operating platform, obtained through the acquisition of the equity of Amaya Americas Corporation (“Cadillac Jack and the Cadillac Jack Acquisition”), as a conduit for our current and future products. Currently, our ICON and Orion cabinets run on the Atlas operating platform. We will continue to transfer our legacy games onto the Atlas platform, enhancing both our Class II and III offerings. We expect internally-generated content to be a larger source of our installed base going forward.

Table Products

In addition to our existing portfolio of EGMs, we also offer our customers approximately 30 unique table product offerings, including live felt table games, side bet offerings, progressives, signage and other ancillary table game equipment. Our table products are designed with the goal of enhancing the table games section of the casino floor (commonly known as “the pit”). Over the past 10 years, there has been a trend of introducing sidebets on blackjack tables to increase the game’s overall hold. Our table products segment offers a full suite of side-bets and specialty table games that capitalize on this trend, and we believe that this segment will serve as an important growth engine for our company, including by generating further cross-selling opportunities with our EGM offerings. As of December 31, 2017, we had placed 2,400 table products domestically and internationally and we believe we are presently a leading supplier of table products to the gaming industry based on number of products placed.

Our premium game titles include Chase the Flush, Criss Cross Poker, Mega Blackjack, and Five Card PurSUIT, among others. This segment of the table product business provides an area for growth and expansion in the marketplace, as the industry’s revenues are currently dominated by a single competitor, and we have recently expanded our sales efforts to cover greater territory. The game mechanics of our premium titles take classic public domain games and offer a twist on game play that increases volatility while simultaneously increasing hold for operators. This means players experience larger wins, which keeps them engaged in the games for longer periods of time, and operators have the potential to earn incremental revenue. We also recently acquired five dynamic, new games, including Super 4, Blackjack Match Progressive, Jackpot Blackjack, Royal 9, and Jackpot Baccarat. These games have approximately 500 installs worldwide and feature a simple, rewarding side bet that extends the winning experience in interactive ways and further engages players.
As one of the fastest growing bonus bets in the world, Buster Blackjack headlines our side-bets product category, quadrupling its installed base since acquiring it in 2015. Most recently, Buster Blackjack has been installed in Australia at the Crown Melbourne Casino. In addition to Buster Blackjack, we have other top-performing side-bet games such as War Blackjack, In-Bet, Push Your Luck, and Deuces Wild.

Bonus Spin is a first-of-its kind wheel-based table products progressive solution that uses built-in, light-up bet sensors, a tablet-style dealer interface, and a progressive engine that’s fully customizable. Operators can offer anything from a progressive top prize, a fixed top prize, or an experience-based prize as the top award. Sophisticated 3D graphics and a double-sided display draw players into the game and show prizes, results, and bet limits. By adding Bonus Spin to any of their table products, we believe operators can instantly be more effective at marketing their games by offering customizable prizes that target specific player segments, resulting in more player excitement, interaction, and a potential increase in revenues and visits. In addition, Bonus Spin can be easily added to any of our table products, providing substantial growth opportunities. Bonus Spin was recognized at the Casino Journal’s Annual Top 20 Most Innovative Gaming & Technology Product Awards. As of December 31, 2017, and in less than one year since its launch, we have placed more than 125 Bonus Spin units.

One of the newer areas of our Table Products segment are ancillary equipment offerings to table games, such as card shufflers and table signage, and provide casino operators a greater variety of choice in the marketplace. This product segment includes our highly-anticipated single-card shuffler, Dex S, as well as our Baccarat Signage solution and Roulette Readerboard.

We believe this area of the business holds many opportunities for growth, as the technology currently installed in the signage and readerboard areas are in a replacement cycle.

Interactive Social Casino Products

Our Business-to-Consumer (“B2C”) social casino games include online versions of our popular EGM titles and are accessible to players worldwide on multiple mobile platforms, which we believe establishes brand recognition and crossselling opportunities. Our B2C Social games operate on a free to play model, whereby game players may collect virtual currency or other virtual consumable goods (collectively referred to as “virtual goods” or “virtual currency”) free of charge, through the passage of time or through targeted marketing promotions. Additionally, players have the ability to send free “gifts” of virtual goods to their friends through interactions with certain social platforms. If a game player wishes to obtain virtual goods above and beyond the level of free virtual goods available to that player, the player may purchase additional virtual goods. Once obtained, virtual currency (either free or purchased) cannot be redeemed for cash nor exchanged for anything other than game play. We design our portfolio of B2C games to appeal to the interests of the broad group of people who like to play casino-themed social and mobile games.

We have recently expanded into the B2B space through our core app, Lucky Play Casino, whereby we enable our land-based casino customers to brand the social gaming product with their own casino name. Currently, our B2C Social games consist of our mobile apps, Lucky Play Casino, Wild Vegas Casino, Buffalo Jackpot Casino, and Vegas Fever. The apps contain numerous PlayAGS game titles available for consumers to play for fun or with chips they purchase in the app. Some of our most popular social games include content that is also popular in land-based settings such as Fire Wolf, Gold Dragon Red Dragon, Legend of the White Buffalo, Royal Reels, Colossal Diamonds, So Hot, Monkey in the Bank, and many more. Our B2C games leverage the global connectivity and distribution of Facebook, as well as mobile platforms such as the Apple App Store and Google Play Store which provides a platform to offer our games as well payment processing. While we will not directly launch any new B2C Social casino apps in 2017, we anticipate launching multiple Social White-Label-Casino (“Social WLC”) apps on behalf of our casino customers. The second product is Social RGS, a remote gaming server specifically used to provide AGS slot game content to casino customers using either their own or a third-party’s social casino solution.

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

Our products and the locations in which we may sell them are subject to the licensing and product approval requirements of various national, state, provincial and tribal jurisdictional agencies that regulate gaming around the world.  See “Regulation and Licensing” section below.  We lease and sell our products, with an emphasis on leasing versus selling. We service the products we lease and offer service packages to customers who purchase products from us.

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

Manufacturing
We have manufacturing agreements to build our gaming cabinets with multiple manufacturing vendors. We believe we have limited concentration risk with any one of these vendors, because we own the rights to our cabinet designs and thus have the ability to change manufacturers in the event of a dispute. We believe any of these vendors would be able to build our gaming cabinets for titles on any platform. As the supplier base is large, we are able to gain competitive pricing and delivery on any of our cabinets and have limited risk in supply disruptions. Manufacturing commitments are generally based on projected quarterly demand from customers.

Our primary EGM production facility is located in Oklahoma City, Oklahoma. Production at this facility includes assembling and refurbishing gaming machines (excluding gaming cabinets), parts support and purchasing. We also assemble EGMs at our Las Vegas, Nevada and Mexico City, Mexico facilities at lower volumes to support the Nevada, California and Mexican markets, respectively. System production is housed at our Atlanta, Georgia office, which house our system design team and our U.S.-based research and development team. Table games products are primarily manufactured in our Las Vegas, Nevada facility, with Dex shuffler production scheduled to take place in Oklahoma City, Oklahoma.

Field service technicians are located in various jurisdictions throughout the United States and Mexico and are dispatched from centralized call centers. They are responsible for installing, maintaining and servicing the electronic gaming machines, table games and systems.

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

Oklahoma is our largest market and our EGMs in the state accounted for approximately 24% of our total revenue for the year ended December 31, 2017. Our largest customer is the Chickasaw Nation, a Native American gaming operator in Oklahoma, which accounted for approximately 11% of our total revenue for the year ended December 31, 2017. The revenues we earn from the Chickasaw Nation are derived from numerous agreements, which are scheduled for renewal in 2019, but which we would expect to renew.

Alabama is our second largest domestic market and our EGMs in the state accounted for approximately 11% of our total revenue for the year ended December 31, 2017. The Poarch Band of Creek Indians, a Native American gaming operator in Alabama, is our second largest customer and accounted for approximately 11% of our total revenue for the year ended December 31, 2017.

For the year ended December 31, 2017, we did not receive more than 10% of our total revenue from any of our other customers.

Customer Contracts

We derive the majority of our gaming revenues from participation agreements, whereby we place EGMs and systems, along with our proprietary and other licensed game content, at a customer’s facility in return for either a share of the revenues that these EGMs and systems generate or a daily fee. For licensed table products and related equipment, we typically receive monthly royalty payments. We measure the performance of our domestic installed base of participation EGMs on the net win per day per machine, often referred to as the win per day, or “WPD”. Under our participation agreements, we earn a percentage of the win per day of our domestic installed base of participation EGMs.

Our standard contracts are one to three years in duration and may contain auto-renewal provisions for an additional term. Our contracts generally specify the number of EGMs and other equipment to be provided, revenue share, daily fee or other pricing, provisions regarding installation, training, service and removal of the machines, and other terms and conditions standard in the industry. In some circumstances, we enter into trial agreements with customers that provide a free or fee-based trial period, during which such customers may use our EGMs or table products. Each trial agreement lays out the terms of payment should the customer decide to continue using our machines.

The Company enters into development agreements and placement fee agreements with certain customers to secure floor space under lease agreements for its gaming machines. Amounts paid in connection with the development agreements are repaid to the Company in accordance with the terms of the agreement, whereas placements fees are not reimbursed. For development agreements in the form of a loan, interest income is recognized on the repayment of the loan based on the stated rate or, if not stated explicitly in the development agreement, on an imputed interest rate. If the stated interest rate is deemed to be other than a market rate or zero, a discount is recorded on the loan receivable as a result of the difference between the stated and market rate and a corresponding intangible asset is recorded. These agreements have typically been longer term contracts, ranging from four to ten years depending on the amount of financing provided, market and other factors. These contracts specified the amount and timing of the advances that we will be provided, the uses of those funds and target timing for the construction or remodeling of the gaming facility, if applicable. In addition, the contracts specified the repayment terms of the financing which vary by customer and agreement. Typical terms contained in these agreements included the percentage of the floor, minimum number of gaming machines, or percentage of the route operation allocated to us, the associated term or period of exclusivity for that allocation or number of gaming machines, minimum game performance thresholds, cure periods and resulting obligations, if any, and other general terms and conditions. Certain of these development agreements also contained a buyout option, which provides that upon written notice and payment of a buyout fee, the customer can terminate our floor space privileges.

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

Our game sale contracts are typical of those in the industry. They specify the general terms and conditions of the sale, equipment and services to be provided, as well as pricing and payment terms. In some cases, we provide the central server that is used to operate the purchased equipment on a lease and charge a fee-per-day based on the number of gaming machines connected to the server.

Our interactive social gaming revenue is generated from a high volume of consumers’ purchases of virtual coins which are used to play the games.

Research and Development

We conduct research and development through an internal team to develop new gaming systems and gaming content. Research and development costs consist primarily of salaries and benefits, travel and expenses and other professional services. For the years ended December 31, 2017, 2016 and 2015, we incurred research and development costs of $25.7 million, $21.3 million and $14.4 million, respectively. We employ approximately 170 game developers, software and system programmers, project managers and other development and administrative staff that oversee internal game development efforts and manage third party relationships. The technology and game development division operates primarily out of our Atlanta, Georgia, Austin, Texas and Sydney, Australia locations as well as in Las Vegas, Nevada. The Company does not have customer sponsored research and development costs.

Intellectual Property

We use a combination of internally developed and third-party intellectual property, all of which we believe maintain and enhance our competitive position and protect our products. Such intellectual property includes owned or licensed patents, patent applications, trademarks, and trademark applications in the United States. In addition, we have rights in intellectual property in certain foreign jurisdictions. Some of these rights, however, are shared with other third parties. Additionally, pursuant to our license agreements with third-party game developers, we license and distribute gaming software. We also have pooling arrangements with third parties, whereby all parties to such arrangement are permitted to use certain intellectual property contributed to the pool.

Competition

We encounter competition from other designers, manufacturers and operators of electronic gaming machines, table products and social casino games. Our competitors range from small, localized companies to large, multi-national corporations, several of which have substantial resources and market share.

Our competitors for the live casino floor gaming machines include, but are not limited to, International Game Technology PLC (“IGT”), Scientific Games Corporation (“Scientific Games”), Aristocrat Technologies Inc. (“Aristocrat”), Everi Holdings Inc. (“Everi”), Konami Co. Ltd. (“Konami”), Ainsworth Game Technology Ltd., and Galaxy Gaming, Inc. Additionally, there are hundreds of non-gaming companies that design and develop social casino games and apps. Many of our competitors are large, well-established companies with substantially larger operating staffs and greater capital resources and have been engaged in the design, manufacture and operation of gaming products for many years. Some of these companies contain significant intellectual property including patents in gaming technology and hardware design, systems and game play and trademarks. In addition, the larger competitors contain significantly larger content portfolios and content development capability and resources, are licensed in markets throughout the United States, and have international distribution. IGT, Scientific Games, Aristocrat, and Konami all have a presence in the back-office accounting and player tracking business which expands their relationship with casino customers. Aristocrat and Everi are our primary competitors in the Class II market.

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

Seasonality

We experience fluctuations in revenues and cash flows from quarter to quarter, as our operating results have been highest during the first and second quarters and lowest in our third and fourth quarters, primarily due to the seasonality of player demand. These fluctuations, however, do not have a material impact on our revenues and cash flows.

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

Employees

As of December 31, 2017, we had over 560 full-time equivalent employees, with approximately 130 employed internationally and approximately 430 employed domestically.

We are not a party to any collective bargaining agreements in the United States and have not experienced any strikes or work stoppages in the past.

Regulation and Licensing

Licensing and Suitability Determinations

We operate in numerous gaming jurisdictions, and our business operations, which include the manufacture, sale, and distribution, of gaming devices and gaming related equipment and/or the provision of gaming related services, are subject to extensive federal, state, local, tribal and foreign government regulation as applicable in each of the gaming jurisdictions in which we operate. A significant portion of our operations take place at facilities conducting gaming activities on the tribal lands of Native American tribes resulting in our operations being subject to tribal and/or federal and sometimes state regulation depending on the classification of gaming being conducted in each such case as defined in the Indian Gaming Regulatory Act of 1988 (“IGRA”). In states where commercial gaming has been legalized, our operations are conducted subject to the applicable federal, state, and local government regulation.

While the specific regulatory requirements of the various jurisdictions vary, the gaming laws in most jurisdictions require us, each of our subsidiaries engaged in manufacturing, selling and distributing gaming devices and gaming related equipment, our directors, officers and employees and, in some cases, certain entities or individuals who hold some level of beneficial ownership, typically 5% or more, in the Company or its affiliates as well as our lenders and other individuals or entities affiliated with us (contractually or otherwise) to obtain a license, permit, finding of suitability or other approval from gaming authorities. Gaming authorities have broad discretion in determining whether an applicant qualifies for licensing or should be deemed suitable and the burden of demonstrating suitability and the cost of the investigation is the responsibility of the applicant. While the criteria vary between jurisdictions, generally, in determining whether to grant or renew a license, the gaming authorities will consider the good character, honesty and integrity of the applicant and the financial ability, integrity and responsibility of the applicant. For individual applicants, gaming authorities consider the individual’s business experience and reputation for good character, the individual’s criminal history and the character of those with whom the individual associates. Qualification and suitability determinations for individuals requires the individual to submit detailed personal and financial information to the gaming authority, followed by a thorough background investigation. Gaming authorities may deny an application for licensing or a determination of suitability for any cause which they deem reasonable. If one or more gaming authorities were to find that an officer, director or key employee fails to qualify or is unsuitable to participate in the gaming industry in such jurisdiction, we would be required to sever all relationships with such person. Additionally, gaming authorities may require us to terminate the employment of any person who refuses to file appropriate applications. The gaming regulators having jurisdiction over us have broad power over our business operations and may deny, revoke, suspend, condition, limit, or not renew our gaming or other licenses, permits or approvals, impose substantial fines and take other action, any one of which could adversely impact our business, financial condition and results of operation. We believe we and our officers, directors, managers, key employees and affiliates have obtained or are in the process of obtaining all required gaming related licenses, permits, findings of suitability and other forms of approvals necessary to carry on our business.

It is common for gaming regulators to monitor, or to require us to disclose, our activities and any disciplinary actions against us in other gaming jurisdictions. Consequently, the business activities or disciplinary actions taken against us in one jurisdiction could result in disciplinary actions in other jurisdictions.

Licensing Requirements of Security Holders

In some jurisdictions in which we operate, certain of our stockholders or holders of our debt securities may be required to undergo a suitability determination or background investigation. Many jurisdictions require any person who acquires, directly or indirectly, beneficial ownership of more than a certain percentage of our voting securities, generally 5% or more, to report the acquisition of the ownership interest and the gaming authorities may require such holder to apply for qualification or a finding of suitability. Most jurisdictions allow an “institutional investor” to apply for a waiver from such requirements provided that the institutional investor holds the ownership interest in the ordinary course of its business and for passive investment purposes only. Generally, an “institutional investor” includes an investor who is a bank, insurance company, investment company, investment advisor, or pension fund. In some jurisdictions, an application for a waiver as an institutional investor requires the submission of detailed information concerning the institutional investor and its business including, among other things, the name of each person that beneficially owns more than 5% of the voting securities of such institutional investor. If such a waiver is granted, then the institutional investor may acquire, in most cases, up to 10% of our voting securities without applying for a finding of suitability or qualification and, in some cases, a higher percentage of beneficial ownership. Even if a waiver is granted, an institutional investor may not take any action inconsistent with its status when the waiver is granted without becoming subject to a suitability determination or background investigation. A change in the investment intent of the institutional investor requires immediate reporting to the respective gaming authorities.

Notwithstanding the 5% ownership threshold, gaming authorities have broad discretion and each person who acquires, directly or indirectly, beneficial ownership of any voting security or beneficial or record ownership of any nonvoting security of any debt security of us may be required to be found suitable if a gaming authority has reason to believe that such person’s acquisition of that ownership would otherwise be inconsistent with the declared policy of the jurisdiction.

Generally, any person who fails or refuses to apply for a finding of suitability or a license within the prescribed period of time after being advised that such a finding or license is required by a gaming authority may be denied a license or be found unsuitable. The same restrictions may also apply to a record owner if the record owner, after being requested, fails to identify the beneficial owner. Any person denied a license or found unsuitable and who holds, directly or indirectly, any beneficial ownership interest in us beyond such period of time as may be prescribed by the applicable gaming authorities may be guilty of a criminal offense. Additionally, we may be subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have a relationship with us or any of our subsidiaries, we:

▪	pay that person any dividend or interest upon our voting securities;

▪	allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;

▪	pay remuneration in any form to that person for services rendered or otherwise; or

▪	fail to pursue all lawful efforts to terminate our relationship with that person including, if necessary, the immediate purchase of said voting securities for cash at fair market value.

In light of these regulations and their potential impact on our business, our amended and restated articles of incorporation contain provisions establishing our right to redeem the securities of disqualified holders if necessary to avoid any regulatory sanctions, to prevent the loss or to secure the reinstatement of any license, permit or approval, or if such holder is determined by any gaming authority to be unsuitable, has an application for a license or permit denied or rejected or has a previously issued license or permit rescinded, suspended, revoked or not renewed. The amended and restated articles of incorporation also include provisions defining the redemption price of such securities and the rights of a disqualified security holder.

Testing and Approvals of our Products

Many jurisdictions require our gaming devices and related gaming equipment to be tested for compliance with the jurisdiction’s technical standards and regulations prior to our being permitted to distribute such devices and equipment. The gaming authorities will conduct rigorous testing of our devices and equipment through a testing laboratory which may be operated by the gaming authority or by an independent third party and may require a field trial of the device or equipment before determining that it meets the gaming authority’s technical standards. As part of the approval process, a gaming authority may require us to modify, update, or revise our device or equipment and the approval process may require several rounds before approval is ultimately granted. The time required for product testing can be extensive.

Continued Reporting and Monitoring

In most jurisdictions, even though we are licensed or approved, we remain under the on-going obligation to provide financial information and reports as well as to keep the applicable gaming authorities informed of any material changes in the information provided to them as part of our licensing and approval process. All licenses and approvals must be periodically renewed, in some cases as often as annually. In connection with any initial application or renewal of a gaming license or approval, we (and individuals or entities required to submit to background investigations or suitability determinations in connection with our application or renewal) are typically required to make broad and comprehensive disclosures concerning our history, finances, ownership and corporate structure, operations, compliance controls and business relationships. We must regularly report changes in our officers, key employees and other licensed positions to applicable gaming authorities.

Most gaming jurisdictions impose fees and taxes that are payable by us in connection with our application, maintenance and renewal of our licensure or our approval to conduct business. Laws, regulations, and ordinances governing our gaming related activities and the obligations of gaming companies in any jurisdiction in which we have or in the future may have gaming operations are subject to change that could impose additional operating, financial, or other burdens on our business.

Federal Registration

The Gambling Devices Act of 1962 makes it unlawful for a person to manufacture, transport, or receive gaming devices (including our products), or components across interstate lines unless that person has first registered with the Attorney General of the United States Department of Justice. This act also imposes gambling device identification and record keeping requirements. Violation of this act may result in seizure and forfeiture of the equipment, as well as other penalties. As an entity involved in the manufacture and transportation of gaming devices, we are required to register annually.

Native American Gaming Regulation

Gaming on Native American lands is governed by federal law, tribal-state compacts, and tribal gaming regulations. Federally, gaming on Native American lands is subject to “the IGRA”, which is administered by the National Indian Gaming Commission (“NIGC”). Under the IGRA, gaming activities conducted by federally recognized Native American tribes are segmented into three classes:

•	Class I, Class II and Class III.

Class I. Class I gaming represents traditional forms of Native American gaming as part of, or in connection with, tribal ceremonies or celebrations (e.g., contests and games of skill) and social gaming for minimal prizes. Class I gaming is regulated only by each individual Native American tribe. We do not participate in any Class I gaming activities.

Class II. Class II gaming involves the game of chance commonly known as bingo (whether or not electronic, computer, or other technological aids are used in connection therewith to facilitate play) and if played in the same location as bingo, also includes pull tabs, punch board, tip jars, instant bingo, and other games similar to bingo. Class II gaming also includes non-banked card games, that is, games that are played exclusively against other players rather than against the house or a player acting as a bank such as poker. However, the definition of Class II gaming specifically excludes slot machines or electronic facsimiles of Class III games. Class II gaming is regulated by the NIGC and the ordinances and regulations of the Native American tribe conducting such gaming. Subject to the detailed requirements of the IGRA, including NIGC approval of such Native American tribe’s gaming ordinance, federally recognized Native American tribes are typically permitted to conduct Class II gaming on Indian lands pursuant to tribal ordinances approved by the NIGC.

Class III. Class III gaming includes all other forms of gaming that are neither Class I nor Class II and includes a broad range of traditional casino games such as slot machines, blackjack, craps and roulette, as well as wagering games and electronic facsimiles of any game of chance. The IGRA generally permits a Native American tribe to conduct Class III gaming activities on reservation lands subject to the detailed requirements of the IGRA and provided that the Native American tribe has entered into a written agreement or compact with the state that specifically authorizes the types of Class III gaming the tribe may offer. The tribal-state compacts vary from state to state. Many such tribal-state compacts address the manner and extent to which the state or tribe will license manufacturers and suppliers of gaming devices and conduct background investigations and certify the suitability of persons such as officers, directors, key persons and, in some cases, shareholders of persons gaming device manufacturers and suppliers.

The IGRA is administered by the NIGC and the Secretary of the U.S. Department of the Interior. The NIGC has authority to issue regulations related to tribal gaming activities, approve tribal ordinances for regulating gaming, approve management agreements for gaming facilities, conduct investigations and monitor tribal gaming generally. The IGRA is subject to interpretation by the NIGC and may be subject to judicial and legislative clarification or amendment. The gaming ordinance of each Native American tribe conducting gaming under the IGRA and the terms of any applicable tribal-state compact establish the regulatory requirements under which we must conduct business on Native American tribal lands.

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

International Regulation

Certain foreign countries permit the importation, sale, and operation of gaming equipment in casino and non-casino environments. Some countries prohibit or restrict the payout feature of the traditional slot machine or limit the operation and the number of slot machines to a controlled number of casinos or casino-like locations. Gaming equipment must comply with the individual country’s regulations. Certain jurisdictions do not require the licensing of gaming equipment operators and manufacturers. In Mexico, for example, gaming regulations have not been formalized and although we believe that we are compliant with the current informal regulations, if there are changes or new interpretations of the regulations in that jurisdiction we may be prevented or hindered from operating our business in Mexico.

Social Gaming Regulation

With respect to our interactive gaming business, it is largely unregulated at this time. There are, however, movements in some jurisdictions to review social gaming and possibly implement social gaming regulations. We cannot predict the likelihood, timing, scope or terms of any such regulation or the extent to which any such regulation would affect our social gaming business.

We are subject to various federal, state and international laws that affect our interactive business including those relating to the privacy and security of our customer and employee personal information and those relating to the Internet, behavioral tracking, mobile applications, advertising and marketing activities, sweepstakes and contests. Additional laws in all of these areas are likely to be passed in the future, which would result in significant limitations on or changes to the ways in which we collect, use, host, store or transmit the personal information and data of our customers or employees, communicate with our customers or deliver our products and services or may significantly increase our costs of compliance.

Enforcement Action against the Ysleta del Sur Pueblo (Tigua) Tribe.

On June 7, 2017, the State of Texas (“Texas”) filed a complaint against the Ysleta del Sur Pueblo (Tigua) Tribe (the “Tigua”) in the United States District Court for the Western District of Texas seeking declaratory and injunctive relief in connection with the Tigua’s operation of certain electronic bingo machines in the Speaking Rock Casino in El Paso, Texas. In its amended complaint, Texas alleges, among other things, that the Tigua pledged, and is required, to refrain from gambling on its land under the terms of the Texas Restoration Act, and seeks to enjoin gambling on the Tigua’s reservation, including the Tigua’s operation of certain electronic bingo machines. The Tigua opposed Texas’s request for an injunction. The magistrate judge in the Tigua case has recommended that Texas’s motion for preliminary injunction be denied. Texas has filed an objection to that recommendation with the district judge. We supply equipment to the Tigua.

In a similar case, Texas has asked the United States District Court for the Eastern District of Texas to hold the Alabama-Coushatta Tribe of Texas (the “Coushatta”) in contempt of a prior injunction and to order the Coushatta to cease all electronic bingo operations at Naskila Entertainment Center. On February 6, 2018, the Court found in favor of Texas on part of its motion, namely the legal issue of the Texas Restoration Act controlling over IGRA (fundamental to the case). The Coushatta has already appealed and the Naskila Entertainment Center remains open. The Coushatta has requested that the Court’s order be stayed pending the appeal, and the Court has granted the request and canceled the evidentiary hearing on contempt, previously set for February 28, 2018. We also supply equipment to this Coushatta.

Available Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) of the Exchange Act will be made available free of charge on or through our website at www.playags.com as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. The information on our website is not, and shall not be deemed to be, part of this report or incorporated into any other filings we make with the SEC. You may also read and copy any document we file at the SEC's public reference room located at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. In addition these reports and the other documents we file with the SEC are available on the SEC’s website at www.sec.gov.

From time to time, we may use our website as a channel of distribution of material information. Financial and other material information regarding the Company is routinely posted on and accessible at www.playags.com.

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

Risks Related to Our Business and Industry

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

Our interactive social gaming business is subject to significant competition. We have expanded into interactive social gaming as have several of our competitors and our customers. This expansion causes us to compete with social gaming companies that have no connection to traditional regulated gaming markets and many of those companies have a base of existing users that is larger than ours. In order to stay competitive in our interactive social gaming businesses, we will need to continue to create and market game content that attracts players and invest in new and emerging technologies.

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

We have invested, and may continue to invest, significant resources in research and development efforts. We invest in a number of areas, including product development for game and system-based hardware, software and game content. In addition, because of the sophistication of our newer products and the resources committed to their development, they are generally more expensive to produce. If our new products do not gain market acceptance or the increase in the average selling or leasing price of these new products is not proportionate to the increase in production cost, in each case as compared to our prior products, or if the average cost of production does not go down over time, whether by reason of long-term customer acceptance, our ability to find greater efficiencies in the manufacturing process as we refine our production capabilities or a general decrease in the cost of the technology, our margins will suffer and could negatively impact our business and results of operations. There can be no assurance that our investment in research and development will lead to successful new technologies or products. If a new product is not successful, we may not recover our development, regulatory approval or promotion costs.

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

Demand for our products and services depends largely upon favorable conditions in the casino industry, which is highly sensitive to casino patrons’ disposable incomes and gaming activities. Discretionary spending on entertainment activities could further decline for reasons beyond our control, such as natural disasters, acts of war, terrorism, transportation disruptions or the results of adverse weather conditions. Additionally, disposable income available for discretionary spending may be reduced by higher housing, energy, interest, or other costs, or where the actual or perceived wealth of customers has decreased because of circumstances such as lower residential real estate values, increased foreclosure rates, inflation, increased tax rates, or other economic disruptions. Any prolonged or significant decrease in consumer spending on entertainment activities could result in reduced play levels on our participation games, causing our cash flows and revenues from a large share of our recurring revenue products to decline.

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

Smoking bans in casinos may reduce player traffic and affect our revenues.

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

We have not been profitable and cannot predict when we will achieve profitability, if ever. As of December 31, 2017, we had an accumulated deficit of approximately $201.6 million, as a result of historical operating losses. These losses have resulted principally from depreciation and amortization, interest, research and development, sales and marketing and administrative expenses. We also expect our costs to increase in future periods. For example, we intend to expend significant funds to expand our sales and marketing operations, develop new products, meet the increased compliance requirements associated with our transition to and operation as a public company, and expand into new markets, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of other reasons, including the other risks described in this Form 10-K, and unforeseen expenses, difficulties, complications and delays, and other unknown events. While we believe our growth strategy will help us achieve profitability, there can be no guarantee. If we are unable to achieve and sustain profitability, our stock price may significantly decrease.

We derive a significant portion of our revenue from Native American tribal customers, and our ability to effectively operate in Native American gaming markets is vulnerable to legal and regulatory uncertainties, including the ability to enforce contractual rights on Native American land.

We derive a significant amount of our revenue from participation agreements with Native American gaming operators. Native American tribes are independent governments with sovereign powers and, in the absence of a specific grant of authority by Congress to a state or a specific compact or agreement between a tribal entity and a state that would allow the state to regulate activities taking place on Native American lands, they can enact their own laws and regulate gaming operations and contracts subject to the IGRA. In this capacity, Native American tribes generally enjoy sovereign immunity from lawsuits similar to that of the individual states and the United States. Accordingly, before we can seek to enforce contract rights with a Native American tribe, or an agency or instrumentality of a Native American tribe, we must obtain from the Native American tribe a waiver of its sovereign immunity with respect to the matter in dispute, which we are not always able to do. Without a limited waiver of sovereign immunity, or if such waiver is held to be ineffective, we could be precluded from judicially enforcing any rights or remedies against a Native American tribe, including the right to enter Native American lands to retrieve our property in the event of a breach of contract by the tribal party to that contract. Even if the waiver of sovereign immunity by a Native American tribe is deemed effective, there could be an issue as to the forum in which a lawsuit may be brought against the Native American tribe. Federal courts are courts of limited jurisdiction and generally do not have jurisdiction to hear civil cases relating to Native American tribes, and we may be unable to enforce any arbitration decision effectively. Although we attempt to agree upon governing law and venue provisions in our contracts with Native American tribal customers, these provisions vary widely and may not be enforceable.

Certain of our agreements with Native American tribes are subject to review by regulatory authorities. For example, our development agreements may be subject to review by the NIGC, and any such review could require substantial modifications to our agreements or result in the determination that we have a proprietary interest in a Native American tribe’s gaming activity (which is prohibited), which could materially and adversely affect the terms on which we conduct our business. The NIGC may also reinterpret applicable laws and regulations, which could affect our agreements with Native American tribes. We could also be affected by alternative interpretations of the Johnson Act as the Native American tribes, who are the customers for our Class II games, could be subject to significant fines and penalties if it is ultimately determined they are offering an illegal game, and an adverse regulatory or judicial determination regarding the legal status of our products could have material adverse consequences for our results of operations.

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

We rely on information technology systems that are important to the operation of our business, some of which are managed by third parties. These systems are used to process, transmit and store electronic information, to manage and support our business operations and to maintain internal controls over our financial reporting. We could encounter difficulties in developing new systems, maintaining and upgrading current systems and preventing security breaches. Among other things, our systems are susceptible to outages due to fire, floods, power loss, break-ins, cyber-attacks, network penetration, denial of service attacks and similar events. While we have and will continue to implement network security measures and data protection safeguards, our servers and other computer systems are vulnerable to viruses, malicious software, hacking, break-ins or theft, data privacy or security breaches, third-party security breaches, employee error or malfeasance and similar events. Failures in our systems or services or unauthorized access to or tampering with our systems and databases could have a material adverse effect on our business, reputation and results of operations. Any failures in our computer systems or telecommunications services could affect our ability to operate our linked games or otherwise conduct business.

Portions of our information technology infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive. Such disruptions could materially and adversely impact our ability to deliver products to customers and interrupt other processes. If our information systems do not allow us to transmit accurate information, even for a short period of time, to key decision makers, the ability to manage our business could be disrupted and our results of operations could be materially and adversely affected. Failure to properly or adequately address these issues could impact our ability to perform necessary business operations, which could materially and adversely affect our reputation, competitive position and results of operations.

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

In addition, the construction of new casinos or expansion of existing casinos fluctuates with demand, general economic conditions and the availability of financing. We believe the rate of gaming growth in North America has decelerated and machine replacements are at historically low levels. Slow growth in the establishment of new gaming jurisdictions or delays in the opening of new or expanded casinos and continued declines in, or low levels of demand for, electronic gaming machine replacements could reduce the demand for our products and our future profits. Our business could be negatively affected if one or more of our customers is sold to or merges with another entity that utilizes more of the products and services of one of our competitors or that reduces spending on our products or causes downward pricing pressures. Such consolidations could lead to order cancellations, a slowing in the rate of electronic gaming machine replacements, or require our current customers to switch to our competitors’ products, any of which could negatively impact our results of operations.

States and other jurisdictions may amend or repeal gaming enabling legislation which could materially impact our business.

States and other jurisdictions may amend or repeal gaming enabling legislation which could materially impact our business. Changes to gaming enabling legislation could increase our operating expenses and compliance costs or decrease the profitability of our operations. Repeal of gaming enabling legislation could result in losses of capital investments and revenue, limit future growth opportunities and have a material adverse impact in our financial condition and results of operations. If any jurisdiction in which we operate were to repeal gaming enabling legislation, there could be no assurance that we could sufficiently increase our revenue in other markets to maintain operations or service our existing indebtedness.

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

There can be no assurance that our business activities, games, products, services and systems will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us. In addition to infringement claims, third parties may allege claims of invalidity or unenforceability against us or against our licensees or manufacturers in connection with their use of our technology. A successful challenge to, or invalidation of, one of our intellectual property interests, a successful claim of infringement by a third party against us, our products or services, or one of our licensees in connection with the use of our technologies, or an unsuccessful claim of infringement made by us against a third party or its products or services could adversely affect our business or cause us financial harm. Any such claim and any resulting litigation, should it occur, could:

•	be expensive and time consuming to defend or require us to pay significant amounts in damages;

•	invalidate our proprietary rights;

•	cause us to cease making, licensing or using products or services that incorporate the challenged intellectual property;

•	require us to redesign, reengineer or rebrand our products or services or limit our ability to bring new products and services to the market in the future;

•	require us to enter into costly or burdensome royalty, licensing or settlement agreements in order to obtain the right to use a product, process or component;

•	impact the commercial viability of the products and services that are the subject of the claim during the pendency of such claim; or

•	require us by way of injunction to remove products or services on lease or stop selling or leasing new products or services.

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

Our EGMs have experienced anomalies and fraudulent manipulation in the past. Games and EGMs may be replaced by casinos and other electronic gaming machine operators if they do not perform according to expectations or they may be shut down by regulators. The occurrence of anomalies in, or fraudulent manipulation of, our electronic gaming machines or our other gaming products and services (including our interactive products and services), may give rise to claims from players and claims for lost revenue and profits and related litigation by our customers and may subject us to investigation or other action by regulatory authorities, including suspension or revocation of our licenses or other disciplinary action. Additionally, in the event of the occurrence of any such issues with our products and services, substantial engineering and marketing resources may be diverted from other projects to correct these issues, which may delay other projects and the achievement of our strategic objectives.

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

We operate in jurisdictions outside of the United States, principally in Mexico and on tribal lands of Native American tribes. The developments noted below, among others, could adversely affect our financial condition and results of operations:

•	social, political or economic instability;

•	additional costs of compliance with international laws or unexpected changes in regulatory requirements;

•	tariffs and other trade barriers;

•	fluctuations in foreign exchange rates outside the United States;

•	adverse changes in the creditworthiness of parties with whom we have significant receivables or forward currency exchange contracts;

•	expropriation, nationalization and restrictions on repatriation of funds or assets;

•	difficulty protecting our intellectual property;

•	recessions in foreign economies;

•	difficulties in maintaining foreign operations;

•	changes in consumer tastes and trends;

•	risks associated with compliance with anti-corruption laws;

•	acts of war or terrorism; and

•	U.S. government requirements for export.

In addition, our ability to expand successfully in foreign jurisdictions involves other risks, including difficulties in integrating foreign operations, risks associated with entering jurisdictions in which we may have little experience and the day-to-day management of a growing and increasingly geographically diverse company. Our investment in foreign jurisdictions often entails partnering or other business relationships with locally based entities, which can involve additional risks arising from our lack of sole decision-making authority, our reliance on a partner’s financial condition, inconsistency between our business interests or goals and those of our partners and disputes between us and our partners.

Foreign currency exchange rate fluctuations and other risks could impact our business.

For the year ended December 31, 2017, we derived approximately 14% of our revenue from customers outside of the United States. Our consolidated financial results are affected by foreign currency exchange rate fluctuations. Foreign currency exchange rate exposures arise from current transactions and anticipated transactions denominated in currencies other than U.S. dollars and from the translation of foreign currency denominated balance sheet accounts into U.S. dollar-denominated balance sheet accounts. We are exposed to currency exchange rate fluctuations because portions of our revenue and expenses are denominated in currencies other than the U.S. dollar, particularly the Mexican Peso. If a foreign currency is devalued in a jurisdiction in which we are paid in such currency, we may require our customers to pay higher amounts for our products, which they may be unable or unwilling to pay.

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

For the year ended December 31, 2017, two customers were each responsible for approximately 11% of our total revenue and we generated approximately 24% and 11% of our total revenue in the states of Oklahoma and Alabama, respectively.

For the year ended December 31, 2017, approximately 24% of our total revenue was derived from gaming operations in Oklahoma, and approximately 11% of our total revenue was from one Native American gaming tribe in that state. Additionally, for the year ended December 31, 2017, approximately 11% of our total revenue was derived from gaming operations in Alabama, and approximately 11% of our total revenue was from one Native American gaming tribe in that state. The significant concentration of our revenue in Oklahoma and Alabama means that local economic, regulatory and licensing changes in Oklahoma or Alabama may adversely affect our business disproportionately to changes in national economic conditions, including adverse economic declines or slower economic recovery from prior declines. While we continue to seek to diversify the markets in which we operate, changes to our business, operations, game performance and customer relationships in Oklahoma or Alabama, due to changing gaming regulations or licensing requirements, higher taxes, increased competition, declines in market revenue share percentages or otherwise, could have a material and adverse effect on or financial condition and results of operations. In addition, changes in our relationship with our two largest customers, including any disagreements or disputes, a decrease in revenue share, removal of electronic gaming machines or non-renewal of contracts, could have a material and adverse effect on our financial condition and results of operations.

Moreover, neighboring states such as Kansas, Texas and Arkansas have passed or could pass gaming legislation, which could take market share from Oklahoma gaming facilities or otherwise negatively impact the Oklahoma gaming market and, as a result, negatively impact our results of operations.

Our business depends on the protection of our intellectual property and proprietary information and on our ability to license intellectual property from third parties.

We believe that our success depends, in part, on protecting our intellectual property in the U.S. and in foreign countries and our ability to license intellectual property from third parties on commercially reasonable terms. The patent, trademark and trade secret laws of some countries may not protect our intellectual property rights to the same extent as the laws of the United States. Our intellectual property includes certain patents, trademarks and copyrights relating to our products and services (including electronic gaming machines, interactive gaming products, table games, card shufflers and accessories ), as well as proprietary or confidential information that is not subject to patent or similar protection. Our success may depend, in part, on our ability to obtain protection for the trademarks, names, logos or symbols under which we market our products and to obtain copyright and patent protection for our proprietary technologies, intellectual property and innovations. There can be no assurance that we will be able to build and maintain consumer value in our trademarks, obtain patent, trademark or copyright protection or that any trademark, copyright or patent will provide us with competitive advantages. In particular, a recent U.S. Supreme Court decision tightened the standard for patent eligibility of software patents and other court decisions in recent years have trended towards a narrowing of patentable subject matter. A change in view at the United States Patent and Trademark Office (the “USPTO”) has resulted in Patents for table games having been put into serious doubt by the USPTO. Thus, our ability to protect table games with patents can impact our ability to sustain a competitive advantage. Furthermore, at least one federal court has held that United States patent, trademark and trade secret laws of general application are not binding on Native American tribes absent a binding waiver of sovereign immunity. These and similar decisions in the future may negatively impact the validity or enforceability of certain of our patents, our ability to protect our inventions, innovations and new technology and the value of our substantial patent portfolio.

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

We rely on products, technologies and intellectual property that we license from third parties for our businesses. The future success of our business may depend, in part, on our ability to obtain, retain and/or expand licenses for popular technologies and games in a competitive market. There can be no assurance that these third-party licenses, or support for such licensed products and technologies, will continue to be available to us on commercially reasonable terms, if at all. In the event that we cannot renew and/or expand existing licenses, we may be required to discontinue or limit our use of the products that include or incorporate the licensed intellectual property. Certain of our license agreements grant the licensor rights to audit our use of their intellectual property. Disputes with licensors over uses or terms could result in the payment of additional royalties or penalties by us, cancellation or non-renewal of the underlying license or litigation.

We also rely on trade secrets and proprietary know-how. We enter into confidentiality agreements with our employees and independent contractors regarding our trade secrets and proprietary information, but we cannot assure you that the obligation to maintain the confidentiality of our trade secrets and proprietary information will be honored. If these agreements are breached, it is unlikely that the remedies available to us will be sufficient to compensate us for the damages suffered. Additionally, despite various confidentiality agreements and other trade secret protections, our trade secrets and proprietary know-how could become known to, or independently developed by, competitors. Moreover, if our competitors independently develop equivalent knowledge, methods or know-how, it will be more difficult for us to enforce our rights and our business could be harmed.

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

Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company,” as defined in the JOBS Act, which at the latest would be the end of the fiscal year following the fifth anniversary of the initial public offering. At such time, our internal controls over financial reporting may be insufficiently documented, designed or operating, which may cause our independent registered public accounting firm to issue a report that is adverse.

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

We participate in the new and evolving interactive gaming industry through our social and interactive gaming products. Part of our strategy is to take advantage of the liberalization of interactive gaming, both within the U.S. and internationally. These industries involve significant risks and uncertainties, including legal, business and financial risks. The success of these industries and of our interactive gaming products and services may be affected by future developments in social networks, including Apple, Google or Facebook developments, mobile platforms, regulatory developments, data privacy laws and other factors that we are unable to predict and are beyond our control. This fast-changing environment can make it difficult to plan strategically and can provide opportunities for competitors to grow their businesses at our expense. Consequently, the future results of our operations relating to our interactive gaming products and services are difficult to predict and may not grow at the rates we expect, and we cannot provide assurance that these products and services will be successful in the long term.

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

In our social gaming business, our services operate largely through Facebook, Google Play for Android devices and Apple’s iOS platforms. Consequently, our expansion and prospects of our social gaming offerings are dependent on our continued relationships with these channels (and any emerging app store channels). Our relationships with Facebook, Google and Apple are not governed by contracts but rather by the channel’s standard terms and conditions for app developers. Our social gaming business will be adversely impacted if we are unable to continue these relationships in the future or if the terms and conditions offered by these channels are altered to our disadvantage. For instance, if any of these channels were to increase their fees, the results of our operations would suffer. Likewise, if Facebook, Google or Apple were to alter their operating platforms, we could be adversely impacted as our offerings may not be compatible with the altered platforms or may require significant and costly modifications in order to become compatible. If Facebook, Google or Apple were to develop competitive offerings, either on their own or in cooperation with one or more competitors, our growth prospects would be negatively impacted.

Changes in tax regulation and results of tax audits could affect results of operations of our business.

We are subject to taxation in the United States, Canada, Mexico, United Kingdom, Brazil, Australia, Philippines and Israel. Significant judgment is required to determine and estimate tax liabilities and there are many transactions and calculations where the ultimate tax determination is uncertain. Our future annual and quarterly effective tax rates could be affected by numerous factors, including changes in the applicable tax laws; the composition of pre-tax income in jurisdictions with differing tax rates; the valuation of or valuation allowances against our deferred tax assets and liabilities and substantive changes to tax rules and the application thereof by United States federal, state, local and foreign governments, all of which could result in materially higher corporate taxes than would be incurred under existing tax law or interpretation and could adversely affect our profitability. It is possible that future tax audits or changes in tax regulation may require us to change our prior period tax returns and also to incur additional costs. This may negatively affect future period results.

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

U.S. federal income tax reform could adversely affect us.

On December 22, 2017, President Trump signed into law H.R. 1, originally known as the “Tax Cuts and Jobs Act” (the “Tax Act”), which significantly reformed the Internal Revenue Code of 1986, as amended. The new legislation, among other things, changed the U.S. federal tax rates (including permanently reducing the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate), imposed significant additional limitations on the deductibility of interest, allowed the expensing of capital expenditures, and put into effect the migration from a “worldwide” system of taxation to a territorial system, including by imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. We continue to examine the impact this tax reform legislation may have on our business. Our net deferred tax assets and liabilities have been revalued at the newly enacted U.S. corporate rate, and the impact has been recognized in our tax expense in the year of enactment.

Risks Related to Our Capital Structure

Our substantial indebtedness could adversely affect our ability to raise additional capital or to fund our operations, expose us to interest rate risk to the extent of our variable rate debt, limit our ability to react to changes in the economy, and prevent us from making debt service payments.

We are a highly leveraged company. As of December 31, 2017, we had $ 668.0 million aggregate principal amount of outstanding indebtedness, in addition to $30.0 million available for borrowing under the revolving credit facility at that date. For the year ended December 31, 2017, we had debt service costs of $40.8 million.

Our substantial indebtedness could have important consequences for us, including, but not limited to, the following:

•	limit our ability to borrow money for our working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes;

•
make it more difficult for us to satisfy our obligations, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing our indebtedness;

•	require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness, thereby reducing funds available to us for other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our operations or business and the industry in which we operate;

•
place us at a competitive disadvantage compared to our competitors that are less leveraged and that, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploring;

•	impact our rent expense on leased space, which could be significant;

•	increase our vulnerability to general adverse economic industry and competitive conditions;

•	restrict us from making strategic acquisitions, engaging in development activities, introducing new technologies, or exploiting business opportunities;

•	cause us to make non-strategic divestitures;

•	limit, along with the financial and other restrictive covenants in the agreements governing our indebtedness, among other things, our ability to borrow additional funds or dispose of assets;

•	limit our ability to repurchase shares and pay cash dividends; and

•	expose us to the risk of increased interest rates, as certain of our borrowings are at variable rates of interest.

In addition, our senior secured credit agreement contain restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all of our indebtedness.

We may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in the credit facility. If new indebtedness is added to our current debt levels, the related risks described above could intensify.

We may not be able to generate sufficient cash to service all of our indebtedness, and we may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.

Our ability to pay principal and interest on our debt obligations will depend upon, among other things, (a) our future financial and operating performance (including the realization of any cost savings described herein), which will be affected by prevailing economic, industry and competitive conditions and financial, business, legislative, regulatory and other factors, many of which are beyond our control; and (b) our future ability to borrow under the revolving credit facility, the availability of which depends on, among other things, our complying with the covenants in the credit agreement governing such facility.

We cannot assure you that our business will generate cash flow from operations, or that we will be able to draw under the revolving credit facility or otherwise, in an amount sufficient to fund our liquidity needs, including the payment of principal and interest on our debt. If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due. Apollo and its affiliates have no continuing obligation to provide us with debt or equity financing. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, could have a material adverse effect on our business, results of operations, and financial condition, and could negatively impact our ability to satisfy our debt obligations.

Risks Related to Ownership of Our Common Stock

Our stock price may fluctuate significantly.

The market price of our common stock could vary significantly as a result of a number of factors, some of which are beyond our control. In the event of a drop in the market price of our common stock, you could lose a substantial part or all of your investment in our common stock. The following factors could affect our stock price:

•	our operating and financial performance;

•	quarterly variations in the rate of growth (if any) of our financial indicators, such as net income per

•	share, net income and revenues;

•	the public reaction to our press releases, our other public announcements and our filings with the SEC;

•	strategic actions by our competitors;

•	changes in operating performance and the stock market valuations of other companies;

•	announcements related to litigation;

•	our failure to meet revenue or earnings estimates made by research analysts or other investors;

•	changes in revenue or earnings estimates, or changes in recommendations or withdrawal of research

•	coverage, by equity research analysts;

•	speculation in the press or investment community;

•	sales of our common stock by us or our stockholders, or the perception that such sales may occur;

•	changes in accounting principles, policies, guidance, interpretations or standards;

•	additions or departures of key management personnel;

•	actions by our stockholders;

•	general market conditions;

•	domestic and international economic, legal and regulatory factors unrelated to our performance; and

•	the realization of any risks described under this “Risk Factors” section, or other risks that may materialize in the future.

The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources and harm our business, financial condition and results of operations.

We are an “emerging growth company,” and will be able take advantage of reduced disclosure requirements applicable to “emerging growth companies,” which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and, for as long as we continue to be an “emerging growth company,” we intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies.” These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” until the earliest of(i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (iii) the last day of our fiscal year following the fifth anniversary of the date of the initial public offering, and (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will incur significant costs and devote substantial management time as a result of operating as a public company, particularly after we are no longer an “emerging growth company.”

As a public company, we will continue to incur significant legal, accounting and other expenses. For example, we will be required to comply with certain of the requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the Securities and Exchange Commission, and the New York Stock Exchange, our stock exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to continue incurring significant expenses and devote substantial management effort toward ensuring compliance with the requirements of the Sarbanes-Oxley Act. In that regard, we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Under the JOBS Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

After we are no longer an “emerging growth company,” we expect to incur additional management time and cost to comply with the more stringent reporting requirements applicable to companies that are deemed accelerated filers or large accelerated filers, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

We continue to be controlled by Apollo, and Apollo’s interests may conflict with our interests and the interests of other stockholders.

AP Gaming VoteCo, LLC, VoteCo, an entity owned and controlled by individuals affiliated with Apollo, beneficially owns 65% of our common equity pursuant to an irrevocable proxy, which provides VoteCo with sole voting and sole dispositive power over all shares beneficially owned by the the Apollo Group, which includes any of (a) Apollo Gaming Holdings, L.P. (“Holdings”), (b) Apollo Investment Fund VIII, L.P., (c) each of their respective affiliates (including, for avoidance of doubt, any syndication vehicles and excluding, for the avoidance of doubt, any portfolio companies of Apollo Management VIII, L.P. or its affiliates other than Holdings, VoteCo, the Company and their respective subsidiaries) to which any transfers of our common stock are made and (d) VoteCo to the extent that it has beneficial ownership of shares of our common stock pursuant to an irrevocable proxy. As a result, VoteCo has the power to elect all of our directors. Therefore, individuals affiliated with Apollo have effective control over the outcome of votes on all matters requiring approval by our stockholders, including entering into significant corporate transactions such as mergers, tender offers and the sale of all or substantially all of our assets and issuance of additional debt or equity. The interests of Apollo and its affiliates, including the Apollo Group, could conflict with or differ from our interests or the interests of our other stockholders. For example, the concentration of ownership held by the Apollo Group could delay, defer or prevent a change of control of our company or impede a merger, takeover or other business combination which may otherwise be favorable for us. Additionally, Apollo and its affiliates are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete, directly or indirectly with us. Apollo and its affiliates may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as the Apollo Group continues to directly or indirectly own a significant amount of our equity, even if such amount is less than 50%, Apollo and its affiliates will continue to be able to substantially influence or effectively control our ability to enter into corporate transactions.

We are a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, qualify for and intend to rely on exemptions from certain corporate governance requirements.

The Apollo Group continues to control a majority of the voting power of our outstanding voting stock, and as a result we are a controlled company within the meaning of the New York Stock Exchange corporate governance standards. Under the New York Stock Exchange rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	a majority of the board of directors consist of independent directors;

•	the nominating and corporate governance committee be composed entirely of independent directors

•	with a written charter addressing the committee’s purpose and responsibilities;

•	the compensation committee be composed entirely of independent directors with a written charter

•	addressing the committee’s purpose and responsibilities; and

•	there be an annual performance evaluation of the nominating and corporate governance and compensation committees.

These requirements will not apply to us as long as we remain a controlled company. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange.

Our amended and restated articles of incorporation contain a provision renouncing our interest and expectancy in certain corporate opportunities.

Under our amended and restated articles of incorporation, neither Apollo, its portfolio companies, funds or other affiliates, nor any of their officers, directors, agents, stockholders, members or partners have any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities or lines of business in which we operate. In addition, our amended and restated articles of incorporation provide that, to the fullest extent permitted by law, we waive and must indemnify any officer or director of ours who is also an officer, director, employee, managing director or other affiliate of Apollo against any claim that any such individual is liable to us or our stockholders for breach of any fiduciary duty solely by reason of the fact that such individual directs a corporate opportunity to Apollo instead of us, or does not communicate information regarding a corporate opportunity to us that the officer, director, employee, managing director or other affiliate has directed to Apollo. For instance, a director of our company who also serves as a director, officer or employee of Apollo or any of its portfolio companies, funds or other affiliates may pursue certain acquisitions or other opportunities that may be complementary to our business and, as a result, such acquisition or other opportunities may not be available to us. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are allocated by Apollo to itself or its portfolio companies, funds or other affiliates instead of to us. The terms of our amended and restated articles of incorporation are more fully described in “Description of Capital Stock.”

Our amended and restated articles of incorporation provide that the Eighth Judicial District Court of Clark County, Nevada is the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated articles of incorporation provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by applicable law the Eighth Judicial District Court of Clark County, Nevada is the sole and exclusive forum for any or all actions, suits or proceedings, whether civil, administrative or investigative or that asserts any claim or counterclaim: (a) brought in our name or right or on our behalf; (b) asserting a claim for breach of any fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders; (c) arising or asserting a claim arising pursuant to any provision of the Nevada Revised Statutes (the “NRS”) Chapters 78 or 92A or any provision of our amended and restated articles of incorporation or our amended and restated bylaws; (d) to interpret, apply, enforce or determine the validity of our amended and restated articles of incorporation or our amended and restated bylaws; or (e) asserting a claim governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated articles of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition and results of operations.

Our organizational documents may impede or discourage a takeover, which could deprive our investors of the opportunity to receive a premium for their shares.

Provisions of our amended and restated articles of incorporation, our amended and restated bylaws and our Stockholders Agreement (see “Certain Relationships and Related Party Transactions—Stockholders Agreements”) may make it more difficult for, or prevent a third party from, acquiring control of us without the approval of our board of directors. These provisions include:

•	having a classified board of directors;

•	prohibiting cumulative voting in the election of directors;

•
empowering only the board to fill any vacancy on our board of directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise, and requiring that, until the first time the Apollo Group ceases to beneficially own at least 5% of our common stock, any vacancy resulting from the death, removal or resignation of a director nominated by Holdings pursuant to the Stockholders Agreement (see “Item 10. Directors, Executive Officers and Corporate Governance—Apollo Group Approval of Certain Matters and Rights to Nominate Certain Directors”) be filled by a nominee of Holdings;

•	authorizing “blank check” preferred stock, the terms and issuance of which can be determined by our board of directors without any need for action by stockholders;

•
authorizing stockholders to act by written consent or to call special meetings only until the first time the Apollo Group ceases to beneficially own at least 50% of the voting power of our outstanding stock;

•
requiring the approval of Holdings to approve certain business combinations and certain other significant matters until the first time the Apollo Group ceases to beneficially own at least 33 1/3% of our common stock; and

•	establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

An issuance of shares of preferred stock could delay or prevent a change in control of us. Our board of directors has the authority to cause us to issue, without any further vote or action by the stockholders, shares of preferred stock, par value $0.01 per share, in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. The issuance of shares of our preferred stock may have the effect of delaying, deferring or preventing a change in control without further action by the stockholders, even where stockholders are offered a premium for their shares.

Our Stockholders Agreement also requires the approval of Holdings for certain important matters, including mergers and acquisitions, issuances of equity and the incurrence of debt, until the first time Apollo Group ceases to beneficially own at least 33 1/3% of our common stock. In addition, until the first time the Apollo Group ceases to beneficially own at least 50% of our common stock, the Apollo Group will be able to control all matters requiring stockholder approval, including the election of directors, amendment of our articles of incorporation and certain corporate transactions. See “Item 10. Directors, Executive Officers and Corporate Governance—Apollo Approval of Certain Matters and Rights to Nominate Certain Directors.” Together, these articles of incorporation, bylaws, and contractual provisions could make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock. Furthermore, the existence of the foregoing provisions, as well as the significant common stock beneficially owned by the Apollo Group and Holdings’ rights to nominate a specified number of directors in certain circumstances, could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of us, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

We are a holding company and rely on dividends, distributions and other payments, advances and transfers of funds from our subsidiaries to meet our obligations.

We are a holding company that does not conduct any business operations of our own. As a result, we are largely dependent upon cash dividends and distributions and other transfers from our subsidiaries to meet our obligations. The agreements governing the indebtedness of our subsidiaries, and limitations on payment of dividends and distributions under applicable law, impose restrictions on our subsidiaries’ ability to pay dividends or other distributions to us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness.” The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could also limit or impair their ability to pay dividends or other distributions to us.

We do not anticipate paying dividends on our common stock in the foreseeable future.

We do not anticipate paying any dividends in the foreseeable future on our common stock. We intend to retain all future earnings for the operation and expansion of our business and the repayment of outstanding debt. Our senior secured credit facilities contained, and any future indebtedness likely will contain, restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to pay dividends and make other restricted payments. As a result, capital appreciation, if any, of our common stock may be your major source of gain for the foreseeable future. While we may change this policy at some point in the future, we cannot assure you that we will make such a change. See “Dividend Policy.”

If securities or industry analysts do not publish research or reports about our business or publish negative reports, our stock price could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover our company downgrades our common stock or if our operating results do not meet their expectations, our stock price could decline.

We may issue preferred stock, the terms of which could adversely affect the voting power or value of our common stock.

Our amended and restated articles of incorporation authorize us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock respecting dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We currently lease the following properties:

Location	Purpose	Square footage	Segment
308 Anthony Ave., Oklahoma City, OK. 73128	Administrative offices, manufacturing and warehousing	66,661	EGM, Table Products
5475 S. Decatur Blvd. #100, Las Vegas, NV. 89118	Corporate headquarters, manufacturing and warehousing	42,964	EGM, Table Products
Lago Tana No. 43, Warehouse 8 and 10, Colonia Huichapan, Mexico City, Mexico	Warehousing	21,528	EGM
Jaime Balmes No. 8, office no. 204, Colonia Los Morales Polanco, Mexico City, Mexico	Administrative offices	8,154	EGM
11201 Century Oaks Terrace, Austin, TX. 78758	Administrative offices	2,951	EGM
433 Airport Blvd. #323, Burlingame, CA. 94010	Administrative offices	1,960	Interactive
Kiryat Atidim Building 7 Tel Aviv, Israel	Research and development	1,884	Interactive
165 Ottley Drive, Atlanta, GA 30324	Research and development	17,604	EGM
2400 Commerce Ave, Duluth, GA 30096	Research and development	40,192	EGM
39 Delhi Road, Suite 1, Level 5, Triniti II,Sydney, Australia	Research and development	3,305	EGM

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock began trading on the NYSE under the symbol “AGS” on January 26, 2018. Prior to that, there was no public market for our common stock. As a result, we have not set forth quarterly information with respect to the high and low prices for our common stock for the two most recent fiscal years or provided a performance graph. From January 26, 2018, our first day of trading on NYSE, to March 9, 2018, the high and low prices for our common stock were $21.74 and $16.66, respectively.

On March 9, 2018, the closing price of our common stock as reported by the NYSE was $20.89 per share, and we had approximately two holders of record.

Dividends

We do not intend to pay dividends for the foreseeable future. We are not required to pay dividends, and our stockholders are not guaranteed, or have contractual or other rights to receive, dividends. The declaration and payment of any future dividends is at the sole discretion of our board of directors and depends upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends, and other considerations that our board of directors deems relevant. Our board of directors may decide, in its discretion, at any time, to modify or repeal the dividend policy or discontinue entirely the payment of dividends.

The ability of our board of directors to declare a dividend is also subject to limits imposed by Nevada corporate law. Under Nevada law, our board of directors and the boards of directors of our corporate subsidiaries incorporated in Delaware may declare dividends only to the extent of our “surplus,” which is defined as total assets at fair market value minus total liabilities, minus statutory capital, or if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

Equity Compensation

Refer to Item 11 for a description of the Company’s Management Incentive Plan.

Recent Sales of Unregistered Securities

Set forth below is information regarding securities sold or granted by us in 2017 that were not registered under the Securities Act. Also included is the consideration, if any, received by us for such securities and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed for such sales and grants.

Options and Restricted Stock Units

•	On February 8, 2017, we issued 75,769 options for our non-voting common stock to an employee pursuant to our 2014 Long-Term Incentive Plan.

•	On April 3, 2017, we issued 273,558 options for our non-voting common stock to certain employees pursuant to our 2014 Long-Term Incentive Plan.
Common Stock

•	On February 8, 2017, we issued 2,370 shares of our non-voting common stock to an employee for an aggregate purchase price of $25,000.

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data set forth below is qualified in its entirety by, and should be read in conjunction with, “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements, the notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K. The selected financial data presented below has been derived from the audited financial statements, including the consolidated balance sheets for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss and of cash flows for the years ended December 31, 2017, 2016, 2015 and 2014, the period from December 21, 2013 through December 31, 2013 (the “Successor Period”), and the period from January 1, 2013 to December 20, 2013 (the “Predecessor Period”). The historical results set forth below do not indicate results expected for any future periods. Our future results of operations will be subject to significant business, economic, regulatory and competitive uncertainties and contingencies, some of which are beyond our control (amounts in thousands, except per share data):

	Successor					Predecessor
	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014	Period December 21, 2013 through December 31, 2013	Period January 1, 2013 through December 20, 2013
Consolidated Statement of Operations Data:
Revenues	$211,955	$166,806	$123,292	$72,140	$1,953	$56,461
Income / (loss) from operations	14,502	(17,064)	(29,439)	(8,421)	(7,623)	(11,804)
Net loss	(45,106)	(81,374)	(38,545)	(28,376)	(8,156)	(42,176)
Total comprehensive loss	(44,363)	(84,109)	(40,644)	(28,087)	(8,157)	(42,144)
Basic and diluted loss per common share:
Basic	$(1.94)	$(3.51)	$(1.92)	$(1.83)	$(0.52)	—
Diluted	$(1.94)	$(3.51)	$(1.92)	$(1.83)	$(0.52)	—

	As of December 31,
	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data:
Total assets	$697,242	$634,092	$711,147	$256,152	$253,828
Total liabilities	725,177	617,664	610,610	192,396	161,985
Total long-term obligations (1)	681,457	584,635	580,661	166,057	153,444
Total stockholders’ equity/member’s deficit	(27,935)	16,428	100,537	63,756	91,843
(1) Includes long-term debt, deferred tax liability - noncurrent, and other long-term liabilities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a leading designer and supplier of EGMs and other products and services for the gaming industry. Founded in 2005, we historically focused on supplying EGMs, including slot machines, video bingo machines, and other electronic gaming devices, to the Native American gaming market, where we maintain an approximately 20% market share of all Class II EGMs. Since 2014, we have expanded our product line-up to include: (i) Class III EGMs for commercial and Native American casinos permitted to operate Class III EGMs, (ii) table game products and (iii) interactive products, all of which we believe provide us with growth opportunities as we expand in markets where we currently have limited or no presence. Our expansion into Class III and ancillary product offerings has driven our strong growth and momentum in revenue, EGM adjusted EBITDA and our installed base. For the year ended December 31, 2017, over 80% of our total revenue was generated through recurring contracted lease agreements whereby we place EGMs and table game products at our customers’ gaming facilities under either a revenue sharing agreement (we receive a percentage of the revenues that these products generate) or fee-per-day agreement (we receive a daily or monthly fixed fee per EGM or table game product), or recurring revenue from our Interactive gaming operations. We operate our business in three distinct segments: EGMs, Table Products and Interactive. Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line.
EGM Segment

EGMs constitute our largest segment, representing 94% of our revenue for the year ended December 31, 2017. We have a library of nearly 300 proprietary game titles that we deliver on several state-of-the-art EGM cabinets, including ICON (our core cabinet), Orion (our newly-introduced premium cabinet), and Big Red/Colossal Diamonds (our specialty large-format cabinet). We also have developed a new Latin-style bingo cabinet called ALORA, which we plan to use in select international markets, including the Philippines and Brazil.

Our cabinets and game titles are among the top performing premium leased games in the industry. We design all of our cabinets with the intention of capturing the attention of players on casino floors while aiming to maximize operator profits. The fourth quarter 2017 Eilers - Fantini Quarterly Slot Survey stated our premium leased games outperform most of the EGMs manufactured by our competitors, generating win per day that is up to 2.1 times higher than house average.

We have increased our installed base of EGMs every year from 2005 through the year ended December 31, 2017, and as of December 31, 2017, our total EGM footprint comprised 23,805 units (16,078 domestic and 7,727 international). We remain highly focused on continuing to expand our installed base of leased EGMs in markets that we currently serve as well as new jurisdictions where we do not presently have any EGMs installed. Since our founding, we have made significant progress in expanding the number of markets where we are licensed to sell or lease our EGMs. In 2005, we were licensed in three states (5 total licenses) and currently we are licensed in 33 U.S. states and two foreign countries (254 total licenses). As of December 31, 2017, our installed base represented only approximately 2% of the total domestic market of approximately 980,000 EGMs installed throughout the United States and Canada. According to Eilers & Krejcik, U.S. casino operators expect to allocate approximately 5% of their 2018 EGM purchases to AGS products. We believe we are positioned to gain significant market share over the next several years.

We offer our customers the option of either leasing or purchasing our EGMs and associated gaming systems. Currently, we derive substantially all of our gaming revenues from EGMs installed under revenue sharing or fee-per-day lease agreements, also known as “participation” agreements, and we refer to such revenue generation as our “participation model”. As we expand into new gaming markets and roll out our new and proprietary cabinets and titles, we expect the sales of gaming machines and systems will play an increasingly important role in our business and will complement our core participation model.

We have strategically shifted our focus to create new internal content and leverage our Atlas operating platform, obtained through the Cadillac Jack Acquisition of the equity of Cadillac Jack, as a conduit for our current and future products. Currently, our ICON and Orion cabinets run on the Atlas operating platform. We will continue porting our legacy games onto the Atlas platform, enhancing both our Class II and III offerings. We expect internally-generated content to be a larger source of our installed base going forward.

We categorize our EGM titles into two main groups: “Core” and “Premium and Specialty”. Our Atlanta game development studio is responsible for creating Core video slot content as well as new hardware designs and concepts. Our Core titles have a proven track record of success and are targeted at maintaining and growing our current installed base. Our Premium titles include unique and niche titles that provide a distinctive player experience and are targeted at increasing floor space in both existing and new jurisdictions. Specialty titles describe our jumbo games, such as Colossal Diamonds, and games made specifically for high-limit winnings. In total, our development teams have the capabilities to produce approximately 50 games per year. We believe this strategy of producing diversified content will allow us to maintain and grow our market leadership within our current Class II base, as well as expand into Class III casinos in other key jurisdictions.

Table Products

In addition to our existing portfolio of EGMs, we also offer our customers approximately 30 unique table product offerings, including live felt table games, side bet offerings, progressives, signage and other ancillary table game equipment. Our table products are designed with the goal of enhancing the table games section of the casino floor (commonly known as “the pit”). Over the past 10 years, there has been a trend of introducing sidebets on blackjack tables to increase the game’s overall hold. Our table products segments offers a full suite of side-bets and specialty table games that capitalize on this trend, and we believe that this segment will serve as an important growth engine for our company, including by generating further cross-selling opportunities with our EGM offerings. As of December 31, 2017, we had placed 2,400 table products domestically and internationally and we believe we are presently a leading supplier of table products to the gaming industry based on number of products placed.

Our Table Products segment focuses on high margin recurring revenue generated by leases. Nearly all of the revenue we generate in this segment is recurring. We have acquired several proprietary table games and side-bets and developed others in-house.

As one of the newer areas of our Table Products business, our equipment offerings are ancillary to table games, such as card shufflers and table signage, and provide casino operators a greater variety of choice in the marketplace. This product segment includes our highly-anticipated single-card shuffler, Dex S, as well as our Baccarat Signage solution and Roulette Readerboard. We believe this area of the business holds many opportunities for growth, as the technology currently installed in the signage and readerboard areas are in a replacement cycle.

After acquiring intellectual property around progressive bonusing systems, our Table Products segment has taken the base systems and heavily expanded on it to now offer customers a bonusing solution for casino operators. We believe progressive bonusing on table products is a growing trend with substantial growth opportunities. We continue to develop and expand our core system to offer new and exciting bonusing and progressive products for the marketplace.

Interactive Social Casino Products

Our B2C social casino games include online versions of our popular EGM titles and are accessible to players worldwide on multiple mobile platforms, which we believe establishes brand recognition and cross selling opportunities. Our B2C Social games operate on a free to play model, whereby game players may collect virtual currency or other virtual consumable goods (collectively referred to as “virtual goods” or “virtual currency”) free of charge, through the passage of time or through targeted marketing promotions. Additionally, players have the ability to send free “gifts” of virtual goods to their friends through interactions with certain social platforms. If a game player wishes to obtain virtual goods above and beyond the level of free virtual goods available to that player, the player may purchase additional virtual goods. Once obtained, virtual currency (either free or purchased) cannot be redeemed for cash nor exchanged for anything other than game play. We design our portfolio of B2C games to appeal to the interests of the broad group of people who like to play casino-themed social and mobile games.

We have recently expanded into the B2B space through our core app, Lucky Play Casino, whereby we white label our social game product and enable our land-based casino customers to brand the social gaming product with their own casino name. Currently, our B2C Social games consist of our mobile apps, Lucky Play Casino, Wild Vegas Casino, Buffalo Jackpot Casino, and Vegas Fever. The apps contain numerous PlayAGS game titles available for consumers to play for fun or with chips they purchase in the app. Some of our most popular social games include content that is also popular in land-based settings such as Fire Wolf, Gold Dragon Red Dragon, Legend of the White Buffalo, Royal Reels, Colossal Diamonds, So Hot, Monkey in the Bank, and many more. Our B2C games leverage the global connectivity and distribution of Facebook, as well as mobile platforms such as the Apple App Store and Google Play Store.

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

Acquisitions and Divestitures

We have made several strategic acquisitions over the past three years.

Rocket Gaming Systems

On December 6, 2017, we acquired an installed base of approximately 1,500 networked Class II slot machines, together with related intellectual property, which were operated by Rocket Gaming Systems (“Rocket”) for $56.9 million. The acquired Class II slot machines are located across the United States, with significant presence in key markets such as California, Oklahoma, Montana, Washington and Texas. The Class II portfolio from Rocket includes wide-area progressive and standalone video and spinning-reel games and platforms, including Galaxy, Northstar and the player-favorite Gold Series, a suite of games that feature a $1 million-plus progressive prize and is the longest-standing million dollar wide-area progressive on tribal casino floors.

In Bet Gaming

In August 2017, we acquired five dynamic, new games from New Jersey-based In Bet Gaming (“In Bet”), including Super 4, Blackjack Match Progressive, Jackpot Blackjack, Royal 9, and Jackpot Baccarat™. These games have approximately 500 installs worldwide and the acquisition represents our largest table game investment to date. Each of these games features a simple, rewarding side bet that extends the winning experience in interactive ways and further engages players. The acquisition of In Bet strategically combined In Bet’s innovative table game side bet technology with our expertise in table game progressive technology to deliver players and operators unmatched gaming play.

The acquisition was accounted for as an acquisition of a business and the assets acquired and liabilities assumed were measured based on our preliminary estimates of their fair values at the acquisition date. The estimated fair values of assets acquired and liabilities assumed and resulting goodwill are subject to adjustment as we finalize our fair value analysis.  We attribute the goodwill acquired to our ability to commercialize the products over our distribution and sales network, opportunities for synergies, and other strategic benefits.  Total consideration of $9.6 million included an estimated $2.6 million of contingent consideration that is payable upon the achievement of certain targets and periodically based on a percentage of product revenue earned on the purchased table games.  The consideration was allocated primarily to tax deductible goodwill for $3.2 million and intangible assets of $5.5 million, which will be amortized over a weighted average period of approximately 9 years.

Intellectual Property Acquisitions - 2015

During the quarter ended September 30, 2015, the Company acquired certain intangible assets related to the purchase of table products and table product related intellectual property. Some of the acquisitions were accounted for as an acquisition of a business and the assets acquired and liabilities assumed were measured based on our estimates of their fair values at the acquisition dates. The total consideration of $10.0 million includes an estimated $1.5 million of contingent consideration that is payable periodically based on a percentage of product revenue earned on the related table products. The amount of the contingent consideration recorded was estimated at the purchase date and is subject to change based on changes in the estimated product revenue and has been recorded in other long-term liabilities in the consolidated balance sheet.

Gamingo Limited

On June 15, 2015, we purchased 100% of the equity of Gamingo Limited (formerly known as “RocketPlay”, currently known as “AGSi”), a leading gaming company developing social casino titles for mobile devices. With primary offices in San Francisco and Tel Aviv, AGSi’s flagship product, Lucky Play Casino, gives players a casino-quality experience with EGMs, table products, tournaments, and live events. The total consideration of $8.8 million included an estimated $5.0 million of contingent consideration payable based on the operating results of AGSi during a twelve-month measurement period that ended in December 2016. The amount of the contingent consideration recorded was estimated at the purchase date and was recorded in other long-term liabilities in the consolidated balance sheet. As of December 31, 2015 the recorded value of the contingent consideration was written off in full (included in write downs and other charges) based on the estimated fair value on that date.

Cadillac Jack

On May 29, 2015, the Company acquired 100% of the equity of Cadillac Jack, a leading provider of Class II gaming machines for the North American tribal gaming market, with key regions of operation within Alabama, Mexico, and Wisconsin. The acquisition of Cadillac Jack demonstrated our ability to recognize both cost and revenue synergies and, as a result of efficiently integrating two complementary businesses, to deliver record financial results in 2016. The acquisition created growth opportunities in Class II and Class III jurisdictions and expanded the Company’s geographic footprint. The combined management teams are complementary and possess years of combined experience that is expected to allow us to effectively grow and improve our business.

The consideration for the acquisition of Cadillac Jack comprised of approximately $369.8 million in cash, subject to certain adjustments and a promissory note to the seller, Amaya Inc., for $12.0 million, as well as a contingent receivable that was recorded at its estimated fair value on the date of the acquisition. The cash consideration was funded primarily from cash proceeds of incremental borrowings on the Company’s existing term loans, the issuance of senior secured PIK notes and the issuance of additional common stock. The contingent receivable related to a clause in the stock purchase agreement allowing for a refund of up to $25.0 million if certain deactivated gaming machines in Mexico are not in operation by November 29, 2016. As of December 31, 2016, the estimated fair value of the contingent receivable is recorded in other long-term assets. In the first quarter of 2017, the Company reached an agreement with Amaya, Inc. to receive $5.1 million for the contingent receivable. The promissory note to Amaya Inc. was fully paid and terminated in June 2017.

Results of Operations

Year Ended December 31, 2017 compared to the Year Ended December 31, 2016
The following tables set forth certain selected audited consolidated financial data for the periods indicated (in thousands, except key performance indicators):

	Year ended December 31,		$	%
	2017	2016	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$170,252	$154,857	15,395	9.9%
Equipment sales	41,703	11,949	29,754	249.0%
Total revenues	211,955	166,806	45,149	27.1%
Operating expenses
Cost of gaming operations	31,742	26,736	5,006	18.7%
Cost of equipment sales	19,847	6,237	13,610	218.2%
Selling, general and administrative	44,015	46,108	(2,093)	(4.5)%
Research and development	25,715	21,346	4,369	20.5%
Write downs and other charges	4,485	3,262	1,223	37.5%
Depreciation and amortization	71,649	80,181	(8,532)	(10.6)%
Total operating expenses	197,453	183,870	13,583	7.4%
Income / (loss) from operations	14,502	(17,064)	31,566	185.0%
Other expense (income)
Interest expense	55,511	59,963	(4,452)	(7.4)%
Interest income	(108)	(57)	(51)	(89.5)%
Loss on extinguishment and modification of debt	9,032	—	9,032	—%
Other expense (income)	(2,938)	7,404	(10,342)	(139.7)%
Loss before income taxes	(46,995)	(84,374)	37,379	44.3%
Income tax benefit	1,889	3,000	(1,111)	(37.0)%
Net loss	$(45,106)	$(81,374)	36,268	44.6%

Revenues

Gaming Operations. The increase in gaming operations revenue was primarily due to the increase in our EGM installed base of approximately 600 domestic units, which is primarily attributable to the continued success of our ICON cabinet and the popularity of our new Orion cabinet, as well as the purchase of approximately 1,500 EGMs from Rocket in December 2017 as described in as described in Item 15. “Exhibits and Financial Statement Schedules” Note 2 to our consolidated financial statements. In addition, the increase is also attributed to the increase of approximately 800 international EGM units, which is attributable to our gaining market share in under serviced markets within Mexico. We also had an increase in our domestic EGM revenue per day driven by our new product offerings, recently entered jurisdictions and through the optimization of our installed base by installing our newer and more competitive game content on our EGMs. Although the Company has experienced a decrease in participation share rates for gaming revenue received pursuant to participation agreements with certain Native American tribal customers, player demand, driven by the Company’s newer and more competitive game content, has offset the effects of decreased participation share rates and domestic EGM revenue per day has increased in total. Current period results have been negatively impacted by $0.7 million relating to foreign currency fluctuations compared to the prior year period. Additionally, we had a $1.4 million increase in Table Products gaming operations revenue which is attributable to the increase in the Table Products installed base to 2,400 units compared to 1,500 units in the prior year period most notably due to the purchase of In Bet assets with an installed base of 493 table games.

Equipment Sales. The increase in equipment sales is due to the sale of 2,565 units in the year ended December 31, 2017, compared to 465 units in the prior year period. The increase in the number of units sold is primarily attributable to the success of our new ICON and Orion cabinets and our growth in the Class III market in which many customers prefer to buy rather than lease EGMs. The increase was also attributable to a $1,432, or 9.6%, increase the average sales price compared to the prior year period. The increase in equipment sales was offset by a decrease in revenues from the sale of nontransferable and nonexclusive licenses of certain licensed game content to a third party for $4.3 million in the prior year period that was not present in the current year period.

Operating Expenses

Cost of gaming operations. The increase in costs of gaming operations was due to increased service and indirect production costs driven by our increased installed base of 23,805 EGM units compared to 20,851 units in the prior year period, as well as increased table games installed base that increased 60.0% compared to the prior year period. As a percentage of gaming operations revenue, costs of gaming operations was 18.6% for the year ended December 31, 2017 compared to 17.3% for the prior year period.

Cost of Equipment Sales. The increase in cost of equipment sales is attributable to the increase of 2,565 EGM units sold for the year ended December 31, 2017 compared to 465 in prior year period. As a percentage of equipment sales revenue, costs of equipment sales was 47.6% for the year ended December 31, 2017 compared to 52.2% for the prior year period. The improved margin is due to higher average selling price of EGMs. Additionally, the prior year was negatively affected by the sale of approximately 850 older generation gaming machines in secondary markets in 2016.

Selling, general and administrative. The decrease in selling, general and administrative expenses is primarily due to decreased user acquisition fees of $3.4 million from our Interactive segment in efforts to optimize marketing spend, and decreased bad debt expense and customer related discounts of $1.1 million, which are offset with increased salary and benefit costs of $1.3 million due to higher headcount and increased marketing and trade show costs of $1.0 million when compared to the prior year period.

Research and development. The increase in research and development expenses is driven by increased salary and benefit costs of $4.3 million due to higher headcount and protype parts and testing of $1.7 million associated with the development of our new Orion and Orion Slant cabinets, which are offset by decreased professional fees related to software testing and compliance of $1.9 million. As a percentage of total revenue, research and development expense was 12.1% for the year ended December 31, 2017 compared to 12.8% for the prior year period.

Write downs and other charges. The Consolidated Statements of Operations and Comprehensive Loss include various non-routine transactions or consulting and transaction-related fees that have been classified as write downs and other charges. During the year ended December 31, 2017, the Company recognized $4.5 million in write-downs and other charges driven by losses from the disposal of assets of $3.2 million, write offs related to prepaid royalties of $0.7 million, the full impairment of certain intangible assets of $0.6 million (level 3 fair value measurement based on projected cash flows for the specific same titles), losses from the disposal of intangible assets of $0.5 million, offset by a fair value adjustment to an acquisition contingent receivable of $0.6 million (level 3 fair value measurements based on projected cash flows). The contingency was resolved in the quarter ending March 31, 2017. See Item 15. “Exhibits and Financial Statement Schedules” Note 6 to our consolidated financial statements for a detailed discussion regarding the resolution of the contingency described above.

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

Depreciation and amortization. The decrease was primarily due to a $8.8 million decrease in amortization driven by certain intangible assets that have reached the end of their useful lives, and offset with an increase of $0.2 million in depreciation directly correlated to an increase in depreciable assets.

Other Expense (Income), net

Interest expense. The decrease in interest expense is primarily attributed to the termination of our senior secured credit facilities and seller notes as well as entering into a first lien credit agreement on June 6, 2017. See Item 15. “Exhibits and Financial Statement Schedules” Note 6 to our consolidated financial statements for a detailed discussion regarding long-term debt. These transactions resulted in a lower weighted average interest rate. These decreases were partially offset by an increase in the average principal amounts outstanding under the senior secured PIK notes of $15.8 million as of December 31, 2017, compared to the amount outstanding at December 31, 2016.

Loss on extinguishment and modification of debt. The increase is attributed to the refinancing of the Company’s long-term debt, as described in Item 1. “Financial Statements” Note 6 to our consolidated financial statements. Approximately $3.3 million of deferred loan costs and discounts related to our old senior secured credit facilities were written off as a portion of the loss on extinguishment and modification of debt and $5.7 million in debt issuance costs related to the first lien credit facilities were expensed.

Other expense (income). The increase is primarily attributed to to a $5.3 million change in the balance of the tax indemnification receivable recorded in connection with the acquisition of Cadillac Jack. To a lesser extent, the change was due effect of foreign currency fluctuation on trade payables and receivables denominated in foreign currencies.

Income Taxes

The Company’s effective income tax rate for the year ended December 31, 2017, was a benefit of 4.0%. The difference between the federal statutory rate of 35% and the Company’s effective tax rate for the year ended December 31, 2017, was primarily due to changes in our valuation allowance on deferred tax assets and effects of the Tax Act that was enacted on December 22, 2017. The Company’s effective income tax rate for the year ended December 31, 2016, was a benefit of 3.6%. The difference between the federal statutory rate of 35% and the Company’s effective tax rate for the year ended December 31, 2016, was primarily due to changes in our valuation allowance on deferred tax assets.

Year Ended December 31, 2016 compared to the Year Ended December 31, 2015
The following tables set forth certain selected audited consolidated financial data for the periods indicated (in thousands, except key performance indicators):

	Year ended December 31,		$	%
	2016	2015	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$154,857	$117,013	37,844	32.3%
Equipment sales	11,949	6,279	5,670	90.3%
Total revenues	166,806	123,292	43,514	35.3%
Operating expenses
Cost of gaming operations	26,736	23,291	3,445	14.8%
Cost of equipment sales	6,237	1,548	4,689	302.9%
Selling, general and administrative	46,108	40,088	6,020	15.0%
Research and development	21,346	14,376	6,970	48.5%
Write downs and other charges	3,262	11,766	(8,504)	(72.3)%
Depreciation and amortization	80,181	61,662	18,519	30.0%
Total operating expenses	183,870	152,731	31,139	20.4%
Loss from operations	(17,064)	(29,439)	12,375	42.0%
Other expense (income)
Interest expense	59,963	41,642	18,321	44.0%
Interest income	(57)	(82)	25	30.5%
Other expense	7,404	3,635	3,769	103.7%
Loss before income taxes	(84,374)	(74,634)	(9,740)	(13.1)%
Income tax benefit	3,000	36,089	(33,089)	(91.7)%
Net loss	$(81,374)	$(38,545)	(42,829)	(111.1)%

Revenues

Gaming Operations. The increase in gaming operations is primarily attributable to the inclusion of Cadillac Jack for the entire year ended December 31, 2016, compared to just seven months in the prior year period. The inclusion of Cadillac Jack increased our EGM installed base by approximately 10,500 units in May of 2015 when it was acquired. The increase was also attributable to a year over year increase of over 1,600 units in the Company’s total EGM installed base. The Company’s domestic installed base increased over 800 units compared to the prior year period, which is primarily attributable to the popularity of the Company’s new ICON cabinets, as well as revenue synergies through the optimization of the Company’s installed base by installing newer and more competitive game content on the Company’s EGMs. To a lesser extent, the increase in revenue was attributable to an increase in domestic revenue per day from $24.33 to $24.74, offset by a decrease in international revenue per day from $9.83 to $9.23. EGM revenue per day decreased in total. The decrease is primarily attributable to the inclusion of Cadillac Jack’s Mexico installed base, which generates lower revenues per day than the Company’s historical installed base. Although the Company has experienced a decrease in domestic participation share rates for gaming revenue received pursuant to participation agreements with Native American tribal customers, player demand, driven by newer and more competitive game content, has offset the effects of decreased participation share rates.

The increase was also attributable to the inclusion of AGSi for the entire year ended December 31, 2016, compared to just six months in the prior year period when acquired in June of 2015, which accounted for an increase of $5.7 million. Table Games revenue increased by $1.0 million attributable to the increase in the table product installed base, which increased to 1,500 units at December 31, 2016 compared to 815 at December 31, 2015.

Current period results have been negatively impacted by $3.6 million relating to foreign currency fluctuations compared to the prior year period.

Equipment Sales. The increase in equipment sales is due to the sale of 465 units in the year ended December 31, 2016, compared to 203 units in the prior year period, offset by a 9.7% decrease in the average sales prices of units sold. Equipment sales also increased due to an increase in revenues from the sale of nontransferable and nonexclusive licenses of certain licensed game content to a third party for $4.3 million in 2016 compared to $2.2 million in 2015. The increase in the number of units sold is primarily attributable to the success of our new ICON cabinet and our growth in the Class III market in which many customers prefer to buy rather than lease EGMs.

Operating Expenses

Cost of gaming operations. The increase is primarily attributable to the inclusion of Cadillac Jack for the entire year ended December 31, 2016, compared to just seven months in the prior year period. The inclusion of AGSi accounted for approximately $1.6 million of the increase for the year ended December 31, 2016 compared to the prior year period. To a lesser extent, the increased installed base of 20,851 EGM units compared to 19,251 units in the prior year period, as well as the increased installed base of 1,500 table products compared to 815 in the prior year period resulted in higher maintenance costs. As a percentage of gaming operations revenue, costs of gaming operations was 17.3% for the year ended December 31, 2016 compared to 20.0% for the prior year period due to improved game performance and benefits from cost synergies resulting from integration activities.

Cost of Equipment Sales. The increase in cost of equipment sales is attributable to the increase of 262 EGM units sold. Cost of equipment sales as a percentage of sales increased compared to the prior year period, primarily due to the sale of approximately 850 older generation gaming machines in secondary markets in 2016. These gaming machines were previously leased to customers and sold at substantially lower average selling prices. There were no sales of this nature in 2015.

Selling, general and administrative. The increase in selling, general and administrative costs is primarily due to the inclusion of Cadillac Jack for the entire year ended December 31, 2016, compared to just seven months in the prior year period. The inclusion of AGSi for the additional six months in 2016 compared to the prior year period accounted for approximately $5.2 million of the increase in selling, general and administrative costs. Additionally, as a result of the Company’s expansion into Mexico in 2016 pursuant to the Cadillac Jack acquisition, the Company’s bad debt expense increased approximately $2.2 million in the year ended December 31, 2016 as compared to the prior year period, as the Company started analyzing the collectability of its credit in that market. To a lesser extent, the increase in the Company’s bad debt was due to specifically identified customer accounts in the U.S. that were deemed to be uncollectible. These increases were offset by a reduction in non-cash stock compensation of $2.5 million associated with the stock options of Amaya, Inc. described in Note 2 and decreased professional fees related to prior year acquisitions of $1.1 million. As a percentage of total revenues, selling, general and administrative expense decreased to 27.6% for the year ended December 31, 2016, compared to 32.5% for the prior year period due to benefits from cost synergies resulting from integration activities and increased revenues.

Research and development. The increase in research and development costs is primarily due to the inclusion of Cadillac Jack for a full year compared to just seven months in the prior year period. The inclusion of AGSi for the additional six months in 2016 compared to the prior year period accounted for approximately $0.9 million of the increase. These increases were offset by a reduction in non-cash stock compensation of $2.2 million associated with the stock options of Amaya, Inc. described in Note 2 and a $1.1 million decrease in expenses from the closure of our Toronto location. As a percentage of total revenues, research and development expense was 12.8% for year ended December 31, 2016, compared to 11.7% for the prior year period. The increase was due to the Company’s strategy to invest in the research and development of new game titles and EGM cabinets.

Write downs and other charges. During the year ended December 31, 2016, the Company recognized $3.3 million in write-downs and other charges, driven by a $3.3 million impairment of an intangible asset related to a customer contract that the Company expects will provide less benefit than originally estimated from the Cadillac Jack acquisition, writedown of long-lived assets of $2.0 million related to older generation gaming machines, and losses from the disposal of assets of $1.0 million. These charges were offset by a $3.0 million fair value adjustment to a contingent consideration receivable related to the Cadillac Jack acquisition.

During the year ended December 31, 2015, the Company recognized $11.8 million in write-downs and other charges primarily related to acquisition charges of $8.2 million. The Company also recognized an impairment to intangible assets of $3.4 million related to game titles and write-offs related to prepaid royalties of $1.3 million, losses from the disposal of assets of $1.3 million and the impairment of long-lived assets of $0.2 million, partially offset by net write downs of primarily contingent consideration $2.7 million that is described in Note 2 to our consolidated financial statements.

Depreciation and amortization. The increase in depreciation and amortization is primarily due to the inclusion of assets acquired from Cadillac Jack and AGSi, for the year ended December 31, 2016, compared to the prior year period. For the year ended December 31, 2016, the aggregate amount of property and equipment on which depreciation is based was $122.5 million compared to $104.3 million in the prior year period. The remaining increase was due to an increase in capital expenditures during 2016 compared to the prior year period.

Other Expense (Income), net

Interest expense. The increase is primarily attributed to the increase in the principal amounts outstanding under the senior secured credit facilities, primarily the incremental term loan of $265.0 million and the senior secured PIK notes of $115.0 million, both issued in May 2015, which the Company incurred a full year of interest expense in 2016 compared to seven months in 2015. The proceeds of the incremental term loans and PIK notes were used primarily to pay the consideration for the Cadillac Jack acquisition.

Other expense. The increase primarily relates to a $3.0 million change in the balance of the tax indemnification receivable recorded in connection with the acquisition of Cadillac Jack. To a lesser extent, the balance also includes the effect of foreign currency fluctuation on trade payables and receivables denominated in foreign currencies which accounted for approximately $0.7 million for the year ended December 31, 2016, compared to the prior year period.

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

The following tables provide reconciliations of segment financial information to our consolidated statement of operations. We have included revenues, operating expenses and other adjustments by segment which we believe are important to understanding the operating results of our segment:

	Year Ended December 31, 2017
	EGM	Table Products	Interactive	Total
Revenues
Gaming operations	$158,335	$3,958	$7,959	$170,252
Equipment sales	41,596	107	—	41,703
Total revenues	199,931	4,065	7,959	211,955
Cost of gaming operations(1)	28,103	1,283	2,356	31,742
Cost of equipment sales(1)	19,839	8	—	19,847
Selling, general and administrative	38,224	1,434	4,357	44,015
Research and development	22,446	1,787	1,482	25,715
Write downs and other charges	4,485	—	—	4,485
Depreciation and amortization	69,151	1,663	835	71,649
Total operating expenses	182,248	6,175	9,030	197,453

Write downs and other
Loss on disposal of long lived assets	3,901	—	—
Impairment of long lived assets	1,214	—	—
Fair value adjustments to contingent consideration and other items	(630)	—	—
Acquisition costs	—	—	—
Depreciation and amortization	69,151	1,663	835
Accretion of placement fees (2)	4,680	—	—
Acquisitions & integration related costs including restructuring & severance(3)	2,989	164	(217)
Legal & litigation expenses including settlement payments(4)	949	(426)	—
New jurisdictions and regulatory licensing costs(5)	2,050	12	—
Non-cash charge on capitalized installation and delivery(6)	1,912	—	—
Non-cash charges and loss on disposition of assets(7)	1,202	—	—
Other adjustments(8)	2,684	169	37
Adjusted EBITDA	$107,785	$(528)	$(416)
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
(7) Non-cash charges and loss on disposition of assets are primarily composed of non-cash inventory obsolescence charges for inventory associated with older generation cabinets.
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

	Year Ended December 31, 2015
	EGM	Table Products	Interactive	Total
Revenues
Gaming operations	$113,496	$1,514	$2,003	$117,013
Equipment sales	6,121	158	—	6,279
Total revenues	119,617	1,672	2,003	123,292
Cost of gaming operations(1)	21,872	803	616	23,291
Cost of equipment sales(1)	1,548	—	—	1,548
Selling, general and administrative	33,885	3,182	3,021	40,088
Research and development	13,040	524	812	14,376
Write downs and other charges	14,882	—	(3,116)	11,766
Depreciation and amortization	59,899	770	993	61,662
Total operating expenses	145,126	5,279	2,326	152,731

Write downs and other
Loss on disposal of long lived assets	1,275	—	—
Impairment of long lived assets	4,993	—	—
Fair value adjustments to contingent consideration and other items	2,814	—	(5,481)
Acquisition costs	5,800	—	2,365
Depreciation and amortization	59,899	770	993
Accretion of placement fees(2)	496	—	—
Non-cash stock compensation expense (3)	4,911	—	—
Acquisitions & integration related costs including restructuring & severance(4)	7,818	—	—
Legal & litigation expenses including settlement payments(5)	481	1,435	—
Reorganization of property tax matters	—	—	—
New jurisdictions and regulatory licensing costs(6)	256	—	—
Non-cash charge on capitalized installation and delivery(7)	1,441	—	—
Non-cash charges and loss on disposition of assets(8)	234	—	—
Contract cancellation fee	—	—	—
Other adjustments(9)	1,358	—	(72)
Adjusted EBITDA	$66,267	$(1,402)	$(2,518)
(1) Exclusive of depreciation and amortization.
(2) Non-cash expense related to the accretion of contract rights under development agreements and placement fees.
(3) Non-cash expense related to the value of stock options held by employees of Cadillac Jack. The stock options entitled the holder to purchase shares of Amaya Inc., the former global parent of Cadillac Jack, based on the holder’s continued employment at Cadillac Jack through the vesting date, which was
November 29, 2015.
(4)Acquisitions & integration related costs primarily relate to costs incurred after the purchase of businesses, such as the purchase of Cadillac Jack and AGSi, to integrate operations and obtain costs synergies. Restructuring and severance costs primarily relate to costs incurred through the restructuring of the
Company’s former operations in Toronto, Canada and other employee severance costs recognized in the periods presented.
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
(8) Non-cash charges and loss on disposition of assets are primarily composed of non-cash inventory obsolescence charges for inventory associated with older generation cabinets.
(9) Other adjustments are primarily composed of professional fees incurred by the Company for projects, corporate and public filing compliance, contract cancellation fees, and other costs deemed to be non-recurring in nature.

Electronic Gaming Machines

Year Ended December 31, 2017 compared to the Year Ended December 31, 2016

	Year ended December 31,		$		%
	2017	2016	Change		Change
EGM Segment Revenue:
Gaming operations	$158,335	$144,510	$13,825		9.6%
Equipment sales	41,596	11,897	29,699	1	249.6%
Total EGM revenues	$199,931	$156,407	$43,524	2	27.8%

EGM adjusted EBITDA	$107,785	$91,729	$16,056		17.5%

EGM unit information:
Domestic installed base, end of period	16,078	13,953	2,125		15.2%
International installed base, end of period	7,727	6,898	829		12.0%
Total installed base, end of period	23,805	20,851	2,954		14.2%

Domestic revenue per day	$25.77	$24.74	$1.03		4.2%
International revenue per day	$8.31	$9.23	$(0.92)		(10.0)%
Total revenue per day	$19.88	$19.78	$0.10		0.5%

EGM units sold (1)	2,565	465	2,100		451.6%
Average sales price (1)	$16,329	$14,897	$1,432		9.6%
(1) Does not include the sale of approximately 850 older generation gaming machines in secondary markets in 2016.

Gaming Operations Revenue

The increase in gaming operations revenue was primarily due to the increase in our EGM installed base of approximately 600 domestic units, which is primarily attributable to the continued success of our ICON cabinet and the popularity of our new Orion cabinet, as well as the purchase of approximately 1,500 EGMs from Rocket in December 2017 as described in as described in Item 15 “Exhibits and Financial Statement Schedules” Note 2 to our consolidated financial statements. In addition, the increase is also attributed to the increase of approximately 800 international EGM units, which is attributable to the to our gaining market share in under serviced markets within Mexico. We also had an increase in our domestic EGM revenue per day driven by our new product offerings, recently entered jurisdictions and through the optimization of our installed base by installing our newer and more competitive game content on our EGMs. Although the Company has experienced a decrease in participation share rates for gaming revenue received pursuant to participation agreements with certain Native American tribal customers, player demand, driven by the Company’s newer and more competitive game content, has offset the effects of decreased participation share rates and domestic EGM revenue per day has increased in total.

Equipment Sales

The increase in equipment sales is due to the sale of 2,565 units in the year ended December 31, 2017, compared to 465 units in the prior year period. The increase in the number of units sold is primarily attributable to the continued success of our ICON cabinet and the newly released Orion cabinet and our growth in the Class III market in which many customers prefer to buy rather than lease EGMs. The increase was also attributable to an increase in the average sales price compared to the prior year period driven by the pricing of our premium Orion cabinet. The increase in equipment sales was offset by a decrease in revenues from the sale of nontransferable and nonexclusive licenses of certain licensed game content to a third party for $4.3 million in the prior year period that was not present in the current year period.

EGM Adjusted EBITDA

EGM adjusted EBITDA includes the revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write downs and other charges, accretion of placement fees, as well as other costs. See Item 15 “Exhibits and Financial Statement Schedules” Note 14 for further explanation of adjustments. The increase in EGM adjusted EBITDA is attributable to the increases in revenue described above, and offset by increased adjusted selling, general and administrative expenses of $4.9 million and increased research and development expenses of $3.0 million, both driven by the increase in salaries and benefit costs due to increased headcount. The increase in revenue was further offset by increased adjusted cost of equipment sales of $19.5 million due to higher sales volume.

Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

	Year ended December 31,		$	%
	2016	2015	Change	Change
EGM Segment Revenue:
Gaming operations	$144,510	$113,496	$31,014	27.3%
Equipment sales	11,897	6,121	5,776	94.4%
Total EGM revenues	$156,407	$119,617	$36,790	30.8%

EGM adjusted EBITDA	$91,729	$66,267	$25,462	38.4%

EGM unit information:
Domestic installed base, end of period	13,953	13,139	814	6.2%
International installed base, end of period	6,898	6,112	786	12.9%
Total installed base, end of period	20,851	19,251	1,600	8.3%

Domestic revenue per day	$24.74	$24.33	$0.41	1.7%
International revenue per day	$9.23	$9.83	$(0.60)	(6.1)%
Total revenue per day	$19.78	$20.93	$(1.15)	(5.5)%

EGM units sold (1)	465	203	262	129.1%
Average sales price (1)	$14,897	$16,498	$(1,601)	(9.7)%
(1) Does not include the sale of approximately 850 older generation gaming machines in secondary markets in 2016.

Gaming Operations Revenue

The increase in gaming operations is primarily attributable to the inclusion of Cadillac Jack for the entire year ended December 31, 2016, compared to just seven months in the prior year period. The inclusion of Cadillac Jack increased our EGM installed base by approximately 10,500 units in May of 2015 when it was acquired. The increase was also attributable to a year over year increase of over 1,600 units in the Company’s total EGM installed base. The Company’s domestic installed base increased over 800 units compared to the prior year period, which is primarily attributable to the popularity of the Company’s new ICON cabinets, as well as revenue synergies through the optimization of the Company’s installed base by installing newer and more competitive game content on the Company’s EGMs. To a lesser extent, the increase in revenue was attributable to an increase in domestic revenue per day from $24.33 to $24.74, offset by a decrease in international revenue per day from $9.83 to $9.23. EGM revenue per day decreased in total. The decrease is primarily attributable to the inclusion of Cadillac Jack’s Mexico installed base, which generates lower revenues per day than the Company’s historical installed base. Although the Company has experienced a decrease in domestic participation share rates for gaming revenue received pursuant to participation agreements with Native American tribal customers, player demand, driven by newer and more competitive game content, has offset the effects of decreased participation share rates. Current period results have been negatively impacted by $3.6 million relating to foreign currency fluctuations compared to the prior year period.

Equipment Sales

The increase in equipment sales is primarily due to the sale of 465 units in the in 2016, compared to 203 units in the prior year period, offset by a 9.7% decrease in the average sales prices of units sold. Equipment sales also increased due to an increase in revenues from the sale of nontransferable and nonexclusive licenses of certain licensed game content to a third party for $4.3 million in 2016 compared to $2.2 million in 2015. The increase in the number of units sold is primarily attributable to the success of our new ICON cabinet and our growth in the Class III market in which many customers prefer to buy rather than lease EGMs.

EGM Adjusted EBITDA

EGM adjusted EBITDA includes the revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write downs and other charges, accretion of placement fees, non-cash stock compensation expense, as well as other costs. See Item 15 “Exhibits and Financial Statement Schedules” Note 14 for further explanation of adjustments. The increase in EGM adjusted EBITDA is attributable to the inclusion of Cadillac Jack for the entire year of 2016, compared to just seven months in the prior year period. The inclusion of Cadillac Jack increased our revenues as discussed above, which was offset by related increases in our adjusted operating expenses. To a lesser extent, the increased installed base of 20,851 EGM units compared to 19,251 units in the prior year period, as well as increased installed base of 1,500 table games compared to 203 in the prior year period resulted in higher maintenance costs. Since the acquisition of Cadillac Jack, we have implemented several integration-related initiatives and have realized synergies in revenues and operating expenses, which has also increased our EGM adjusted EBITDA.

Table Products

Year Ended December 31, 2017 compared to the Year Ended December 31, 2016

	Year ended December 31,		$		%
	2017	2016	Change		Change
Table Products Segment Revenue:
Gaming operations	$3,958	$2,622	$1,336		51.0%
Equipment sales	107	52	55	1	105.8%
Total Table Products revenues	$4,065	$2,674	$1,391	2	52.0%

Table Products adjusted EBITDA	$(528)	$(1,663)	$1,135		68.3%

Table Products unit information:
Table products installed base, end of period	2,400	1,500	900		60.0%
Average monthly lease price	$171	$194	$(23)		(11.9)%

Gaming Operations Revenue

The increase in Table Products gaming operations revenue is attributable to the increase in the Table Products installed base to 2,400 units compared to 1,500 units in the prior year period. The newly acquired 493 installs from the In Bet acquisition, our side bets, and most notably Buster Blackjack, are the primary driver of the increase in the Table Products revenue and installed base compared to the prior year period. See Item 15. “Exhibits and Financial Statement Schedules”
Note 2 for a description of the In Bet acquisition. The increase is offset by a decrease in the average monthly lease price driven by a shift in product mix.

Tables Products Adjusted EBITDA

Table Products adjusted EBITDA includes the revenues and operating expenses from the Table Products segment adjusted for depreciation, amortization, write downs and other charges, as well as other costs. See Item 15 “Exhibits and Financial Statement Schedules” Note 14 for further explanation of adjustments. The increase in Table Products adjusted EBITDA is attributable to the increases in revenue described above and a decrease in adjusted cost of gaming operations and equipment sales of $0.1 million. The Table Products segment began its operations in mid-2014 and it has continued to grow through the addition of headcount and purchases of intellectual property from third parties.

Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

	Year ended December 31,		$	%
	2016	2015	Change	Change
Table Products Segment Revenue:
Gaming operations	$2,622	$1,514	$1,108	73.2%
Equipment sales	52	158	(106)	(67.1)%
Total Table Products revenues	$2,674	$1,672	$1,002	59.9%

Table Products adjusted EBITDA	$(1,663)	$(1,402)	$(261)	(18.6)%

Table Products unit information:
Table products installed base, end of period	1,500	815	685	84.0%
Average monthly lease price	$194	$171	$23	13.5%

Gaming Operations Revenue

The increase in tables gaming operations revenue is attributable to the increase in the table product installed base, which increased to 1,500 units at December 31, 2016 compared to 815 at December 31, 2015. Our side bets, and most notably Buster Blackjack, are the primary driver of the increase in the Table Products installed base year over year.

Tables Products Adjusted EBITDA

Table Products adjusted EBITDA includes the revenues and operating expenses from the Table Products segment adjusted for depreciation, amortization, write downs and other charges, as well as other costs. See Item 15 “Exhibits and Financial Statement Schedules” Note 14 for further explanation of adjustments. The decrease in Table Products adjusted EBITDA is attributable to an increase in adjusted operating expenses of $0.8 million, driven by $0.5 million increase in adjusted salary and benefits expense as a result of additional headcount in the sales, service, and research and development staff of this segment and $0.3 million increase in adjusted professional and consulting fees. The decrease in Table Products adjusted EBITDA was also attributable to a $0.5 million increase in adjusted COGS related to the increased installed base. During 2016, we incurred development time and expenses related to our newly introduced card shuffler, “DEX.” The Table Products segment began its operations in mid-2014 and it has continued to grow through the addition of headcount and purchases of intellectual property from third parties. These increases in expenses were offset by the increase in gaming operations revenues discussed above.

Interactive

Year Ended December 31, 2017 compared to the Year Ended December 31, 2016

	Year ended December 31,		$	%
	2017	2016	Change	Change
Interactive Segment Revenue:
Gaming operations	$7,959	$7,725	$234	3.0%
Total Interactive revenues	$7,959	$7,725	$234	3.0%

Interactive adjusted EBITDA	$(416)	$(4,727)	$4,311	91.2%

Interactive unit information:
Average MAU(1)	192,835	209,840	(17,005)	(8.1)%
Average DAU(2)	37,542	41,478	(3,936)	(9.5)%
ARPDAU(3)	$0.57	$0.48	$0.09	18.8%

(1) MAU = Monthly Active Users and is a count of unique visitors to our sites during a month
(2) DAU = Daily Active Users, a count of unique visitors to our sites during a day
(3) ARPDAU = Average daily revenue per DAU is calculated by dividing revenue for a period by the DAU for the period by the number of days for the period

Gaming Operations Revenue

The increase in interactive gaming operations revenue is attributable to increases in B2C revenue of $0.1 million, which are driven by a 18.8% increase in ARPDAU for the year ended December 31, 2017 when compared to the prior year period, and to a lessor extent, increases in Business-to-business (“B2B”) revenue. These increases were offset by a decrease of 9.5% in average DAU driven by decreased user acquisition costs in efforts to optimize marketing spend.

Interactive Adjusted EBITDA

Interactive adjusted EBITDA includes the revenues and operating expenses from the Interactive segment adjusted for depreciation, amortization, write downs and other charges, as well as other costs. See Item 15 “Exhibits and Financial Statement Schedules” Note 14 for further explanation of adjustments. The increase in interactive adjusted EBITDA is attributable to a decrease in adjusted operating expenses of $4.2 million primarily driven by decreased marketing and user acquisition costs. These decreases in adjusted operating expenses were complimented by the increase in gaming operations revenues discussed above.

Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

	Year ended December 31,		$	%
	2016	2015	Change	Change
Interactive Segment Revenue:
Gaming operations	$7,725	$2,003	$5,722	285.7%
Total Interactive revenues	$7,725	$2,003	$5,722	285.7%

Interactive adjusted EBITDA	$(4,727)	$(2,518)	$(2,209)	(87.7)%

Interactive unit information:
Average MAU(1)	209,840	158,376	51,464	32.5%
Average DAU(2)	41,478	29,768	11,710	39.3%
ARPDAU(3)	$0.48	$0.35	$0.13	37.1%

(1) MAU = Monthly Active Users and is a count of unique visitors to our sites during a month
(2) DAU = Daily Active Users, a count of unique visitors to our sites during a day
(3) ARPDAU = Average daily revenue per DAU is calculated by dividing revenue for a period by the DAU for the period by the number of days for the period

Gaming Operations Revenue

The increase in interactive gaming operations revenue is attributable to the purchase of AGSi in June 2015. This segment was created through the purchase of AGSi and therefore had no operations prior to June 2015. The increase is attributable to the inclusion of AGSi for twelve months in 2016 compared to six months in the prior year period, as well as the combined effect of an increase in active users and average daily revenue. Additionally, gaming operations revenue has also grown due to the use of traditional EGM content in our Interactive social casino apps, such as Lucky Play Casino.

Interactive Adjusted EBITDA

Interactive adjusted EBITDA includes the revenues and operating expenses from the Interactive segment adjusted for depreciation, amortization, write downs and other charges, as well as other costs. See Item 15 “Exhibits and Financial Statement Schedules” Note 14 for further explanation of adjustments. The decrease in Interactive adjusted EBITDA is attributable to the inclusion of AGSi for the entire year ended December 31, 2016, compared to just six months in the prior year period. The decrease in interactive adjusted EBITDA is also attributable to an increase in adjusted operating expenses of $6.3 million, driven by increases in user acquisition and marketing costs to attract active users of our apps of $4.9 million, increases in salary expenses of $1.0 million and increases in professional and consulting fees of $0.8 million. The decrease was also due to increases in cost of gaming operations of $1.6 million, which is related to increased platform provider fees. These increases in adjusted operating expenses were offset by the increase in gaming operations revenues discussed above.

Adjusted EBITDA

We have provided total adjusted EBITDA in this Form 10-K because we believe such measure provides investors with additional information to measure our performance.

We believe that the presentation of total adjusted EBITDA is appropriate to provide additional information to investors about certain material non-cash items that we do not expect to continue at the same level in the future, as well as other items we do not consider indicative of our ongoing operating performance. Further, we believe total adjusted EBITDA provides a meaningful measure of operating profitability because we use it for evaluating our business performance, making budgeting decisions, and comparing our performance against that of other peer companies using similar measures. It also provides management and investors with additional information to estimate our value.

Total adjusted EBITDA is not a presentation made in accordance with GAAP. Our use of the term total adjusted EBITDA may vary from others in our industry. Total adjusted EBITDA should not be considered as an alternative to operating income or net income. Total adjusted EBITDA has important limitations as an analytical tool, and you should not consider it in isolation or as a substitute for the analysis of our results as reported under GAAP.

Our definition of total adjusted EBITDA allows us to add back certain non-cash charges that are deducted in calculating net income and to deduct certain gains that are included in calculating net income. However, these expenses and gains vary greatly, and are difficult to predict. They can represent the effect of long-term strategies as opposed to short-term results. In addition, in the case of charges or expenses, these items can represent the reduction of cash that could be used for other corporate purposes.

Due to these limitations, we rely primarily on our GAAP results, such as net loss, (loss) income from operations, EGM Adjusted EBITDA, Table Products Adjusted EBITDA or Interactive Adjusted EBITDA and use Total adjusted EBITDA only supplementally.

The following tables set forth total adjusted EBITDA and a reconciliation to the nearest GAAP measure:

Year Ended December 31, 2017 compared to the Year Ended December 31, 2016

	Year ended December 31,		$	%
	2017	2016	Change	Change
Net Income	$(45,106)	$(81,374)	$36,268	(44.6)%
Income tax (benefit)	(1,889)	(3,000)	1,111	(37.0)%
Depreciation and amortization	71,649	80,181	(8,532)	(10.6)%
Other (income) expense	(2,938)	7,404	(10,342)	(139.7)%
Interest income	(108)	(57)	(51)	89.5%
Interest expense	55,511	59,963	(4,452)	(7.4)%
Write downs and other	4,485	3,262	1,223	37.5%
Loss on extinguishment and modification of debt	9,032	—	9,032	100.0%
Other adjustments	2,890	1,809	1,081	59.8%
Other non-cash charges	7,794	8,860	(1,066)	(12.0)%
New jurisdiction and reg licensing costs	2,062	1,315	747	56.8%
Legal & litigation expenses incl sett pay	523	1,565	(1,042)	(66.6)%
Acquisition & integration related costs	2,936	5,411	(2,475)	(45.7)%
Adjusted EBITDA	$106,841	$85,339	$21,502	25.2%

Adjusted EBITDA

The increase in adjusted EBITDA was primarily due to the contribution from the EGM segment, which was driven by increased revenue from the continued success of our ICON cabinet and the popularity of our new Orion cabinet. Secondarily, the increase was due to decreased adjusted operating expenses of $4.1 million from our Interactive segment driven by decreased marketing and user acquisition costs described above. To a lesser extent, the increase was driven by the increase in revenue from our Table Products segment which reached positive adjusted EBITDA in the fourth quarter of 2017 driven by the In Bet acquisition and increased installed base of our side bets , most notably Buster Blackjack.

Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

	Year ended December 31,		$	%
	2016	2015	Change	Change
Net Income	$(81,374)	$(38,545)	$(42,829)	111.1%
Income tax (benefit)	(3,000)	(36,089)	$33,089	(91.7)%
Depreciation and amortization	80,181	61,662	$18,519	30.0%
Other (income) expense	7,404	3,635	$3,769	103.7%
Interest income	(57)	(82)	$25	(30.5)%
Interest expense	59,963	41,642	$18,321	44.0%
Write downs and other	3,262	11,766	$(8,504)	(72.3)%
Other adjustments	1,809	1,286	$523	40.7%
Other non-cash charges	8,860	7,082	$1,778	25.1%
New jurisdiction and reg licensing costs	1,315	256	$1,059	413.7%
Legal & litigation expenses incl sett pay	1,565	1,916	$(351)	(18.3)%
Acquisition & integration related costs	5,411	7,818	$(2,407)	(30.8)%
Adjusted EBITDA	$85,339	$62,347	$22,992	36.9%

Adjusted EBITDA

The increase in adjusted EBITDA was primarily due to the contribution from the EGM segment, which was driven the inclusion of Cadillac Jack for the entire year of 2016, compared to just seven months in the prior year period as described above. To a lesser extent, the increase was due to the increase in our domestic installed base driven by the successful launch of the ICON cabinet in 2016. These increases were offset by decreases from our Interactive segment which had been recently acquired in 2015 and in which we invested in marketing costs in 2016. To a lesser extent, we had decreases from our Table Products segment attributable to an increase in adjusted operating expenses described above.

Liquidity and Capital Resources

We expect that primary ongoing liquidity requirements for the year ending December 31, 2018 will be for operating capital expenditures for the purchase of property and equipment (“PP&E”) of between $40 million and $50 million, capitalized software development and other expenditures of approximately $10 million, working capital, debt servicing, operating expenses and other customer acquisition activities. Our PP&E capital expenditures include growth expenditures related to manufacturing new product for lease, maintenance expenditures to refurbish existing leased cabinets and the remainder for corporate-level capital expenditure needs. We expect to finance these liquidity requirements through a combination of cash on hand and cash flows from operating activities.

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

As of December 31, 2017, we had $19.2 million in cash and cash equivalents and $30.0 million available under our revolving credit facility, all of which could have been drawn without violating the covenants under our debt agreements. Based on our current business plan, we believe that our existing cash balances, cash generated from operations and availability under the revolving credit facility will be sufficient to meet our anticipated cash needs for at least the next twelve months. As of December 31, 2017, we are in compliance with the required covenants of our debt instruments, including the maximum net first lien leverage ratio. However, our future cash requirements could be higher than we currently expect as a result of various factors. Our ability to meet our liquidity needs could be adversely affected if we suffer adverse results of operations, or if we violate the covenants and restrictions to which we are subject under our debt instruments. Additionally, our ability to generate sufficient cash from our operating activities is subject to general economic, political, regulatory, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under our existing credit facility in an amount sufficient to enable us to pay our service or repay our indebtedness or to fund our other liquidity needs, and we may be required to seek additional financing through credit facilities with other lenders or institutions or seek additional capital through private placements or public offerings of equity or debt securities.

Indebtedness

First Lien Credit Facilities

On June 6, 2017, AP Gaming I, LLC (the “Borrower”), a wholly owned indirect subsidiary of the Company, entered into a first lien credit agreement, providing for $450.0 million in term loans and a $30.0 million revolving credit facility (the “First Lien Credit Facilities”).  The proceeds of the term loans were used primarily to repay the Existing Credit Facilities (as defined below), the AGS Seller Notes (as defined below) and the Amaya Seller Note (as defined below), to pay for the fees and expenses incurred in connection with the foregoing and otherwise for general corporate purposes.

On December 6, 2017 the Borrower entered into incremental facilities for $65.0 million in term loans.  The net proceeds of the Incremental Term Loans were used to finance the acquisition of approximately 1,500 Class II electronic gaming machines and related assets operated by Rocket Gaming Systems, LLC, to pay fees and expenses in connection therewith and for general corporate purposes.  The Incremental Term Loans have the same terms as the Borrower’s existing term loans initially borrowed under the Credit Agreement on June 6, 2017, described above.

An additional $1.0 million in loan costs was incurred related to the issuance of the incremental facilities. Given the composition of the lender group, the transaction was accounted for as a debt modification and, as such, $0.9 million in third party costs were expensed and included in the loss on extinguishment and modification of debt, the remaining amount was capitalized and will be amortized over the term of the agreement.

On February 8, 2018, the Borrower completed the repricing of its existing $513 million term loans under its First Lien Credit Agreement (the “Term Loans”). The Term Loans were repriced from 550 basis points to 425 basis points over LIBOR. The LIBOR floor remains at 100 basis points. As a result of the repricing, the Borrower expects to realize annual cash interest savings of approximately $6.4 million. The repriced Term Loans continue to be due in full in February 2024.

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

Subsequent to the end of the year, the interest rate on the term loans under the First Lien Credit Agreement was decreased, which is described in Item 15 “Exhibits and Financial Statement Schedules” Note 16.

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

The A&R Note Purchase Agreement governed the Company’s previously issued 11.25% senior secured PIK notes (the “Notes”), $115.0 million of which had been issued to the Holder at an issue price of 97% of the principal amount thereof to the Holder in a private placement exempt from registration under the Securities Act of 1933, as amended.  The A&R Note Purchase Agreement extended the maturity of the Notes to May 28, 2024 and modified the terms of the Notes to, among other things, account for the repayment of the AGS Seller Notes and the Amaya Seller Note.

The Notes remained secured by the Company’s equity in its subsidiary AP Gaming, Inc., subject to certain limitations including those imposed by gaming laws, and were unconditionally guaranteed by the Subsidiary Guarantor. Interest on the Notes accrued at a rate of 11.25% per annum.  The Company could elect to pay interest due on the Notes in cash, by increasing the principal of the outstanding Notes or by issuing new Notes (“PIK interest”) for the entire amount of the interest payment or by paying interest partially in cash and partially in PIK interest.  Interest on the Notes accrued from the date of issuance and was payable on the dates described in more detail in the A&R Note Purchase Agreement.

The Notes contained limitations on additional indebtedness, guarantees, incurrence of liens, investments and distributions, as defined, some of which were modified in the A&R Note Purchase Agreement.  The Notes also contained customary events of default included in similar transactions, including, among others, failure to make payments when due, acceleration of other material indebtedness, breach of covenants, breach of representations and warranties, involuntary or voluntary bankruptcy, and material judgments. At December 31, 2017, the Notes totaled $149.6 million, which included capitalized interest of $37.6 million.

Subsequent to the end of the year, senior secured PIK notes were redeemed and paid in full, which is the transaction described in Item 15 “Exhibits and Financial Statement Schedules” Note 16.

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

The following table summarizes our historical cash flows (in thousands):

	Year ended December 31,
	2017	2016	2015
Cash Flow Information:
Net cash provided by operating activities	$44,008	$34,493	$9,403
Net cash used in investing activities	(120,811)	(40,629)	(401,850)
Net cash (used in) provided by financing activities	78,054	(11,603)	417,547
Effect of exchange rates on cash and cash equivalents	14	(6)	(58)
Increase (decrease) in cash and cash equivalents	$1,265	$(17,745)	$25,042

Operating activities

The Company has historically produced a loss from operations, which is primarily due to the intensive capital nature of the business and the resulting depreciation and amortization expense. In 2017, net cash provided by operating activities increased by $9.5 million, from $34.5 million for the year ended December 31, 2016 to $44.0 million for the year ended December 31, 2017. This increase is primarily due to changes in net working capital, which were driven by several factors. Increased sales volume contributed to a $5.2 million change in accounts receivable. Additionally, increased production activity and purchases of gaming equipment resulted in a $4.1 million change in accounts payable, a $2.6 million change in prepaid expenses, and to a lesser extent a $1.9 million change in inventory. A change in other non-current assets of $2.8 million was primarily related to the change in the balance of the indemnification receivable. Other working capital changes and income from operating activities excluding non-cash expenses increased by $26.2 million.

In 2016, net cash provided by operating activities increased by $25.1 million, from $9.4 million for the year ended December 31, 2015 to $34.5 million for the year ended December 31, 2016. This increase is primarily due to changes in net working capital, which were driven by several factors. Increased production activity and purchases of gaming equipment resulted in a $17.3 million change in accounts payable and accrued liabilities, a change in deposits and other assets of $11.8 million was primarily related to the expensing of the $8.3 million asset related to the value of stock options held by employees of Cadillac Jack that is described in Item 15. “Exhibits and Financial Statement Schedules” Note 2 and other working capital changes, and income from operating activities excluding non-cash expenses increased by $20.2 million. In the prior year we incurred transaction related expenses for the Cadillac Jack and AGSi acquisitions.

Investing activities

Net cash used in investing activities for the year ended December 31, 2017 was $120.8 million compared to $40.6 million in the prior year period, representing an increase of $80.2 million. The increase was primarily due to the increase in business acquisitions, net of cash acquired of $63.9 million as described in Item 15. “Exhibits and Financial Statement Schedules” Note 2. The increase was also due to the increase in the purchase of property and equipment of $15.7 million and software development and other expenditures of $1.1 million.

Net cash used in investing activities for the year ended December 31, 2016, was $40.6 million compared to $401.9 million for the year ended December 31, 2015, representing a decrease of $361.2 million. The decrease was primarily due to decreases in business acquisitions, net of cash acquired, purchases of intangible assets of $4.8 million offset by increases in the purchase of property and equipment of $17.6 million. In the prior year, we conducted two significant business acquisitions, as as described in as described in Item 1. “Financial Statements” Note 2 to our consolidated financial statements contained elsewhere herein. We also paid $40.7 million for capital expenditures during the year ended December 31, 2016, of which $7.7 million was for maintenance capital expenditures.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2017, was $78.1 million compared to cash used of $11.6 million for the year ended December 31, 2016, representing an increase of $89.7 million. The increase was primarily due to proceeds from the issuance of our term loans of our first lien credit facilities of $448.7 million and incremental term loans for $65.0 million, and offset by the repayment of our senior secured credit facilities of $410.7 million, repayment of our Sellers Notes of $12.4 million, principal payments on our first lien credit facilities of $4.6 million, payments on equipment long term note payable and capital leases of $2.4 million, and deferred offering costs paid of $0.7 million.

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

Significant Accounting Policies and Critical Estimates

Critical Accounting Estimates

Our consolidated financial statements are prepared in conformity with generally accepted accounting principles (“GAAP”) generally accepted in the United States of America. Accordingly, we are required to make estimates incorporating judgments and assumptions we believe are reasonable based on our historical experience, contract terms, trends in our company and the industry as a whole, as well as information available from other outside sources. Our estimates affect amounts recorded in our consolidated financial statements and there can be no assurance that actual results will not differ from initial estimates. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Our accounting policies are more fully described in Note 1 to the consolidated financial statements, Description of Business and Summary of Significant Accounting Policies.

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

Business Combinations

We apply the provisions of ASC 805, Business Combinations, in the accounting for business acquisitions, such as the acquisitions of Cadillac Jack, AGSi, and Rocket. We recognize separately from goodwill the assets acquired and the liabilities assumed, at their acquisition date fair values and goodwill is defined as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Significant estimates and assumptions are required to value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable. The valuations relating to the acquisitions of Cadillac Jack, AGSi, and Rocket included significant estimates in the valuation of intangible assets that included trade names, brand names, customer relationships, and gaming software and technology platforms. These estimates are inherently uncertain and subject to refinement and typically include the calculation of an appropriate discount rate (Assumption #1) and projection of the cash flows (Assumption #2) associated with each acquired asset. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. In addition, deferred tax assets, deferred tax liabilities, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly based upon facts and circumstances that existed as of the acquisition date and any adjustments to its preliminary estimates are recorded to goodwill if identified within the measurement period. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

Assumptions/Approach used for Assumption #1: Fair value of identifiable tangible and intangible assets is based upon forecasted revenues and cash flows as well as the selected discount rate. In determining the appropriate discount rate, we incorporate assumptions regarding capital structure and return on equity and debt capital consistent with peer and industry companies.

Effect if Different Assumptions used for Assumption #1: Valuation of identifiable tangible and intangible assets requires judgment, including the selection of an appropriate discount rate. While we believe our estimates used to select an appropriate discount rate are reasonable, different assumptions could materially affect the measurement of fair value. The acquisitions of Cadillac Jack, AGSi, as well as historical acquisitions of the Company, have contained significant amounts of intangible assets and goodwill and a change in the discount rates used in the valuations of intangible assets in these acquisitions could have resulted in a change to intangible assets with an offsetting impact to goodwill.

Assumptions/Approach used for Assumption #2: Fair value of identifiable tangible and intangible assets is based upon forecasted revenues and cash flows. In developing estimated cash flows, we incorporate assumptions regarding future performance, including estimations of revenues, costs, and capital expenditures.

Effect if Different Assumptions used for Assumption #2: Valuation of identifiable tangible and intangible assets requires judgment, including estimations of cash flows, and determinations of fair value. In the Company’s valuation of intangible assets, we allocated the estimated cash flows of each business acquisition to the several individual intangible assets. While we believe our estimates of future cash flows are reasonable, different assumptions could materially affect the measurement of fair value. A change in the total estimated cash flows as well as the allocation of those cash flows to each intangible asset could have resulted in a change to the value assigned to intangible assets with an offsetting impact to goodwill.

Revenue Recognition

We evaluate the recognition of revenue based on the criteria set forth in the accounting guidance as more fully described in Note 1 to the consolidated financial statements, which contains a description of our revenue recognition policy for our revenue streams.

For the sale of gaming machines recorded in equipment sales revenue, judgment is often required to determine whether an arrangement consists of multiple deliverables, whether the delivered item has value to the customer on a standalone basis and, if applicable, the relative selling price used to allocate the arrangement fee to each deliverable. Certain sales arrangements of the Company may include the sale of gaming machines and the sale of game content conversion kits that may be delivered separately. Both deliverables have value to the customer on a standalone basis. The relative selling price of the undelivered elements, which is typically the game content conversion kits, is deferred and the remaining portion is allocated to the delivered item and is recognized as revenue. Such determination affects the timing of revenue recognition. In most arrangements, we establish a relative selling price of the delivered and undelivered elements based on our historical sales experience of the separate elements, for which we have historical standalone sales. We evaluate the primary use and functionality of each deliverable in determining whether a delivered item has standalone value and qualifies as a separate unit of accounting.

Judgment is required to determine whether there is sufficient history to prove assurance of collectability and whether pricing is fixed or determinable. Factors that we consider include the nature of our customers, our historical collection experience with the specific customer, the terms of the arrangement and the nature of the product being sold. Our product sales contracts do not include specific performance, cancellation, termination or refund-type provisions.

Determining whether certain of our products are within the scope of software revenue recognition and whether the software and non-software elements of these products function together to deliver the essential functionality can require judgment. Our determination dictates whether general revenue recognition guidance or software revenue recognition guidance applies and could impact the timing of revenue recognition. Our EGM hardware and game content software function together to deliver the product’s essential functionality and therefore we currently recognize revenue under general U.S. GAAP revenue recognition guidance.

Equipment Leases

Gaming operations revenue is earned by providing customers with gaming machines, gaming machine content licenses, back-office equipment and linked progressive systems, which are collectively referred to as gaming equipment, under participation arrangements. The participation arrangements convey the right to use the equipment (i.e. gaming machines and related integral software) for a stated period of time, which typically ranges from one to three years and then the contract continues on a month-to-month basis thereafter. In some instances, the Company will enter arrangements for longer periods of time; however, many of these arrangements include the ability of the customer to cancel the contract and return the games to the Company, a provision which renders the contracts effectively month-to-month contracts. Primarily due to these factors, our participation arrangements are accounted for as operating leases.

To a lesser extent, the Company has entered into lease arrangements with customers that contain minimum lease terms of greater than 75 percent of the economic life of the gaming machines, for which the present value of the minimum lease payments exceeds 90 percent of the fair value of the gaming machines, or that contain a bargain purchase option. These arrangements are also accounted for as operating leases due to the facts and circumstances surrounding each lease agreement that include the Company’s determination that the collectability of the minimum lease payments is not reasonably predictable or that there are important uncertainties surrounding the amount of unreimbursable costs yet to be incurred by the Company in the form of extended maintenance that the Company provides throughout the term of the lease.

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

Effect if Different Assumptions used for Assumption #1: Recording an allowance for doubtful accounts requires judgment. While we believe our estimates are reasonable, if actual cash collections fall below our expectations, we may need to record additional bad debt expense, which will increase our selling, general and administrative expense.

Inventories

Inventories consist primarily of parts and supplies that are used to repair and maintain machinery and equipment as well as EGMs in production and finished goods held for sale. Cost of inventories is determined using the first-in, first-out method for all components of inventory. We regularly review inventory quantities and update estimates for the net realizable value of inventories. This process includes examining the carrying values of parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose). Some of the factors involved in this analysis include the overall levels of the inventories, the current and projected sales levels for such products (Assumption #1), the projected markets for such products and the costs required to sell the products, including refurbishment costs. Changes in the assumptions or estimation could materially affect the inventory carrying value.

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

Effect if Different Assumptions used for Assumption #1: Although we believe our estimate of inventory usage are reasonable, different assumptions could materially affect the inventories net realizable value. If actual inventory usage is lower than our projections, additional inventory write-downs may be required, which will be recorded as a reduction to inventories and additional expense to the cost of gaming operations.

Property and Equipment

The cost of property and equipment, consisting of gaming machines, file servers and other support equipment as well as leasehold improvements, office and other equipment, is depreciated over their estimated useful lives, using the straight-line method. Repairs and maintenance costs are expensed as incurred. We routinely evaluate the estimated lives used to depreciate assets (Assumption #1). Upon the occurrence of a triggering event, we measure recoverability of assets to be held and used by comparing the carrying amount of an asset to future cash flows expected to be generated by the asset (Assumption #2). Our policy is to impair, when necessary, excess or obsolete gaming terminals on hand that we do not expect to be used. Impairment is based upon several factors, including estimated forecast of gaming terminal demand for placement into casinos. There were no events or circumstances noted in the year ended December 31, 2017 that indicated that the carrying amount of property and equipment may not be recoverable other than the write-down of older generation gaming machines described in Note 8 to our audited financial statements contained elsewhere herein.

Assumptions/Approach used for Assumption #1: The carrying value of the asset is determined based upon management’s assumptions as to the useful life of the asset, where the assets are depreciated over the estimated life on a straight line basis.

Effect if different assumptions used for Assumption #1: While we believe the useful lives that we use are reasonable, different assumptions could materially affect the carrying value of property and equipment, net, as well as the depreciation and amortization expense.

Assumptions/Approach used for Assumption #2: When we identify a triggering event, we estimate cash flows directly associated with the use of the gaming equipment to test recoverability and remaining useful lives based upon forecasted product revenues and cash flows. In developing estimated cash flows, we incorporate assumptions regarding future performance, including estimations of win per day and estimated installed units on lease. When the carrying amount exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the asset, we then compare the carrying amount to its current fair value. We recognize an impairment loss if the carrying amount of the asset exceeds its fair value.

Effect if Different Assumptions used for Assumption #2: Impairment testing requires judgment, including estimates of cash flows, and determinations of fair value. While we believe our estimates of future revenues and cash flows are reasonable, different assumptions such as projected win per day and projected installed units on lease could materially affect the measurement of the recoverability and fair value of property and equipment. If actual cash flows fall below initial forecasts, we may need to record additional amortization and/or impairment charges.

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

•	Intellectual property – these intangible assets represent the platform and titles acquired through business acquisitions and standalone purchases of patents and related technology.

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

When the estimated undiscounted cash flows are not sufficient to recover the intangible asset’s carrying amount, an impairment loss is measured to the extent the fair value of the asset is less than its carrying amount. There were no events or circumstances noted in the year ended December 31, 2017 that indicated that the carrying amount of definite-lived intangible assets may not be recoverable other than those described in Note 8 to our audited financial statements contained elsewhere herein.

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

The Company performed a qualitative assessment to determine if it was more likely than not that the fair value of the trade name was less than its carrying amount. In the assessment, we relied on several qualitative factors such as industry and macroeconomic conditions, as well as current projected cash flows and the prior year quantitative analysis, that concluded with a $86.1 million or 710% excess fair value over carrying value.

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

Assumptions/Approach used for Assumption #1: In the first step of the goodwill impairment test, we estimate the fair value of our reporting units and compare that to the carrying value. Fair value is based upon forecasted product revenues and cash flows. In developing estimated cash flows, we incorporate assumptions regarding future performance, including estimations of revenues, costs, and capital expenditures. When the carrying amount exceeds fair value, we recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value.

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

The Company performed an annual impairment test on each of its reporting units as of October 1, 2017. For the EGM and Table Product reporting units the test resulted in a significant amount of cushion between the fair value and carrying value of these reporting units.

For the Interactive reporting unit, which has a goodwill carrying value of $4.8 million, the Company performed a quantitative, or “Step 1” analysis. In performing the Step 1 goodwill impairment test for our Interactive reporting unit, we estimated the fair value of the Interactive reporting unit using an income approach that analyzed projected discounted cash flows. We used projections of revenues and operating costs with estimated growth rates during the forecast period, capital expenditures and cash flows that considered historical and estimated future results and general economic and market conditions, as well as the estimated impact of planned business and operational strategies. Consistent with the Company’s budgets, the historical results in 2015 and 2016 of this reporting unit have shown a declining adjusted EBITDA, which was expected due to the startup phase of this reporting unit. In 2017 adjusted EBITDA improved as a result of a reduction in the amount of expense incurred for marketing and user acquisition activities.In future years, when the business of this reporting unit is expected to generate positive results, the present value of projected cash flows exceeds its carrying value. The estimates and assumptions used in the discounted cash flow analysis included a terminal year long-term growth rate of 4.0% and an overall discount rate of 17% based on our weighted average cost of capital for the Company and premiums for the small size of the reporting unit and forecast risk.

The Step 1 analysis determined that the Interactive reporting unit’s fair value was greater than its carrying value. The difference between the fair value and the carrying value (“excess fair value”) was approximately 15% of the carrying value. If the discount rate were increased to 18% the excess fair value would have been approximately 6% of the carrying value. Some of the estimates and assumptions used by the Company are outside of the control of management. While we believe we have made reasonable estimates and assumptions to calculate the fair value of the Interactive reporting unit it is possible a material change could occur. If our actual results are not consistent with our estimates and assumptions used to calculate fair value, we may be required to perform an additional test at an interim date, which could result in an impairment to the Interactive reporting unit goodwill.

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

On December 22, 2017, President Trump signed the Tax Act into law, which significantly reformed the Internal Revenue Code of 1986, as amended. The new legislation, among other things, changed the U.S. federal tax rates (including permanently reducing the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate), allowed the expensing of capital expenditures, and put into effect the migration from a “worldwide” system of taxation to a territorial system. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact of the Tax Act on our consolidated financial statements may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act.

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

Contractual Obligations

The following table contains information on our contractual obligations and commitments as of December 31, 2017 (in thousands):

		Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Long term debt	$667,968	$7,359	$10,853	$10,303	$639,453
Interest payments	426,284	36,175	70,128	68,227	251,754
Operating leases	14,172	1,828	4,090	2,805	5,449
Other (1)	12,545	4,906	3,403	1,698	2,538
Total	$1,120,969	$50,268	$88,474	$83,033	$899,194
(1) “Other” includes placement fees payable, license fee agreement liabilities, contingent consideration to business combinations and other liabilities as described in as described in Item 15. “Exhibits and Financial Statement Schedules” of our consolidated financial statements.

$28.7 million of unrecognized tax benefits as of December 31, 2017 were not included in the table above. Due to the inherent uncertainty of the underlying tax positions, it is not practicable to assign this liability to any particular year.

Estimated interest payments on our debt as of December 31, 2017 are based on principal amounts outstanding, the stated interest rate as of December 31, 2017 and required principal payments through the maturity of the debt.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain market risks and uncertainties inherent in our operations. These market risks generally arise from transactions in the normal course of business. Our primary market risk exposures relate to interest rate risk and foreign currency exchange risks.

Interest Rates

Our primary exposure to market risk is interest rate risk associated with our long-term debt, which accrues interest at variable rates. Certain of our debt instruments accrue interest at LIBOR or the base rate, at our election, subject to an interest rate floor plus an applicable margin rate. In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt and equity capital to sustain our operations. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. As of December 31, 2017, approximately 23% of our debt were fixed-rate instruments. Assuming a constant outstanding balance for our variable-rate long term debt, a hypothetical 1% decrease in interest rates would decrease interest expense $1.8 million given our LIBOR floor on related debt, while a hypothetical 1% increase in interest rates would increase interest expense approximately $5.1 million.

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

We derived approximately 11.2% of our revenue from customers in Mexico. To date, we have not engaged in hedging activities intended to protect against foreign currency risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is contained in the financial statements listed in Item 15. “Exhibits and Financial Statement Schedules” of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Following careful deliberation and a competitive process among the large accounting firms, on July 6, 2016, the board of directors of the Company appointed PricewaterhouseCoopers, LLP (“PwC”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2016, effective July 6, 2016.

Also, on July 6, 2016, the board of directors dismissed Ernst & Young LLP (“EY”) as its independent registered public accounting firm. EY had served as the Company’s independent registered public accounting firm since 2013.

During the Company’s fiscal year ended December 31, 2015 and in the subsequent interim period through July 6, 2016, the date of EY’s dismissal, there were no “disagreements” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K) with EY on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure any of which that, if not resolved to the satisfaction of EY, would have caused EY to make reference to the subject matter of any such disagreement in connection with its reports.

In connection with the audit of the Company’s financial statements during the year ended December 31, 2015, and in the subsequent interim period through July 6, 2016, there was a “reportable event,” as that term is described in Item 304(a)(1)(v) of Regulation S-K related to a material weakness in the Company’s internal control over financial reporting as disclosed in the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2014 and as of December 31, 2013. The Company’s management concluded that as of December 31, 2013, March 31, 2014 and June 30, 2014, the Company’s internal control over financial reporting was not effective because of the existence of a material weakness related to the Company’s controls over the application of lease accounting principles to the initial direct costs incurred related to our operating leases and the useful lives of certain gaming machines deployed under operating lease arrangements. The Company determined this control deficiency represented a material weakness in its internal control over financial reporting.

While the deficiency in this instance did not result in a material misstatement of our financial statements, it was possible there could have been a material misstatement if the control deficiency was not remediated. Accordingly, management determined this control deficiency was remediated as of December 31, 2014, through the efforts disclosed in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2014.

EY’s audit reports on the Company’s consolidated financial statements as of and for the year ended December 31, 2015, did not contain an adverse opinion or disclaimer of opinion, and EY’s audit reports were not qualified or modified as to uncertainty, audit scope or accounting principles.

The Company provided EY with a copy of this Form 10-K prior to its filing with the SEC and requested EY to furnish to the Company a letter addressed to the SEC stating whether it agrees with the statements made above.

During the Company’s fiscal year ended December 31, 2015, and the subsequent interim period through July 6, 2016, neither the Company, nor anyone on its behalf, consulted with PwC regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s consolidated financial statements; and as such, no written report or oral advice was provided, and none was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issues; or (ii) any matter that was either the subject of a “disagreement” or a “reportable event” (within the meaning of Item 304(a)(1)(iv) and Item 304(a)(1)(v) of Regulation S-K, respectively).

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2017 covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management has performed an assessment according to the 2013 Internal Control-Integrated Framework established by COSO. Based on the assessment, management has concluded that our system of internal control over financial reporting, as of December 31, 2017, is effective. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

An attestation report of the Company’s internal control over financial reporting by our independent registered public accounting firm is not included as non-accelerated filers are exempt from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the names, ages, positions, and biographical information of the executive officers of AGS LLC and the executive officers and directors of the Company at March 1, 2018.

AGS LLC

Name	Age	Position
David Lopez	44	Chief Executive Officer
Kimo Akiona	44	Chief Financial Officer
Victor Gallo	51	General Counsel, Secretary and Compliance Officer
Sigmund Lee	46	Chief Technology Officer

PlayAGS, Inc.

Name	Age	Position
David Lopez	44	Chief Executive Officer, President and Director
Kimo Akiona	44	Chief Financial Officer, Chief Accounting Officer and Treasurer
Victor Gallo	51	General Counsel, Secretary and Compliance Officer
Sigmund Lee	46	Chief Technology Officer
David Sambur	37	Director and Chairman
Daniel Cohen	30	Director
Eric Press	51	Director
Yvette E. Landau	60	Director
Adam Chibib	51	Director

The following are brief biographies describing the backgrounds of the executive officers of AGS LLC and the executive officers and directors of the Company.

David Lopez. Mr. Lopez has served as the Chief Executive Officer of AGS and Chief Executive Officer and President of the Company since February 3, 2014. Mr. Lopez has also served on the board of the Company since May 2017. Mr. Lopez most recently served as President and Chief Executive Officer of Global Cash Access, Inc., which he joined in May 2012. Prior to his role at Global Cash Access, Inc., Mr. Lopez served as Chief Operating Officer of Shuffle Master Inc. from November 2010 until May 2012. Mr. Lopez joined Shuffle Master Inc. in February 1998 and held various positions within the organization during his 14-year tenure, including Interim CEO, Executive Vice President, President of the Americas, Vice President of Product Management, as well as serving as a member of its board of directors from November 2010 until May 2012. Mr. Lopez is a graduate of the University of Nevada, Las Vegas with a B.S. in Business Administration.

Kimo Akiona. Mr. Akiona serves as Chief Financial Officer of AGS and Treasurer, Chief Financial Officer and Chief Accounting Officer of the Company. Mr. Akiona was appointed to serve as Treasurer of the Company and Chief Financial Officer of AGS on February 23, 2015. Mr. Akiona, most recently served as Senior Vice President and Corporate Controller of SHFL entertainment, Inc. and Bally Technologies, Inc. Mr. Akiona joined SHFL entertainment, Inc. in December 2005 and held various positions within the organization’s finance and accounting department during his tenure, including Vice President and Corporate Controller and Director of SEC Reporting. Mr. Akiona is a graduate of University of Nevada, Las Vegas with a B.S. in Business Administration with a concentration in accounting.

Victor Gallo. Mr. Gallo joined AGS in February 2010 as Vice President, Licensing and Compliance and Compliance Officer and currently serves as the Company’s General Counsel, Secretary, and Compliance Officer. Previously, Mr. Gallo was General Counsel and Vice President of Business Development for Youbet.com (NASDAQ: UBET), and Vice President of Legal and Compliance and Corporate Counsel for Konami Gaming, Inc. Mr. Gallo has also worked as a patent attorney in private practice, and as an active duty Captain in the U.S. Air Force Judge Advocate General Corps. Mr. Gallo received his Bachelor of Science degree in Aerospace Engineering from the University of Southern California and a Juris Doctor from the University of the Pacific.

Sigmund Lee. Mr. Lee was appointed to serve as Chief Technology Officer of AGS, on July 1, 2015. Mr. Lee most recently served as Chief Technology Officer of Cadillac Jack. Mr. Lee joined Cadillac Jack in 2006 and served as their Chief Technology Officer during his tenure. Prior to his role at Cadillac Jack, Mr. Lee served as the Vice President of Engineering for Bally Technologies. Mr. Lee is a graduate of Georgia State University.

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

Daniel Cohen. Mr. Cohen has served as a member of the board of the Company since May 2017. Mr. Cohen is a Principal at Apollo, having joined in 2012. Mr. Cohen has focused on private equity investments across a wide range of industries and has experience in financing, analyzing and investing in public and private companies. Prior to joining Apollo, Mr. Cohen was a generalist in investment banking at Moelis & Company. Mr. Cohen serves on the board of directors of Constellation Club Holdings, Inc. Mr. Cohen graduated magna cum laude from the Wharton School at the University of Pennsylvania with a B.S. in Economics, concentrating in Finance and Management.

Eric Press. Mr. Press is a designee of Apollo and was appointed to serve as a member of the board of the Company upon completion of the initial public offering. Mr. Press is a Senior Partner at Apollo. In his 18 years with Apollo, he has been involved in many of the firm’s investments in basic industrials, metals, lodging/gaming/leisure and financial services. Prior to joining Apollo in 1998, Mr. Press was associated with the law firm of Wachtell, Lipton, Rosen & Katz, specializing in mergers, acquisitions, restructurings, and related financing transactions. From 1987 to 1989, Mr. Press was a consultant with The Boston Consulting Group, a management consulting firm focused on corporate strategy. Mr. Press currently serves on the boards of directors of Apollo Commercial Real Estate Finance, Inc., Princimar Chemical Holdings, RegionalCare Hospital Partners, ADT Inc. and Constellis Holdings. In the last five years, Mr. Press has served on the boards of directors for Verso Paper Corp., Affinion Group Holdings, Inc., Noranda Aluminum Holding Corporation, Athene Holding Ltd., and Metals USA Holdings Corp. Mr. Press graduated magna cum laude from Harvard College with an AB in Economics and Yale Law School, where he was a Senior Editor of the Yale Law Journal.

Yvette E. Landau. Ms. Landau was appointed to serve as a member of the board of the Company upon completion of the initial public offering. Ms. Landau was general counsel and corporate secretary of Mandalay Resort Group from 1996 until 2005. Since 2005, Ms. Landau has been co-owner of W.A. Richardson Builders, LLC, a construction services firm specializing in casino resort development. Ms. Landau currently serves as a member of the Board of Directors of Monarch Casino & Resort, Inc. which owns the Atlantis Casino Resort Spa in Reno, Nevada and the Monarch Casino in Black Hawk, Colorado and Bossier Casino Venture, Inc. which owns the Margaritaville Resort Casino in Bossier City, Louisiana. Ms. Landau is a past president of the International Association of Gaming Advisors, a worldwide organization of legal, financial and regulatory professionals in the gaming industry, and remains active with the organization as a Counselor. Ms. Landau serves on the Gaming Law Advisory Board of the University of Nevada, Las Vegas Boyd School of Law. Ms. Landau holds a bachelor’s degree from Arizona State University and a Juris Doctor degree from Northwestern University School of Law.

Adam Chibib. Mr. Chibib was appointed to serve as a member of the board of the Company upon completion of the initial public offering. Mr. Chibib’s career has included successful companies ranging from early-stage start-ups to billion-dollar public companies and has spanned numerous industries including telecom software, security hardware, financial services and gaming. Adam Chibib was most recently President and Chief Financial Officer (CFO) of Multimedia Games, where he was part of a turn-around team that helped double revenues, triple profitability and increase the market capitalization from $47 million to over $1 billion. Multimedia Games was acquired in December of 2014 for $1.2 billion by Global Cash Access. Mr.

Chibib also served as founder and CFO of BroadJump (acquired by Motive), CFO of Waveset (acquired by Sun Miscrosystems), CFO of TippingPoint Technologies (acquired by 3Com), CFO of NetSpend and as the Worldwide Controller of Tivoli Systems. He was named CFO of the year for the public company category by the Austin Business Journal in 2013 and won the Ernst & Young Entrepreneur of the Year award in 2002. Mr. Chibib is a graduate of the University of Texas.

Board Composition

The Company has six directors. We have to availed ourselves of the “controlled company” exception under the New York Stock Exchange rules, which eliminates the requirements that we have a majority of independent directors on our board of directors and that we have compensation and nominating/corporate governance committees composed entirely of independent directors. We are required, however, to have an audit committee with one independent director during the 90-day period beginning on the date of effectiveness of the registration statement filed with the SEC in connection with this offering and of which this prospectus is part. After such 90-day period and until one year from the date of effectiveness of the registration statement, we will be required to have a majority of independent directors on our audit committee. Thereafter, we will be required to have an audit committee comprised entirely of independent directors.

If at any time we cease to be a “controlled company” under the New York Stock Exchange rules, the board of directors will take all action necessary to comply with the applicable New York Stock Exchange rules, including appointing a majority of independent directors to the board of directors and establishing certain committees composed entirely of independent directors, subject to a permitted “phase-in” period.

Upon consummation of the initial public offering, our board of directors is divided into three classes. The members of each class serve staggered, three-year terms (other than with respect to the initial terms of the Class I and Class II directors, which are one and two years, respectively). Upon the expiration of the term of a class of directors, directors in that class will be elected for three-year terms at the annual meeting of stockholders in the year in which their term expires. Upon consummation of the initial public offering:

•	Daniel Cohen and Yvette Landau are Class I directors, whose initial terms expire at the fiscal 2018 annual meeting of stockholders;

•	Eric Press and Adam Chibib are Class II directors, whose initial terms expire at the fiscal 2019 annual meeting of stockholders; and

•	David Sambur and David Lopez are Class III directors, whose initial terms expire at the fiscal 2020 annual meeting of stockholders.

Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of our directors. This classification of our board of directors may have the effect of delaying or preventing changes in control.

At each annual meeting, our stockholders will elect the successors to one class of our directors. Our executive officers and key employees serve at the discretion of our board of directors. Directors may be removed by the affirmative vote of the holders of a majority of our common stock.

Corporate Governance Guidelines

We have Corporate Governance Guidelines that address significant issues of corporate governance and set forth procedures by which our board of directors carry out their respective responsibilities. The guidelines are available for viewing on our website at investors.playags.com under the “Corporate Governance” section. We will also provide the guidelines, free of charge, to stockholders who request them. Requests should be directed to our Secretary at 5475 S. Decatur Blvd., Ste #100 Las Vegas, NV 89118.

Apollo Approval of Certain Matters and Rights to Nominate Certain Directors

The approval of a majority of the directors nominated by Holdings pursuant to the Stockholders Agreement or the approval of Holdings is required by our amended and restated articles of incorporation and Stockholders Agreement under certain circumstances. These consist of:

•	Under our amended and restated articles of incorporation:

◦
To the fullest extent permitted by law, prior to the time when the Apollo Group no longer beneficially owns at least 25% of the total voting power of our outstanding shares entitled to vote generally in the election of directors, the approval by both a majority of the directors then in office and a majority of the directors nominated by Holdings pursuant to the Stockholders Agreement will be required for any amendment, modification or repeal of any provision of our amended and restated articles of incorporation;

◦
To the fullest extent permitted by the NRS, prior to the time when the Apollo Group first ceases to beneficially own at least 25% of the voting power of our outstanding shares entitled to vote generally in the election of directors, the approval of both a majority of the directors then in office and a majority of the directors nominated by Apollo pursuant to the Stockholders Agreement will be required for any amendment, modification or repeal of any provision of our amended and restated bylaws adopted by our board of directors;

◦
Prior to the first date on which the Apollo Group ceases to beneficially own at least 50% of the voting power of our issued and outstanding shares of stock, any amendment, modification or repeal of any provision of our amended and restated bylaws may be adopted by the affirmative vote of holders of a majority of the voting power of our outstanding shares of stock entitled to vote on the matter. Once the Apollo Group no longer beneficially owns at least 50% of the voting power of our issued and outstanding shares of stock, the affirmative vote of holders of at least two-thirds of the voting power of our outstanding shares of stock entitled to vote on the matter will be necessary for stockholders to adopt any amendment, modification or repeal of any provision of our amended and restated bylaws;

•	Under the Stockholders Agreement, the prior approval of Holdings is necessary for us to take any of the following actions:

◦	a change in size of the board of directors.

◦
the incurrence of indebtedness, in a single transaction or a series of related transactions, by us or any of our subsidiaries aggregating more than $10 million, except for (i) debt that has previously been approved or is in existence on the date of closing the initial public offering or any refinancing thereof up to the same maximum principal amount of such debt outstanding as of the date hereof, (ii) capital leases contemplated by an annual budget approved by the board of directors;

◦	the issuance of additional shares of any class of our capital stock (other than any award under any stockholder approved equity compensation plan);

◦	a redemption, repurchase or other acquisition by us of our capital stock (other than any redemption, repurchase or acquisition under any stockholder approved equity compensation plan);

◦	consummation of any material acquisition of the stock or assets of any other entity (other than any of our subsidiaries), in a single transaction or a series of related transactions;

◦
a material disposition, in a single transaction or a series of related transactions, of any of our or our subsidiaries’ assets, other than the sale of inventory or products in the ordinary course of business;

◦	fundamental changes to the nature of our business, including our entry into new and unrelated lines of business or cessation of a material portion of our business;

◦	the adoption, approval or issuance of any poison pill or stockholder rights plan;

◦
payment or declaration of any dividend or distribution on any of our capital stock other than dividends or distributions required to be made pursuant to the terms of any of our outstanding preferred stock;

◦	a termination of the chief executive officer or designation of a new chief executive officer;

◦
a consolidation or merger of us with or into any other entity, or transfer (by lease, assignment, sale or otherwise) of all or substantially all of our and our subsidiaries’ assets, taken as a whole, to another entity, or a “Change of Control” as defined in our Stockholders Agreement; and

◦	any entry by us or our subsidiaries into voluntary liquidation or bankruptcy.

Unless otherwise specified, these approval rights will terminate the first time the Apollo Group no longer beneficially owns at least 33 1/3% of our issued and outstanding common stock.

Beyond these rights, pursuant to the Stockholders Agreement, Holdings has the right, at any time until the Apollo Group no longer beneficially owns at least 5% of our issued and outstanding common stock, to nominate a number of directors comprising a percentage of the board in accordance with their beneficial ownership of our outstanding common stock (rounded up to the nearest whole number). For example, if the Apollo Group beneficially owns 5.1% of our outstanding common stock and our board has 9 director seats, Holdings shall have the right to nominate one director. See also “Certain Relationships and Related Party Transactions-Stockholders Agreement” for rights of Holdings to nominate a certain number of directors. Pursuant to the Stockholders Agreement, at any time until the Apollo Group no longer beneficially owns at least 5% of our issued and outstanding common stock, we will cause to be appointed to each committee of the board of directors a number of directors nominated by Holdings that is as proportionate (rounding up to the next whole director) to the number of members of such committee as is the number of directors that Holdings is entitled to nominate to the number of members of our board of directors.

Committees of our Board of Directors

Upon consummation of the initial public offering, our board of directors has three standing committees: an audit committee, a compensation committee, and a nominating and corporate governance committee. So long as the Apollo Group beneficially owns at least 5% of our outstanding common stock, a number of directors nominated by Holdings that is as proportionate (rounding up to the next whole director) to the number of members of such committee as is the number of directors that Holdings is entitled to nominate to the number of members of our board of directors will serve on each committee of our board, subject to compliance with applicable law.

Audit Committee

Following the consummation of the initial public offering, our Audit Committee consists of Mr. Adam Chibib (Chair) and Ms. Yvette Landau. Our board of directors has determined that each of Mr. Chibib and Ms. Landau qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K and that each of Mr. Chibib and Ms. Landau is independent as independence is defined in Rule 10A-3 of the Exchange Act and under the New York Stock Exchange listing standards. A third independent director meeting these standards will be appointed to the Audit Committee within one year of the completion of the initial public offering. The principal duties and responsibilities of our Audit Committee are as follows:

•	to prepare the annual Audit Committee report to be included in our annual proxy statement;

•	to oversee and monitor our financial reporting process;

•	to oversee and monitor the integrity of our financial statements and internal control system;

•	to oversee and monitor the independence, retention, performance and compensation of our independent auditor;

•	to oversee and monitor the performance, appointment and retention of our senior internal audit staff person;

•	to discuss, oversee and monitor policies with respect to risk assessment and risk management;

•	to oversee and monitor our compliance with legal and regulatory matters; and

•	to provide regular reports to the board.

The Audit Committee also has the authority to retain counsel and advisors to fulfill its responsibilities and duties and to form and delegate authority to subcommittees.

Compensation Committee

Following the consummation of the initial public offering, our Compensation Committee consists of Messrs. David Sambur (Chair), Daniel Cohen and David Lopez. The principal duties and responsibilities of the Compensation Committee are as follows:

•	to review, evaluate and make recommendations to the full board of directors regarding our compensation policies and programs;

•
to review and approve the compensation of our chief executive officer, other officers and key employees, including all material benefits, option or stock award grants and perquisites and all material employment agreements, confidentiality and non-competition agreements;

•
to review and recommend to the board of directors a succession plan for the chief executive officer and development plans for other key corporate positions as shall be deemed necessary from time to time;

•	to review and make recommendations to the board of directors with respect to our incentive compensation plans and equity-based compensation plans;

•	to administer incentive compensation and equity-related plans;

•	to review and make recommendations to the board of directors with respect to the financial and other performance targets that must be met;

•	to set and review the compensation of members of the board of directors; and

•	to prepare an annual Compensation Committee report and take such other actions as are necessary and consistent with the governing law and our organizational documents.

     We have availed ourselves of the “controlled company” exception under the New York Stock Exchange rules which exempts us from the requirement that we have a Compensation Committee composed entirely of independent directors.

Nominating and Corporate Governance Committee

Our board of directors established a Nominating and Corporate Governance Committee. Following the consummation of the initial public offering, our Nominating and Corporate Governance Committee consists of Messrs. David Sambur (Chair), Daniel Cohen and David Lopez. The principal duties and responsibilities of the Nominating and Corporate Governance Committee are as follows:

•	to identify candidates qualified to become directors of the Company, consistent with criteria approved by our board of directors;

•
to recommend to our board of directors nominees for election as directors at the next annual meeting of stockholders or a special meeting of stockholders at which directors are to be elected, as well as to recommend directors to serve on the other committees of the board;

•	to recommend to our board of directors candidates to fill vacancies and newly created directorships on the board of directors;

•	to identify best practices and recommend corporate governance principles, including giving proper attention and making effective responses to stockholder concerns regarding corporate governance;

•	to develop and recommend to our board of directors guidelines setting forth corporate governance principles applicable to the Company; and

•	to oversee the evaluation of our board of directors and senior management.

We have availed ourselves of the “controlled company” exception under the New York Stock Exchange rules which exempt us from the requirement that we have a Nominating and Corporate Governance Committee composed entirely of independent directors.

Code of Business Conduct and Ethics

Upon consummation of the initial public offering, our board of directors adopted a code of business conduct and ethics that applies to all of our directors, officers and employees and is intended to comply with the relevant listing requirements for a code of conduct as well as qualify as a “code of ethics” as defined by the rules of the SEC. The statement contains general guidelines for conducting our business consistent with the highest standards of business ethics. We intend to disclose future amendments to certain provisions of our code of business conduct and ethics, or waivers of such provisions applicable to any principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions, and our directors, on our website at www.playags.com. The code of business conduct and ethics is available on our website.

Board Leadership Structure and Board’s Role in Risk Oversight

The board of directors has an oversight role, as a whole and also at the committee level, in overseeing management of its risks. The board of directors regularly reviews information regarding our credit, liquidity and operations, as well as the risks associated with each. Following the completion of the initial public offering, the compensation committee of the board of directors is responsible for overseeing the management of risks relating to employee compensation plans and arrangements and the audit committee of the board of directors oversees the management of financial risks. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire board of directors will be regularly informed through committee reports about such risks.

Communications with the Board of Directors

A stockholder or other interested party who wishes to communicate with our directors, a committee of our board of directors, our independent directors as a group or our board of directors generally may do so in writing. Any such communications may be sent to our board of directors by U.S. mail or overnight delivery and should be directed to our Secretary at 5475 S. Decatur Blvd., Ste #100 Las Vegas, NV 89118, who will forward them to the intended recipient(s). Any such communications may be made anonymously. Unsolicited advertisements, invitations to conferences or promotional materials, in the discretion of our Secretary, are not required, however, to be forwarded to the directors.

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

Summary Compensation Table

The following table discloses compensation for our fiscal years ending December 31, 2017 and 2016 received by Messrs. Lopez, Lee, and Akiona, each of whom was a “named executive officer” during Fiscal 2017.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)(2)		Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
David Lopez, President, Chief Executive Officer and Secretary	2017	500,000	—		—		656,086	11,245	$1,167,331
	2016	500,000	—		—		530,000	26	$1,030,026
Sigmund Lee, Chief Technology Officer	2017	500,000	250,000	(1)	—		335,000	22,908	$1,107,908
	2016	493,077	750,000	(1)	453,000	(3)	265,000	17,684	$1,978,761
Kimo Akiona, Chief Financial Officer and Treasurer	2017	280,290	—		—		186,637	4,329	$471,256
	2016	275,000	—		—		145,750	26	$420,776

(1)	Represents a one-time cash bonuses of $500,000 in 2016, as well as annual bonuses of $250,000 in each of
2016 and 2017.

(2)
Amounts represent the aggregate grant date fair value of the awards computed in accordance with FASB     Accounting Standards Codification (“ASC”) Topic 718 (disregarding any risk of forfeiture assumptions). For a discussion of the relevant valuation assumptions, see Item 15 “Exhibits and Financial Statement Schedules” Note 11 for further explanation.

(3)
Represents 77,716 options granted on January 18, 2016 to purchase common shares granted pursuant to the Company’s form option award agreement; provided, that these options are time-based only, and are eligible to vest in equal installments of 25% on each of the first four anniversaries of the date of the grant (i.e., January 18, 2017, January 18, 2018, January 18, 2019, and January 18, 2020), subject to continued employment with the Company or its subsidiaries. In the event of a termination of employment without cause or as a result of death or disability, any time based options which would have vested on the next applicable vesting date shall become vested, and the remaining unvested time based options shall be forfeited. In addition, upon a Change in Control (as defined in the Company’s 2014 Long-Term Incentive Plan), subject to continued employment through the date of the Change in Control, all outstanding unvested time based options shall immediately vest.

(4)
Amounts represent annual incentive cash bonuses paid to employees. Employees are eligible to earn annual cash bonuses based on attainment of applicable adjusted EBITDA performance targets. Each bonus plan participant is assigned a bonus payment range expressed as a percentage of base salary. The amount of the cash bonus is then increased or decreased within the applicable range based on over- or under-performance with respect to the performance targets, subject to a minimum achievement level of 80% (85% for 2016) necessary to earn any bonus, a maximum achievement level of 120%, and a target achievement level of 100% (with interpolation of bonus payments between such levels).

For all participants in 2017, an achievement level of 85% will correspond to a payout level of 50% of target, an achievement level of 100% will correspond to a payout level of 100% of target, and an achievement level of 120% will correspond to a payout level of 200% of target. For all participants in 2016, an achievement level of 85% corresponded to a payout level of 50% of target, an achievement level of 100% corresponded to a payout level of 100% of target, and an achievement level of 120% corresponded to a payout level of 200% of target. For 2016 and 2017, at 100% achievement of performance targets, David Lopez was eligible to earn a bonus equal to 100% of his base salary. During 2016 and 2017, at 100% achievement of performance targets, Sigmund Lee was eligible to earn a bonus equal to 50% of his base salary. For 2016 and 2017, at 100% achievement of performance targets, Kimo Akiona was eligible to earn a bonus equal to 50% of his base salary.

The applicable adjusted EBITDA target for 2017 is $101,542,000, and attainment for such year was 109% of target ($110,928,000), which corresponded to a payout level of 134%. The applicable adjusted EBITDA target for 2016 was $95,958,000, and attainment for such year was 103% of target ($98,872,000), which corresponded to a payout level of 106%. Adjusted EBITDA for purposes of bonus performance targets is defined as earnings before interest, taxes, depreciation and amortization including adjustments for nonrecurring items, foreign exchange rates, synergies and excluding bonus expenses.

(5)	Amounts represent the Company’s matching contributions under our 401(k) Plan and various fringe benefits.

Employment Agreements with Named Executive Officers

David Lopez

On April 28, 2014, the Company entered into an employment agreement with David Lopez to serve as President and Chief Executive Officer of AGS LLC, a subsidiary of the Company, effective as of February 3, 2014. The agreement extends for an initial term of three years, until the third anniversary of February 3, 2014, and shall thereafter be automatically extended for successive one-year periods, unless either party provides written notice of non-renewal at least 90 days prior to the expiration of the initial term or any extended term. The agreement was automatically extended on February 3, 2017, for one year. Pursuant to the employment agreement, Mr. Lopez’s annual base salary shall be no less than $500,000 and Mr. Lopez shall be eligible to receive an annual performance-based bonus, with an annual target bonus opportunity of $500,000.

Sigmund Lee

On July 1, 2015, we entered into an employment agreement with Sigmund Lee to serve as Chief Technology Officer of AGS LLC, a subsidiary of the Company, effective as of July 1, 2015. On January 14, 2016, we entered into the First Amendment to the Employment Agreement with Sigmund Lee (as amended, the “Amended Lee Employment Agreement”). The agreement with the Company is “at-will,” meaning that either Mr. Lee or the Company may terminate the employment relationship at any time and for any reason, either with or without cause. Pursuant to the Amended Lee Employment Agreement, Mr. Lee’s annual base salary shall be $500,000 and he shall be eligible to receive an annual performance-based bonus, with an annual target bonus opportunity equal to $250,000 based on company performance criteria as applied to other executives of the Company, and an additional Annual Incentive Program bonus equal to $250,000. Mr. Lee also received a onetime signing bonus of $500,000 in connection with entering into the Amended Lee Employment Agreement in 2016, the net after-tax amount of which is subject to repayment if Mr. Lee voluntarily resigns prior to January 14, 2019 (provided, that the signing bonus shall become non-repayable upon the occurrence of a Change of Control (as defined in the Company’s First Lien Credit Agreement, dated as of December 20, 2013 (except that an initial public offering shall not constitute a Change of Control)), or if David Lopez is replaced as the CEO of the Company without Mr. Lee’s consent, or upon a significant diminishment in Mr. Lee’s authority or duties).

Kimo Akiona

On February 23, 2015, we entered into an employment agreement with Kimo Akiona to serve as Chief Financial Officer of AGS LLC, a subsidiary of the Company, effective as of February 23, 2015. The agreement with the Company is “at-will,” meaning that either Mr. Akiona or the Company may terminate the employment relationship at any time and for any reason, either with or without cause. Pursuant to the employment agreement, Mr. Akiona’s annual base salary shall be $275,000 and he shall be eligible to receive an annual performance based bonus, with an annual target bonus opportunity equal to 50% of his base salary. Actual annual bonus amounts payable shall be determined by the Company based on the attainment of financial results and earnings targets.

Outstanding equity awards as of the year ended December 31, 2017:

	Options					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise or Base Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
David Lopez (1)(2)	69,945	46,630	233,146	$6.43	4/28/2024	31,086	(6)	528,462	(7)
	46,629	—	—	$6.43	4/28/2024	—		—
Sigmund Lee (3)(4)	58,286	58,286	—	$10.10	7/17/2025	—		—
	19,429	58,287	—	$10.92	1/182026	—		—
Kimo Akiona (5)	10,102	15,153	50,514	$9.42	3/11/2025	—		—

(1)
Represents options granted on April 28, 2014 to purchase common shares granted pursuant to the Company’s form option award agreement. One third of the options are eligible to vest in equal installments of 20% on each of the first five anniversaries of the date of the grant, subject to continued employment with the Company or its subsidiaries. In the event of a termination of employment without cause or as a result of death or disability, any such time based options which would have vested on the next applicable vesting date shall become vested, and the remaining unvested time based options shall be forfeited. In addition, upon a Change in Control (as defined in the Company’s 2014 Long-Term Incentive Plan), subject to continued employment through the date of the Change in Control, all outstanding unvested time based options shall immediately vest. The remaining two-thirds of the options are eligible to vest 50% based on achievement of an Investor IRR equal to or in excess of 20%, subject to a minimum cash-on-cash return of 2.5 times the Investor Investment (as such terms are defined in the Company’s 2014 Long-Term Incentive Plan) and 50% based on achievement of an Investor IRR equal to or in excess of 25%, subject to a minimum cash-on-cash return of 3.0 times the Investor Investment. In connection with the initial public offering, we have amended the terms of these options such that 50% are eligible to vest on the first day that the volume-weighted average price per share of our common stock for the prior 60 consecutive trading days exceeds $19.11 (provided that such 60-day period shall not commence earlier than the 181st day after the completion of our initial public offering), and 50% are eligible to vest based on the first day that the volume-weighted average price per share of our common stock for the prior 60 consecutive trading days exceeds $22.93 (provided that such 60-day period shall not commence earlier than the 181st day after the completion of our initial public offering). In the event of a termination of employment without cause or as a result of death or disability, any such performance based options which are outstanding and unvested will remain eligible to vest subject to achievement of such performance targets (without regard to the continued service requirement) until the first anniversary of the date of such termination

(2)
Represents options granted on April 28, 2014 to purchase common shares granted pursuant to the Company’s form option award agreement; provided, that this grant of options vested in full upon the date of grant.

(3)
Represents options granted on July 17, 2015 to purchase common shares granted pursuant to the Company’s form option award agreement; provided, that this grant of options is time-based only, and is eligible to vest in equal installments of 25% on each of the first four anniversaries of the date of the grant, subject to continued employment with the Company or its subsidiaries. In the event of a termination of employment without cause or as a result of death or disability, any time based options which would have vested on the next applicable vesting date shall become vested, and the remaining unvested time based options shall be forfeited. In addition, upon a Change in Control (as defined in the Company’s 2014 Long-Term Incentive Plan), subject to continued employment through the date of the Change in Control, all outstanding unvested time based options shall immediately vest.

(4)
Represents options granted on January 18, 2016 to purchase common shares granted pursuant to the Company’s form option award agreement; provided, that this grant of options is time-based only, and is eligible to vest in equal installments of 25% on each of the first four anniversaries of the date of the grant, subject to continued employment with the Company or its subsidiaries. In the event of a termination of employment without cause or as a result of death or disability, any time based options which would have vested on the next applicable vesting date shall become vested, and the remaining unvested time based options shall be forfeited. In addition, upon a Change in Control (as defined in the Company’s 2014 Long-Term Incentive Plan), subject to continued employment through the date of the Change in Control, all outstanding unvested time based options shall immediately vest.

(5)
Represents options granted on March 11, 2015 to purchase common shares granted pursuant to the Company’s form option award agreement. One third of the options are eligible to vest in equal installments of 20% on each of the first five anniversaries of the date of the grant, subject to continued employment with the Company or its subsidiaries. In the event of a termination of employment without cause or as a result of death or disability, any such time based options which would have vested on the next applicable vesting date shall become vested, and the remaining unvested time based options shall be forfeited. In addition, upon a Change in Control (as defined in the Company’s 2014 Long-Term Incentive Plan), subject to continued employment through the date of the Change in Control, all outstanding unvested time based options shall immediately vest. The remaining two-thirds of the options are eligible to vest 50% based on achievement of an Investor IRR equal to or in excess of 20%, subject to a minimum cash-on-cash return of 2.5 times the Investor Investment (as such terms are defined in the Company’s 2014 Long-Term Incentive Plan) and 50% based on achievement of an Investor IRR equal to or in excess of 25%, subject to a minimum cash-on-cash return of 3.0 times the Investor Investment. In connection with the initial public offering, we have amended the terms of these options such that 50% are eligible to vest on the first day that the volume-weighted average price per share of our common stock for the prior 60 consecutive trading days exceeds $19.11 (provided that such 60-day period shall not commence earlier than the 181st day after the completion of our initial public offering), and 50% are eligible to vest based on the first day that the volume-weighted average price per share of our common stock for the prior 60 consecutive trading days exceeds $22.93 (provided that such 60-day period shall not commence earlier than the 181st day after the completion of our initial public offering). In the event of a termination of employment without cause or as a result of death or disability, any such performance based options which are outstanding and unvested will remain eligible to vest subject to achievement of such performance targets (without regard to the continued service requirement) until the first anniversary of the date of such termination.

(6)
Represents restricted common shares granted on April 28, 2014, which are eligible to vest in equal installments of 20% on each of the first five anniversaries of the date of the grant, subject to continued employment with the Company or its subsidiaries. In the event of a termination of employment without cause or for good reason, any shares which would have vested on the next applicable vesting date shall become vested, and the remaining unvested shares shall be forfeited.

(7)	For purposes of this table, the shares of common stock of the Company were valued using an estimated fair value on December 31, 2017 of $17.00

Pension Benefits

We do not maintain any defined benefit pension plan for the benefit of our named executive officers.

Management Incentive Plan

On April 28, 2014, the board of directors of the Company approved the 2014 Long-Term Incentive Plan (“LTIP”). Under the LTIP, the Company is authorized to grant nonqualified stock options, rights to purchase common stock, restricted stock, restricted stock units and other awards to be settled in, or based upon, common stock to persons who are directors and employees of and consultants to the Company or any of its subsidiaries on the date of the grant. The LTIP will terminate ten years after approval by the board. Subject to adjustments in connection with certain changes in capitalization, the maximum number of shares that may be delivered pursuant to awards under the LTIP is 2,253,735 after giving effect to the 1.5543 - for - 1 stock split consummated on January 30, 2018 in connection with our initial public offering.

As of December 31, 2017
Total shares available pursuant to LTIP	2,253,735
Total issued shares	1,892,644
Total remaining shares to be issued.	361,091

On January 16, 2018, our board adopted and our stockholders approved the 2018 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) pursuant to which equity-based and cash incentives may be granted to participating employees, directors and consultants. The Omnibus Incentive Plan provides for an aggregate of 1,607,389 post-split shares of our common stock. No more than 1,607,389 shares of our common stock may be issued with respect to incentive stock options under the Omnibus Incentive Plan. The compensation committee may grant awards of non-qualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, performance compensation awards (including cash bonus awards), other cash-based awards or any combination of the foregoing.

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plan for the benefit of our named executive officers.

Payments Upon Termination and Change of Control

Pursuant to each named executive officer’s employment agreement, upon the termination of his or her employment by the Company without “Cause,” (or, for Mr. Lopez, upon his resignation with “Good Reason”) the Company would provide base salary continuation (24 months base salary for Mr. Lopez, 12 months base salary for Mr. Lee, and 9 months base salary for Mr. Akiona). Mr. Lopez would also be eligible to receive continued health benefits at no greater cost than would apply if he were an active employee, for 18 months post termination, or if earlier, until he commences employment with a subsequent employer. All severance payments are subject to the execution of a release of claims. Messrs. Lopez and Akiona are subject to post termination non-solicitation and non-competition covenants for twenty-four months and nine months, respectively, following termination of employment. Mr. Lee is subject to post termination non-solicitation and non-competition covenants for 12 months if termination of employment occurs on or prior to January 1, 2019 and 6 months if termination of employment occurs after January 1, 2019; provided, that upon the occurrence of a Change of Control (as defined in the Company’s First Lien Credit Agreement, dated as of December 20, 2013 (except that an initial public offering shall not constitute a Change of Control)), or if David Lopez is replaced as the CEO of the Company without Mr. Lee’s consent, or upon a significant diminishment in Mr. Lee’s authority or duties, the noncompetition covenant shall be canceled and without further force or effect.

“Cause” in the employment agreements generally includes (i) for Messrs. Akiona and Lee, failure to correct underperformance after written notification from the Chief Executive Officer or the board, (ii) illegal fraudulent conduct, (iii) conviction of a felony, (iv) a determination that such named executive officer’s involvement with the Company would have a negative impact on our ability to receive or retain any licenses, (v) willful or material misrepresentation to the Company, Chief Executive Officer or board relating to the business, assets or operation of the Company, or (vi) refusal to take any action as reasonably directed by the board or any individual acting on behalf or at the direction of the board, or (vii) for Mr. Lopez, material breach of any agreement with the Company and its affiliates (and failure to cure).

For Mr. Lopez only, “Good Reason” in his employment agreement means his voluntary resignation after any of the following actions are taken by the Company or any of its subsidiaries without his consent: (i) removal from the office of President and Chief Executive Officer of the Company or a change in reporting lines such that Mr. Lopez no longer reports to the board, (ii) a requirement that Mr. Lopez be based anywhere other than within 35 miles of Las Vegas, Nevada, or (iii) a notice from the Company to Mr. Lopez of non-extension of the employment term; provided, however, that a termination will not be for “Good Reason” unless Mr. Lopez shall have provided written notice to the Company of the existence of one of the above conditions within 30 days following the initial existence of such condition, specifying in reasonable detail such condition, the Company shall have had 30 days following receipt of such written notice to remedy the condition, the Company shall have failed to remedy the condition during the applicable cure period, Mr. Lopez shall have thereafter and prior to the date of termination provided a notice of termination to the Company, and Mr. Lopez’s date of termination shall have occurred within 30 days following expiration of the cure period.

For the treatment of equity upon termination of employment, please see the section “—Outstanding equity awards as of the year ended December 31, 2017”. In addition, common shares and options to purchase common shares that are held by named executive officers are subject to repurchase rights, which enable the Company to recover the common shares without transferring any appreciation of the fair value of the stock upon certain terminations prior to a “Qualified Public Offering”. If employment is terminated by the Company prior to the consummation of a Qualified Public Offering for “Cause”, as defined in the Securityholders Agreement, or is terminated by such named executive officer without “Good Reason”, as defined in the Securityholders Agreement, then the Company shall have the right to repurchase all or any portion of the common shares held by such named executive officer for the lesser of original cost and fair market value. Upon any termination of employment other than as described in the immediately preceding sentence, the Company shall have the right to repurchase all or any portion of the common shares held by such named executive officer for fair market value.

The following table sets forth the payments each of our named executive officers would have received if their employment had been terminated by us without cause, or, for David Lopez, by him for good reason, on December 31, 2017, both with and without the occurrence of a change in control as of such time. For purposes of this table, the shares of common stock of the Company were valued using an initial public offering price of $17.00 per share of common stock of the Company, which is the midpoint of the price range set forth on the cover page of the prospectus.

		Amounts Payable
Name	Benefit	Termination Without Cause (or, for Mr. Lopez, With Good Reason); No Change in Control ($)		Termination Without Cause (or, for Mr. Lopez, With Good Reason); Upon Change in Control ($)
David Lopez, President, Chief Executive Officer and Secretary	Cash Severance (1)	1,000,000		1,000,000
	Continued Benefits (2)	18,156		18,156
	Equity Acceleration	510,578	(5)	1,021,155	(8)
Sigmund Lee, Chief Technology Officer	Cash Severance (3)	500,000		500,000
	Equity Acceleration	319,097	(6)	756,233	(9)
Kimo Akiona, Chief Financial Officer, Chief Accounting Officer and Treasurer	Cash Severance (4)	210,218		210,218
	Equity Acceleration	38,295	(7)	114,885	(10)

(1)	Represents base salary continuation for 24 months.

(2)
Represents continued health benefits (at no greater cost than would apply if Mr. Lopez were an active employee) for 18 months post termination, or if earlier, until he commences employment with a subsequent employer. Calculated using projected 2018 health benefits cost.

(3)	Represents base salary continuation for 12 months.

(4)	Represents base salary continuation for 9 months.

(5)	Represents the value of Mr. Lopez’ time based stock options and restricted shares which would have vested on the next applicable vesting date.

(6)	Represents the value of Mr. Lee’s time based stock options, each of which would have vested on its next applicable vesting date.

(7)	Represents the value of Mr. Akiona’s time based stock options, each of which would have vested on its next applicable vesting date.

(8)	Represents the value of all of Mr. Lopez’ unvested time based stock options and restricted shares. No performance based stock options would accelerate.

(9)	Represents the value of all of Mr. Lee’s unvested time based stock options. No performance based stock options would accelerate.

(10)	Represents the value of all of Mr. Akiona’s unvested time based stock options. No performance based stock options would accelerate.

Director Compensation

During 2017, David Sambur, Daniel Cohen and David Lopez were members of our board of directors and did not receive any compensation from the Company for their services on the board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

PRINCIPAL STOCKHOLDERS

The following table sets forth the beneficial ownership of our common stock by:

•	each person, or group of affiliated persons, who we know to beneficially own more than 5% of our common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to such securities. Except as otherwise indicated, all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. Unless otherwise indicated, the address of each person or entity named in the table below is c/o 5475 S. Decatur Blvd., Ste #100, Las Vegas, NV 89118.

	Shares Beneficially Owned
	Number	Percent
5% Stockholders
Apollo Gaming Holdings, L.P(1)	23,208,076	65%
AP Gaming VoteCo, LLC(1)(2)	23,208,076	65%
Named Executive Officers and Directors
David Lopez(3)	233,147	1%
Kimo Akiona(4)	31,896	*
David Sambur(1)(2)	—	—
Victor Gallo(5)	41,869	*
Sigmund Lee(6)	97,144	*
Daniel Cohen(2)	—	—
Eric Press(2)	—	—
Adam Chibib	—	—
Yvette Landau	10,000	*
All current directors and executive officers as a group (9 persons)	414,056	1%
* Less than 1%

(1)     Represents shares of our common stock held of record by Holdings, which are subject to the irrevocable proxy granted by Holdings to VoteCo pursuant to the Irrevocable Proxy and Power of Attorney, irrevocably constituting and appointing VoteCo, with full power of substitution, its true and lawful proxy and attorney-in-fact to: (i) vote all of the shares of our common stock held by Holdings at any meeting (and any adjournment or postponement thereof) of our stockholders, and in connection with any written consent of our stockholders, and (ii) direct and effect the sale, transfer or other disposition of all or any part of the shares of our common stock held by Holdings, if, as and when so determined in the sole discretion of VoteCo. The irrevocable proxy terminates with respect to any shares of our common stock that are sold, transferred or otherwise disposed of by VoteCo upon such sale, transfer or other disposition. VoteCo is member-managed by its two members, Marc Rowan and David Sambur. Mr. Rowan holds a majority of the membership interest of VoteCo and as such may be deemed to share voting and dispositive control, and beneficial ownership, with VoteCo with respect to the shares of our common stock subject to the irrevocable proxy granted to VoteCo. Apollo Gaming Holdings GP, LLC (“Holdings GP”) is the general partner of Holdings. Apollo Management VIII, L.P. (“Management VIII”) is the manager of Holdings GP and of Apollo Investment Fund VIII, L.P. (“AIF VIII”). AIF VIII is a member of Holdings GP, and as such has the right to direct Management VIII in its management of Holdings GP, and is also a limited partner of Holdings. AIF VIII Management, LLC (“AIF VIII LLC”) is the general partner of Management VIII. Apollo Management, L.P. (“Apollo Management”) is the sole member-manager of AIF

VIII LLC, and Apollo Management GP, LLC (“Management GP”) is the general partner of Apollo Management. Apollo Management Holdings, L.P. (“Management Holdings”) is the sole member and manager of Management GP. Apollo Management Holdings GP, LLC (“Management Holdings GP”) is the general partner of Management Holdings. Leon Black, Joshua Harris and Mr. Rowan are the managers, as well as executive officers, of Management Holdings GP. Due to the irrevocable proxy granted to VoteCo, none of Holdings, Holdings GP, Management VIII, AFI VIII, AIF VIII LLC, Apollo Management, Management GP, Management Holdings or Management Holdings GP will be deemed to beneficially own the shares of our common stock held by Holdings. The address of VoteCo is 5475 X. Decatur Blvd., Las Vegas, Nevada 89118. The address of each of Holdings, Holdings GP, Management VIII, AIF VIII LLC, Apollo Management, Management GP, Management Holdings and Management Holdings GP, and Messrs. Black, Harris, Rowan and Sambur, is 9 West 57th Street, 43rd Floor, New York, New York 10019.

(2)     Marc Rowan, David Sambur, Eric Press and Daniel Cohen are each affiliated with Apollo Management and its affiliated investment managers and advisors. Messrs. Black, Cohen, Harris, Press, Rowan and Sambur each disclaim beneficial ownership of the shares of our common stock that are beneficially owned by VoteCo, or directly held of record by Holdings. The address of each of Mr. Press and Mr. Cohen is 9 West 57th Street, 43rd Floor, New York, New York 10019.

(3)     Number of shares beneficially owned includes 155,432 shares of common stock issuable upon the exercise of options within 60 days and 46,629 issuable upon the exercise of restricted stock awards within 60 days.

(4)     Number of shares beneficially owned includes 15,153 shares of common stock issuable upon the exercise of options within 60 days.

(5)     Number of shares beneficially owned includes 11,658 shares of common stock issuable upon the exercise of options within 60 days.

(6)     Number of shares beneficially owned includes 97,144 shares of common stock issuable upon the exercise of options within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Transactions

Other than compensation arrangements for our named executive officers and directors, there were not transactions, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and

•
any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Policies and Procedures for Related Person Transactions

We have adopted a written Related Person Transaction Policy (the “policy”), which sets forth our policy with respect to the review, approval, ratification and disclosure of all related person transactions by our Audit Committee. In accordance with the policy, our Audit Committee has overall responsibility for implementation of and compliance with the policy.

For purposes of the policy, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we were, are or will be a participant and the amount involved exceeded, exceeds or will exceed $120,000 and in which any related person (as defined in the policy) had, has or will have a direct or indirect material interest. A “related person transaction” does not include any employment relationship or transaction involving an executive officer and any related compensation resulting solely from that employment relationship that has been reviewed and approved by our board of directors or Audit Committee.

The policy requires that notice of a proposed related person transaction be provided to our legal department prior to entry into such transaction. If our legal department determines that such transaction is a related person transaction, the proposed transaction will be submitted to our Audit Committee for consideration. Under the policy, our Audit Committee may approve only those related person transactions that are in, or not inconsistent with, our best interests and the best interests of our stockholders. In the event that we become aware of a related person transaction that has not been previously reviewed, approved or ratified under the policy and that is ongoing or is completed, the transaction will be submitted to the Audit Committee so that it may determine whether to ratify, rescind or terminate the related person transaction.

The policy also provide that the Audit Committee review certain previously approved or ratified related person transactions that are ongoing to determine whether the related person transaction remains in our best interests and the best interests of our stockholders. Additionally, we will make periodic inquiries of directors and executive officers with respect to any potential related person transaction of which they may be a party or of which they may be aware.

Securityholders Agreement

Concurrently with the closing of our initial public offering, we amended and restated the Securityholders Agreement (as amended and restated, the “Securityholders Agreement”), by and among AP Gaming Holdings, L.P. (the “Partnership”), VoteCo, the Company and each holder of Class B Shares from time to time party thereto, including David Lopez, our Chief Executive Officer (each a “Holder”). The Securityholders Agreement provides the Partnership and Apollo Investment Fund VIII, L.P., and each of their respective affiliates, with certain demand registration rights. It also provides each Holder with piggy-back registration rights and imposes certain transfer restrictions on each Holder’s ownership of the Company’s common shares and sets forth the Company’s right to repurchase any common shares held by Holders who are employed by, or serve as consultants to or directors of, the Company or any of its subsidiaries upon their termination from such employment or consultancy. The Securityholders Agreement also imposes certain restrictions on each Holder who serves in management, including non-solicitation, non-compete and non-disclosure requirements.

Stockholders Agreement

With the consummation of the initial public offering, we entered into a Stockholders Agreement with VoteCo and Holdings, which is an entity controlled by Apollo. Pursuant to the Stockholders Agreement, Holdings has the right, at any time until the Apollo Group no longer beneficially owns at least 5% of our issued and outstanding common stock, to nominate a number of directors comprising a percentage of the board in accordance with its beneficial ownership of our outstanding common stock (rounded up to the nearest whole number), see “Item 10. Directors, Executive officers and Corporate Governance—Apollo Group Approval of Certain Matters and Rights to Nominate Certain Directors.” The Stockholders Agreement sets forth certain information rights granted to the Apollo Group. It also specifies that we will provide indemnification and advance of expenses of VoteCo and each stockholder party to the Stockholders Agreement for any claim arising from their actions as the Company’s stockholders or controlling persons. The Stockholders Agreement also specifies that we will not take certain significant actions specified therein without the prior consent of Holdings. Such specified actions include, but are not limited to:

•	a change in size of the board of directors.

•
the incurrence of indebtedness, in a single transaction or a series of related transactions, by us or any of our subsidiaries aggregating more than $10 million, except for (i) debt that has previously been approved or is in existence on the date of closing this offering or any refinancing thereof up to the same maximum principal amount of such debt outstanding as of the date hereof, (ii) capital leases contemplated by an annual budget approved by the board of directors;

•	the issuance of additional shares of any class of our capital stock (other than any award under any stockholder approved equity compensation plan);

•	a redemption, repurchase or other acquisition by us of our capital stock (other than any redemption, repurchase or acquisition under any stockholder approved equity compensation plan);

•	consummation of any material acquisition of the stock or assets of any other entity (other than any of our subsidiaries), in a single transaction or a series of related transactions;

•
a material disposition, in a single transaction or a series of related transactions, of any of our or our subsidiaries’ assets, other than the sale of inventory or products in the ordinary course of business;

•	fundamental changes to the nature of our business, including our entry into new and unrelated lines of business or cessation of a material portion of our business;

•	the adoption, approval or issuance of any poison pill or stockholder rights plan;

•
payment or declaration of any dividend or distribution on any of our capital stock other than dividends or distributions required to be made pursuant to the terms of any of our outstanding preferred stock;

•	a termination of the chief executive officer or designation of a new chief executive officer;

•
a consolidation or merger of us with or into any other entity, or transfer (by lease, assignment, sale or otherwise) of all or substantially all of our and our subsidiaries’ assets, taken as a whole, to another entity, or a “Change of Control” as defined in our or our Stockholders Agreement; and

•	entry by us or our subsidiaries into voluntary liquidation or bankruptcy.

Director Independence

As allowed under the applicable rules and regulations of the SEC and the New York Stock Exchange, we intend to phase in compliance with the heightened independence requirements prior to the end of the one-year transition period. Upon consummation of the initial public offering, our independent directors, as such term is defined by the applicable rules and regulations of the New York Stock Exchange, are Adam Chibib and Yvette Landau.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

PricewaterhouseCoopers LLP (“PwC”) served as the Company's independent registered public accounting firm for the fiscal year ended December 31, 2017 and 2016. The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP related to the audit of the Company's annual financial statements for the fiscal years ended December 31, 2017 and 2016 and fees billed for other services rendered by PricewaterhouseCoopers LLP during those years.

Category	2017	2016
Audit fees	$665,644	$426,493
Audit related	535,652	—
Tax fees	604,784	334,659
All other fees	265,900	—
Total	$2,071,980	$761,152

Audit Fees consisted of the aggregate fees paid or accrued for professional services rendered for the annual audit of the Company’s financial statements, the reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q, and statutory audits of foreign subsidiary financial statements. The Audit-Related Fees listed above were billed in connection with the professional services performed in 2017 including services related to SEC registration statement filings, SEC comment letters. Tax fees include the aggregate fees paid during the respective years for tax compliance and tax advisory services. All Other Fees listed above were billed for services provided in connection with acquisition due diligence and other services.

The Board of Directors of the Company has adopted a policy that requires advance approval of all audit, audit-related, tax and other services performed by the independent auditors. The policy provides for pre-approval by the Board of Directors of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Board of Directors must approve the permitted service before the independent auditor is engaged to perform it. All of the fees described in the table above were pre-approved the Board of Directors.

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
(a)(3). Exhibits.

Exhibit Number	Exhibit Description
2.1	Amended and Restated Equity Purchase Agreement by and among AGS Capital, LLC, AGS Holdings, LLC and AP Gaming Acquisition, LLC, dated December 3, 2013.

2.2	Stock Purchase Agreement, dated as of March 30, 2015, by and among AGS, LLC, Amaya Inc. and Cadillac Jack, Inc.

2.3	Plan of Conversion, dated December 13, 2017

3.1	Third Amended and Restated Certificate of Incorporation of AP Gaming Holdco, Inc.

3.2	Amended and Restated Bylaws of AP Gaming Holdco, Inc.

3.3	Certificate of Conversion, as filed with the Secretary of State of the State of Delaware on December 13, 2017

3.4	Articles of Conversion, as filed with the Secretary of State of the State of Nevada on December 13, 2017

3.5	Articles of Incorporation, as filed with the Secretary of State of the State of Nevada on December 13, 2017

3.6	Bylaws, effective December 13, 2017

4.1
Note Purchase Agreement, dated as of May 29, 2015, by and among AP Gaming Holdco, Inc., AP Gaming Holdings, LLC, as subsidiary guarantor, Deutsche Bank AG, London Branch, as purchaser and Deutsche Bank Trust Company Americas, as collateral agent.

4.2	PIK Promissory Note, dated as of May 29, 2015, by and between AP Gaming Holdco, Inc. and Amaya Inc.

4.3
Amended and Restated Note Purchase Agreement, dated as of May 30, 2017, among AP Gaming Holdco, Inc., as issuer, AP Gaming Holdings, LLC, as subsidiary guarantor, Deutsche Bank AG, London Branch, as holder, and Deutsche Bank Trust Company Americas, as collateral agent.

10.1	2014 Managerial Incentive Plan.

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

10.3	Collateral Agreement dated and effective as of December 20, 2013, among AP Gaming I, LLC, each Subsidiary Party party thereto and Citicorp North America, Inc., as Collateral Agent.

10.4	Holdings Guarantee and Pledge Agreement dated and effective as of December 20, 2013, between AP Gaming Holdings, LLC, as Holdings and Citicorp North America, Inc., as Agent.

10.5	Subsidiary Guarantee dated and effective as of December 20, 2013, by and among each Subsidiary party thereto and Citicorp North America, Inc., as Collateral Agent.

10.6	Securityholders Agreement, dated April 28, 2014, by and between AP Gaming Holdco, Inc., Apollo Gaming Holdings, L.P. and David Lopez.

10.7	AP Gaming Holdco, Inc. 2014 Long-Term Incentive Plan.

10.8	Form of Option Agreement.

10.9	Form of Subscription Agreement.

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

10.12	Subscription Agreement Between Apollo Gaming Holdings, L.P. and AP Gaming Holdco, Inc.

10.13	Employment Agreement, dated April 28, 2014, by and between David Lopez and AP Gaming Holdco, Inc.

10.14	Nonqualified Stock Option Agreement, dated April 28, 2014, by and between AP Gaming Holdco, Inc. and David Lopez.

10.15	Restricted Stock Agreement, dated April 28, 2014, by and between AP Gaming Holdco, Inc. and David Lopez.

10.16	Employment Agreement, dated as of July 1, 2015, by and between AGS, LLC and Sigmund Lee.

10.17	First Amendment to the July 1, 2015 Employment Agreement, dated as of January 14, 2016, by and between AGS, LLC and Sigmund Lee.

10.18	Nonqualified Time-Based Stock Option Agreement, dated July 17, 2015, by and between AP Gaming Holdco, Inc. and Sigmund Lee.

10.19	Nonqualified Performance-Based Stock Option Agreement, dated July 17, 2015, by and between AP Gaming Holdco, Inc. and Sigmund Lee.

10.20	Nonqualified Stock Option Agreement, dated January 18, 2016, by and between AP Gaming Holdco, Inc. and Sigmund Lee.

10.21	Employment Agreement, dated February 23, 2015, by and between Kimo Akiona and AGS, LLC.

10.22	Nonqualified Stock Option Agreement, dated March 11, 2015, by and between AP Gaming Holdco, Inc. and Kimo Akiona.

10.23
First Lien Credit Agreement, dated as of June 6, 2017, among AP Gaming Holdings, LLC, as Holdings, AP Gaming I, LLC, as Borrower, the lenders party thereto, Jefferies Finance LLC, as Administrative Agent, Jefferies Finance LLC and Macquarie Capital (USA) Inc., as Joint Lead Arrangers and Joint Bookrunners, and Apollo Global Securities, LLC, as Co-Manager.

10.24
Incremental Assumption Agreement, dated as of December 6, 2017, by and among AP Gaming Holdings, LLC, AP Gaming I, LLC, each subsidiary loan party listed on the signature pages thereof, Jefferies Finance LLC and the lenders from time to time party thereto.

10.25	Collateral Agreement among AP Gaming, LLC, each Subsidiary Party and Jefferies Finance, LLC, dated as of June 6, 2017.

10.26	Holdings Guarantee and Pledge Agreement, by and among AP Gaming Holdings, LLC and Jefferies Finance LLC, dated as of June 6, 2017.

10.27
Subsidiary Guarantee between AP Gaming II, Inc., AP Gaming Acquisition, LLC, AGS Capital, LLC, AGS LLC, AGS Partners, LLC, AGS Illinois, LLP, AP Gaming NV, LLC and Jefferies Finance, LLC dated as of June 6, 2017.

10.28
Form of Amended and Restated Securityholders Agreement, by and among Apollo Gaming Holdings, L.P., AP Gaming VoteCo, LLC, PlayAGS, Inc. (f/k/a AP Gaming Holdco, Inc.) and the other Holders party thereto.

10.29	Form of Stockholders Agreement, by and among PlayAGS, Inc., Apollo Gaming Holdings, L.P. and AP Gaming VoteCo, LLC

10.30	Form of Irrevocable Proxy of AP Gaming VoteCo, LLC

16.1
Letter from Ernst & Young LLP to the Securities and Exchange Commission dated July 11, 2016, pursuant to Section 304(a)(3) of Regulation S-K of the rules and regulations of the Securities and Exchange Commission.

21.1	Subsidiaries of AP Gaming Holdco, Inc.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

23.2	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.IN	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

ITEM 16. FORM 10–K SUMMARY.
None.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYAGS, INC.

Date:	March 14, 2018	By:	/s/ KIMO AKIONA
		Name:	Kimo Akiona
		Title:	Chief Financial Officer, Chief Accounting Officer and Treasurer, (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID LOPEZ	Chief Executive Officer, President and Director (Principal Executive Officer)	March 14, 2018
David Lopez

/s/ KIMO AKIONA	Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)	March 14, 2018
Kimo Akiona

/s/ DAVID SAMBUR	Director	March 14, 2018
David Sambur

/s/ DANIEL COHEN	Director	March 14, 2018
Daniel Cohen

/s/ ERIC PRESS	Director	March 14, 2018
Eric Press

/s/ YVETTE E. LANDAU	Director	March 14, 2018
Yvette E. Landau

/s/ ADAM CHIBIB	Director	March 14, 2018
Adam Chibib

ITEM 1. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PlayAGS, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PlayAGS, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statement of operations and comprehensive loss, of changes in stockholders’ equity, and of cash flows for each of the two years in the period ended December 31, 2017, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the two years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Las Vegas, Nevada
March 14, 2017

We have served as the Company's auditor since 2016.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PlayAGS, Inc.

We have audited the accompanying consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows of PlayAGS, Inc. (formerly AP Gaming Holdco, Inc.) (the Company) for the year ended December 31, 2015. Our audit also included the financial statement schedules listed in the Index at item 15(a)2. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of PlayAGS, Inc.’s operations and its cash flows for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Las Vegas, Nevada

March 9, 2016, except for Note 16 - Subsequent events - Stock Split, as to which the date is March 14, 2018

PLAYAGS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$19,242	$17,977
Restricted cash	100	100
Accounts receivable, net of allowance of $1,462 and $1,972 respectively	32,776	24,035
Inventories	24,455	10,729
Prepaid expenses	2,675	2,609
Deposits and other	3,460	3,052
Total current assets	82,708	58,502
Property and equipment, net	77,982	67,926
Goodwill	278,337	251,024
Intangible assets	232,287	232,877
Deferred tax asset	1,115	9
Other assets	24,813	23,754
Total assets	$697,242	$634,092

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$11,407	$8,790
Accrued liabilities	24,954	17,702
Current maturities of long-term debt	7,359	6,537
Total current liabilities	43,720	33,029
Long-term debt	644,158	547,238
Deferred tax liability - noncurrent	1,016	6,957
Other long-term liabilities	36,283	30,440
Total liabilities	725,177	617,664
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock at $0.01 par value; 100,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value; 46,629,155 shares authorized; 23,208,076 Shares issued and outstanding at December 31, 2017 and 2016.	149	149
Additional paid-in capital	177,276	177,276
Accumulated deficit	(201,557)	(156,451)
Accumulated other comprehensive (loss) income	(3,803)	(4,546)
Total stockholders’ equity	(27,935)	16,428
Total liabilities and stockholders’ equity	$697,242	$634,092

The accompanying notes are an integral part of these consolidated financial statements.

PLAYAGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(amounts in thousands, except per share data)

	Year ended December 31,
	2017	2016	2015
Revenues
Gaming operations	$170,252	$154,857	$117,013
Equipment sales	41,703	11,949	6,279
Total revenues	211,955	166,806	123,292
Operating expenses
Cost of gaming operations(1)	31,742	26,736	23,291
Cost of equipment sales(1)	19,847	6,237	1,548
Selling, general and administrative	44,015	46,108	40,088
Research and development	25,715	21,346	14,376
Write downs and other charges	4,485	3,262	11,766
Depreciation and amortization	71,649	80,181	61,662
Total operating expenses	197,453	183,870	152,731
Income (loss) from operations	14,502	(17,064)	(29,439)
Other expense (income)
Interest expense	55,511	59,963	41,642
Interest income	(108)	(57)	(82)
Loss on extinguishment and modification of debt	9,032	—	—
Other expense (income)	(2,938)	7,404	3,635
Loss before income taxes	(46,995)	(84,374)	(74,634)
Income tax benefit (expense)	1,889	3,000	36,089
Net loss	(45,106)	(81,374)	(38,545)
Foreign currency translation adjustment	743	(2,735)	(2,099)
Total comprehensive loss	$(44,363)	$(84,109)	$(40,644)

Basic and diluted loss per common share:
Basic	$(1.94)	$(3.51)	$(1.92)
Diluted	$(1.94)	$(3.51)	$(1.92)
Weighted average common shares outstanding:
Basic	23,208	23,208	20,079
Diluted	23,208	23,208	20,079

(1) exclusive of depreciation and amortization

The accompanying notes are an integral part of these consolidated financial statements.

PLAYAGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(in thousands)

	PlayAGS, Inc.
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
Balance at January 1, 2015	100	$99,900	$(36,532)	$288	$63,756
Net loss	—	—	(38,545)	—	(38,545)
Foreign currency translation adjustment	—	—	—	(2,099)	(2,099)
Issuance of common stock	49	77,376	—	—	77,425
Balance at December 31, 2015	149	177,276	(75,077)	(1,811)	100,537
Net loss	—	—	(81,374)	—	(81,374)
Foreign currency translation adjustment	—	—	—	(2,735)	(2,735)
Issuance of common stock	—	—	—	—	—
Balance at December 31, 2016	149	177,276	(156,451)	(4,546)	16,428
Net loss	—	—	(45,106)	—	(45,106)
Foreign currency translation adjustment	—	—	—	743	743
Balance at December 31, 2017	149	$177,276	$(201,557)	$(3,803)	$(27,935)

The accompanying notes are an integral part of these consolidated financial statements.

PLAYAGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(45,106)	$(81,374)	$(38,545)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	71,649	80,181	61,662
Accretion of contract rights under development agreements and placement fees	4,680	4,702	496
Amortization of deferred loan costs and discount	2,976	3,542	2,446
Payment-in-kind interest capitalized	15,935	15,396	8,507
Payment-in-kind interest payments	(2,698)	—	—
Write off of deferred loan cost and discount	3,294	—	—
Provision (benefit) for bad debts	651	2,290	106
Imputed interest income	—	—	(18)
Loss on disposition of assets	3,901	1,149	1,439
Impairment of assets	584	4,749	4,989
Benefit of deferred income tax	(7,062)	(7,998)	(38,645)
Changes in assets and liabilities that relate to operations:
Accounts receivable	(8,348)	(3,191)	(342)
Inventories	(1,636)	307	1,144
Prepaid expenses	(599)	2,021	(1,466)
Deposits and other	(374)	(315)	11,531
Other assets, non-current	(2,290)	467	869
Accounts payable and accrued liabilities	8,451	12,567	(4,770)
Net cash provided by (used in) operating activities	44,008	34,493	9,403
Cash flows from investing activities
Business acquisitions, net of cash acquired	(63,850)	—	(374,347)
Collection of notes receivable	—	—	323
Purchase of intangible assets	(1,226)	(1,311)	(6,102)
Software development and other expenditures	(7,664)	(6,526)	(6,476)
Proceeds from disposition of assets	514	87	29
Purchases of property and equipment	(48,585)	(32,879)	(15,277)
Net cash used in investing activities	(120,811)	(40,629)	(401,850)
Cash flows from financing activities
Borrowings under the revolving facility	—	—	11,500
Repayments under the revolving facility	—	—	(21,500)
Proceeds from issuance of first lien credit facilities	448,725	—	369,400
Proceeds from incremental term loans	65,000	—	—
Repayment of senior secured credit facilities	(410,655)	—	—
Payments on first lien credit facilities	(2,413)	(6,987)	(4,743)
Deferred offering costs paid	(653)	—	—
Payment of previous acquisition obligation	—	(1,125)	(10,000)
Payment of license obligation	(128)
Payment of financed placement fee obligations	(3,807)	(3,516)	—
Repayment of seller notes	(12,401)	—	—
Payments on equipment long term note payable and capital leases	(2,372)	—	—
Repurchase of shares issued to management	—	(50)	(1,277)
Proceeds from issuance of common stock	—	—	77,425
Proceeds from employees in advance of common stock issuance	25	75	579
Payment of deferred loan costs	(3,267)	—	(3,837)
Net cash provided by financing activities	78,054	(11,603)	417,547
Effect of exchange rates on cash and cash equivalents	14	(6)	(58)
Increase (decrease) in cash and cash equivalents	1,265	(17,745)	25,042
Cash and cash equivalents, beginning of period	17,977	35,722	10,680
Cash and cash equivalents, end of period	$19,242	$17,977	$35,722
Supplemental cash flow information:
Cash paid during the period for interest	$35,890	$40,060	$30,203
Cash paid during the period for taxes	$1,157	$1,247	$840
Non-cash investing and financing activities:
Non-cash consideration given in business acquisitions	$2,600	$—	$17,233
Financed placement fees	$—	$—	$12,391
Financed purchase property and equipment	$368	$2,662	$5,800
Financed purchase of intangible asset	$4,866	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

PlayAGS, Inc. (formerly AP Gaming Holdco, Inc.) (the "Company," "PlayAGS," "we," "us," or "our") is a leading designer and supplier of gaming products and services for the gaming industry. We operate in legalized gaming markets across the globe and provide state-of-the-art, value-add products in three distinct segments: Electronic Gaming Machines (“EGM”), which includes server-based systems and back-office systems that are used by Class II Native American and Mexican gaming jurisdictions and Class III Native American, commercial and charity jurisdictions; Table Products (“Table Products”), which includes live felt table games, side-bets and progressives as well as our newly introduced card shuffler, “DEX”; and Interactive Social Casino Games(“Interactive”), which provides social casino games on desktop and mobile devices. Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line.

The Company filed a Registration Statement on Form 10 on December 19, 2013, which went effective under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on December 19, 2013.

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

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following provides financial information concerning the change in our allowance for doubtful accounts (in thousands):

	Allowance for Accounts Receivables Year ended December 31, 2017
	Beginning Balance	Charge-offs	Provision	Ending Balance
Allowance for doubtful accounts	$1,972	$(1,161)	$651	$1,462

	Allowance for Accounts Receivables Year ended December 31, 2016
	Beginning Balance	Charge-offs	Provision	Ending Balance
Allowance for doubtful accounts	$113	$(431)	$2,290	$1,972

	Allowance for Accounts Receivables Year ended December 31, 2015
	Beginning Balance	Charge-offs	Provision	Ending Balance
Allowance for doubtful accounts	$29	$(22)	$106	$113
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

Costs of Capitalized Computer Software

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

Goodwill

The excess of the purchase price of an acquired business over the estimated fair value of the assets acquired and the liabilities assumed is recorded as goodwill. The Company tests for possible impairment of goodwill at least annually, on October 1, or when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company has the option to begin with a qualitative assessment, commonly referred to as “Step 0”, to determine whether it is more likely than not that the reporting unit’s fair value of goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as the general economic environment, industry and market conditions, changes in key assumptions used since the most recently performed valuation and overall financial performance of the reporting units. If the Company determines that it is more likely than not that a reporting unit’s fair value is less than its carrying value, the Company performs a quantitative goodwill impairment analysis, and depending upon the results of that measurement, the recorded goodwill may be written down and charged to income from operations when the carrying amount of the reporting unit exceeds the fair value of the reporting unit.

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

The carrying values of the Company’s cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short term maturities of these instruments. The fair value of our long-term debt is based on the quoted market prices for similar issues (Level 2 inputs). The estimated fair value of our long-term debt was $675.7 million and $557.8 million as of December 31, 2017 and 2016, respectively.

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

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

    On December 22, 2017, President Trump signed the Tax Act into law, which significantly reformed the Internal Revenue Code of 1986, as amended. The new legislation, among other things, changed the U.S. federal tax rates (including permanently reducing the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate), allowed the expensing of capital expenditures, and put into effect the migration from a “worldwide” system of taxation to a territorial system. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact of the Tax Act on our consolidated financial statements may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents and accounts receivable, net. Cash equivalents are investment-grade, short-term debt instruments consisting of treasury bills which are maintained with high credit quality financial institutions under repurchase agreements. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of December 31, 2017 and 2016, the Company did not have cash equivalents.

Revenue from gaming operations is concentrated in the Class II gaming and casino industry, primarily located in Oklahoma and Alabama. For the years ended December 31, 2017, 2016 and 2015, approximately 11%, 15% and 20% of our total revenues were derived from one customer, respectively. Another customer accounted for approximately 11% of our total revenues for the year ended December 31, 2017, with no concentrations noted for the years ended December 31, 2016 and 2015. For the year ended December 31, 2017 and 2016, approximately 11% and 10% of our total revenues were derived in Mexico, respectively. For the year ended December 31, 2015, the company did not have a concentration of revenue from Mexico exceeding 10%. The Company had one customer with accounts receivable, net equaling approximately 10% of total outstanding accounts receivable, net at December 31, 2016 and none at December 31, 2017 and 2015.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the year ended December 31, 2017, 2016 and 2015 were $0.7 million, $0.7 million and $0.2 million, respectively.

Research and Development

Research and development costs related primarily to software product development costs and is expensed as incurred until technological feasibility has been established. Employee related costs associated with product development are included in research and development.

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued an accounting standards update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue from contracts with customers. The amendment outlines a single comprehensive model for entities to depict the transfer of goods or services to customers in amounts that reflect the payment to which a company expects to be entitled in exchange for those goods or services. The amendment also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. The ASU may be adopted using either a full retrospective transition method or a modified retrospective transition method and will be adopted by the Company on January 1, 2018. The Company does not expect adoption of the new revenue standards to have a material impact on its consolidated financial statements or disclosures as the majority of our revenue is recognized under lease accounting guidance.

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

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740). ASU 2016-16 requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The Company early adopted ASU 2016-16 in its first quarter of 2017 utilizing the modified retrospective transition method. The adoption did not have a material effect on our financial condition, results of operations or cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new guidance clarifies the definition of a business in order to allow for the evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The new guidance is effective for fiscal years

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 requires the remeasurement of deferred tax assets and liabilities as a result of a change in tax laws or rates to be presented in net income from continuing operations. Adjusting temporary differences originally recorded to AOCI through continuing operations may result in disproportionate tax effects ultimately being lodged in AOCI. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of adopting this guidance.

We do not expect that any other recently issued accounting guidance will have a significant effect on our financial statements.

NOTE 2. ACQUISITIONS

Rocket Gaming Systems

On December 6, 2017, the Company acquired an installed base of approximately 1,500 Class II EGMs across the United States that were operated by Rocket Gaming Systems (“Rocket”) for total consideration of $56.9 million that was paid at the acquisition date. This asset acquisition was accounted for as an acquisition of a business. The acquisition expanded the Company’s Class II footprint in primary markets such as California, Oklahoma, Montana, Washington and Texas and is expected to provide incremental revenue as the Company upgrades the EGMs with its game content and platforms over the next several years. In addition, the acquisition expanded the Company’s product library and included a wide-area progressive and standalone video and spinning-reel games and platforms, including Gold Series®, a suite of games that feature a $1 million+ progressive prize that is the longest-standing million dollar wide-area progressive on tribal casino floors.
We have recorded the Rocket assets acquired and liabilities assumed based on our estimates of their fair values at the acquisition date. The determination of the fair values of the assets acquired and liabilities assumed (and the related determination of estimated lives of depreciable and amortizable tangible and identifiable intangible assets) requires significant judgment and estimates. The estimates and assumptions used include the projected timing and amount of future cash flows and discount rates that reflect risk inherent in the future cash flows. The estimated fair values of the Rocket assets acquired and liabilities assumed and resulting goodwill are subject to adjustment as we finalize our fair value analysis. The significant items for which a final fair value has not been determined as of the filing of this report on Form 10-K include the fair value of property and equipment and intangible assets. We expect to complete our fair value determinations no later than one year from acquisition date. We do not currently expect our fair value determinations to change; however, there may be differences compared to those amounts reflected in our consolidated financial statements as we finalize our fair value analysis and such changes could be material.

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The preliminary allocation of the purchase price to the estimated fair values of the assets acquired and the liabilities assumed was as follows (in thousands):

Inventories	$354
Property and equipment	3,307
Goodwill	23,217
Intangible assets	30,290
Total Assets	57,168
Other long-term liabilities	318
Total purchase price	$56,850
Based on our preliminary estimates, the total consideration exceeded the aggregate estimated fair value of the acquired assets and assumed liabilities at the acquisition date and has been recorded as goodwill. We attribute this goodwill to our opportunities for synergies through our ability to leverage our existing service network to service the acquired assets, the opportunity to derive incremental revenue through upgrading the EGMs with the Company’s existing game content and platforms and other strategic benefits. The goodwill associated with the acquisition is deductible for income tax purposes.
Our preliminary estimates of the fair values of identifiable intangible assets include $22.5 million customer relationships, $6.9 million gaming software and technology platforms, and $0.9 million trade names. The intangible assets have a weighted average useful life of 6.4 years.
The fair value of property and equipment assets as well as the fair value of gaming content software was primarily determined using cost approaches in which we determined an estimated reproduction or replacement cost, as applicable.
The estimated fair value of customer relationships was determined using the excess earnings method, which is a risk-adjusted discounted cash flow approach that determines the value of an intangible asset as the present value of the cash flows attributable to such asset after excluding the proportion of the cash flows that are attributable to other assets. The contribution to the cash flows that are made by other assets - such as fixed assets, working capital, workforce and other intangible assets - was estimated through contributory asset capital charges. The value of the acquired customer relationship asset is the present value of the attributed post-tax cash flows, net of the post-tax return on fair value attributed to the other assets.
The estimated fair values of acquired trade names and gaming technology platforms were primarily determined using the royalty savings method, which is a risk-adjusted discounted cash flow approach. The royalty savings method values an intangible asset by estimating the royalties saved through ownership of the asset. The royalty savings method requires identifying the future revenue that would be impacted by the trade name or intellectual property (or royalty-free rights to the assets), multiplying it by a royalty rate deemed to be avoided through ownership of the asset and discounting the projected royalty savings amounts back to the acquisition date.  The royalty rate used in such valuation was based on a consideration of market rates for similar categories of assets.
The revenue and net loss of Rocket from the acquisition date through December 31, 2017, are presented below and are included in our consolidated statements of operations and comprehensive loss. These amounts are not necessarily indicative of the results of operations that Rocket would have realized if it had continued to operate as a stand-alone company during the period presented, primarily due to the inclusion of amortization on purchased intangible assets and short term transition services expenses that the Company incurred in December 2017.

From December 6, 2017 through December 31, 2017
Revenue	$1,139
Net income	$203

It is not practicable to provide pro forma statements of operations giving effect to the Rocket acquisition as if it had been completed at an earlier date. This is due to the lack of historical financial information sufficient to produce such pro forma statements given that the Company purchased specific assets from the sellers that were not segregated in the seller’s financial records and for which separate carve-out financial statements were not produced.

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

In Bet Gaming

During the quarter ended September 30, 2017, the Company acquired certain intangible assets related to the purchase of table games and table game related intellectual property from In Bet Gaming (“In Bet”). The acquisition was accounted for as an acquisition of a business and the assets acquired and liabilities assumed were measured based on our preliminary estimates of their fair values at the acquisition date. The estimated fair values of assets acquired and liabilities assumed and resulting goodwill are subject to adjustment as we finalize our fair value analysis. The significant items for which a final fair value has not been determined as of the filing of this report on Form 10-K include the fair value of intangible assets. We expect to complete our fair value determinations no later than one year from acquisition date. We attribute the goodwill acquired to our ability to commercialize the products over our distribution and sales network, opportunities for synergies, and other strategic benefits. Total consideration of $9.6 million included an estimated $2.6 million of contingent consideration that is payable upon the achievement of certain targets and periodically based on a percentage of product revenue earned on the purchased table games.  The consideration was allocated primarily to tax deductible goodwill for $3.2 million and intangible assets of $5.5 million, which will be amortized over a weighted average period of approximately 9 years.

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

Gamingo Limited

On June 15, 2015, the company purchased 100% of the equity of Gamingo Limited (formerly known as “RocketPlay”, currently known as “AGSi”), a leading gaming company developing social casino titles for mobile devices. With primary offices in San Francisco and Tel Aviv, AGSi’s flagship product, Lucky Play Casino, gives players a casino-quality experience with EGMs, table products, tournaments, and live events. The total consideration of $8.8 million included an estimated $5.0 million of contingent consideration payable based on the operating results of AGSi during a twelve-month measurement period that ended in December 2016. The amount of the contingent consideration recorded was estimated at the purchase date and was recorded in other long-term liabilities in the consolidated balance sheet. As of December 31, 2015 the recorded value of the contingent consideration was written off in full (included in write downs and other charges) based on the estimated fair value on that date.

We have recorded AGSi’s assets acquired and liabilities assumed based on our estimates of their fair values at the acquisition date. The allocation of the consideration given was allocated to the estimated fair values of the assets acquired and

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

the liabilities assumed, which primarily included $4.9 million of goodwill and $4.2 million of identifiable intangible assets to be amortized over a weighted average period of 3 years.

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

The acquisition was funded primarily from cash proceeds of incremental borrowings on our existing term loans, the issuance of senior secured PIK notes, as described in Note 6, and the issuance of additional common stock, as described in Note 7. The consideration also included a promissory note to the seller, Amaya Inc., for $12.0 million, as described in Note 6, as well as a contingent receivable that was recorded at its estimated fair value on the date of the acquisition. The contingent receivable is related to a clause in the stock purchase agreement allowing for a refund of up to $25.0 million if certain deactivated gaming machines in Mexico are not in operation by November 29, 2016. As of December 31, 2016, the estimated fair value of the contingent receivable is recorded in other long-term assets. In the first quarter of 2017, the Company reached an agreement with Amaya, Inc. to receive $5.1 million for this contingent receivable.
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

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The estimated fair values of customer relationships was determined using the excess earnings method, which is a risk-adjusted discounted cash flow approach that determines the value of an intangible asset as the present value of the cash flows attributable to such asset after excluding the proportion of the cash flows that are attributable to other assets. The contribution to the cash flows that are made by other assets—such as fixed assets, working capital, workforce and other intangible assets—was estimated through contributory asset capital charges. The value of the acquired customer relationship asset is the present value of the attributed post-tax cash flows, net of the post-tax return on fair value attributed to the other assets.

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

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	Year ended December 31,
	2015	2014
Revenue	$156,110	$160,341
Net loss	$54,682	$83,709

NOTE 3. PROPERTY AND EQUIPMENT
Property and equipment, net consist of the following (in thousands):

	December 31, 2017	December 31, 2016
Gaming equipment	$125,064	$108,635
Other property and equipment	17,229	13,900
Less: Accumulated depreciation	(64,311)	(54,609)
Total property and equipment, net	$77,982	$67,926
Gaming equipment and other property and equipment are depreciated over the respective useful lives of the assets ranging from three to six years. Depreciation expense was $27.2 million, $27.0 million and $23.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE 4. GOODWILL AND INTANGIBLES

There were no accumulated impairments of goodwill as of December 31, 2017. Changes in the carrying amount of goodwill are as follows (in thousands):

	Gross Carrying Amount
	EGM	Table Products	Interactive	Total
Balance at December 31, 2015	$246,423	$2,600	$4,828	$253,851
Foreign currency adjustments	(3,627)	—	—	(3,627)
Purchase accounting adjustment	—	800	—	800
Balance at December 31, 2016	242,796	3,400	4,828	251,024
Foreign currency adjustments	855	—	—	855
Acquisition	23,217	3,241	—	26,458
Balance at December 31, 2017	$266,868	$6,641	$4,828	$278,337

The Company performed an annual impairment test on each of its reporting units as of October 1, 2017. For the EGM and Table Product reporting units the test resulted in a significant amount of cushion between the fair value and carrying value of these reporting units.

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Interactive reporting unit, which has a goodwill carrying value of $4.8 million, the Company performed a quantitative, or “Step 1” analysis. In performing the Step 1 goodwill impairment test for our Interactive reporting unit, we estimated the fair value of the Interactive reporting unit using an income approach that analyzed projected discounted cash flows. We used projections of revenues and operating costs with estimated growth rates during the forecast period, capital expenditures and cash flows that considered historical and estimated future results and general economic and market conditions, as well as the estimated impact of planned business and operational strategies. Consistent with the Company’s budgets, the historical results in 2015 and 2016 of this reporting unit have shown a declining adjusted EBITDA, which was expected due to the startup phase of this reporting unit. In 2017 the adjusted EBITDA has improved as a result of a reduction in the amount of expense incurred for marketing and user acquisition activities.In future years, when the business of this reporting unit is expected to generate positive results, the present value of projected cash flows exceeds its carrying value. The estimates and assumptions used in the discounted cash flow analysis included a terminal year long-term growth rate of 4.0% and an overall discount rate of 17% based on our weighted average cost of capital for the Company and premiums for the small size of the reporting unit and forecast risk.

Intangible assets consist of the following (in thousands):

		December 31, 2017			December 31, 2016
	Useful Life (years)	Gross Value	Accumulated Amortization	Net Carrying Value	Gross Value	Accumulated Amortization	Net Carrying Value
Indefinite lived trade names	Indefinite	$12,126	$—	$12,126	$12,126	$—	$12,126
Trade and brand names	7	14,730	(7,642)	7,088	13,600	(4,671)	8,929
Customer relationships	7	188,419	(69,564)	118,855	164,258	(48,708)	115,550
Contract rights under development and placement fees	1 - 7	16,834	(9,860)	6,974	16,488	(5,235)	11,253
Gaming software and technology platforms	1 - 7	141,231	(67,189)	74,042	123,596	(49,014)	74,582
Intellectual property	10 - 12	17,180	(3,978)	13,202	12,780	(2,343)	10,437
		$390,520	$(158,233)	$232,287	$342,848	$(109,971)	$232,877

Intangible assets are amortized over their respective estimated useful lives ranging from one to twelve years. Amortization expense related to intangible assets was $44.4 million, $53.2 million and $38.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We recorded impairments related to internally developed gaming titles of $0.6 million for the year ended December 31, 2017. There were no impairments related to internally developed gaming titles for the year ended 2016. For the year ended December 31, 2015, the Company recognized impairment charges related to internally developed gaming titles of $3.4 million.

The Company enters into development agreements and placement fee agreements with certain customers to secure floor space under lease agreements for its gaming machines. Amounts paid in connection with the development agreements are repaid to the Company in accordance with the terms of the agreement, whereas placements fees are not reimbursed. For development agreements in the form of a loan, interest income is recognized on the repayment of the notes based on the stated rate or, if not stated explicitly in the development agreement, on an imputed interest rate. If the stated interest rate is deemed to be other than a market rate or zero, a discount is recorded on the note receivable as a result of the difference between the stated and market rate and a corresponding intangible asset is recorded. The intangible asset is recognized in the financial statements as a contract right under development agreement and amortized as a reduction in revenue over the term of the agreement. Placement fees can be in the form of cash paid upfront or free lease periods and are accreted over the life of the contract and the expense is recorded as a reduction of revenue. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $4.7 million, $4.7 million and $0.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The estimated amortization expense of definite-lived intangible assets as well as the accretion of contract rights under development and placement fees, for each of the next five years and thereafter is as follows (in thousands):

	Amortization Expense	Placement Fee Accretion
For the year ended December 31,
2018	$45,867	$3,900
2019	40,193	2,617
2020	31,792	25
2021	21,022	7
2022	20,584	—
Thereafter	53,729	425
Total	$213,187	$6,974

NOTE 5. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2017	2016
Salary and payroll tax accrual	$9,449	$6,594
Taxes payable	2,655	2,128
Accrued interest	—	2
License fee obligation	1,000	—
Placement fees payable	4,000	4,000
Accrued other	7,850	4,978
Total accrued liabilities	$24,954	$17,702

NOTE 6. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 31,
	2017	2016
First Lien Credit Facilities:
Term loans, interest at LIBOR or base rate plus 5.50% (6.85% at December 31, 2017), net of unamortized discount of $13.4 million at December 31, 2017.	$499,173	$—
Senior secured PIK notes, net of unamortized discount and deferred loan costs of $3.0 million and $3.5 million at December 31, 2017 and December 31, 2016, respectively.	149,588	133,286
Equipment long-term note payable and capital leases	2,756	4,792
Senior secured credit facilities:
Term loans, interest at LIBOR or base rate plus 8.25%, net of unamortized discount and deferred loan costs of $15.1 million at December 31, 2016.	—	395,581
Seller notes	—	20,116
Total debt	651,517	553,775
Less: Current portion	(7,359)	(6,537)
Long-term debt	$644,158	$547,238

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

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

On December 6, 2017, AP Gaming I, LLC (the “Borrower”), a wholly owned indirect subsidiary of the Company, entered into incremental facilities for $65.0 million in term loans.  The net proceeds of the Incremental Term Loans were used to finance the acquisition of electronic gaming machines and related assets operated by Rocket described in Note 2, to pay fees and expenses in connection therewith and for general corporate purposes.  The Incremental Term Loans have the same terms as the Borrower’s existing term loans initially borrowed under the Credit Agreement on June 6, 2017, described above.

An additional $1.0 million in loan costs was incurred related to the issuance of the incremental facilities. Given the composition of the lender group, the transaction was accounted for as a debt modification and, as such, $0.9 million in third party costs were expensed and included in the loss on extinguishment and modification of debt, the remaining amount was capitalized and will be amortized over the term of the agreement.

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

Subsequent to the end of the year, the interest rate on the term loans under the First Lien Credit Agreement was decreased, which is described in Note 16.

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

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Notes contain limitations on additional indebtedness, guarantees, incurrence of liens, investments and distributions, as defined, some of which were modified in the A&R Note Purchase Agreement.  The Notes also contains customary events of default included in similar transactions, including, among others, failure to make payments when due, acceleration of other material indebtedness, breach of covenants, breach of representations and warranties, involuntary or voluntary bankruptcy, and material judgments. At December 31, 2017, the Notes totaled $149.6 million, which includes capitalized interest of $37.6 million.

Subsequent to the end of the year, senior secured PIK notes were redeemed and paid in full, which is transaction is described in Note 16.

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

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Scheduled Maturities of Long-Term Debt

Aggregate contractual future principal payments (excluding the effects of repayments for excess cash flow) of long-term debt for the years following December 31, 2017, are as follows (in thousands):

For the year ending December 31,
2018	$7,359
2019	5,618
2020	5,235
2021	5,152
2022	5,151
Thereafter [1]	639,453
Total scheduled maturities	667,968
Unamortized debt discount and debt issuance costs	(16,451)
Total debt	$651,517

[1] Includes $152.6 million future principal payments relating to the Senior secured PIK notes which were paid in full in January 2018.

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

As of December 31, 2017, 170,712 Class B Shares issued to “Management Holder,” as defined in the Securityholders Agreement dated April 28, 2014 (the “Securityholders Agreement”) were outstanding. The Class B Shares were sold to the Management Holder and are not considered issued for accounting purposes as they contain a substantive performance condition, a “Qualified Public Offering,” as defined in the Securityholders Agreement, which must be probable for the Management Holder to benefit from the ownership of the shares. As a result, shares issued to the Management Holder are not considered issued for accounting purposes until such time that the performance condition is probable and the Company has recorded a liability in other long-term liabilities of $1.3 million for the proceeds from the sale of the Class B Shares. No share-based compensation expense for Class B Shares has been recognized and none will be recognized for these shares until the performance condition is considered to be probable.

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

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

On January 16, 2018, our board adopted and our stockholders approved the 2018 Omnibus Incentive Plan, which is described in Note 16. Also disclosed in Note 16 is the description of the reclassification of Class B shares and the cancellation of Class A shares.

NOTE 8. WRITE DOWNS AND OTHER CHARGES

The Consolidated Statements of Operations and Comprehensive Loss include various non-routine transactions or consulting and transaction-related fees that have been classified as write downs and other charges. During the year ended December 31, 2017, the Company recognized $4.5 million in write-downs and other charges driven by losses from the disposal of assets of $3.2 million, write offs related to prepaid royalties of $0.7 million, the full impairment of certain intangible assets of $0.6 million (level 3 fair value measurement based on projected cash flows for the specific same titles), losses from the disposal of intangible assets of $0.5 million, offset by a fair value adjustment to an acquisition contingent receivable of $0.6 million (level 3 fair value measurements based on projected cash flows). The contingency was resolved in the quarter ending March 31, 2017. See Note 6 to our consolidated financial statements for a detailed discussion regarding the resolution of the contingency described above.

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

There were no potentially dilutive securities for the years ended December 31, 2017, 2016 and 2015.

Excluded from the calculation of diluted EPS for the years ended December 31, 2017, 2016 and 2015, were 0.1 million restricted shares. Excluded from the calculation of diluted EPS for the year ended December 31, 2017 were 0.4 million stock options and for the years ended December 31, 2016 and 2015 0.5 million stock options were excluded, as such securities were anti-dilutive.

NOTE 10. BENEFIT PLANS

The Company has established a 401(k) defined contribution plan (the “401(k) Plan”) for its employees. The 401(k) Plan allows employees to contribute a portion of their earnings, and the Company may match a percentage of the contributions on a discretionary basis. The expense associated with the 401(k) Plan for the years ended December 31, 2017, 2016 and 2015 was $1.0 million, $0.9 million and $0.6 million, respectively. The increase in the expense associated with the 401(k) Plan in each year is primarily attributable to increased headcount and participation.

On April 28, 2014, the board of directors of the Company approved the 2014 Long-Term Incentive Plan (“LTIP”). Under the LTIP, the Company is authorized to grant nonqualified stock options, rights to purchase Class B Shares, restricted stock, restricted stock units and other awards to be settled in, or based upon, Class B Shares to persons who are directors and employees of and consultants to the Company or any of its subsidiaries on the date of the grant. The LTIP will terminate ten years after approval by the board. Subject to adjustments in connection with certain changes in capitalization, the maximum number of Class B Shares that may be delivered pursuant to awards under the LTIP is 2,253,735 after giving effect to the 1.5543 - for - 1 stock split consummated on January 30, 2018 in connection with our initial public offering. As of December 31, 2017, approximately 350,000 shares remain available for issuance.

NOTE 11. SHARE-BASED COMPENSATION

All share information are presented after giving effect to the 1.5543 - for - 1 stock split consummated on January 30, 2018 in connection with our initial public offering.

Stock Options

The Company has granted stock awards to eligible participants under the LTIP. The stock awards include options to purchase the Company’s Class B Shares. These stock options include a combination of service and market conditions, as further described below. In addition, these stock options include a performance vesting condition, a Qualified Public Offering (see Note 7), which was not considered to be probable as of December 31, 2017. As a result, no share-based compensation expense for stock options has been recognized and none will be recognized for these stock awards until the performance condition is considered to be probable. The amount of unrecognized compensation expense associated with stock options was $7.4 million and for restricted stock was $0.5 million at December 31, 2017. When the performance condition is considered probable, the stock awards will vest in accordance with the underlying service and market conditions.

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

	Year Ended December 31,
	2017	2016	2015
Option valuation assumptions:
Expected dividend yield	—%	—%	—%
Expected volatility	66%	56%	55%
Risk-free interest rate	1.80%	1.64%	1.69%
Expected term (in years)	6.2	6.3	6.4

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

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

All other option awards are eligible to vest upon the satisfaction of certain performance conditions (collectively, “Performance Options”) in addition to the performance vesting condition of a Qualified Public Offering described above. Tranche B options are eligible to vest based on achievement of an Investor IRR equal to or in excess of 20%, subject to a minimum cash-on-cash return of 2.5 times the Investor Investment (as such terms are defined in the Company’s 2014 Long-Term Incentive Plan). Tranche C options are eligible to vest based on achievement of an Investor IRR equal to or in excess of 25%, subject to a minimum cash-on-cash return of 3.0 times the Investor Investment. In the event of a termination of employment without cause or as a result of death or disability, any Performance Options which are outstanding and unvested will remain eligible to vest subject to achievement of such performance targets (without regard to the continued service requirement) until the first anniversary of the date of such termination. As of December 31, 2017, the Company had 667,565 Performance Options outstanding.

Subsequent to December 31, 2017, the vesting conditions of Tranche B and Tranche C options were modified, which is described in Note 16.

A summary of the changes in stock options outstanding during the year ended December 31, 2017, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2016	1,391,251	$8.59
Granted	349,327	$10.23
Canceled	(96,366)	$10.66
Options outstanding as of December 31, 2017	1,644,212	$8.81	7.6	$13,460,495
No options expired or were forfeited for the year ended December 31, 2017.

The following is provided for stock options granted:

	Year Ended December 31,
	2017	2016	2015
Weighted average grant date fair value	$5.31	$5.77	$4.79

Restricted awards

During the year ended December 31, 2014, the Company granted 77,715 restricted Class B Shares that vest in five equal installments on each of the first five anniversaries of the grant date in addition to the performance vesting condition of a Qualified Public Offering described above. As of December 31, 2017, the Company had 77,715 unvested restricted shares outstanding with a weighted average grant date fair value of $6.43. No restricted stock was granted, canceled or forfeited during the years ended December 31, 2017 and 2016. This restricted stock includes a service condition and a performance vesting condition (a Qualified Public Offering), which was not considered to be probable of occurring as of December 31, 2017. As a result, no share-based compensation expense was recognized for the years ended December 31, 2017, 2016 and 2015. When the performance condition is considered probable, the stock awards will vest in accordance with the underlying service condition.

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12. INCOME TAXES

The components of loss before provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Domestic	$(42,185)	$(69,020)	$(66,728)
Foreign	(4,810)	(15,354)	(7,906)
Loss before provision for income taxes	$(46,995)	$(84,374)	$(74,634)

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The income tax (benefit) expense is as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Current:
Federal	$(250)	$(958)	$932
State	47	113	(10)
Foreign	5,365	5,865	1,424
Total current income tax expense	5,162	5,020	2,346

Deferred:
Federal	(5,497)	(7,550)	(34,589)
State	(372)	(31)	(2,506)
Foreign	(1,182)	(439)	(1,340)
Total deferred income (benefit) expense	(7,051)	(8,020)	(38,435)

Income tax (benefit) expense	$(1,889)	$(3,000)	$(36,089)

The reconciliation of income tax at the federal statutory rate to the actual effective income tax rate (benefit) is as follows:

	Year ended December 31,
	2017	2016	2015
Federal statutory rate	(35.0)%	(35.0)%	(35.0)%
Foreign rate differential	1.5%	2.1%	0.7%
Losses of foreign subsidiaries disregarded for US income tax	(2.5)%	(3.2)%	—%
State income taxes, net of federal benefit	(3.0)%	—%	(2.5)%
Nondeductible loan costs	1.4%	1.9%	1.5%
Nondeductible transaction costs	—%	—%	1.6%
Other differences	(4.0)%	4.2%	0.4%
Rate change - impact of the U.S. Tax Cuts and Jobs Act	19.9%	—%	—%
Repatriation tax - impact of the U.S. Tax Cuts and Jobs Act	4.1%	—%	—%
Tax credits - impacts of the U.S. Tax Cuts and Jobs Act	(6.0)%	—%	—%
Valuation allowance - impacts of the U.S. Tax Cuts and Jobs Act	(35.3)%	—%	—%
Withholding tax	2.5%	1.5%	1.1%
Tax credits	(2.1)%	(0.7)%	(1.3)%
Uncertain tax positions	7.3%	1.9%	0.3%
Valuation allowance	47.2%	23.7%	(15.2)%
Effective tax rate	(4.0)%	(3.6)%	(48.4)%

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of the net deferred tax assets (liability) consist of the following (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Accrued expenses	$624	$662
Allowance for bad debt	443	1,175
Payroll accruals	1,732	1,818
Foreign tax credits	11,454	9,541
Net operating loss carryforwards	42,205	47,019
Property and equipment, net	—	1,830
Research and development credits	3,320	1,420
Loan costs and interest	2,551	3,441
Other	1,119	1,654
Total deferred tax assets	63,448	68,560
Valuation allowance	(33,774)	(28,211)
Deferred tax assets, net of valuation allowance	$29,674	$40,349

Deferred tax liabilities:
Prepaid expenses and other	$(359)	$(512)
Intangible assets	(25,493)	(46,785)
Property and equipment, net	(3,723)	—
Deferred tax liabilities	(29,575)	(47,297)
Net deferred tax assets (liabilities)	$99	$(6,948)

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2017 in certain tax jurisdictions. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of December 31, 2017, a valuation allowance of $33.8 million has been recorded on US and certain foreign deferred tax assets to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

The Company’s Mexican customers are required under the U.S.-Mexico tax treaty to withhold 10% of their payments due to the Company for license fees, which can be used as foreign tax credits on the Company’s U.S. federal income tax return. The foreign tax credits are not refundable, but can be carried forward for 10 years to offset future tax liability. As of December 31, 2017, the Company has $11.5 million in foreign tax credits which, if unused, will expire in years 2018 through 2027. In addition, the Company has $3.3 million of research and development credits which begin to expire in 2028. A full valuation allowance has been recorded on the foreign tax credits and research and development credits.

The Company has net operating loss (“NOL”) carryforwards for U.S. federal purposes of $168.0 million, in foreign jurisdictions of $21.4 million and various U.S. states of $100.9 million. The U.S. federal NOL carryforwards begin to expire in 2031, the foreign NOL carryforwards begin to expire in 2021, and the U.S. state NOL carryforwards begin to expire in 2018.

Utilization of the net operating loss carryforwards and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions. Any annual limitation may result in the expiration of net operating losses and credits before utilization.

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company has uncertain tax positions with respect to prior tax filings. The uncertain tax positions, if asserted by taxing authorities, would result in utilization of the Company’s tax credit and operating loss carryovers. The credit and operating loss carryovers presented as deferred tax assets are reflected net of these unrecognized tax benefits.

The Company had the following activity for unrecognized tax benefits in 2017 and 2016 (amounts in thousands):

	December 31, 2017	December 31, 2016
Balance-beginning of year	$30,164	$29,523
Acquisitions	—	—
Increases based on tax positions of the current year	2,065	1,005
Decreases due to lapse of statute	(392)	(236)
Increases based on tax positions of the prior years	1,217	1,963
Decreases based on tax positions of the prior years	(4,908)	(664)
Currency translation adjustments	527	(1,427)
Balance-end of year	$28,673	$30,164

The Company applies a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes the impact of a tax position in the financial statements when the position is more likely than not of being sustained on audit based on the technical merits of the position.

The total amount of unrecognized tax benefits as of December 31, 2017 was $28.7 million. Of this amount, $13.2 million, if recognized, would be included in our Consolidated Statements of Operations and Comprehensive Loss and have an impact on our effective tax rate. The Company anticipates a reduction of its liability for unrecognized tax benefits of up to $5.1 million before December 31, 2018, primarily related to lapse of statute, all of which would impact our Consolidated Statements of Operations and Comprehensive Loss.

The Company interest and penalties accrued for unrecognized tax benefits in income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued penalties and interest of $2.5 million during 2017 and in total, as of December 31, 2017, has recognized a liability for penalties and interest of $10.9 million.

The Company is subject to taxation and potential examination in the United States and various state and foreign jurisdictions. The Company is currently under a Federal income tax examination by the Internal Revenue Service (IRS) for the 2014, 2015, and 2016 tax years, and under examination in Mexico for the 2008 tax year. The Company believes that adequate amounts have been reserved in these jurisdictions. Generally, all tax years remain subject to examination in the United States and various state jurisdiction due to the Company’s NOLs and the 2011 to 2017 tax years remain subject to examination in Mexico. The Company remains subject to possible examination in various other jurisdictions that are not expected to result in material tax adjustments.

The Company entered into an indemnification agreement with the prior owners of Cadillac Jack whereby the prior owners have agreed to indemnify the Company for changes in tax positions by taxing authorities for periods prior to the acquisition. As of December 31, 2017, an indemnification receivable of $18.8 million has been recorded as an other asset in the financial statements. This amount includes the indemnification of the original pre-acquisition tax positions along with any related accrued interest and penalties and is also recorded as a liability for unrecognized tax benefits in other long-term liabilities. The Company concluded that it is probable the indemnification receivable is realizable based on an evaluation of the ability of Cadillac Jack’s prior owner, including a review of its public filings, that demonstrates its financial resources are sufficient to support the amount recorded. If the related unrecognized tax benefits are subsequently recognized, a corresponding charge to relieve the associated indemnification receivables would be recognized in our Consolidated Statements of Operations and Comprehensive Loss and have an impact on operating income.

On December 22, 2017, President Trump signed the Tax Act into law, which significantly reformed the Internal Revenue Code of 1986, as amended. The new legislation, among other things, changed the U.S. federal tax rates (including permanently reducing the U.S. corporate income tax rate from a maximum of 35% to a flat 21% % rate), allowed the expensing

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

of capital expenditures, and put into effect the migration from a “worldwide” system of taxation to a territorial system. As a result, we recorded a provisional net benefit of $8.1 million during the fourth quarter of 2017. This amount, which is included in Income tax benefit (expense) in the consolidated financial statements is comprised of a $9.4 million charge resulting from the re-measurement of the Company’s deferred tax assets and liabilities based on the Tax Act’s new corporate tax rate of 21.0%, a $1.9 million million charge for the one-time mandatory deemed repatriation of foreign earnings, a $2.8 million benefit for related foreign tax credits and a $16.6 million benefit related to the reduction in the existing valuation allowance recorded against certain U.S. federal deferred tax assets. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) that allows for companies to provide provisional amounts for certain income tax effects of the Tax Act for which the company can provide a reasonable estimate. The guidance also addresses the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act, in which case the company would not be expected to provide a provisional amount for those specific items. Additionally, the guidance allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The Company has recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact of the Tax Act on our consolidated financial statements may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, changes in accounting standards for income taxes or related interpretations in response to the Tax Act, and actions the Company may take as a result of the Tax Act.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases administrative and warehouse facilities and certain equipment under non-cancelable operating leases. Rent expense was $2.3 million, $2.5 million, and $2.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Future minimum lease payments under these leases in excess of one year as of December 31, 2017 are as follows (in thousands):

For the year ended December 31,
2018	1,828
2019	2,015
2020	2,075
2021	1,656
2022	1,149
Thereafter	5,449
Total	$14,172

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

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 14. OPERATING SEGMENTS

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

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following provides financial information concerning our reportable segments for the years ended December 31:

	2017	2016	2015
Revenues by segment
EGM	$199,931	$156,407	$119,617
Table Products	4,065	2,674	1,672
Interactive	7,959	7,725	2,003
Total Revenues	211,955	166,806	123,292
Adjusted EBITDA by segment
EGM	107,785	91,729	66,267
Table Products	(528)	(1,663)	(1,402)
Interactive	(416)	(4,727)	(2,518)
Subtotal	106,841	85,339	62,347
Write downs and other:
Loss on disposal of long lived assets	3,901	978	1,275
Impairment of long lived assets	1,214	5,295	4,993
Fair value adjustments to contingent consideration and other items	(630)	(3,000)	(2,667)
Acquisition costs	—	(11)	8,165
Depreciation and amortization	71,649	80,181	61,662
Accretion of placement fees(1)	4,680	4,702	496
Non-cash stock compensation	—	—	4,911
Acquisitions & integration related costs including restructuring & severance	2,936	5,411	7,818
Legal & litigation expenses including settlement payments	523	1,565	1,916
New jurisdictions and regulatory licensing costs	2,062	1,315	256
Non-cash charge on capitalized installation and delivery	1,912	1,680	1,441
Non-cash charges and loss on disposition of assets	1,202	2,478	234
Other adjustments	2,890	1,809	1,286
Interest expense	55,511	59,963	41,642
Interest income	(108)	(57)	(82)
Loss on extinguishment and modification of debt	9,032	—	—
Other expense (income)	(2,938)	7,404	3,635
Loss before income taxes	$(46,995)	$(84,374)	$(74,634)
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

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following provides financial information concerning our operations by geographic area for the years ended December 31 (in thousands):

	Year ended December 31,
Revenue:	2017	2016	2015
United States	$181,743	$138,510	$110,392
Other	30,212	28,296	12,900
	$211,955	$166,806	$123,292

	Year ended December 31,
Long-lived assets, end of year:	2017	2016	2015
United States	$79,301	$70,208	$63,858
Other	8,608	5,169	6,909
	$87,909	$75,377	$70,767

NOTE 15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present selected quarterly financial information for 2017 and 2016, as previously reported (in thousands).

	Quarter ended March 31, 2017	Quarter ended June 30, 2017	Quarter ended September 30, 2017	Quarter ended December 31, 2017
Consolidated Income Statement Data:
Revenues	$47,774	$50,080	$56,440	$57,661
Gross profit[1]	36,451	38,957	42,766	42,192
Income from operations	2,183	2,322	9,136	861
Net (loss) income	(12,386)	(20,110)	(4,090)	(8,520)
Basic loss per share	(0.53)	(0.87)	(0.18)	(0.37)
Diluted loss per share	(0.53)	(0.87)	(0.18)	(0.37)

	Quarter ended March 31, 2016	Quarter ended June 30, 2016	Quarter ended September 30, 2016	Quarter ended December 31, 2016
Consolidated Income Statement Data:
Revenues	$40,235	$42,618	$41,208	$42,745
Gross profit[1]	33,792	32,599	33,799	33,643
Loss from operations	(4,206)	(4,338)	(7,117)	(1,403)
Net (loss) income	(21,066)	(18,839)	(21,235)	(20,234)
Basic income (loss) per share	(0.91)	(0.81)	(0.91)	(0.87)
Diluted income (loss) per share	(0.91)	(0.81)	(0.91)	(0.87)

[1] Gross profit is total revenues less cost of gaming operations and cost of equipment sales, exclusive of depreciation and amortization.

NOTE 16. SUBSEQUENT EVENTS

Tranche B and Tranche C Modification

On January 16, 2018, we amended our option agreements to add an additional vesting provisions to our performance based options. Tranche B options are eligible to vest (a) based on achievement of an Investor IRR equal to or in excess of 20%, subject to a minimum cash-on-cash return of 2.5 times the Investor Investment (as such terms are defined in the Company’s 2014 Long-Term Incentive Plan) or (b) on the first day that the volume-weighted average price per share of our common stock for the prior 60 consecutive trading days exceeds $19.11 (provided that such 60-day period shall not commence earlier than the 181st day after the completion of our offering). Tranche C options are eligible to vest (a) based on achievement of an Investor IRR equal to or in excess of 25%, subject to a minimum cash-on-cash return of 3.0 times the Investor Investment or (b) on the

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

first day that the volume-weighted average price per share of our common stock for the prior 60 consecutive trading days exceeds $22.93 (provided that such 60-day period shall not commence earlier than the 181st day after the completion of our offering). In the event of a termination of employment of the Tranche B and Tranche C option holder, without cause or as a result of death or disability, any Tranche B and Tranche C options which are outstanding and unvested will remain eligible to vest subject to achievement of such performance targets (without regard to the continued service requirement) until the first anniversary of the date of such termination.

As a result of the modification, the Company measured the incremental fair value of Tranche B and Tranche C options, which resulted in $2.9 million of incremental fair value.

Initial Public Offering

On January 26, 2018, the Company completed the initial public offering of its common stock, in which it issued and sold 10,250,000 shares of common stock at a public offering price of $16.00 per share. The aggregate net proceeds received by the Company from the initial public offering were $149.1 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

On February 27, 2018 the Company sold an additional 1,537,500 shares of its common stock, par value $0.01 per share, at a public offering price of $16.00 per share pursuant to the underwriters’ exercise in full of the over-allotment option the Company granted to the underwriters in connection with its recently closed initial public offering of 10,250,000 shares of Common Stock. The Company received from the exercise of the over-allotment option net proceeds, after deducting underwriting discounts and commissions, of $23.0 million.
Upon the closing of the initial public offering the performance vesting condition, a Qualified Public Offering (see Note 7), related to the Company’s stock awards was considered probable and we recognized a catch up of share-based compensation charge of $7.9 million.
Stock Split

On January 30, 2018 the Company (i) reclassified its existing Class B Shares into a new class of voting common stock, which was the class of stock investors received in the initial public offering, and (ii) cancelled its existing Class A Shares of common stock. Concurrent with this reclassification, and immediately prior to the consummation of the initial public offering, we effected a 1.5543-for-1 stock split of the Company’s new voting common stock such that existing stockholders each received 1.5543 shares of the new voting common stock described above in clause (i) for each share of Class B Shares they held at that time. Accordingly, all share and per share amounts for all periods presented in these financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the stock split.

Omnibus Incentive Plan

On January 16, 2018, our board adopted and our stockholders approved the 2018 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) pursuant to which equity-based and cash incentives may be granted to participating employees, directors and consultants. The Omnibus Incentive Plan provides for an aggregate of 1,607,389 post-split shares of our common stock. No more than 1,607,389 shares of our common stock may be issued with respect to incentive stock options under the Omnibus Incentive Plan. The compensation committee may grant awards of non-qualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, performance compensation awards (including cash bonus awards), other cash-based awards or any combination of the foregoing.

Repayment of Senior Secured PIK Notes

On January 30, 2018, the Company used the net proceeds of the initial public offering of its shares of common stock and cash on hand to redeem in full its 11.25% senior secured PIK notes due 2024 (the “Notes”). On the redemption date, the aggregate principal amount of the Notes outstanding was $152.6 million and the amount of accrued and unpaid interest was $1.4 million. In connection with the redemption, the Company repaid all of the outstanding obligations in respect of principal, interest and fees under the Notes.

Concurrently with the redemption of the PIK notes, the Company terminated its amended and restated note purchase agreement (the “A&R Note Purchase Agreement”), dated May 30, 2017, among the Company, AP Gaming Holdings, LLC, as

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

subsidiary guarantor, Deutsche Bank AG, London Branch, as holder, and Deutsche Bank Trust Company Americas, as collateral agent, which governed the Notes.

Term Loan Repricing

On February 7, 2018, the Company entered into an Incremental Assumption and Amendment Agreement, which amended and restated the First Lien Credit Agreement, dated as of June 6, 2017, as amended by the Incremental Agreement dated as of December 6, 2017, to reduce the applicable margin for the Term B Loans thereunder by 1.25%. The agreement also provides that any refinancing of the Term B Loans through the issuance of certain debt or any repricing amendment resulting in a lower yield occurring at any time during the first six months after February 7, 2018 will be accompanied by a 1.00% payment premium or fee. Other than described above, the Term B Loans continue to have the same terms as provided under the existing credit agreement.

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ITEM 15(a)(2). FINANCIAL STATEMENT SCHEDULES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

PLAYAGS, INC.
(PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$2,201	$10,171
Prepaid expenses	54	40
Total current assets	2,255	10,211
Deferred tax asset	—	—
Investment in subsidiaries	121,118	153,926
Total assets	$123,373	$164,137

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$—	$36
Intercompany payables	399	93
Total current liabilities	399	129
Long-term debt	149,588	146,284
Other long-term liabilities	1,321	1,296
Total liabilities	151,308	147,709
Stockholders’ equity:
Common stock	149	149
Additional paid-in capital	177,276	177,276
Retained earnings	(201,557)	(156,451)
Accumulated other comprehensive loss	(3,803)	(4,546)
Total stockholders’ equity	(27,935)	16,428
Total liabilities and stockholders’ equity	$123,373	$164,137

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

PLAYAGS, INC.
(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF OPERATIONS
(in thousands)

	Year ended December 31,
	2017	2016	2015
Operating expenses
Selling, general and administrative	$286	$231	$546
Total operating expenses	286	231	546
Loss from operations	(286)	(231)	(546)
Other expense (income)
Equity in net loss of subsidiaries	28,302	62,450	33,405
Interest expense	16,518	15,165	8,123
Interest income	—	—	(1)
Loss before income taxes	(45,106)	(77,846)	(42,073)
Income tax benefit (expense)	—	(3,528)	3,528
Net loss	(45,106)	(81,374)	(38,545)
Foreign currency translation adjustment	743	(2,735)	(2,099)
Total comprehensive loss	$(44,363)	$(84,109)	$(40,644)

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

PLAYAGS, INC.
(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands, except per share data)

	Year ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(45,106)	$(81,374)	$(38,545)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of deferred loan costs and discount	479	340	143
Payment-in-kind interest payments	(1,108)	—	—
Payment-in-kind interest capitalized	15,933	14,819	7,980
Equity in net loss of subsidiaries	28,302	62,450	33,405
(Benefit) provision of deferred income tax	—	3,528	(3,528)
Changes in assets and liabilities that relate to operations:
Prepaid expenses	(14)	23	6
Intercompany payable/receivable	306	148	455
Accounts payable and accrued liabilities	(36)	35	(24)
Net cash (used in) provided by operating activities	(1,244)	(31)	(108)
Cash flows from investing activities
Investment in subsidiaries	(7,965)	(15,720)	(172,484)
Distributions received from subsidiaries	8,084	—	1,322
Net cash used in investing activities	119	(15,720)	(171,162)
Cash flows from financing activities
Proceeds from issuance of debt	—	—	111,550
Proceeds from issuance of common stock	—	—	77,425
Repayment of seller notes	(6,870)	—	—
Proceeds from employees in advance of common stock issuance	25	—	579
Repurchase of shares issued to management	—	(50)	(277)
Payment of deferred loan costs	—	—	(548)
Net cash provided by financing activities	(6,845)	(50)	188,729
Increase (decrease) in cash and cash equivalents	(7,970)	(15,801)	17,459
Cash and cash equivalents, beginning of period	10,171	25,972	8,513
Cash and cash equivalents, end of period	$2,201	$10,171	$25,972

Non-cash investing and financing activities:
Subsidiary payment for share repurchase on Company’s behalf	$—	$—	$1,000
Intercompany payable settled as distribution	$—	$—	$890
Reduction of Amaya Seller Note	$5,130	$—	$—
Incurrence of Amaya Seller Note	$—	$—	$12,000

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

PLAYAGS, INC.
(PARENT COMPANY ONLY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The parent company financial statements of PlayAGS, Inc., formerly AP Gaming Holdco, Inc. (the “ Parent Company”) should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes thereto. For purposes of these condensed financial statements, the Parent Company’s wholly owned and majority owned subsidiaries are recorded based upon its proportionate share of the subsidiaries’ net assets (similar to presenting them on the equity method).

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

The Notes contain limitations on additional indebtedness, guarantees, incurrence of liens, investments and distributions, as defined, some of which were modified in the A&R Note Purchase Agreement.  The Notes also contains customary events of default included in similar transactions, including, among others, failure to make payments when due, acceleration of other material indebtedness, breach of covenants, breach of representations and warranties, involuntary or voluntary bankruptcy, and material judgments. At December 31, 2017, the Notes totaled $149.6 million, which includes capitalized interest of $37.6 million.

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Seller Note

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

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Tax-related valuation allowance	Balance at the beginning of period	Charged to tax expense/(benefit)	Purchase accounting adjustments	Impact of foreign currency exchange rate	Balance at the end of period
Year ended December 31, 2017	$28,211	$5,557	$—	$6	$33,774
Year ended December 31, 2016	$8,274	$19,962	$—	$(25)	$28,211
Year ended December 31, 2015	$14,260	$(11,787)	$5,727	$74	$8,274