Form 10-K/A
period 2017-12-31
PlayAGS, Inc.
filed 2018-03-30
CIK 1593548

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Neither the registrant’s voting common stock nor its non-voting common stock are publicly traded, and accordingly had no market value as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter. As of March 13, 2018, there were 35,244,003 shares of the Registrant’s common stock, $.01 par value per share, outstanding.

EXPLANATORY NOTE

PlayAGS, Inc. (formerly, AP Gaming Holdco, Inc.) (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its annual report on Form 10-K for the fiscal year ended December 31, 2017, which was originally filed with the Securities and Exchange Commission on March 14, 2018 (the “Original Filing”).

The purpose of the Amendment is to correct a typographical error in the PricewaterhouseCoopers LLP Report of Independent Registered Public Accounting Firm (“Auditor’s Report”), included in Item 8, “Financial Statements and Supplementary Data.” The typographical error that was corrected concerns the date of the Auditor’s Report, which referenced 2017 instead of 2018 due to an inadvertent oversight in the EDGAR preparation process. No other changes were made to the Auditor’s Report other than the date included in the EDGAR filing.

This Amendment amends the Original Filing with respect to Item 8, “Financial Statements and Supplementary Data.” As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of our principal executive officer and principal financial officer are also being filed as exhibits 31.1, 31.2 and 32.1 to this Amendment. Similarly, revised XBRL exhibits are being filed as exhibits to this Amendment. As a result, Item 15, “Exhibits and Financial Statement Schedules”, has also been modified. In addition, the consents filed as Exhibit 23.1 and Exhibit 23.2 to this Amendment are dated as of the filing date of this Amendment.
This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update any related other disclosures and should be read in conjunction with the Original Filing made with the Securities and Exchange Commission.

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

v

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

21.1	Subsidiaries of AP Gaming Holdco, Inc.

23.1 *	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

23.2 *	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1 *	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.IN *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

* Exhibit filed with this report

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYAGS, INC.

Date:	March 30, 2018	By:	/s/ KIMO AKIONA
		Name:	Kimo Akiona
		Title:	Chief Financial Officer, Chief Accounting Officer and Treasurer, (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID LOPEZ	Chief Executive Officer, President and Director (Principal Executive Officer)	March 30, 2018
David Lopez

/s/ KIMO AKIONA	Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)	March 30, 2018
Kimo Akiona

/s/ DAVID SAMBUR	Director	March 30, 2018
David Sambur

/s/ DANIEL COHEN	Director	March 30, 2018
Daniel Cohen

/s/ ERIC PRESS	Director	March 30, 2018
Eric Press

/s/ YVETTE E. LANDAU	Director	March 30, 2018
Yvette E. Landau

/s/ ADAM CHIBIB	Director	March 30, 2018
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
March 14, 2018

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