Form 10-Q
period 2018-03-31
PlayAGS, Inc.
filed 2018-05-03
CIK 1593548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarter ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of May 1, 2018, there were 35,244,003 shares of the Registrant’s common stock, $.01 par value per share, outstanding.

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PLAYAGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)
(unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$25,821	$19,242
Restricted cash	78	100
Accounts receivable, net of allowance of $1,284 and $1,462, respectively	38,766	32,776
Inventories	29,006	24,455
Prepaid expenses	4,516	2,675
Deposits and other	3,435	3,460
Total current assets	101,622	82,708
Property and equipment, net	80,509	77,982
Goodwill	279,941	278,337
Intangible assets	222,557	232,287
Deferred tax asset	3,734	1,115
Other assets	13,674	24,813
Total assets	$702,037	$697,242

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$11,506	$11,407
Accrued liabilities	16,411	24,954
Current maturities of long-term debt	7,055	7,359
Total current liabilities	34,972	43,720
Long-term debt	493,865	644,158
Deferred tax liability - noncurrent	—	1,016
Other long-term liabilities	26,734	36,283
Total liabilities	555,571	725,177
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock at $0.01 par value; 100,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value; 450,000,000 shares authorized at March 31, 2018 and 46,629,155 at December 31, 2017; and 35,212,917 and 23,208,076 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively.	352	149
Additional paid-in capital	358,075	177,276
Accumulated deficit	(211,095)	(201,557)
Accumulated other comprehensive loss	(866)	(3,803)
Total stockholders’ equity	146,466	(27,935)
Total liabilities and stockholders’ equity	$702,037	$697,242
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(amounts in thousands, except per share data)
 (unaudited)

	Three months ended March 31,
	2018	2017
Revenues
Gaming operations	$49,632	$40,433
Equipment sales	15,224	7,341
Total revenues	64,856	47,774
Operating expenses
Cost of gaming operations(1)	8,858	7,471
Cost of equipment sales(1)	7,399	3,852
Selling, general and administrative	16,777	10,281
Research and development	8,625	5,304
Write downs and other charges	1,610	232
Depreciation and amortization	19,349	18,451
Total operating expenses	62,618	45,591
Income from operations	2,238	2,183
Other (income) expense
Interest expense	10,424	15,160
Interest income	(52)	(15)
Loss on extinguishment and modification of debt	4,608	—
Other (income) expense	9,232	(2,809)
Loss before income taxes	(21,974)	(10,153)
Income tax benefit (expense)	12,436	(2,233)
Net loss	(9,538)	(12,386)
Foreign currency translation adjustment	2,937	875
Total comprehensive loss	$(6,601)	$(11,511)

Basic and diluted loss per common share:
Basic	$(0.30)	$(0.53)
Diluted	$(0.30)	$(0.53)
Weighted average common shares outstanding:
Basic	31,735	23,208
Diluted	31,735	23,208
(1) exclusive of depreciation and amortization

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands)
 (unaudited)

	PlayAGS, Inc.
	Common Stock - Shares	Common Stock - Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2016	14,932	149	177,276	(156,451)	(4,546)	16,428
Net loss	—	—	—	(45,106)	—	(45,106)
Foreign currency translation adjustment	—	—	—	—	743	743
Issuance of common stock	—	—	—	—	—	—
Balance at December 31, 2017	14,932	149	177,276	(201,557)	(3,803)	(27,935)
Net loss	—	—	—	(9,538)	—	(9,538)
Foreign currency translation adjustment	—	—	—	—	2,937	2,937
Stock based compensation expense	—	—	8,153	—	—	8,153
Stock split (1.5543-for-one) and reclassification	8,276	83	(83)	—	—	—
Reclassification of management shares	171	2	1,319	—	—	1,321
Vesting of restricted stock	47	—	—	—	—	—
Issuance of common stock	11,787	118	171,410		—	171,528
Balance at March 31, 2018	35,213	$352	$358,075	$(211,095)	$(866)	$146,466

PLAYAGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(9,538)	$(12,386)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,349	18,451
Accretion of contract rights under development agreements and placement fees	1,084	1,149
Amortization of deferred loan costs and discount	451	939
Payment-in-kind interest capitalized	—	112
Payment-in-kind interest payments	(37,624)	—
Write off of deferred loan cost and discount	3,410	—
Stock based compensation expense	8,153	—
(Benefit) provision for bad debts	(142)	595
Loss on disposition of assets	340	577
Impairment of assets	570	285
Fair value adjustment of contingent consideration	700	—
(Benefit) provision for deferred income tax	(3,551)	1,350
Changes in assets and liabilities that relate to operations:
Accounts receivable	(4,820)	637
Inventories	(2,462)	2,315
Prepaid expenses	(1,826)	(1,062)
Deposits and other	118	(90)
Other assets, non-current	11,618	(1,089)
Accounts payable and accrued liabilities	(18,646)	(4,564)
Net cash provided by (used in) operating activities	(32,816)	7,219
Cash flows from investing activities
Purchase of intangible assets	(568)	(358)
Software development and other expenditures	(2,490)	(2,210)
Proceeds from disposition of assets	21	—
Purchases of property and equipment	(11,931)	(11,861)
Net cash used in investing activities	(14,968)	(14,429)
Cash flows from financing activities
Repayment of PIK notes	(115,000)	—
Repayment of senior secured credit facilities	(1,288)	(1,833)
Payment of financed placement fee obligations	(879)	(1,320)
Payments on equipment long term note payable and capital leases	(678)	—
Proceeds from issuance of common stock	176,341	—
Initial public offering cost	(4,160)	—
Proceeds from employees in advance of common stock issuance	—	25
Net cash used in financing activities	54,336	(3,128)
Effect of exchange rates on cash and cash equivalents	5	3
Decrease in cash and cash equivalents	6,557	(10,335)
Cash, cash equivalents and restricted cash, beginning of period	19,342	18,077
Cash, cash equivalents and restricted cash, end of period	$25,899	$7,742

Supplemental cash flow information:
Cash paid during the period for interest	$8,412	$9,655
Cash paid during the period for taxes	$101	$273

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

PlayAGS, Inc. (formerly AP Gaming Holdco, Inc.) (the "Company," "PlayAGS," "we," "us," or "our") is a leading designer and supplier of gaming products and services for the gaming industry. We operate in legalized gaming markets across the globe and provide state-of-the-art, value-add products in three distinct segments: Electronic Gaming Machines (“EGM”), which includes server-based systems and back-office systems that are used by Class II Native American and Mexican gaming jurisdictions and Class III Native American, commercial and charitable jurisdictions; Table Products (“Table Products”), which includes live felt table games, side-bets and progressives as well as our newly introduced card shuffler, “DEX”; and Interactive Social Casino Games (“Interactive”), which provides social casino games on desktop and mobile devices. Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line.

The Company filed a Registration Statement on Form 10 on December 19, 2013, which went effective under the
Securities Exchange Act of 1934, as amended (the “Exchange Act”), on December 19, 2013. On January 30, 2018, we
completed the initial public offering of 10,250,000 shares of our common stock, at a public offering price of $16.00 per share
(the “IPO”).

Electronic Gaming Machines

Our EGM segment offers a selection of video slot titles developed for the global marketplace, which currently includes ICON, Halo, Colossal Diamonds (“Big Red”), and Orion Portrait. In addition to providing complete EGM units, we offer conversion kits that allow existing game titles to be converted to other game titles offered within that operating platform.

Table Products

Our table products include live proprietary table products and side-bets, as well as ancillary table products. Products include both internally developed and acquired proprietary table products, side-bets, progressives, and table technology related to blackjack, poker, baccarat, craps and roulette. We have acquired a number of popular brands, including In-Bet Gaming (“In Bet”), Buster Blackjack, Double Draw Poker and Criss Cross Poker that are based on traditional well-known public domain games such as blackjack and poker; however, these proprietary games provide intriguing betting options that offer more excitement and greater volatility to the player, ultimately enhancing our casino customers’ profitability.

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain disclosures required by generally accepted accounting principles (“GAAP”) are omitted or condensed in these condensed consolidated financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) that are necessary for a fair statement of the Company's financial position, results of operations and cash flows for the interim periods have been made. The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

PLAYAGS, INC.
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

Revenue Recognition

Gaming Operations

Gaming operations revenue is earned by providing customers with gaming machines, gaming machine content licenses, back-office equipment and linked progressive systems, which are collectively referred to as gaming equipment, under participation arrangements. The participation arrangements convey the right to use the equipment (i.e. gaming machines and related integral software) for a stated period of time, which typically ranges from one to three years upon which the contract continues on a month-to-month basis thereafter. In some instances, the Company will enter arrangements for longer periods of time; however, many of these arrangements include the ability of the customer to cancel the contract and return the games to the Company, a provision which renders their contracts effectively month-to-month contracts. Primarily due to these factors, our participation arrangements are accounted for as operating leases. In some instances, we will offer a free trial period during which no revenue is recognized. If during or at the conclusion of the trial period the customer chooses to enter into a lease for the gaming equipment, we commence revenue recognition according to the terms of the agreement.

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

Equipment Sales

Revenues from contracts with customers are recognized and recorded when the following criteria are met:

•
We have a contract that has been approved by both the customer and the Company. Our contracts specify the products being sold and payment terms and are recognized when it is probable that we will collect substantially all of the contracted amount; and

•	Delivery has occurred and services have been rendered in accordance with the contract terms.

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Equipment sales are generated from the sale of gaming machines and licensing rights to game content software that is installed in the gaming machine, parts, and other ancillary equipment. Also included within the deliverables are delivery, installation and training, all of which occur within a few days of arriving at the customer location. Gaming equipment sales do not include maintenance beyond a standard warranty period. The recognition of revenue from the sale of gaming devices occurs as the customer obtains control of the product and all other revenue recognition criteria have been satisfied. Our contracts include a fixed transaction price. Amounts are due from customers within 30 to 90 days of the invoice date and to a lesser extent we offer extended payment terms of 12 to 24 months with payments due monthly during the extended payment period.

The Company enters into revenue arrangements that may consist of multiple performance obligations, which are typically multiple distinct products that may be shipped to the customer at different times. For example, gaming equipment arrangements may include the sale of gaming machines to be delivered upon the consummation of the contract and additional game content conversion kits that will be delivered at a later date when requested by the customer to replace the game content on the customer’s existing gaming machines. Products are identified as separate performance obligations if they are distinct, meaning that the customer can benefit from the product on its own and is separately identifiable from other promises in the contract.

Revenue is allocated to the separate performance obligations based on relative standalone selling prices determined at contract inception. Standalone selling prices are primarily determined by prices that we charge for the products when they are sold separately. When a product is not sold separately, we determine the standalone selling price with reference to our standard pricing policies and practices.

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

PLAYAGS, INC.
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

The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company groups long-lived assets for impairment analysis at the lowest level for which identifiable cash flows can be measured independently of the cash flows of other assets and liabilities. This is typically at the individual gaming machine level or at the cabinet product line level. Impairment testing is performed and losses are estimated when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the assets’ carrying amount.

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

PLAYAGS, INC.
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

Goodwill

The excess of the purchase price of an acquired business over the estimated fair value of the assets acquired and the liabilities assumed is recorded as goodwill. The Company tests for possible impairment of goodwill at least annually, on October 1, or when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company has the option to begin with a qualitative assessment, commonly referred to as “Step 0”, to determine whether it is more likely than not that the reporting unit’s fair value of goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as the general economic environment, industry and market conditions, changes in key assumptions used since the most recently performed valuation and overall financial performance of the reporting units. If the Company determines that it is more likely than not that a reporting unit’s fair value is less than its carrying value, the Company performs a quantitative goodwill impairment analysis, and depending upon the results of that measurement, the recorded goodwill may be written down and charged to income from operations when the carrying amount of the reporting unit exceeds the fair value of the reporting unit. As of March 31, 2018, there were no indicators of goodwill impairment.

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

Fair Value of Financial Instruments

The Company applies the provisions of ASC 820, “Fair Value Measurements” (ASC 820) to its financial assets and liabilities. Fair value is defined as a market-based measurement intended to estimate the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs when measuring fair value. These inputs are categorized as follows:

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

The carrying values of the Company’s cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short term maturities of these instruments. The fair value of our long-term debt is based on the quoted market prices for similar issues (Level 2 inputs). The estimated fair value of our long-term debt as of March 31, 2018 and December 31, 2017 was $507.5 million and $675.7 million, respectively.

PLAYAGS, INC.
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

We are required to make significant judgments when evaluating our uncertain tax positions and the related tax benefits. We believe our assumptions are reasonable; however, there is no guarantee that the final outcome of the related matters will not differ from the amounts reflected in our income tax provisions and accruals. We adjust our liability for uncertain tax positions based on changes in facts and circumstances such as the closing of a tax audit or changes in estimates. We adjusted our liability in the quarter ended March 31, 2018, which is described in Note 12. Our income tax provision may be impacted to the extent that the final outcome of these tax positions is different than the amounts recorded.

On December 22, 2017, President Trump signed H.R. 1, originally known as the “Tax Cuts and Jobs Act” (the “Tax Act”) into law, which significantly reformed the Internal Revenue Code of 1986, as amended. The new legislation, among other things, changed the U.S. federal tax rates (including permanently reducing the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate), allowed the expensing of capital expenditures, and put into effect the migration from a “worldwide” system of taxation to a territorial system. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the period ended December 31, 2017. The ultimate impact of the Tax Act on our consolidated financial statements may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. For the three months ended March 31, 2018, there was no change to the provisional Transaction Tax recorded in the prior period. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.

Under U.S. GAAP, the Company must make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to Global Intangible Low-Taxed Income ("GILTI") as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method). The Company has elected the period cost method and has considered the estimated 2018 GILTI impact in its 2018 tax expense which we currently deem to be immaterial on the consolidated financial statements.

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

Recently Issued Accounting Pronouncements

Adopted in the Current Period

In May 2014, the FASB issued an accounting standards update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue from contracts with customers. The amendment outlines a single comprehensive model for entities to depict the transfer of goods or services to customers in amounts that reflect the payment to which a company expects to be entitled in exchange for those goods or services. The amendment also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. The ASU may be adopted using either a full retrospective transition method or a modified retrospective transition method and was adopted by the Company on January 1, 2018. The Company used the modified retrospective application approach and the adoption of the new revenue standards did not have a material impact on its consolidated financial statements as the majority of our revenue is recognized under lease accounting guidance. Related disclosures of the Company’s revenue recognition policy have been updated above under Revenue Recognition to reflect the adoption of the new standards.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). ASU 2016-15 intends to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this ASU in the current period and it did not have a material effect on our financial condition, results of operations or cash flows.

The FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash in 2016. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted the guidance retrospectively at the beginning of the first quarter of 2018. The adoption of this guidance resulted in immaterial increases to the cash, cash equivalents and restricted cash beginning-of-period and end-of period line items in the statement of cash flows to include the balance of restricted cash.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new guidance clarifies the definition of a business in order to allow for the evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We adopted this ASU in the current period and it will be effective for acquisitions that are consummated in the current and future periods.

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

To be Adopted in Future Periods

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 requires the remeasurement of deferred tax assets and liabilities as a result of a change in tax laws or rates to be presented in net income from continuing operations. Adjusting temporary differences originally recorded to Accumulated Other Comprehensive Income (“AOCI”) through continuing operations may result in disproportionate tax effects ultimately being lodged in AOCI. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of adopting this guidance.

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

We have recorded the Rocket assets acquired and liabilities assumed based on our estimates of their fair values at the acquisition date. The determination of the fair values of the assets acquired and liabilities assumed (and the related determination of estimated lives of depreciable and amortizable tangible and identifiable intangible assets) requires significant judgment and estimates. The estimates and assumptions used include the projected timing and amount of future cash flows and discount rates that reflect risk inherent in the future cash flows. The estimated fair values of the Rocket assets acquired and liabilities assumed and resulting goodwill are subject to adjustment as we finalize our fair value analysis. The significant items for which a final fair value has not been determined as of the filing of this report on Form 10-Q include the fair value of property and equipment and intangible assets. We expect to complete our fair value determinations no later than one year from acquisition date. We do not currently expect our fair value determinations to change; however, there may be differences compared to those amounts reflected in our consolidated financial statements as we finalize our fair value analysis and such changes could be material.

The preliminary allocation of the purchase price to the estimated fair values of the assets acquired and the liabilities assumed was as follows (in thousands):

Inventories	$354
Property and Equipment	3,307
Goodwill	23,417
Intangible assets	30,090
Total Assets	57,168
Other long-term liabilities	318
Total purchase price	$56,850

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

Our preliminary estimates of the fair values of identifiable intangible assets include $21.9 million customer relationships, $7.2 million gaming software and technology platforms, and $0.9 million trade names. The intangible assets have a weighted average useful life of 6.4 years.

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

In Bet Gaming

During the quarter ended September 30, 2017, the Company acquired certain intangible assets related to the purchase of table games and table game related intellectual property from In Bet. The acquisition was accounted for as an acquisition of a business and the assets acquired and liabilities assumed were measured based on our preliminary estimates of their fair values at the acquisition date. The estimated fair values of assets acquired and liabilities assumed and resulting goodwill are subject to adjustment as we finalize our fair value analysis. The significant items for which a final fair value has not been determined as of the filing of this report on Form 10-Q include the fair value of intangible assets. We expect to complete our fair value determinations no later than one year from acquisition date. We attribute the goodwill acquired to our ability to commercialize the products over our distribution and sales network, opportunities for synergies, and other strategic benefits. Total consideration of $9.6 million included an estimated $2.6 million of contingent consideration that is payable upon the achievement of certain targets and periodically based on a percentage of product revenue earned on the purchased table games.

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The consideration was allocated primarily to tax deductible goodwill for $3.2 million and intangible assets of $5.5 million, which will be amortized over a weighted average period of approximately 9 years.

The contingent consideration was valued using scenario-based methods (the Company used level 3 of observable inputs in this valuation) that account for the expected timing of payments to be made and discounted using an estimated borrowing rate.  The borrowing rate utilized for this purpose was developed with reference to the Company’s existing borrowing rates, adjusted for the facts and circumstances related to the contingent consideration.

The intangible assets consist of a primary asset that includes the intellectual property acquired, which asset represents the majority of the intangible asset value.  This intellectual property was valued using the excess earnings method (the
Company used level 3 of observable inputs in this valuation), which is a risk-adjusted discounted cash flow approach that determines the value of an intangible asset as the present value of the cash flows attributable to such asset after excluding the proportion of the cash flows that are attributable to other assets. The contribution to the cash flows that are made by other assets - such as working capital, workforce and other intangible assets - was estimated through contributory asset capital charges. The value of the acquired intellectual property is the present value of the attributed post-tax cash flows, net of the post-tax return on fair value attributed to the other assets.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Gaming equipment	$130,297	$125,064
Other property and equipment	18,212	17,229
Less: Accumulated depreciation	(68,000)	(64,311)
Total property and equipment, net	$80,509	$77,982

Gaming equipment and other property and equipment are depreciated over the respective useful lives of the assets ranging from three to six years. Depreciation expense was $7.8 million and $6.1 million for the three months ended March 31, 2018 and 2017, respectively.

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 4. GOODWILL AND INTANGIBLES
There were no accumulated impairments of goodwill as of March 31, 2018. Changes in the carrying amount of goodwill are as follows (in thousands):

	Gross Carrying Amount
	EGM	Table Products	Interactive	Total
Balance at December 31, 2017	$266,868	$6,641	$4,828	$278,337
Foreign currency adjustments	1,404	—	—	1,404
Purchase accounting adjustment	$—	200	—	200
Balance at March 31, 2018	$268,272	$6,841	$4,828	$279,941

Intangible assets consist of the following (in thousands):

		March 31, 2018			December 31, 2017
	Useful Life (years)	Gross Value	Accumulated Amortization	Net Carrying Value	Gross Value	Accumulated Amortization	Net Carrying Value
Indefinite lived trade names	Indefinite	$12,126	$—	$12,126	$12,126	$—	$12,126
Trade and brand names	7	14,730	(8,432)	6,298	14,730	(7,642)	7,088
Customer relationships	7	188,515	(75,501)	113,014	188,419	(69,564)	118,855
Contract rights under development and placement fees	1 - 7	17,415	(10,928)	6,487	16,834	(9,860)	6,974
Gaming software and technology platforms	1 - 7	142,410	(70,501)	71,909	141,231	(67,189)	74,042
Intellectual property	10 - 12	17,180	(4,457)	12,723	17,180	(3,978)	13,202
		$392,376	$(169,819)	$222,557	$390,520	$(158,233)	$232,287

Intangible assets are amortized over their respective estimated useful lives ranging from one to twelve years. Amortization expense related to intangible assets was $11.5 million and $12.4 million for the three months ended March 31, 2018 and 2017, respectively.

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We recorded impairments related to internally developed gaming titles of $0.6 million for the period ended March 31, 2018. We recorded impairments related to internally developed gaming titles of $0.3 million for the period ended March 31, 2017 as it was determined by management that the gaming titles would no longer be used.

The Company enters into development agreements and placement fee agreements with certain customers to secure floor space under lease agreements for its gaming machines. Amounts paid in connection with the development agreements are repaid to the Company in accordance with the terms of the agreement, whereas placements fees are not reimbursed. For development agreements in the form of a loan, interest income is recognized on the repayment of the notes based on the stated rate or, if not stated explicitly in the development agreement, on an imputed interest rate. If the stated interest rate is deemed to be other than a market rate or zero, a discount is recorded on the note receivable as a result of the difference between the stated and market rate and a corresponding intangible asset is recorded. The intangible asset is recognized in the financial statements as a contract right under development agreement and amortized as a reduction in revenue over the term of the agreement. Placement fees can be in the form of cash paid upfront or free lease periods and are accreted over the life of the contract and the expense is recorded as a reduction of revenue. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $1.1 million for the three months ended March 31, 2018 and 2017.

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 5. ACCRUED LIABILITIES
Accrued liabilities consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Salary and payroll tax accrual	$4,261	$9,449
Taxes payable	2,298	2,655
License fee obligation	1,000	1,000
Placement fees payable	4,000	4,000
Accrued other	4,852	7,850
Total accrued liabilities	$16,411	$24,954

NOTE 6. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	March 31, 2018	December 31, 2017
First Lien Credit Facilities:
Term loans, interest at LIBOR or base rate plus 4.25% (5.33% at March 31, 2018), net of unamortized discount and deferred loan costs of $12.6 million and $13.4 million at March 31, 2018 and December 31, 2017, respectively.	$498,709	$499,173
Senior secured PIK notes, net of unamortized discount and deferred loan costs of $3.0 million at December 31, 2017.	—	149,588
Equipment long-term note payable and capital leases	2,211	2,756
Total debt	500,920	651,517
Less: Current portion	(7,055)	(7,359)
Long-term debt	$493,865	$644,158

First Lien Credit Facilities

On June 6, 2017 (the “Closing Date”), AP Gaming I, LLC (the “Borrower”), a wholly owned indirect subsidiary of the Company, entered into a first lien credit agreement (“the First Lien Credit Agreement”), providing for $450.0 million in term loans and a $30.0 million revolving credit facility (the “First Lien Credit Facilities”).  The proceeds of the term loans were used primarily to repay the senior secured credit facilities (the “Existing Credit Facilities”), the notes issued by the Company to AGS Holdings, LLC (the “AGS Seller Notes”) and the promissory note issued by the Company to Amaya Inc. (the “Amaya Seller Note”), to pay for the fees and expenses incurred in connection with the foregoing and otherwise for general corporate purposes.

On December 6, 2017, AP Gaming I, LLC (the “Borrower”), a wholly owned indirect subsidiary of the Company, entered into incremental facilities for $65.0 million in term loans.  The net proceeds of the incremental term loans were used to finance the acquisition of electronic gaming machines and related assets operated by Rocket as described in Note 2, to pay fees and expenses in connection therewith and for general corporate purposes.

On February 7, 2018, the Company entered into an Incremental Assumption and Amendment Agreement (the “Incremental Agreement”), which amended and restated the First Lien Credit Agreement, dated as of June 6, 2017, as amended by the incremental facilities dated as of December 6, 2017, to reduce the applicable margin for the term loans thereunder by 1.25%. The Incremental Agreement also provides that any refinancing of the term loans through the issuance of certain debt or any repricing amendment resulting in a lower yield occurring at any time during the first six months after February 7, 2018 will be accompanied by a 1.00% payment premium or fee.

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

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

Amended and Restated Senior Secured PIK Notes

On January 30, 2018, the Company used the net proceeds of the initial public offering of its shares of common stock (the “IPO”) and cash on hand to redeem in full its 11.25% senior secured PIK notes due 2024 (the “PIK Notes”). On the redemption date, the aggregate principal amount of the PIK Notes outstanding was $152.6 million (comprised of the original principal amount of $115 million and the remaining principal amount comprised of capitalized interest) and the amount of accrued and unpaid interest was $1.4 million. In connection with the redemption, the Company repaid all of the outstanding obligations in respect of principal, interest and fees under the PIK Notes.

Concurrently with the redemption of the PIK notes, the Company terminated its amended and restated note purchase agreement (the “A&R Note Purchase Agreement”), dated May 30, 2017, among the Company, AP Gaming Holdings, LLC, as subsidiary guarantor, Deutsche Bank AG, London Branch, as holder, and Deutsche Bank Trust Company Americas, as collateral agent, which governed the PIK Notes.

Equipment Long Term Note Payable and Capital Leases

The Company has entered into a financing agreement to purchase certain gaming devices, systems and related equipment and has entered into leases for servers and equipment that are accounted for as capital leases.

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock

Prior to the completion of the IPO, the Company’s common stock consisted of two classes: class A voting common stock (“Class A Shares”) and class B non-voting common stock (“Class B Shares”). In connection with the IPO, we (i) reclassified Class B Shares into a new class of voting common stock, which is the class of stock investors received in the IPO, and (ii) canceled the Class A Shares. Concurrent with this reclassification, and immediately prior to the consummation of the IPO, we effected a 1.5543-for-1 stock split of the Company’s new voting common stock such that existing stockholders each received 1.5543 shares of the new voting common stock described above in clause (i) for each share of Class B Shares they held at that time. Accordingly, all share and per share amounts for all periods presented in these financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the stock split.

On January 26, 2018, the Company completed the IPO, in which it issued and sold 10,250,000 shares of common stock at a public offering price of $16.00 per share. On February 27, 2018 the Company sold an additional 1,537,500 shares of its

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

common stock, pursuant to the underwriters’ exercise in full of the over-allotment option. The aggregate net proceeds received by the Company from the IPO were $171.5 million, after deducting underwriting discounts and commissions and offering expenses directly related to issuance of the equity.

Upon the consummation of the IPO 170,712 shares of common stock were held by management. Pursuant to the Securityholders Agreement dated April 28, 2014 (the “Securityholders Agreement”), these shares were outstanding, but were not considered issued for accounting purposes as they contained a substantive performance condition, a “Qualified Public Offering”, as defined in the Securityholders Agreement, which had to be probable for the holders of these shares to benefit from their ownership. The IPO satisfied the substantive performance condition and as a result the shares and related proceeds of $1.3 million were reclassified from other long-term liabilities to additional paid-in capital and considered issued for accounting purposes. During the quarter ended March 31, 2018 the Company recognized stock based compensation expense for stock options and restricted stock awards, which is further described in Note 11.

As further clarification of the foregoing, shares that are held by management are subject to repurchase rights as outlined in Section 6 of the Securityholders Agreement, that are contingent on the holder’s termination. The repurchase rights enable the Company to recover the shares issued to management without transferring any appreciation of the fair value of the stock to the holder upon certain terminations of the holder’s employment prior to a “Qualified Public Offering”, as defined in the Securityholders Agreement. If a holder’s employment was terminated by the Company prior to the consummation of a Qualified Public Offering for “Cause”, as defined in the Securityholders Agreement, or was terminated by such holder without “Good Reason”, as defined in the Securityholders Agreement, then the Company has the right to repurchase all or any portion of the shares held by the holder for the lesser of original cost or fair market value. If a holder’s employment is terminated by the Company prior to the consummation of a Qualified Public Offering other than as described above and in the Securityholders Agreement, then the Company has the right to repurchase all or any portion of the shares held by the holder for fair market value.

NOTE 8. WRITE DOWNS AND OTHER CHARGES

The Condensed Consolidated Statements of Operations and Comprehensive Loss include various non-routine transactions or consulting and transaction-related fees that have been classified as write downs and other charges. During the three months ended March 31, 2018, the Company recognized $1.6 million in write-downs and other charges driven by losses from the disposal of assets of $0.3 million, a fair value adjustment to contingent consideration of $0.7 million (the Company used level 3 fair value measurements based on projected cash flows), and the impairment to intangible assets of $0.6 million related to game titles (the Company used level 3 of observable inputs in conducting the impairment tests).

During the three months ended March 31, 2017, the Company recognized $0.2 million in write-downs and other charges, driven by losses from the disposal of assets of $0.5 million, the impairment to intangible assets of $0.3 million related to game titles (the Company used level 3 fair value measurement based on projected cash flows for the specific game titles), offset by a fair value adjustment to an acquisition contingent receivable of $0.6 million (the Company used level 3 fair value measurements based on projected cash flows). The contingency was resolved in Q1 2017 (the Company used level 3 of observable inputs in conducting the impairment tests).

NOTE 9. BASIC AND DILUTED INCOME (LOSS) PER SHARE

The Company computes net income (loss) per share in accordance with accounting guidance that requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). Basic EPS is computed by dividing net income (loss) for the period by the weighted average number of shares outstanding during the period. Basic EPS includes common stock weighted for average number of shares issued during the period. Diluted EPS is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period, increased by potentially dilutive common shares that were outstanding during the period. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. Potentially dilutive common shares include stock options and restricted stock see Note 11.

There were no potentially dilutive securities for the three months ended March 31, 2018.

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Excluded from the calculation of diluted EPS for the three months ended March 31, 2018 was 46,629 restricted shares and 632,281 stock options, as such securities were anti-dilutive. Excluded from the calculation of diluted EPS for the three months ended March 31, 2017 was 77,715 restricted shares and 463,817 stock options, as such securities were anti-dilutive.
NOTE 10. BENEFIT PLANS
The Company has established a 401(k) plan (the “401(k) Plan”) for its employees. The 401(k) Plan allows employees to contribute a portion of their earnings, and the Company may match a percentage of the contributions on a discretionary basis. The expense associated with the 401(k) Plan for the three months ended March 31, 2018 and 2017, was $0.3 million and $0.3 million, respectively.
On April 28, 2014, the board of directors of the Company approved the 2014 Long-Term Incentive Plan (“LTIP”). Under the LTIP, the Company is authorized to grant nonqualified stock options, rights to purchase common stock, restricted stock, restricted stock units and other awards settleable in, or based upon, common stock to persons who are directors and employees of and consultants to the Company or any of its subsidiaries on the date of the grant. The LTIP will terminate ten years after approval by the board. Subject to adjustments in connection with certain changes in capitalization, the maximum number of shares of common stock that may be delivered pursuant to awards under the LTIP is 2,253,735. As of March 31, 2018, approximately 423,268 shares remain available for issuance.
On January 16, 2018, our board adopted and our stockholders approved the 2018 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) pursuant to which equity-based and cash incentives may be granted to participating employees, directors and consultants. The Omnibus Incentive Plan provides for an aggregate of 1,607,389 shares of our common stock. The compensation committee may grant awards of non-qualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, performance compensation awards (including cash bonus awards), other cash-based awards or any combination of the foregoing. As of March 31, 2018, there were no awards granted from the Omnibus Incentive Plan.
NOTE 11. SHARE-BASED COMPENSATION

Stock Options

The Company has granted stock awards to eligible participants under the LTIP. The stock awards include options to purchase the Company’s common stock. These stock options include a combination of service and market conditions, as further described below. Prior to the Company’s IPO these stock options included a performance vesting condition, a Qualified Public Offering see Note 7, which was not considered to be probable prior to the consummation of the IPO and as a result, no share-based compensation expense for stock options was recognized prior to 2018. During the quarter ended March 31, 2018 the Company recognized $7.7 million in stock based compensation for stock options and $0.5 million for restricted stock awards, the majority of which was recognized upon the consummation of the IPO. We recognize stock based compensation on a straight line over the vesting period for time based awards and we recognize the expense immediately for awards with market conditions. The amount of unrecognized compensation expense associated with stock options was $2.3 million and with restricted stock was $0.02 million at March 31, 2018, which is expected to be recognized over the a 2.5 years and 1 year weighted average period, respectively.

The Company calculated the grant date fair value of stock options that vest over a service period using the Black Scholes model. For stock options that contain a market condition related to the return on investment that the Company’s stockholders achieve, the options were valued using a lattice-based option valuation model. The assumptions used in these calculations are noted in the following table. Expected volatilities are based on implied volatilities from comparable companies. The expected time to liquidity is based on management’s estimate. The risk-free rate is based on the U.S. Treasury yield curve for a term equivalent to the estimated time to liquidity. There were no options granted in the three months ended March 31, 2018.

	Three months ended March 31,
	2018	2017
Option valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	—%	63%
Risk-free interest rate	—%	1.32%
Expected term (in years)	0	6.5

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Stock option awards represent options to purchase common stock and are granted pursuant to the Company’s incentive plans, and include options that the Company primarily classifies as Tranche A or time based, Tranche B and Tranche C.

Tranche A or time based options are eligible to vest in equal installments of 20% or 25% on each of the first five or four anniversaries of the date of the grant, subject to continued employment with the Company or its subsidiaries. In the event of a termination of employment without cause or as a result of death or disability, any such time based options which would have vested on the next applicable vesting date shall become vested, and the remaining unvested time based options shall be forfeited. In addition, upon a Change in Control (as defined in the incentive plans), subject to continued employment through the date of the Change in Control, all outstanding unvested time based options shall immediately vest. An IPO does not qualify as a Change in Control as it relates to the vesting of stock options.

All other option awards are eligible to vest upon the satisfaction of certain performance conditions (collectively, “Performance Options”). On January 16, 2018, we amended our option agreements to add additional vesting provisions to our Performance Options. Tranche B options are eligible to vest based on (a) achievement of an Investor IRR equal to or in excess of 20%, subject to a minimum cash-on-cash return of 2.5 times the Investor Investment (as such terms are defined in the Company’s 2014 Long-Term Incentive Plan) or (b) on the first day that the volume-weighted average price per share of our common stock for the prior 60 consecutive trading days exceeds $19.11 (provided that such 60-day period shall not commence earlier than the 181st day after the completion of our IPO). Tranche C options are eligible to vest based on (a) achievement of an Investor IRR (as defined in the incentive plans) equal to or in excess of 25%, subject to a minimum cash-on-cash return of 3.0 times the Investor Investment or (b) on the first day that the volume-weighted average price per share of our common stock for the prior 60 consecutive trading days exceeds $22.93 (provided that such 60-day period shall not commence earlier than the 181st day after the completion of our IPO). In the event of a termination of employment without cause or as a result of death or disability, any Performance Options which are outstanding and unvested will remain eligible to vest subject to achievement of such performance targets (without regard to the continued service requirement) until the first anniversary of the date of such termination. As a result of the modification, the Company measured the incremental fair value of Tranche B and Tranche C options, which resulted in $2.9 million of incremental fair value.

As of March 31, 2018, the Company had 667,565 Performance Options outstanding.

A summary of the changes in stock options outstanding during the three months ended March 31, 2018, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2017	1,644,212	$8.81
Granted	—	—
Canceled	(62,172)	$10.92
Options outstanding as of March 31, 2018	1,582,040	$8.73	7.3	$22,986
Exercisable as of March 31, 2018	377,086	$8.69	7.0	$5,494

Restricted Stock

A summary of the changes in restricted stock shares outstanding during the three months ended March 31, 2018, is as follows:

	Shares Outstanding	Grant Date Fair Value (per share)
Outstanding as of December 31, 2017	77,715	$6.43
Granted	—	—
Vested	(46,629)	$6.43
Canceled	—	—
Options outstanding as of March 31, 2018	31,086	$6.43

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 12. INCOME TAXES

The Company's effective income tax rate for the three months ended March 31, 2018, was a benefit of 56.6%. The difference between the federal statutory rate of 21% and the Company's effective tax rate for the three months ended March 31, 2018, was primarily due to changes in our valuation allowance on deferred tax assets and lapse in statute for certain uncertain tax positions. The Company's effective income tax rate for the three months ended March 31, 2017, was an expense of 22.0%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended March 31, 2017, was primarily due to changes in our valuation allowance on deferred tax assets.

The Company entered into an indemnification agreement with the prior owners of Cadillac Jack whereby the prior owners have agreed to indemnify the Company for changes in tax positions by taxing authorities for periods prior to the acquisition. As of March 31, 2018, an indemnification receivable of $10.2 million has been recorded in other assets in the financial statements. This amount includes the indemnification of the original pre-acquisition tax positions along with any related accrued interest and penalties and is offset by a corresponding liability for unrecognized tax benefits in other long-term liabilities. When the related unrecognized tax benefits are favorably resolved, a corresponding charge to relieve the associated indemnification receivable would be recognized in our Consolidated Statements of Operations and Comprehensive Loss. During the three months ended March 31, 2018, the Company recognized a $8.6 million reduction in the indemnification receivable and related charge in our Consolidated Statements of Operations and Comprehensive Loss primarily to lapse of statute on indemnified tax positions.

On December 22, 2017, President Trump signed H.R. 1, originally known as the “Tax Cuts and Jobs Act” (the “Tax Act”) into law, which significantly reformed the Internal Revenue Code of 1986, as amended. The new legislation, among other things, changed the U.S. federal tax rates (including permanently reducing the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate), allowed the expensing of capital expenditures, and put into effect the migration from a “worldwide” system of taxation to a territorial system. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the period ended December 31, 2017. The ultimate impact of the Tax Act on our consolidated financial statements may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act.  For the three months ended March 31, 2018, there was no change to the provisional Transaction Tax recorded in the prior period.  The Company expects to complete its analysis within the measurement period in accordance with SAB 118.

Under U.S. GAAP, The Company must make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to Global Intangible Low-Taxed Income ("GILTI") as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method).   The Company has elected the period cost method and has considered the estimated 2018 GILTI impact in its 2018 tax expense which we currently deem to be immaterial on the consolidated financial statements.
NOTE 13. COMMITMENTS AND CONTINGENCIES
The Company is subject to federal, state and Native American laws and regulations that affect both its general commercial relationships with its Native American tribal customers, as well as the products and services provided to them. Periodically, the Company reviews the status of each significant matter and assesses the potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. If a potential loss from any claim or legal proceeding is considered reasonably possible, the Company discloses an estimate of the possible loss or range of possible loss, or a statement that such an estimate cannot be made. There are no matters that meet the criteria for disclosure as described in Note 3 and Note 4. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to their pending claims and litigation and may revise their estimates. Such revisions in the estimates of the potential liabilities could have a material impact on the results of operations and financial condition.

NOTE 14. OPERATING SEGMENTS

We report our business segment results by segment in accordance with the “management approach.” The management approach designates the internal reporting used by our chief operating decision maker (“CODM”), who is our chief executive officer (the “CEO”), for making decisions and assessing performance of our reportable segments.

See Note 1 for a detailed discussion of our three segments. Each segment’s activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of its product lines. We evaluate the performance of our operating segments based on revenues and segment adjusted EBITDA, which is defined in the paragraph below.

Segment revenues include leasing, licensing, or selling of products within each reportable segment. Segment adjusted EBITDA includes the revenues and operating expenses from each segment adjusted for depreciation, amortization, write downs and other charges, accretion of placement fees, non-cash stock based compensation expense, as well as other costs such as certain acquisitions and integration related costs including restructuring and severance charges; legal and litigation expenses including settlement payments; new jurisdictions and regulatory licensing costs; non-cash charges on capitalized installation and delivery; contract cancellation fees; and other adjustments primarily composed of professional fees incurred by the Company for projects, corporate and public filing compliance and other costs deemed to be non-recurring in nature. Revenues in each segment are attributable to third parties and segment operating expenses are directly associated with the product lines included in each segment such as research and development, product approval costs, product-related litigation expenses, sales commissions and other directly-allocable sales expenses. Cost of gaming operations and cost of equipment sales primarily include the cost of products sold, service, manufacturing overhead, shipping and installation.

Segment adjusted EBITDA excludes other income and expense, income taxes and certain expenses that are managed outside of the operating segments.

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following provides financial information concerning our reportable segments for the three months ended March 31, (amounts in thousands):

	Three months ended March 31,
	2018	2017
Revenues by segment
EGM	$61,258	$45,012
Table Products	1,670	632
Interactive	1,928	2,130
Total Revenues	$64,856	$47,774
Adjusted EBITDA by segment
EGM	34,304	25,199
Table Products	186	(177)
Interactive	9	(117)
Subtotal	34,499	24,905
Write downs and other:
Loss on disposal of long lived assets	340	577
Impairment of long lived assets	570	285
Fair value adjustments to contingent consideration and other items	700	(630)
Acquisition costs	—	—
Depreciation and amortization	19,349	18,451
Accretion of placement fees(1)	1,084	1,149
Non-cash stock based compensation expense	8,153	—
Acquisitions & integration related costs including restructuring & severance	1,179	647
Initial public offering costs	383	—
Legal & litigation expenses including settlement payments	—	399
New jurisdictions and regulatory licensing costs	—	235
Non-cash charge on capitalized installation and delivery	490	412
Non-cash charges and loss on disposition of assets	—	550
Other adjustments	13	647
Interest expense	10,424	15,160
Interest income	(52)	(15)
Loss on extinguishment and modification of debt	4,608	—
Other expense (income)	9,232	(2,809)
Loss before income taxes	$(21,974)	$(10,153)
(1) Non-cash item related to the accretion of contract rights under development agreements and placement fees.

The Company’s CODM does not receive a report with a measure of total assets or capital expenditures for each reportable segment as this information is not used for the evaluation of segment performance. The CODM assesses the performance of each segment based on adjusted EBITDA and not based on assets or capital expenditures due to the fact that two of the Company’s reportable segments, Table Products and Interactive, are not capital intensive. Any capital expenditure information is provided to the CODM on a consolidated basis. Therefore, the Company has not provided asset and capital expenditure information by reportable segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements include any statements that address future results or occurrences. In some cases you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “would,” “should,” “could” or the negatives thereof. Generally, the words “anticipate,” “believe,” “continue,” “expect,” “intend,” “estimate,” “project,” “plan” and similar expressions identify forward-looking statements. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained elsewhere in this Quarterly Report on Form 10-Q as well as those discussed under “Item 1. Business” and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year-ended December 31, 2017 are forward-looking statements. These forward-looking statements include statements that are not historical facts, including statements concerning our possible or assumed future actions and business strategies. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, which could cause our actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. Given the risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements are made only as of the date of this Quarterly Report. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments unless required by federal securities law. New factors emerge from time to time, and it is not possible for us to predict all such factors.

Unless the context indicates otherwise, or unless specifically stated otherwise, references to the “Company”, “PlayAGS”, “AGS”, “we”, “our” and “us” refer to PlayAGS, Inc. and its consolidated subsidiaries.

Overview

We are a leading designer and supplier of EGMs and other products and services for the gaming industry. Founded in 2005, we historically focused on supplying EGMs, including slot machines, video bingo machines, and other electronic gaming devices, to the Native American gaming market, where we maintain approximately 20% market share of all Class II EGMs. Since 2014, we have expanded our product line-up to include: (i) Class III EGMs for commercial and Native American casinos permitted to operate Class III EGMs, (ii) table game products and (iii) interactive products, all of which we believe provide us with growth opportunities as we expand in markets where we currently have limited or no presence. Our expansion into Class III and ancillary product offerings has driven our strong growth and momentum in revenue, EGM adjusted EBITDA and our installed base. For the period ended March 31, 2018, approximately 77% of our total revenue was generated through recurring contracted lease agreements whereby we place EGMs and table game products at our customers’ gaming facilities under either a revenue sharing agreement (we receive a percentage of the revenues that these products generate) or fee-per-day agreement (we receive a daily or monthly fixed fee per EGM or table game product), or recurring revenue from our Interactive gaming operations. We operate our business in three distinct segments: EGMs, Table Products and Interactive. Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line.

EGM Segment

EGMs constitute our largest segment, representing 94% of our revenue for the period ended March 31, 2018. We have a library of nearly 300 proprietary game titles that we deliver on several state-of-the-art EGM cabinets, including ICON (our core cabinet), Orion Portrait (our newly-introduced premium cabinet), and Big Red/Colossal Diamonds (our specialty large-format cabinet). We also have developed a new Latin-style bingo cabinet called ALORA, which we plan to use in select international markets, including the Philippines and Brazil.

Our cabinets and game titles are among the top performing premium leased games in the industry. We design all of our cabinets with the intention of capturing the attention of players on casino floors while aiming to maximize operator profits. The first quarter 2018 Eilers - Fantini Quarterly Slot Survey stated our premium leased games outperform most of the EGMs manufactured by our competitors, generating win per day that is up to 2.4x times higher than house average.

We have increased our installed base of EGMs every year from 2005 through the period ended March 31, 2018, and as of March 31, 2018, our total EGM intalled base was 24,033 units (16,553 domestic and 7,480 international). We remain highly focused on continuing to expand our installed base of leased EGMs in markets that we currently serve, as well as new jurisdictions where we do not presently have any EGMs installed. Since our founding, we have made significant progress in expanding the number of markets where we are licensed to sell or lease our EGMs. In 2005, we were licensed in three states (5 total licenses) and currently we are licensed in 34 U.S. states and two foreign countries (260 total licenses). As of March 31, 2018, our installed base represented only approximately 2% of the total domestic market of approximately 980,000 EGMs installed throughout the United States and Canada. According to Eilers & Krejcik, U.S. casino operators expect to allocate approximately 5% of their 2018 EGM purchases to AGS products. We believe we are positioned to gain additional market share over the next several years.

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

We have strategically shifted our focus to create new internal content and leverage our Atlas operating platform as a conduit for our current and future products. Currently, our ICON and Orion Portrait cabinets run on the Atlas operating platform. We will continue porting our legacy games onto the Atlas platform, enhancing both our Class II and III offerings. We expect internally-generated content to be a larger source of our installed base going forward.

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

Table Products

In addition to our existing portfolio of EGMs, we also offer our customers approximately 30 unique table product offerings, including live felt table games, side bet offerings, progressives, signage and other ancillary table game equipment. Our table products are designed with the goal of enhancing the table games section of the casino floor (commonly known as “the pit”). Over the past 10 years, there has been a trend of introducing sidebets on blackjack tables to increase the game’s overall hold. Our table products segments offers a full suite of side-bets and specialty table games that capitalize on this trend, and we believe that this segment will serve as an important growth engine for our company, including by generating further cross-selling opportunities with our EGM offerings. As of March 31, 2018, we had an installed base of 2,631 table products domestically and internationally and we believe we are presently a leading supplier of table products to the gaming industry based on number of products placed.

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

After acquiring intellectual property around progressive bonusing systems, our Table Products segment has heavily expanded on our base systems to now offer a bonusing solution for casino operators. We believe progressive bonusing on table products is a growing trend with substantial growth opportunities. We continue to develop and expand our core system to offer new and exciting bonusing and progressive products for the marketplace.

Interactive Social Casino Products

Our business-to-consumer (“B2C”) social casino games include online versions of our popular EGM titles and are accessible to players worldwide on multiple mobile platforms, which we believe establishes brand recognition and cross selling opportunities. Our B2C social casino games operate on a free to play model, whereby game players may collect virtual currency or other virtual consumable goods (collectively referred to as “virtual goods” or “virtual currency”) free of charge, through the passage of time or through targeted marketing promotions. Additionally, players have the ability to send free “gifts” of virtual goods to their friends through interactions on certain social platforms. If a game player wishes to obtain virtual goods above and beyond the level of free virtual goods available to that player, the player may purchase additional virtual goods. Once obtained, virtual currency (either free or purchased) cannot be redeemed for cash nor exchanged for anything other than game play. We design our portfolio of B2C social casino games to appeal to the interests of a broad group of people who like to play casino-themed social and mobile games.

We have recently expanded into the business-to-business (“B2B”) space through our core app, Lucky Play Casino, whereby we white label our social casino game product and enable our land-based casino customers to brand the social casino gaming product with their own casino name. Currently, our B2C social casino games consist of our mobile apps, Lucky Play Casino, Wild Vegas Casino, Buffalo Jackpot Casino, and Vegas Fever. The apps contain numerous PlayAGS game titles available for consumers to play for fun or with virtual goods they purchase in the app. Some of our most popular social casino games include content that is also popular in land-based settings such as Fire Wolf, Gold Dragon Red Dragon, Legend of the White Buffalo, Royal Reels, Colossal Diamonds, So Hot, Monkey in the Bank, and many more. Our B2C social casino games leverage the global connectivity and distribution of mobile platforms such as the Apple App Store and Google Play Store.

Other Information

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

Key Drivers of Our Business

Our revenues are impacted by the following key factors:

•	the amount of money spent by consumers on our domestic revenue share installed base;

•	the amount of the daily fee and selling price of our participation electronic gaming machines;

•	our revenue share percentage with customers;

•	the capital budgets of our customers;

•	the level of replacement of existing electronic gaming machines in existing casinos;

•	expansion of existing casinos;

•	development of new casinos;

•	opening of new gaming jurisdictions both in the United States and internationally;

•	our ability to obtain and maintain gaming licenses in various jurisdictions;

•	the relative competitiveness and popularity of our electronic gaming machines compared to competitive products offered in the same facilities; and

•	general macro-economic factors, including levels of and changes to consumer disposable income and personal consumption spending.

Our expenses are impacted by the following key factors:

•	fluctuations in the cost of labor relating to productivity, overtime and training;

•	fluctuations in the price of components for gaming equipment;

•	fluctuations in energy prices;

•	changes in the cost of obtaining and maintaining gaming licenses; and

•	fluctuations in the level of maintenance expense required on gaming equipment.

Variations in our selling, general and administrative expenses (“SG&A”), and research and development expenses (“R&D”) are primarily due to changes in employment and salaries and related fringe benefits.

Results of Operations

Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017

The following tables set forth certain selected condensed consolidated financial data for the three months ended March 31, 2018 and 2017 (in thousands):

	Three months ended March 31,		$	%
	2018	2017	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$49,632	$40,433	$9,199	22.8%
Equipment sales	15,224	7,341	7,883	107.4%
Total revenues	64,856	47,774	17,082	35.8%
Operating expenses
Cost of gaming operations	8,858	7,471	1,387	18.6%
Cost of equipment sales	7,399	3,852	3,547	92.1%
Selling, general and administrative	16,777	10,281	6,496	63.2%
Research and development	8,625	5,304	3,321	62.6%
Write downs and other charges	1,610	232	1,378	594.0%
Depreciation and amortization	19,349	18,451	898	4.9%
Total operating expenses	62,618	45,591	17,027	37.3%
Income (loss) from operations	2,238	2,183	55	2.5%
Other expense (income)
Interest expense	10,424	15,160	(4,736)	(31.2)%
Interest income	(52)	(15)	(37)	(246.7)%
Loss on extinguishment and modification of debt	4,608	—	4,608	—%
Other (income) expense	9,232	(2,809)	12,041	(428.7)%
Loss before income taxes	(21,974)	(10,153)	(11,821)	(116.4)%
Income tax (expense) benefit	12,436	(2,233)	14,669	656.9%
Net loss	$(9,538)	$(12,386)	$2,848	23.0%
Revenues

Gaming Operations. The increase in gaming operations revenue was primarily due to the increase in our EGM installed base of approximately 2,528 domestic units, which is primarily attributable to the purchase of approximately 1,500 EGMs from Rocket in December 2017 as described in as described in Item 1 “Financial Statements” Note 2 to our condensed consolidated financial statements. The increase is also attributable to the continued success of our ICON cabinet and the popularity of our Orion Portrait cabinet and the placement of over 500 domestic units in casino expansions and newly opened casinos. In addition, the increase is also attributed to the increase of 301 international EGM units, due to the to expansion of our market share in under serviced markets within Mexico. We also had an increase of $0.88, or 3.4% in our domestic EGM revenue per day driven by our new product offerings, recently entered jurisdictions and through the optimization of our installed base by installing our newer and more competitive game content on our EGMs. Additionally, we had a $1.0 million increase in Table Products gaming operations revenue which is attributable to the increase in the Table Products installed base to 2,631 units compared to 1,691 units in the prior year period most notably due to the purchase of In Bet assets with an installed base of 493 table games.

Equipment Sales. The increase in equipment sales is due to the sale of 838 EGM units in the three months ended March 31, 2018, compared to 453 EGM units in the prior year period. The increase in the number of units sold is primarily attributable to the success of our new Orion Portrait cabinet and our growth in the Class III market as well as the continued success of our ICON cabinet. The increase was also attributable to a $2,063, or 13.1% increase in the average sales price compared to the prior year period. The increase in the average sales price is due the higher sales price of our new Orion Portrait cabinet compared to other cabinets.

Operating Expenses

Cost of gaming operations. The increase in costs of gaming operations was the result of our increased installed base of 24,033 EGM units compared to 21,204 units in the prior year period, as well as increased table games installed base that increased 55.6% compared to the prior year period. As a percentage of gaming operations revenue, costs of gaming operations improved to 17.8% for the three months ended March 31, 2018 compared to 18.5% for the prior year period.

Cost of Equipment Sales. The increase in cost of equipment sales is attributable to the increase of 838 EGM units sold for the three months ended March 31, 2018 compared to 453 in prior year period. As a percentage of equipment sales revenue, costs of equipment sales was 48.6% for the three months ended March 31, 2018 compared to 52.5% for the prior year period.

Selling, general and administrative. The increase in selling, general and administrative expenses is primarily due to $6.3 million of stock based compensation expense (which includes an initial charge of $6.2 million recorded in connection with the IPO), increased salary and benefit costs of $0.7 million due to higher headcount, and offset by a decrease in bad debt expense and customer related discounts of $0.5 million.

Research and development. The increase in research and development expenses is primarily due to $1.8 million of stock based compensation expense (which includes an initial charge of $1.6 million recorded in connection with the IPO), increased salary and benefit costs of $1.1 million due to higher headcount and professional fees related to internal software testing and external product approval costs of our new Orion Portrait and Orion Slant cabinets of $0.3 million. As a percentage of total revenue, research and development expense was 13.3% for the period ended March 31, 2018 compared to 11.1% for the prior year period.

Write downs and other charges. The Condensed Consolidated Statements of Operations and Comprehensive Loss include various non-routine transactions or consulting and transaction-related fees that have been classified as write downs and other charges. During the three months ended March 31, 2018, the Company recognized $1.6 million in write downs and other charges driven by losses from the disposal of assets of $0.3 million, a fair value adjustment to contingent consideration of $0.7 million (the Company used level 3 fair value measurements based on projected cash flows), and the impairment to intangible assets of $0.6 million related to game titles (the Company used level 3 of observable inputs in conducting the impairment tests).

During the three months ended March 31, 2017, the Company recognized $0.2 million in write-downs and other charges, driven by losses from the disposal of assets of $0.5 million, the impairment to intangible assets of $0.3 million related to game titles (the Company used level 3 fair value measurement based on projected cash flows for the specific game titles), offset by a fair value adjustment to an acquisition contingent receivable of $0.6 million (the Company used level 3 fair value measurements based on projected cash flows). The contingency was resolved in Q1 2017 (the Company used level 3 of observable inputs in conducting the impairment tests).

Due to the changing nature of our write downs and other charges, we describe the composition of the balances as opposed to providing a year over year comparison.

Depreciation and amortization. The increase was predominantly due to a $1.8 million increase in depreciation driven by an increased installed base, and offset by a decrease of $0.8 million in amortization driven by certain intangible assets that have reached the end of their useful lives.

Other Expense (Income), net

Interest expense. The decrease in interest expense is predominantly attributed to the termination of our senior secured credit facilities and seller notes and entering into a first lien credit agreement on June 6, 2017 and the redemption of its 11.25% senior secured PIK notes as well as the further decrease in the interest rate we obtained on February 7, 2018. See Item 1. “Financial Statements” Note 6 for a detailed discussion regarding long-term debt.  These transactions resulted in a lower weighted average interest rate. These decreases were partially offset by an increase in the average principal amounts outstanding under the first lien credit facilities as of March 31, 2018, compared to the amount outstanding at March 31, 2017.

Other (income) expense. The increase is predominantly attributed to the write off of indemnification receivables of $9.2 million as the related liability for uncertain tax positions was also written off due to the lapse in statute. See Item 1. “Financial Statements” Note 12 for a detailed description of the indemnification receivable. To a lesser extent, the changes was due to the effect of foreign currency fluctuation on trade payables and receivables denominated in foreign currencies.

Income Taxes

The Company's effective income tax rate for the three months ended March 31, 2018, was a benefit of 56.6%. The difference between the federal statutory rate of 21% and the Company's effective tax rate for the three months ended March 31, 2018, was primarily due to changes in our valuation allowance on deferred tax assets and lapse in statute for certain uncertain tax positions. The Company's effective income tax rate for the three months ended March 31, 2017, was an expense of 22.0%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended March 31, 2017, was primarily due to changes in our valuation allowance on deferred tax assets.

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

Electronic Gaming Machines

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

	Three months ended March 31,		$	%
	2018	2017	Change	Change
EGM Segment Revenue:
Gaming operations	$46,042	$37,678	$8,364	22.2%
Equipment sales	15,216	7,334	7,882	107.5%
Total EGM revenues	$61,258	$45,012	$16,246	36.1%

EGM adjusted EBITDA	$34,304	$25,199	$9,105	36.1%

EGM unit information:
Domestic installed base, end of period	16,553	14,025	2,528	18.0%
International base, end of period	7,480	7,179	301	4.2%
Total installed base, end of period	24,033	21,204	2,829	13.3%

Domestic revenue per day	$26.72	$25.84	$0.88	3.4%
International revenue per day	$8.27	$8.20	$0.07	0.9%
Total revenue per day	$20.94	$19.93	$1.01	5.1%

EGM units sold	838	453	385	85.0%
Average sales price	$17,758	$15,695	$2,063	13.1%

Gaming Operations Revenue

The increase in gaming operations revenue was primarily due to the increase in our EGM installed base of approximately 2,528 domestic units, which is primarily attributable to the purchase of approximately 1,500 EGMs from Rocket in December 2017 as described in as described in Item 1 “Financial Statements” Note 2 to our condensed consolidated financial statements. The increase is also attributable to the continued success of our ICON cabinet and the popularity of our Orion Portrait cabinet and the placement of over 500 domestic units in casino expansions and newly opened casinos. In addition, the increase is also attributed to the increase of 301 international EGM units, which is attributable to the to our gaining market share in under serviced markets within Mexico. We also had an increase of $0.88, or 3.4% in our domestic EGM revenue per day driven by our new product offerings, recently entered jurisdictions and through the optimization of our installed base by installing our newer and more competitive game content on our EGMs.

Equipment Sales

The increase in equipment sales is due to the sale of 838 units in the period ended March 31, 2018, compared to 453 units in the prior year period. The increase in the number of units sold is primarily attributable to the success of our new Orion Portrait cabinet and our growth in the Class III market as well as the continued success of our ICON cabinet. The increase was also attributable to a $2,063, or 13.1% increase in the average sales price compared to the prior year period. The increase in the average sales price is due the higher sales price of our new Orion Portrait cabinet compared to other cabinets.

EGM Adjusted EBITDA

EGM adjusted EBITDA includes the revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write downs and other charges, accretion of placement fees, as well as other costs. See Item 1 “Financial Statements” Note 14 for further explanation of adjustments. The increase in EGM adjusted EBITDA is attributable to the increases in revenue described above, and offset by increased adjusted selling, general and administrative expenses of $1.2 million and increased research and development expenses of $0.7 million, both driven by the increase in salaries and benefit costs due to increased headcount. The increase in revenue was further offset by increased adjusted cost of equipment sales of $5.1 million due to higher sales volume. EGM adjusted EBITDA margin was 56% for the three months ended March 31, 2018 and 2017.

Table Products

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

	Three Months Ended March 31,		$	%
	2018	2017	Change	Change
Table Products Segment Revenue:
Gaming operations	$1,662	$625	$1,037	165.9%
Equipment sales	8	7	1	14.3%
Total Table Products revenues	$1,670	$632	$1,038	164.2%

Table Products adjusted EBITDA	$186	$(177)	$363	205.1%

Table Products unit information:
Table products installed base, end of period	2,631	1,691	940	55.6%
Average monthly lease price	$220	$128	$92	71.9%

Gaming Operations Revenue

The increase in Table Products gaming operations revenue is attributable to the increase in the Table Products installed base to 2,631 units compared to 1,691 units in the prior year period. The recently acquired 493 installed table games from the In Bet acquisition and the continued success of side bets, most notably Buster Blackjack and our progressive Bonus Spin, are the primary driver of the increase in the Table Products revenue and installed base compared to the prior year period. See Item 1. “Financial Statements” Note 14 for a description of the In Bet acquisition. The increase is also attributable to the higher average monthly lease price of $220, up $92 compared to the prior year period.

Tables Products Adjusted EBITDA

Table Products adjusted EBITDA includes the revenues and operating expenses from the Table Products segment adjusted for depreciation, amortization, write downs and other charges, as well as other costs. See Item 1 “Financial Statements” Note 14 for further explanation of adjustments. The increase in Table Products adjusted EBITDA is attributable to the increases in revenue described above, and offset by higher adjusted research and development expenses of $0.3 million related to the development of our new card shuffler, the DEX S and higher adjusted cost of gaming operations and equipment sales of $0.3 million.

Interactive

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

	Three months ended March 31,		$	%
	2018	2017	Change	Change
Interactive Segment Revenue:
Gaming operations	$1,928	$2,130	$(202)	(9.5)%
Total Interactive revenues	$1,928	$2,130	$(202)	(9.5)%

Interactive adjusted EBITDA	$9	$(117)	$126	107.7%

Interactive unit information:
Average MAU(1)	224,183	192,560	31,623	16.4%
Average DAU(2)	40,720	38,534	2,186	5.7%
ARPDAU(3)	$0.51	$0.57	$(0.06)	(10.5)%

(1) MAU = Monthly Active Users and is a count of unique visitors to our sites during a month
(2) DAU = Daily Active Users, a count of unique visitors to our sites during a day

(3) ARPDAU = Average daily revenue per DAU is calculated by dividing revenue for a period by the DAU for the period by the number of days for the period

Gaming Operations Revenue

Because of our optimization strategy, interactive gaming operations revenue decreased slightly compared to the prior year period due to the decrease in Business-to-Consumer (“B2C”) revenue. These decreases were offset by an increase in Business-to-Business (“B2B”) revenue of $0.1 million.

Interactive Adjusted EBITDA

Interactive adjusted EBITDA includes the revenues and operating expenses from the Interactive segment adjusted for depreciation, amortization, write downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 14 for further explanation of adjustments. The increase in interactive adjusted EBITDA is attributable to a decrease in adjusted operating expenses of $0.2 million primarily driven by decreased marketing and user acquisition costs.

Total Adjusted EBITDA

The following tables provide reconciliations of segment financial information to our consolidated statement of operations and to total adjusted EBITDA. We have included revenues, operating expenses and other adjustments by segment which we believe are important to understanding the operating results of our segment:

	Three months ended March 31, 2018
	EGM	Table Products	Interactive	Total
Revenues
Gaming operations	$46,042	$1,662	$1,928	$49,632
Equipment sales	15,216	8	—	15,224
Total revenues	61,258	1,670	1,928	64,856
Cost of gaming operations(1)	7,888	433	537	8,858
Cost of equipment sales(1)	7,399	—	—	7,399
Selling, general and administrative	14,960	762	1,055	16,777
Research and development	7,088	1,107	430	8,625
Write downs and other charges	1,610	—	—	1,610
Depreciation and amortization	18,546	594	209	19,349
Total operating expenses	57,491	2,896	2,231	62,618

Write downs and other
Loss on disposal of long lived assets	340	—	—	340
Impairment of long lived assets	570	—	—	570
Fair value adjustments to contingent consideration and other items	700	—	—	700
Depreciation and amortization	18,546	594	209	19,349
Accretion of placement fees(2)	1,084	—	—	1,084
Non-cash stock based compensation expense(3)	7,234	816	103	8,153
Acquisitions & integration related costs including restructuring & severance(4)	1,179	—	—	1,179
Initial public offering(5)	381	2		383
Non-cash charge on capitalized installation and delivery(6)	490	—	—	490
Other adjustments(7)	13	—	—	13
Adjusted EBITDA	$34,304	$186	$9	$34,499

(1) Exclusive of depreciation and amortization.
(2) Non-cash item related to the accretion of contract rights under development agreements and placement fees.

(3)Non-cash stock based compensation includes non-cash compensation expense related to grants of options, restricted stock, and other equity awards.
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
(5) Costs incurred related to initial public offering, net of costs capitalized to equity.
(6) Non-cash charge on capitalized installation and delivery primarily include the costs to acquire contracts that are expensed over the estimated life of each contract.
(7) Other adjustments are primarily composed of professional fees incurred by the Company for projects, corporate and public filing compliance, contract cancellation fees, and other costs deemed to be non-recurring in nature.

	Three months ended March 31, 2017
	EGM	Table Products	Interactive	Total
Revenues
Gaming operations	$37,678	$625	$2,130	$40,433
Equipment sales	7,334	7	—	7,341
Total revenues	45,012	632	2,130	47,774
Cost of gaming operations(1)	6,659	175	637	7,471
Cost of equipment sales(1)	3,852	—	—	3,852
Selling, general and administrative	8,693	384	1,204	10,281
Research and development	4,792	324	188	5,304
Write downs and other charges	232	—	—	232
Depreciation and amortization	17,836	406	209	18,451
Total operating expenses	42,064	1,289	2,238	45,591

Write downs and other
Loss on disposal of long lived assets	577	—	—	577
Impairment of long lived assets	285	—	—	285
Fair value adjustments to contingent consideration and other items	(630)	—	—	(630)
Depreciation and amortization	17,836	406	209	18,451
Accretion of placement fees(2)	1,149	—	—	1,149
Acquisitions & integration related costs including restructuring & severance(3)	791	74	(218)	647
Legal & litigation expenses including settlement payments(4)	399	—	—	399
New jurisdictions and regulatory licensing costs(5)	235	—	—	235
Non-cash charge on capitalized installation and delivery(6)	412	—	—	412
Non-cash charges and loss on disposition of assets(7)	550	—	—	550
Other adjustments(8)	647	—	—	647
Adjusted EBITDA	$25,199	$(177)	$(117)	$24,905

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

We have provided total adjusted EBITDA in this Form 10-Q because we believe such measure provides investors with additional information to measure our performance.

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

The following table reconciles net loss to total adjusted EBITDA:

Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017

	Three months ended March 31,		$	%
	2018	2017	Change	Change
Net loss	$(9,538)	$(12,386)	$2,848	23.0%
Income tax expense (benefit)	(12,436)	2,233	(14,669)	(656.9)%
Depreciation and amortization	19,349	18,451	898	4.9%
Other (income) expense	9,232	(2,809)	12,041	(428.7)%
Interest income	(52)	(15)	(37)	(246.7)%
Interest expense	10,424	15,160	(4,736)	(31.2)%
Write downs and other	1,610	232	1,378	594.0%
Loss on extinguishment and modification of debt	4,608	—	4,608	100.0%
Other adjustments	396	647	(251)	(38.8)%
Other non-cash charges	1,574	2,111	(537)	(25.4)%
New jurisdictions and regulatory licensing costs	—	235	(235)	(100.0)%
Legal & litigation expenses including settlement payments	—	399	(399)	(100.0)%
Acquisitions & integration related costs including restructuring & severance	1,179	647	532	82.2%
Non-cash stock based compensation	8,153	—	8,153	100.0%
Total Adjusted EBITDA	$34,499	$24,905	$9,594	38.5%

LIQUIDITY AND CAPITAL RESOURCES

We expect that primary ongoing liquidity requirements for the year ending December 31, 2018 will be for operating capital expenditures, working capital, debt servicing, game development and other customer acquisition activities. We expect to finance these liquidity requirements through a combination of cash on hand and cash flows from operating activities.

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

As of March 31, 2018, we had $25.8 million in cash and cash equivalents and $30.0 million available under our revolving credit facility. Based on our current business plan, we believe that our existing cash balances, cash generated from operations and availability under the revolving credit facility will be sufficient to meet our anticipated cash needs for at least the next twelve months. As of March 31, 2018, we were in compliance with the required covenants of our debt instruments, including the maximum net first lien leverage ratio, which was 3.6 to 1.0. However, our future cash requirements could be higher than we currently expect as a result of various factors. Our ability to meet our liquidity needs could be adversely affected if we suffer adverse results of operations, or if we violate the covenants and restrictions to which we are subject under our debt instruments. Additionally, our ability to generate sufficient cash from our operating activities is subject to general economic, political, regulatory, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under our existing credit facility in an amount sufficient to enable us to pay our service or repay our indebtedness or to fund our other liquidity needs, and we may be required to seek additional financing through credit facilities with other lenders or institutions or seek additional capital through private placements or public offerings of equity or debt securities.

Indebtedness

First Lien Credit Facilities

On June 6, 2017 (the “Closing Date”), AP Gaming I, LLC (the “Borrower”), a wholly owned indirect subsidiary of the Company, entered into a first lien credit agreement (“the First Lien Credit Agreement”), providing for $450.0 million in term loans and a $30.0 million revolving credit facility (the “First Lien Credit Facilities”).  The proceeds of the term loans were used primarily to repay the senior secured credit facilities (the “Existing Credit Facilities”), the notes issued by the Company to AGS Holdings, LLC (the “AGS Seller Notes”) and the promissory note issued by the Company to Amaya Inc. (the “Amaya Seller Note”), to pay for the fees and expenses incurred in connection with the foregoing and otherwise for general corporate purposes.

On December 6, 2017, AP Gaming I, LLC (the “Borrower”), a wholly owned indirect subsidiary of the Company, entered into incremental facilities for $65.0 million in term loans.  The net proceeds of the incremental term loans were used to finance the acquisition of electronic gaming machines and related assets operated by Rocket as described in Note 2, to pay fees and expenses in connection therewith and for general corporate purposes.

On February 7, 2018, the Company entered into an Incremental Assumption and Amendment Agreement (the “Incremental Agreement”), which amended and restated the First Lien Credit Agreement, dated as of June 6, 2017, as amended by the incremental facilities dated as of December 6, 2017, to reduce the applicable margin for the term loans thereunder by 1.25%. The Incremental Agreement also provides that any refinancing of the term loans through the issuance of certain debt or any repricing amendment resulting in a lower yield occurring at any time during the first six months after February 7, 2018 will be accompanied by a 1.00% payment premium or fee.

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

Amended and Restated Senior Secured PIK Notes

On January 30, 2018, the Company used the net proceeds of the initial public offering of its shares of common stock (the “IPO”) and cash on hand to redeem in full its 11.25% senior secured PIK notes due 2024 (the “PIK Notes”). On the redemption date, the aggregate principal amount of the PIK Notes outstanding was $152.6 million (comprised of the original principal amount of $115 million and the remaining principal amount comprised of capitalized interest) and the amount of accrued and unpaid interest was $1.4 million. In connection with the redemption, the Company repaid all of the outstanding obligations in respect of principal, interest and fees under the PIK Notes.

Concurrently with the redemption of the PIK notes, the Company terminated its amended and restated note purchase agreement (the “A&R Note Purchase Agreement”), dated May 30, 2017, among the Company, AP Gaming Holdings, LLC, as subsidiary guarantor, Deutsche Bank AG, London Branch, as holder, and Deutsche Bank Trust Company Americas, as collateral agent, which governed the PIK Notes.

Equipment Long Term Note Payable and Capital Leases

The Company has entered into a financing agreement to purchase certain gaming devices, systems and related equipment and has entered into leases for servers and equipment that are accounted for as capital leases.

The following table summarizes our historical cash flows (in thousands):

	Three months ended March 31,
	2018	2017
Cash Flow Information:
Net cash (used in) provided by operating activities	$(32,816)	$7,219
Net cash used in investing activities	(14,968)	(14,429)
Net cash provided by (used in) financing activities	54,336	(3,128)
Effect of exchange rates on cash and cash equivalents	5	3
Net decrease in cash and cash equivalents	$6,557	$(10,335)

Operating activities

The Company has historically produced a loss from operations, which is primarily due to the capital nature of the business and the resulting depreciation and amortization expense. Net cash used for the three months ended March 31, 2018, was $32.8 million compared to $7.2 million provided in the prior year period, representing a decrease of $40.0 million. This decrease is primarily due to payment of $37.6 million related to unpaid interest from the redemption of the senior secured PIK notes. Secondarily, the decrease is due to changes in net working capital, which were driven by several factors. Increased sales volume contributed to a $5.5 million change in accounts receivable. Additionally, increased production activity and purchases of gaming equipment resulted in a $4.8 million change in accounts payable and accrued liabilities, a $4.8 million change in inventory and to a lesser extent, a $0.8 million change in prepaid expenses. A change in other non-current assets of $12.7 million was primarily related to tax related accruals and offset by a comparable amount in the change in accounts payable and accrued liabilities.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2018, was $15.0 million compared to $14.4 million in the prior year period, representing an increase of $0.5 million. The increase was primarily due to software development and other expenditures of $0.5 million and the purchase of property and equipment of $0.1 million.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2018, was $54.3 million compared to cash used of $3.1 million for the three months ended March 31, 2018, representing an increase of $57.5 million. The increase was primarily due to the initial public offering net proceeds, after deducting underwriting discounts and commissions of $176.3 million, and offset by $4.2 million initial public offering costs. Additionally, the difference is due to the repayment the principal amount of our 11.25% senior secured PIK notes of $115 million.

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

Critical Accounting Policies

A description of our critical accounting policies can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017. There were no material changes to those policies during the three months ended March 31, 2018.

Recently Issued Accounting Standards

See related disclosure at Item 1—“Notes to Condensed Consolidated Financial Statements”, Note 1 “Description of the Business and Summary of Significant Accounting Policies.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rates. Our primary exposure to market risk is interest rate risk associated with our long-term debt, which accrues interest at variable rates. Certain of our debt instruments accrue interest at LIBOR or the base rate, at our election, subject to an interest rate floor plus an applicable margin rate. In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt and equity capital to sustain our operations. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. As of March 31, 2018, less than 1% of our debt were fixed-rate instruments. Assuming a constant outstanding balance for our variable-rate long term debt, a hypothetical 1% decrease in interest rates would decrease interest expense $5.0 million given our LIBOR floor on related debt, while a hypothetical 1% increase in interest rates would increase interest expense approximately $5.0 million.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS.

"Item 1A.-Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2017, includes a discussion of our risk factors. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.
(a). Exhibits.

Exhibit Number	Exhibit Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.IN	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AP GAMING HOLDCO, INC.

Date:	May 3, 2018	By:	/s/ KIMO AKIONA
		Name:	Kimo Akiona
		Title:	Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)