Form 10-Q
period 2018-06-30
PlayAGS, Inc.
filed 2018-08-02
CIK 1593548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarter ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of July 31, 2018 there were 35,262,456 shares of the Registrant’s common stock, $.01 par value per share, outstanding.

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PLAYAGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)
(unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$28,151	$19,242
Restricted cash	78	100
Accounts receivable, net of allowance of $1,247 and $1,462, respectively	44,518	32,776
Inventories	29,706	24,455
Prepaid expenses	4,368	2,675
Deposits and other	4,233	3,460
Total current assets	111,054	82,708
Property and equipment, net	81,202	77,982
Goodwill	281,553	278,337
Intangible assets	214,202	232,287
Deferred tax asset	919	1,115
Other assets	13,661	24,813
Total assets	$702,591	$697,242

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$12,395	$11,407
Accrued liabilities	21,441	24,954
Current maturities of long-term debt	6,649	7,359
Total current liabilities	40,485	43,720
Long-term debt	493,112	644,158
Deferred tax liability - noncurrent	3,892	1,016
Other long-term liabilities	26,074	36,283
Total liabilities	563,563	725,177
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock at $0.01 par value; 100,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value; 450,000,000 shares authorized at June 30, 2018 and 46,629,155 at December 31, 2017; and 35,261,519 and 23,208,076 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively.	353	149
Additional paid-in capital	358,829	177,276
Accumulated deficit	(216,405)	(201,557)
Accumulated other comprehensive loss	(3,749)	(3,803)
Total stockholders’ equity	139,028	(27,935)
Total liabilities and stockholders’ equity	$702,591	$697,242
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(amounts in thousands, except per share data)
 (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues
Gaming operations	$52,554	$41,758	$102,186	$82,191
Equipment sales	20,268	8,322	35,492	15,663
Total revenues	72,822	50,080	137,678	97,854
Operating expenses
Cost of gaming operations(1)	9,710	6,979	18,568	14,450
Cost of equipment sales(1)	9,411	4,144	16,810	7,996
Selling, general and administrative	15,350	10,345	32,127	20,626
Research and development	6,855	6,141	15,480	11,445
Write downs and other charges	1,005	1,933	2,615	2,165
Depreciation and amortization	19,467	18,216	38,816	36,667
Total operating expenses	61,798	47,758	124,416	93,349
Income from operations	11,024	2,322	13,262	4,505
Other expense (income)
Interest expense	8,873	14,554	19,297	29,714
Interest income	(21)	(40)	(73)	(55)
Loss on extinguishment and modification of debt	—	8,129	4,608	8,129
Other (income) expense	455	(1,529)	9,687	(4,338)
Income (loss) before income taxes	1,717	(18,792)	(20,257)	(28,945)
Income tax benefit (expense)	(7,027)	(1,318)	5,409	(3,551)
Net income (loss)	(5,310)	(20,110)	(14,848)	(32,496)
Foreign currency translation adjustment	(2,883)	330	54	1,205
Total comprehensive loss	$(8,193)	$(19,780)	$(14,794)	$(31,291)

Basic and diluted loss per common share:
Basic	$(0.15)	$(0.87)	$(0.44)	$(1.40)
Diluted	$(0.15)	$(0.87)	$(0.44)	$(1.40)
Weighted average common shares outstanding:
Basic	35,233	23,208	33,494	23,208
Diluted	35,233	23,208	33,494	23,208
(1) exclusive of depreciation and amortization

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands)
 (unaudited)

	PlayAGS, Inc.
	Common Stock - Shares	Common Stock - Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2016	14,932	149	177,276	(156,451)	(4,546)	16,428
Net loss	—	—	—	(45,106)	—	(45,106)
Foreign currency translation adjustment	—	—	—	—	743	743
Balance at December 31, 2017	14,932	149	177,276	(201,557)	(3,803)	(27,935)
Net loss	—	—	—	(14,848)	—	(14,848)
Foreign currency translation adjustment	—	—	—	—	54	54
Stock based compensation expense	—	—	8,629	—	—	8,629
Stock split (1.5543-for-one) and reclassification	8,277	83	(83)	—	—	—
Reclassification of management shares	171	2	1,319	—	—	1,321
Vesting of restricted stock	68	1	(1)	—	—	—
Stock option exercises	26	—	279	—	—	279
Issuance of common stock	11,787	118	171,410		—	171,528
Balance at June 30, 2018	35,261	$353	$358,829	$(216,405)	$(3,749)	$139,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(14,848)	$(32,496)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	38,816	36,667
Accretion of contract rights under development agreements and placement fees	2,206	2,365
Amortization of deferred loan costs and discount	914	1,709
Payment-in-kind interest capitalized	—	7,807
Payment-in-kind interest payments	(37,624)	(2,698)
Write off of deferred loan cost and discount	3,410	3,294
Stock based compensation expense	8,629	—
(Benefit) provision for bad debts	(148)	396
Loss on disposition of assets	1,020	2,510
Impairment of assets	995	285
Fair value adjustment of contingent consideration	600	—
Provision for deferred income tax	3,090	2,021
Changes in assets and liabilities that relate to operations:
Accounts receivable	(11,552)	192
Inventories	(2,440)	3,035
Prepaid expenses	(1,685)	(699)
Deposits and other	(758)	(466)
Other assets, non-current	11,138	(2,221)
Accounts payable and accrued liabilities	(12,082)	(3,803)
Net cash (used in) provided by operating activities	(10,319)	17,898
Cash flows from investing activities
Business acquisitions, net of cash acquired	(4,452)	—
Purchase of intangible assets	(594)	(420)
Software development	(5,168)	(4,208)
Proceeds from disposition of assets	21	93
Purchases of property and equipment	(22,314)	(27,729)
Net cash used in investing activities	(32,507)	(32,264)
Cash flows from financing activities
Proceeds from issuance of first lien credit facilities	—	448,725
Proceeds from stock option exercise	279	—
Repayment of senior secured credit facilities	(115,000)	(410,655)
Payments on first lien credit facilities	(2,576)	—
Payment of financed placement fee obligations	(1,772)	(2,135)
Payments on deferred loan costs	—	(3,127)
Repayment of seller notes	—	(12,401)
Payments on equipment long term note payable and capital leases	(1,405)	(1,295)
Initial public offering cost	(4,160)	—
Proceeds from issuance of common stock	176,341	—
Proceeds from employees in advance of common stock issuance	—	25
Net cash provided by financing activities	51,707	19,137
Effect of exchange rates on cash and cash equivalents and restricted cash	6	4
Increase in cash and cash equivalents and restricted cash	8,887	4,775
Cash, cash equivalents and restricted cash, beginning of period	19,342	18,077
Cash, cash equivalents and restricted cash, end of period	$28,229	$22,852

Supplemental cash flow information:
Cash paid during the period for interest	$16,767	$16,869
Cash paid during the period for taxes	$494	$574
Non-cash investing and financing activities:
Financed purchase of property and equipment	$256	$116
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

PlayAGS, Inc. (formerly AP Gaming Holdco, Inc.) (the "Company," "PlayAGS," "we," "us," or "our") is a leading designer and supplier of gaming products and services for the gaming industry. We operate in legalized gaming markets across the globe and provide state-of-the-art, value-add products in three distinct segments: Electronic Gaming Machines (“EGM”), which includes server-based systems and back-office systems that are used by Class II Native American and Mexican gaming jurisdictions and Class III Native American, commercial and charitable jurisdictions; Table Products (“Table Products”), which includes live felt table games, side-bets and progressives as well as our newly introduced card shuffler, “DEX”; and Interactive Social Casino Games (“Interactive”), which provides social casino games on desktop and mobile devices as well as a platform for content aggregation used by real-money gaming (“RMG”) and sports-betting partners. Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line.

The Company filed a Registration Statement on Form 10 on December 19, 2013, which went effective under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on December 19, 2013. On January 30, 2018, we completed the initial public offering of 10,250,000 shares of our common stock, at a public offering price of $16.00 per share (the “IPO”).

Electronic Gaming Machines

Our EGM segment offers a selection of video slot titles developed for the global marketplace, and EGM cabinets which include the Orion Portrait, ICON, Halo, Colossal Diamonds (“Big Red”) and our newly introduced Orion Slant. In addition to providing complete EGM units, we offer conversion kits that allow existing game titles to be converted to other game titles offered within that operating platform.

Table Products

Our table products include live proprietary table products and side-bets, as well as ancillary table products. Products include both internally developed and acquired proprietary table products, side-bets, progressives, and table technology related to blackjack, poker, baccarat, craps and roulette. We have acquired a number of popular brands, including In-Bet Gaming (“In Bet”), Buster Blackjack, Double Draw Poker and Criss Cross Poker that are based on traditional well-known public domain games such as blackjack and poker; however, these proprietary games provide intriguing betting options that offer more excitement and greater volatility to the player, ultimately enhancing our casino customers’ profitability. In addition, we recently introduced a single deck card shuffler for poker tables, “Dex S.”

Interactive

Our business-to-consumer (“B2C”) social casino games are primarily delivered through our mobile apps, Lucky Play Casino and Vegas Fever. The apps contain several game titles available for consumers to play for fun and with coins that they purchase through the app. Some of our most popular social casino games include content that is also popular in land-based settings such as Colossal Diamonds, So Hot, and Monkey in the Bank. We have recently expanded into the business-to-business (“B2B”) space through our core app, Lucky Play Casino, whereby we white label our social casino game product and enable our land-based casino customers to brand the social casino gaming product with their own casino name. With the recent acquisition of Gameiom Technologies Limited (defined below) as described in Note 2, we now offer a platform for B2B content aggregation used by RMG and sports-betting partners.

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Gaming operations revenue is also earned from the licensing of table product content and is earned and recognized on a fixed monthly rate. Our B2C social casino products earn revenue from the sale of virtual coins or chips, which is recorded when the purchased coins or chips are used by the customer. B2C social casino revenue is presented gross of the platform fees. B2B social casino products earn revenue primarily based on a percentage of the monthly revenue generated by the white label casino apps that we build and operate for our customers. RMG revenue is earned primarily based on a percentage of the revenue produced by the games on our platform as well as monthly platform fees and initial integration fees. RMG revenue is presented net of payments to game and content suppliers.

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

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

doubtful accounts. Changes in the assumptions or estimates reflecting the collectability of certain accounts could materially affect the allowance for both accounts and notes receivable.

Inventories

Inventories consist primarily of parts and supplies that are used to repair and maintain machinery and equipment as well as EGMs in production and finished goods held for sale. Inventories are stated at net realizable value. Cost of inventories is determined using the first-in, first-out (“FIFO”) method for all components of inventory. The Company regularly reviews inventory quantities and updates estimates for the net realizable value of inventories. This process includes examining the carrying values of parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose). Some of the factors involved in this analysis include the overall levels of the inventories, the current and projected sales levels for such products, the projected markets for such products and the costs required to sell the products, including refurbishment costs. Changes in the assumptions or estimates could materially affect the inventory carrying value. As of June 30, 2018 and December 31, 2017, the value of raw material inventory was $25.4 million and $19.9 million, respectively. As of June 30, 2018 and December 31, 2017, the value of finished goods inventory was $4.4 million and $4.6 million, respectively. There was no work in process material as of June 30, 2018 and December 31, 2017.

Property and Equipment

The cost of gaming equipment, consisting of fixed-base player terminals, file servers and other support equipment as well as other property and equipment, is depreciated over their estimated useful lives, using the straight-line method for financial reporting. The Company capitalizes costs incurred for the refurbishment of used gaming equipment that is typically incurred to refurbish a machine in order to return it to its customer location. The refurbishments extend the useful life of the gaming equipment beyond the original useful life. Repairs and maintenance costs are expensed as incurred. The Company routinely evaluates the estimated lives used to depreciate assets. The estimated useful lives are as follows:

Gaming equipment	2 to 6 years
Other property and equipment	3 to 6 years

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

PLAYAGS, INC.
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

Goodwill

The excess of the purchase price of an acquired business over the estimated fair value of the assets acquired and the liabilities assumed is recorded as goodwill. The Company tests for possible impairment of goodwill at least annually, on October 1, or when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company has the option to begin with a qualitative assessment, commonly referred to as “Step 0”, to determine whether it is more likely than not that the reporting unit’s fair value of goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as the general economic environment, industry and market conditions, changes in key assumptions used since the most recently performed valuation and overall financial performance of the reporting units. If the Company determines that it is more likely than not that a reporting unit’s fair value is less than its carrying value, the Company performs a quantitative goodwill impairment analysis, and depending upon the results of that measurement, the recorded goodwill may be written down and charged to income from operations when the carrying amount of the reporting unit exceeds the fair value of the reporting unit. As of June 30, 2018, there were no indicators of goodwill impairment.

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

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

The carrying values of the Company’s cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short term maturities of these instruments. The fair value of our long-term debt is based on the quoted market prices for similar issues (Level 2 inputs). The estimated fair value of our long-term debt as of June 30, 2018 and December 31, 2017 was $517.0 million and $675.7 million, respectively.

Accounting for Income Taxes

We conduct business globally and are subject to income taxes in U.S. federal, state, local, and foreign jurisdictions. Determination of the appropriate amount and classification of income taxes depends on several factors, including estimates of the timing and probability of realization of deferred income taxes, reserves for uncertain income tax positions and income tax payment timing

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Taxes on income of our foreign subsidiaries are provided at the tax rates applicable to the tax jurisdictions in which they are located. Future tax benefits are recognized to the extent that realization of those benefits is considered more likely than not and a valuation allowance is established for deferred tax assets which do not meet this threshold.

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

We are required to make significant judgments when evaluating our uncertain tax positions and the related tax benefits. We believe our assumptions are reasonable; however, there is no guarantee that the final outcome of the related matters will not differ from the amounts reflected in our income tax provisions and accruals. We adjust our liability for uncertain tax positions based on changes in facts and circumstances such as the closing of a tax audit or changes in estimates. We adjusted our liability in the quarter ended June 30, 2018, which is described in Note 12. Our income tax provision may be impacted to the extent that the final outcome of these tax positions is different than the amounts recorded.

On December 22, 2017, President Trump signed H.R. 1, originally known as the “Tax Cuts and Jobs Act” (the “Tax Act”) into law, which significantly reformed the Internal Revenue Code of 1986, as amended. The new legislation, among other things, changed the U.S. federal tax rates (including permanently reducing the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate), allowed the expensing of capital expenditures, and put into effect the migration from a “worldwide” system of taxation to a territorial system. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the period ended December 31, 2017. The ultimate impact of the Tax Act on our consolidated financial statements may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

guidance that may be issued, and actions the Company may take as a result of the Tax Act. For the six months ended June 30, 2018, there was no change to the provisional Transaction Tax recorded in the prior period. The Company expects to complete its analysis within one year from the Tax Act’s enactment in accordance with SAB 118.

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

Adopted in the Current Year

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). ASU 2016-15 intends to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this ASU in the current year and it did not have a material effect on our financial condition, results of operations or cash flows.

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

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

of 2018. The adoption of this guidance resulted in immaterial increases to the cash, cash equivalents and restricted cash beginning-of-period and end-of period line items in the statement of cash flows to include the balance of restricted cash.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new guidance clarifies the definition of a business in order to allow for the evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We adopted this ASU in the current year and it will be effective for acquisitions that are consummated in the current and future periods.

To be Adopted in Future Periods

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 intends to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The adoption of this guidance is expected to result in a significant portion of our operating leases, where we are the lessee, to be recognized on our consolidated balance sheets. The FASB also issued ASU 2018-11, Leases (Topic 842) Targeted Improvements in July 2018. These ASUs allow lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach or at the adoption date with recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with earlier adoption permitted. The Company is currently evaluating the provisions of the amendment and the impact on its future consolidated financial statements.

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

NOTE 2. ACQUISITIONS

AGS iGaming

During the quarter ended June 30, 2018, the Company acquired all of the equity of Gameiom Technologies Limited (formerly known as “Gameiom”, currently known as “AGS iGaming”). AGS iGaming is a licensed Gaming aggregator and content provider for real-money gaming (“RMG”) and sportsbetting partners. The acquisition was accounted for as an acquisition of a business and the assets acquired and liabilities assumed were measured based on our preliminary estimates of their fair values at the acquisition date. The estimated fair values of assets acquired and liabilities assumed and resulting goodwill are subject to adjustment as we finalize our fair value analysis. The significant items for which a final fair value has not been determined as of the filing of this report include the fair value of intangible assets. We expect to complete our fair value determinations no later than one year from the acquisition date.

We attribute the goodwill acquired to our ability utilize AGS iGaming’s existing RMG platform to distribute our existing EGM game content into many markets, diversification of our Interactive segment’s product portfolio that now includes a real-money gaming solution and other strategic benefits. Total consideration of $5.0 million included cash paid of $4.5 million and $0.5 million of deferred consideration that is payable within 18 months of the acquisition date. The consideration was allocated primarily to goodwill that is not tax deductible for $3.1 million and intangible assets of $2.7 million, which will be amortized over a weighted average period of approximately 6.6 years.

The intangible assets consist primarily of customer relationships and a technology platform. The customer relationships were valued using the excess earnings method (level 3 fair value measurement), which is a risk-adjusted discounted cash flow approach that determines the value of an intangible asset as the present value of the cash flows attributable to such asset after excluding the proportion of the cash flows that are attributable to other assets. The contribution to the cash flows that are made by other assets - such as working capital, workforce and other intangible assets - was estimated through contributory asset capital

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

charges. The value of the customer relationships is the present value of the attributed post-tax cash flows, net of the post-tax return on fair value attributed to the other assets. The technology platform was valued using the royalty savings method (level 3 fair value measurement), which is a risk-adjusted discounted cash flow approach. The royalty savings method values an intangible asset by estimating the royalties saved through ownership of the asset. The royalty savings method requires identifying the future revenue that would be impacted by the technology platform (or royalty-free rights to the assets), multiplying it by a royalty rate deemed to be avoided through ownership of the asset and discounting the projected royalty savings amounts back to the acquisition date.  The royalty rate used in such valuation was based on a consideration of market rates for similar categories of assets.

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

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Gaming equipment	$132,726	$125,064
Other property and equipment	19,788	17,229
Less: Accumulated depreciation	(71,312)	(64,311)
Total property and equipment, net	$81,202	$77,982

Gaming equipment and other property and equipment are depreciated over the respective useful lives of the assets ranging from two to six years. Depreciation expense was $7.8 million and $6.7 million for the three months ended June 30, 2018 and 2017, respectively. Depreciation expense was $15.7 million and $12.8 million for the six months ended June 30, 2018 and 2017, respectively.
NOTE 4. GOODWILL AND INTANGIBLES
There were no accumulated impairments of goodwill as of June 30, 2018. Changes in the carrying amount of goodwill are as follows (in thousands):

	Gross Carrying Amount
	EGM	Table Products	Interactive	Total
Balance at December 31, 2017	$266,868	$6,641	$4,828	$278,337
Acquisition - Interactive	—	—	3,084	3,084
Foreign currency adjustments	(26)	—	(42)	(68)
Purchase accounting adjustment	200	—	—	200
Balance at June 30, 2018	$267,042	$6,641	$7,870	$281,553

Intangible assets consist of the following (in thousands):

		June 30, 2018			December 31, 2017
	Useful Life (years)	Gross Value	Accumulated Amortization	Net Carrying Value	Gross Value	Accumulated Amortization	Net Carrying Value
Indefinite lived trade names	Indefinite	$12,126	$—	$12,126	$12,126	$—	$12,126
Trade and brand names	7	14,730	(9,204)	5,526	14,730	(7,642)	7,088
Customer relationships	7	190,611	(81,444)	109,167	188,419	(69,564)	118,855
Contract rights under development and placement fees	1 - 7	16,990	(12,021)	4,969	16,834	(9,860)	6,974
Gaming software and technology platforms	1 - 7	144,980	(74,835)	70,145	141,231	(67,189)	74,042
Intellectual property	10 - 12	17,205	(4,936)	12,269	17,180	(3,978)	13,202
		$396,642	$(182,440)	$214,202	$390,520	$(158,233)	$232,287

Intangible assets are amortized over their respective estimated useful lives ranging from one to twelve years. Amortization expense related to intangible assets was $11.6 million and $11.5 million for the three months ended June 30, 2018 and 2017, respectively. Amortization expense related to intangible assets was $23.1 million and $23.8 million for the six months ended June 30, 2018 and 2017, respectively.

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The Company enters into development agreements and placement fee agreements with certain customers to secure floor space under lease agreements for its gaming machines. Amounts paid in connection with the development agreements are repaid to the Company in accordance with the terms of the agreement, whereas placements fees are not reimbursed. For development agreements in the form of a loan, interest income is recognized on the repayment of the notes based on the stated rate or, if not stated explicitly in the development agreement, on an imputed interest rate. If the stated interest rate is deemed to be other than a market rate or zero, a discount is recorded on the note receivable as a result of the difference between the stated and market rate and a corresponding intangible asset is recorded. The intangible asset is recognized in the financial statements as a contract right under development agreement and amortized as a reduction in revenue over the term of the agreement. Placement fees can be in the form of cash paid upfront or free lease periods and are accreted over the life of the contract and the expense is recorded as a reduction of revenue. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $1.1 million and $1.2 million for the three months ended June 30, 2018 and 2017. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $2.2 million and $2.4 million for the six months ended June 30, 2018 and 2017.
NOTE 5. ACCRUED LIABILITIES
Accrued liabilities consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Salary and payroll tax accrual	$7,427	$9,449
Taxes payable	2,730	2,655
License fee obligation	1,000	1,000
Placement fees payable	3,361	4,000
Accrued other	6,923	7,850
Total accrued liabilities	$21,441	$24,954

NOTE 6. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	June 30, 2018	December 31, 2017
First Lien Credit Facilities:
Term loans, interest at LIBOR or base rate plus 4.25% (6.23% at June 30, 2018), net of unamortized discount and deferred loan costs of $12.1 million and $13.4 million at June 30, 2018 and December 31, 2017, respectively.	$497,884	$499,173
Senior secured PIK notes, net of unamortized discount and deferred loan costs of $3.0 million at December 31, 2017.	—	149,588
Equipment long-term note payable and capital leases	1,877	2,756
Total debt	499,761	651,517
Less: Current portion	(6,649)	(7,359)
Long-term debt	$493,112	$644,158

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

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

Prior to entering into the Incremental Agreement, net deferred loan costs and discounts totaling $13.3 million were capitalized and were being amortized over the term of the agreement. In conjunction with the Incremental Agreement approximately $0.4 million of these deferred loan costs and discounts was written off as a portion of the loss on extinguishment and modification of debt and the remainder of these cost will be amortized over the remaining term of the First Lien Credit Facilities. An additional $1.2 million in third party fees was incurred related to the Incremental Agreement. Given the composition of the lender group, certain lenders were accounted for as a debt modification and, as such, $1.2 million of these costs were expensed and included in the loss on extinguishment and modification of debt.

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

Amended and Restated Senior Secured PIK Notes

On January 30, 2018, the Company used the net proceeds of the IPO and cash on hand to redeem in full its 11.25% senior secured PIK notes due 2024 (the “PIK Notes”). On the redemption date, the aggregate principal amount of the PIK Notes outstanding was $152.6 million (comprised of the original principal amount of $115 million and the remaining principal amount comprised of capitalized interest) and the amount of accrued and unpaid interest was $1.4 million. In connection with the redemption, the Company repaid all of the outstanding obligations in respect of principal, interest and fees under the PIK Notes and net deferred loan costs and discounts totaling $3.0 million were written off and included in the loss on extinguishment and modification of debt.

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

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

On January 26, 2018, the Company completed the IPO, in which it issued and sold 10,250,000 shares of common stock at a public offering price of $16.00 per share. On February 27, 2018 the Company sold an additional 1,537,500 shares of its common stock, pursuant to the underwriters’ exercise in full of the over-allotment option. The aggregate net proceeds received by the Company from the IPO were $171.5 million, after deducting underwriting discounts and commissions and offering expenses directly related to issuance of the equity.

Prior to the consummation of the IPO, 170,712 shares of common stock were held by management. Pursuant to the Securityholders Agreement dated April 28, 2014 (the “Securityholders Agreement”), these shares were outstanding, but were not considered issued for accounting purposes as they contained a substantive performance condition, a “Qualified Public Offering”, as defined in the Securityholders Agreement, which had to be probable for the holders of these shares to benefit from their ownership. The IPO satisfied the substantive performance condition and as a result the shares and related proceeds of $1.3 million were reclassified from other long-term liabilities to additional paid-in capital and considered issued for accounting purposes. During the three and six month period ended June 30, 2018, the Company recognized stock based compensation expense for stock options and restricted stock awards, which is further described in Note 11.

As further clarification of the foregoing, prior to the IPO, shares that were held by management that were subject to repurchase rights as outlined in Section 6 of the Securityholders Agreement, that were contingent on the holder’s termination. The repurchase rights enabled the Company to recover the shares issued to management without transferring any appreciation of the fair value of the stock to the holder upon certain terminations of the holder’s employment prior to a “Qualified Public Offering”, as defined in the Securityholders Agreement. If a holder’s employment was terminated by the Company prior to the consummation of a Qualified Public Offering for “Cause”, as defined in the Securityholders Agreement, or was terminated by such holder without “Good Reason”, as defined in the Securityholders Agreement, then the Company had the right to repurchase all or any portion of the shares held by the holder for the lesser of original cost or fair market value. If a holder’s employment was terminated by the Company prior to the consummation of a Qualified Public Offering other than as described above and in the Securityholders Agreement, then the Company had the right to repurchase all or any portion of the shares held by the holder for fair market value.

NOTE 8. WRITE DOWNS AND OTHER CHARGES

The Condensed Consolidated Statements of Operations and Comprehensive Loss include various non-routine transactions or consulting and transaction-related fees that have been classified as write downs and other charges. During the three months ended June 30, 2018, the Company recognized $1.0 million in write-downs and other charges driven by losses from the disposal of assets of $0.7 million, impairment of development agreement intangible assets of $0.4 million (level 3 fair value measurement based on projected cash flows), and offset by a $0.1 million fair value adjustment to contingent consideration (level 3 fair value measurement based on projected cash flows). During the six months ended June 30, 2018, the Company recognized $2.6 million in write-downs and other charges driven by losses from the disposal of assets of $1.0 million, a fair value adjustment to contingent consideration of $0.6 million (the Company used level 3 fair value measurements based on projected cash flows), and the impairment to intangible assets of $1.0 million related to game titles and a development agreement (the Company used level 3 of observable inputs in conducting the impairment tests).

During the three months ended June 30, 2017, the Company recognized $1.9 million in write-downs and other charges driven by losses from the disposal of assets. During the six months ended June 30, 2017, the Company recognized $2.2 million in write-downs and other charges, driven by losses from the disposal of assets of $2.5 million, the impairment to intangible assets of $0.3 million related to game titles (the Company used level 3 fair value measurement based on projected cash flows for the specific game titles), offset by a fair value adjustment to an acquisition contingent receivable of $0.6 million (the Company used level 3 fair value measurements based on projected cash flows). The contingency was resolved in Q1 2017.

NOTE 9. BASIC AND DILUTED INCOME (LOSS) PER SHARE

The Company computes net income (loss) per share in accordance with accounting guidance that requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). Basic EPS is computed by dividing net income (loss) for the period by the weighted average number of shares outstanding during the period. Basic EPS includes common stock weighted for average number of shares issued during the period. Diluted EPS is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period, increased by potentially dilutive common shares that were outstanding during the period. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. Potentially dilutive common shares include stock options and restricted stock, see Note 11.

Excluded from the calculation of diluted EPS for the three months ended June 30, 2018 was 27,139 restricted shares and 882,175 stock options, as such securities were anti-dilutive. Excluded from the calculation of diluted EPS for the six months ended June 30, 2018 was 36,830 restricted shares and 757,228 stock options, as such securities were anti-dilutive.

Excluded from the calculation of diluted EPS for the three months ended June 30, 2017 was 77,715 restricted shares and 386,326 stock options, as such securities were anti-dilutive. Excluded from the calculation of diluted EPS for the six months ended June 30, 2017 was 77,715 restricted shares and 425,072 stock options, as such securities were anti-dilutive.
NOTE 10. BENEFIT PLANS
The Company has established a 401(k) plan (the “401(k) Plan”) for its employees. The 401(k) Plan allows employees to contribute a portion of their earnings, and the Company may match a percentage of the contributions on a discretionary basis. The expense associated with the 401(k) Plan for the three months ended June 30, 2018 and 2017, was $0.3 million for both periods. The expense associated with the 401(k) Plan for the six months ended June 30, 2018 and 2017, was $0.6 million and $0.5 million, respectively.
On April 28, 2014, the board of directors of the Company approved the 2014 Long-Term Incentive Plan (“LTIP”). Under the LTIP, the Company is authorized to grant nonqualified stock options, rights to purchase common stock, restricted stock, restricted stock units and other awards settleable in, or based upon, common stock to persons who are directors and employees of and consultants to the Company or any of its subsidiaries on the date of the grant. The LTIP will terminate ten years after approval by the board. Subject to adjustments in connection with certain changes in capitalization, the maximum number of shares of common stock that may be delivered pursuant to awards under the LTIP is 2,253,735. As of June 30, 2018, approximately 423,268 shares remain available for issuance.
On January 16, 2018, our board adopted and our stockholders approved the 2018 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) pursuant to which equity-based and cash incentives may be granted to participating employees, directors and consultants. The Omnibus Incentive Plan provides for an aggregate of 1,607,389 shares of our common stock. As of June 30, 2018, 1,558,989 shares remain available for issuance.
The compensation committee may grant awards of non-qualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, performance compensation awards (including cash bonus awards), other cash-based awards or any combination of the foregoing.
NOTE 11. SHARE-BASED COMPENSATION

Stock Options

The Company has granted stock awards to eligible participants under its incentive plans. The stock awards include options to purchase the Company’s common stock. These stock options include a combination of service and market conditions, as further described below. Prior to the Company’s IPO, these stock options included a performance vesting condition, a Qualified Public Offering see Note 7, which was not considered to be probable prior to the consummation of the IPO and as a result, no share-based compensation expense for stock options was recognized prior to 2018.

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

For three months ending June 30, 2018, the Company recognized $0.3 million in stock based compensation and $0.2 million for restricted stock awards. For six months ending June 30, 2018, the Company recognized $8.0 million in stock based compensation for stock options and $0.7 million for restricted stock awards, the majority of which was recognized upon the consummation of the IPO. We recognize stock based compensation on a straight line over the vesting period for time based awards and we recognize the expense immediately for awards with market conditions. The amount of unrecognized compensation expense associated with stock options was $2.6 million and with restricted stock was $0.5 million at June 30, 2018, which is expected to be recognized over the a 2.7 and 3.8 weighted average period, respectively.

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

	Six months ended June 30,
	2018	2017
Option valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	50%	57%
Risk-free interest rate	2.71%	1.82%
Expected term (in years)	6.3	6.3

Stock option awards represent options to purchase common stock and are granted pursuant to the Company’s incentive plans, and include options that the Company primarily classifies as Tranche A or time based, Tranche B and Tranche C.

Tranche A or time based options are eligible to vest in equal installments of 25% or 20% on each of the first four or five anniversaries of the date of the grant, subject to continued employment with the Company or its subsidiaries. In the event of a termination of employment without cause or as a result of death or disability, any such time based options which would have vested on the next applicable vesting date shall become vested, and the remaining unvested time based options shall be forfeited. In addition, upon a Change in Control (as defined in the incentive plans), subject to continued employment through the date of the Change in Control, all outstanding unvested time based options shall immediately vest. An IPO does not qualify as a Change in Control as it relates to the vesting of stock options.

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

As of June 30, 2018, the Company had 667,565 Performance Options outstanding.

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of the changes in stock options outstanding during the six months ended June 30, 2018, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2017	1,644,212	$8.81
Granted	48,400	$24.46
Exercised	(26,459)	$10.47
Canceled or forfeited	(72,276)	$10.84
Options outstanding as of June 30, 2018	1,593,877	$9.17	7.1	$28,532
Exercisable as of June 30, 2018	436,598	$8.68	6.7	$8,027

Restricted Stock

A summary of the changes in restricted stock shares outstanding during the six months ended June 30, 2018, is as follows:

	Shares Outstanding	Grant Date Fair Value (per share)
Outstanding as of December 31, 2017	77,715	$6.43
Granted	26,600	24.46
Vested	(68,772)	8.16
Outstanding as of June 30, 2018	35,543	$16.58

NOTE 12. INCOME TAXES

The Company determines our provision for income taxes for interim periods using an estimate of our annual effective tax rate. This estimate requires us to forecast pre-tax book income and loss. This forecast is subject to adjustment in subsequent quarterly periods as our estimates of pre-tax income and loss for the year fluctuate, including changes in the geographic mix of pre-tax income and loss.

The Company's effective income tax rate for the three months ended June 30, 2018, was an expense of 409.3%. The difference between the federal statutory rate of 21% and the Company's effective tax rate for the three months ended June 30, 2018, was primarily due to changes in our valuation allowance on deferred tax assets, a change in the estimated annual forecast from pre-tax book income to a pre-tax book loss during the second quarter of 2018 due to changes in our business and various permanent items, all of which impacted the required accounting for income taxes under generally accepted accounting principles for interim reporting periods. The Company's effective income tax rate for the three months ended June 30, 2017, was an expense of 7.0%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended June 30, 2017, was primarily due to changes in our valuation allowance on deferred tax assets.

The Company's effective income tax rate for the six months ended June 30, 2018, was a benefit of 26.7%. The difference between the federal statutory rate of 21% and the Company's effective tax rate for the six months ended June 30, 2018, was primarily due to changes in our valuation allowance on deferred tax assets, various permanent items and lapse in the applicable statute of limitations for certain uncertain tax positions. The Company's effective income tax rate for the six months ended June 30, 2017, was an expense of 12.3%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the six months ended June 30, 2017, was primarily due to changes in our valuation allowance on deferred tax assets.

The Company entered into an indemnification agreement with the prior owners of Cadillac Jack whereby the prior owners have agreed to indemnify the Company for changes in tax positions by taxing authorities for periods prior to the acquisition. As of June 30, 2018, an indemnification receivable of $9.9 million has been recorded in other assets in the financial statements. This amount includes the indemnification of the original pre-acquisition tax positions along with any related accrued interest and penalties and is offset by a corresponding liability for unrecognized tax benefits in other long-term liabilities. When the related unrecognized tax benefits are favorably resolved, a corresponding charge to relieve the associated indemnification receivable would be recognized in our Consolidated Statements of Operations and Comprehensive Loss. During the six months ended June

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

30, 2018, the Company recognized an $8.9 million reduction in the indemnification receivable and related charge in our Consolidated Statements of Operations and Comprehensive Loss.

On December 22, 2017, President Trump signed H.R. 1, originally known as the “Tax Cuts and Jobs Act” (the “Tax Act”) into law, which significantly reformed the Internal Revenue Code of 1986, as amended. The new legislation, among other things, changed the U.S. federal tax rates (including permanently reducing the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate), allowed the expensing of capital expenditures, and put into effect the migration from a “worldwide” system of taxation to a territorial system. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the period ended December 31, 2017. The ultimate impact of the Tax Act on our consolidated financial statements may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act.  For the three and six months ended June 30, 2018, there was no change to the provisional Transaction Tax recorded in the prior period.  The Company expects to complete its analysis within one-year from the Tax Act’s enactment in accordance with SAB 118.

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
Segment revenues include leasing, licensing, or selling of products within each reportable segment. Segment adjusted EBITDA includes the revenues and operating expenses from each segment adjusted for depreciation, amortization, write downs and other charges, accretion of placement fees, non-cash stock based compensation expense, as well as other costs such as certain acquisitions and integration related costs including restructuring and severance charges; legal and litigation expenses including settlement payments; new jurisdictions and regulatory licensing costs; non-cash charges on capitalized installation and delivery; contract cancellation fees; and other adjustments primarily composed of professional fees incurred by the Company for projects, corporate and public filing compliance and other costs deemed to be non-recurring in nature. Revenues in each segment are attributable to third parties and segment operating expenses are directly associated with the product lines included in each segment such as research and development, product approval costs, product-related litigation expenses, sales commissions and other directly-

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

allocable sales expenses. Cost of gaming operations and cost of equipment sales primarily include the cost of products sold, service, manufacturing overhead, shipping and installation.
Segment adjusted EBITDA excludes other income and expense, income taxes and certain expenses that are managed outside of the operating segments.
The following provides financial information concerning our reportable segments for the three and six months ended June 30, (amounts in thousands):

	Three months ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues by segment
EGM	$69,319	$47,404	$130,577	$92,416
Table Products	1,792	711	3,462	$1,343
Interactive	1,711	1,965	3,639	4,095
Total Revenues	$72,822	$50,080	$137,678	$97,854
Adjusted EBITDA by segment
EGM	36,867	26,495	71,171	51,696
Table Products	70	(312)	256	(490)
Interactive	(355)	(97)	(346)	(214)
Subtotal	36,582	26,086	71,081	50,992
Write downs and other:
Loss on disposal of long lived assets	680	1,933	1,020	2,510
Impairment of long lived assets	425	—	995	285
Fair value adjustments to contingent consideration and other items	(100)	—	600	(630)
Acquisition costs	—	—	—	—
Depreciation and amortization	19,467	18,216	38,816	36,667
Accretion of placement fees(1)	1,122	1,151	2,206	2,300
Non-cash stock based compensation expense	476	—	8,629	—
Acquisitions & integration related costs including restructuring & severance	1,231	181	2,410	828
Initial public offering costs	926	—	1,309	—
Legal & litigation expenses including settlement payments	834	186	834	585
New jurisdictions and regulatory licensing costs	—	502	—	737
Non-cash charge on capitalized installation and delivery	494	513	984	926
Non-cash charges and loss on disposition of assets	—	136	—	686
Other adjustments	3	946	16	1,593
Interest expense	8,873	14,554	19,297	29,714
Interest income	(21)	(40)	(73)	(55)
Loss on extinguishment and modification of debt	—	8,129	4,608	8,129
Other expense (income)	455	(1,529)	9,687	(4,338)
Income before income taxes	$1,717	$(18,792)	$(20,257)	$(28,945)
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

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

Overview

We are a leading designer and supplier of EGMs and other products and services for the gaming industry. Founded in 2005, we historically focused on supplying EGMs, including slot machines, video bingo machines, and other electronic gaming devices, to the Native American gaming market, where we maintain approximately 20% market share of all Class II EGMs. Since 2014, we have expanded our product line-up to include: (i) Class III EGMs for commercial and Native American casinos permitted to operate Class III EGMs, (ii) table game products and (iii) interactive products, all of which we believe provide us with growth opportunities as we expand in markets where we currently have limited or no presence. Our expansion into Class III and ancillary product offerings has driven our strong growth and momentum in revenue, EGM adjusted EBITDA and our installed base. For the three and six months ended June 30, 2018, approximately 72% and 74%, respectively, of our total revenue was generated through recurring contracted lease agreements whereby we place EGMs and table game products at our customers’ gaming facilities under either a revenue sharing agreement (we receive a percentage of the revenues that these products generate) or fee-per-day agreement (we receive a daily or monthly fixed fee per EGM or table game product), or recurring revenue from our Interactive gaming operations. We operate our business in three distinct segments: EGMs, Table Products and Interactive. Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line.

EGM Segment

EGMs constitute our largest segment, representing 95% of our revenue for the three and six months ended June 30, 2018. We have a library of nearly 300 proprietary game titles that we deliver on several state-of-the-art EGM cabinets, including Orion Portrait (our premium cabinet), ICON (our core cabinet), Orion Slant (our newly introduced slant cabinet), Halo (legacy Class II cabinet) and Big Red/Colossal Diamonds (our specialty large-format cabinet). We also have developed a new Latin-style bingo cabinet called ALORA, which we plan to use in select international markets, including the Philippines and Brazil.

Our cabinets and game titles are among the top performing premium leased games in the industry. We design all of our cabinets with the intention of capturing the attention of players on casino floors while aiming to maximize operator profits. The second quarter 2018 Eilers - Fantini Quarterly Slot Survey stated our premium leased games outperform most of the EGMs manufactured by our competitors, generating win per day that is up to 2.2x times higher than house average.

We have increased our installed base of EGMs every year from 2005 through the period ended June 30, 2018, and as of June 30, 2018, our total EGM installed base was 24,523 units (16,647 domestic and 7,876 international). We remain highly focused on continuing to expand our installed base of leased EGMs in markets that we currently serve, as well as new jurisdictions where we do not presently have any EGMs installed. Since our founding, we have made significant progress in expanding the number of markets where we are licensed to sell or lease our EGMs. In 2005, we were licensed in three states (5 total licenses) and currently we are licensed in 36 U.S. states and 5 foreign countries (approximately 260 total licenses). As of June 30, 2018, our installed base represented only approximately 2% of the total domestic market of approximately 980,000 EGMs installed throughout the United States and Canada. According to Eilers & Krejcik, U.S. casino operators expect to allocate approximately 5% of their 2018 EGM purchases to AGS products. We believe we are positioned to gain additional market share over the next several years.

We offer our customers the option of either leasing or purchasing our EGMs and associated gaming systems. Currently, we derive the majority of our gaming revenues from EGMs installed under revenue sharing or fee-per-day lease agreements, also known as “participation” agreements, and we refer to such revenue generation as our “participation model”. As we expand into new gaming markets and roll out our new and proprietary cabinets and titles, we expect the sales of gaming machines and systems will play an increasingly important role in our business and will complement our core participation model.

We have strategically shifted our focus to create new internal content and leverage our Atlas operating platform as a conduit for our current and future products. Currently, our ICON, Orion Portrait, and Orion Slant cabinets run on the Atlas operating platform. We will continue porting our legacy games onto the Atlas platform, enhancing both our Class II and III offerings. We expect internally-generated content to be a larger source of our installed base going forward.

We categorize our EGM titles into two main groups: “Core” and “Premium and Specialty”. Our development studios, located in Atlanta, Austin, Las Vegas, and Sydney, are responsible for creating Core video slot content as well as new hardware designs and concepts. Our Core titles have a proven track record of success and are targeted at maintaining and growing our current installed base. Our Premium titles include unique and niche titles that provide a distinctive player experience and are targeted at increasing floor space in both existing and new jurisdictions. Specialty titles describe our jumbo games, such as Colossal Diamonds, and games made specifically for high-limit winnings. In total, our development teams have the capabilities to produce approximately 50 games per year. We believe this strategy of producing diversified content will allow us to maintain and grow our market leadership within our current Class II base, as well as expand into Class III casinos in other key jurisdictions.

Table Products

In addition to our existing portfolio of EGMs, we also offer our customers approximately 30 unique table product offerings, including live felt table games, side bet offerings, progressives, signage and other ancillary table game equipment. Our table products are designed with the goal of enhancing the table games section of the casino floor (commonly known as “the pit”). Over the past 10 years, there has been a trend of introducing side-bets on blackjack tables to increase the game’s overall hold. Our table products segments offers a full suite of side-bets and specialty table games that capitalize on this trend, and we believe that this segment will serve as an important growth engine for our company, including by generating further cross-selling opportunities with our EGM offerings. As of June 30, 2018, we had an installed base of 2,737 table products domestically and internationally and we believe we are presently a leading supplier of table products to the gaming industry based on number of products placed.

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

We have recently expanded into the business-to-business (“B2B”) space through our core app, Lucky Play Casino, whereby we white label our social casino game product and enable our land-based casino customers to brand the social casino gaming product with their own casino name. Currently, our B2C social casino games consist of our mobile apps, Lucky Play Casino, Wild Vegas Casino, Buffalo Jackpot Casino, and Vegas Fever. The apps contain numerous AGS game titles available for consumers to play for fun or with virtual goods they purchase in the app. Some of our most popular social casino games include content that is also popular in land-based settings such as Fire Wolf, Gold Dragon Red Dragon, Legend of the White Buffalo, Royal Reels, Colossal Diamonds, So Hot, Monkey in the Bank, and many more. Our B2C social casino games leverage the global connectivity and distribution of mobile platforms such as the Apple App Store and Google Play Store. With the acquisition of Gameiom Technologies Limited (formerly known as “Gameiom”, currently known as “AGS iGaming”) in the current year, we now offer a B2B platform for content aggregation used by real-money gaming (“RMG”) and sports-betting partners.

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

Our products and the locations in which we may sell them are subject to the licensing and product approval requirements of various national, state, provincial and tribal jurisdictional agencies that regulate gaming around the world, as discussed in “Part I, Item 1. Business” in our Annual Report on Form 10-K for the year-ended December 31, 2017. We lease and sell our products, with an emphasis on leasing versus selling, primarily in the United States. We service the products we lease and offer service packages to customers who purchase products from us.

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

Results of Operations

Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017

The following tables set forth certain selected condensed consolidated financial data for the three months ended June 30, 2018 and 2017 (in thousands):

	Three months ended June 30,		$	%
	2018	2017	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$52,554	$41,758	$10,796	25.9%
Equipment sales	20,268	8,322	11,946	143.5%
Total revenues	72,822	50,080	22,742	45.4%
Operating expenses
Cost of gaming operations	9,710	6,979	2,731	39.1%
Cost of equipment sales	9,411	4,144	5,267	127.1%
Selling, general and administrative	15,350	10,345	5,005	48.4%
Research and development	6,855	6,141	714	11.6%
Write downs and other charges	1,005	1,933	(928)	(48.0)%
Depreciation and amortization	19,467	18,216	1,251	6.9%
Total operating expenses	61,798	47,758	14,040	29.4%
Income from operations	11,024	2,322	8,702	374.8%
Interest expense	8,873	14,554	(5,681)	(39.0)%
Interest income	(21)	(40)	19	47.5%
Loss on extinguishment and modification of debt	—	8,129	(8,129)	(100.0)%
Other (income) expense	455	(1,529)	1,984	129.8%
Loss before income taxes	1,717	(18,792)	20,509	109.1%
Income tax (expense) benefit	(7,027)	(1,318)	(5,709)	(433.2)%
Net loss	$(5,310)	$(20,110)	$14,800	73.6%
Revenues

Gaming Operations. The increase in gaming operations revenue was primarily due to the increase in our EGM installed base of approximately 2,400 domestic units, which is primarily attributable to the purchase of approximately 1,500 EGMs from Rocket in December 2017 as described in Item 1 “Financial Statements” Note 2 to our condensed consolidated financial statements. The increase is also attributable to the continued success of our ICON cabinet and the popularity of our Orion Portrait cabinet and the placement of over 500 domestic Class II units in casino expansions and newly opened casinos. In addition, the increase is also attributable to an increase of $1.90, or 7.3% in our domestic EGM revenue per day driven by our new product offerings and through the optimization of our installed base by installing our newer and more competitive game content on our EGMs. In addition, the increase is also attributed to the increase of 643 international EGM units, which is attributable to our gaining market share in under serviced markets within Mexico. Additionally, we had a $1.1 million increase in Table Products gaming operations revenue which is attributable to the increase in the Table Products installed base to 2,737 units compared to 1,754 units in the prior year period most notably due to the purchase of In Bet assets with an installed base of 493 table games.

Equipment Sales. The increase in equipment sales is due to the sale of 1,058 EGM units in the period ended June 30, 2018, compared to 574 units in the prior year period. The increase in the number of units sold is primarily attributable to the success of our premium Orion Portrait cabinet and our growth in the Class III market as well as the continued success of our ICON cabinet. The increase was also attributable to a $2,888, or 18.2% increase in the average sales price compared to the prior year period. The increase in the average sales price is due to the higher sales price of our premium Orion Portrait cabinet compared to other cabinets.

Operating Expenses

Cost of gaming operations. The increase in costs of gaming operations was the result of our increased service and production costs related to our increased installed base of 24,523 EGM units compared to 21,479 units in the prior year period, as well as increased table games installed base that increased 56.0% compared to the prior year period. As a percentage of gaming operations revenue, costs of gaming operations increased to 18.5% for the three months ended June 30, 2018 compared to 16.7% for the prior year period.

Cost of Equipment Sales. The increase in cost of equipment sales is attributable to the increase of 1,058 EGM units sold for the three months ended June 30, 2018 compared to 574 in prior year period. As a percentage of equipment sales revenue, costs of equipment sales was 46.4% for the three months ended June 30, 2018 compared to 49.8% for the prior year period primarily due to increased sales of our Orion Portrait cabinet at an increased average sales price.

Selling, general and administrative. The increase in selling, general and administrative expenses was primarily due to $2.3 million in increased professional fees driven by costs associated with the AGS iGaming acquisition and previous offerings. Salary and benefit costs increased $1.8 million due to higher headcount and stock based compensation expense increased $0.3 million.

Research and development. The increase in research and development expenses is primarily due to $0.8 million of increased salary and benefit costs due to higher headcount and stock compensation expense. As a percentage of total revenue, research and development expense was 9.4% for the period ended June 30, 2018 compared to 12.3% for the prior year period.

Write downs and other charges. The Condensed Consolidated Statements of Operations and Comprehensive Loss include various non-routine transactions or consulting and transaction-related fees that have been classified as write downs and other charges. During the three months ended June 30, 2018, the Company recognized $1.0 million in write-downs and other charges driven by losses from the disposal of assets of $0.7 million, impairment of development agreement intangible assets of $0.4 million and offset by a fair value adjustment to contingent consideration of $0.1 million (the Company used level 3 fair value measurements based on projected cash flows). During the three months ended June 30, 2017, the Company recognized $1.9 million in write-downs and other charges driven by losses from the disposal of assets.

Due to the changing nature of our write downs and other charges, we describe the composition of the balances as opposed to providing a year over year comparison.

Depreciation and amortization. The increase was predominantly due to a $1.1 million increase in depreciation driven by an increased installed base and an increase of amortization expense.

Other Expense (Income), net

Interest expense. The decrease in interest expense is predominantly attributed to the termination of our senior secured credit facilities and seller notes and entering into a first lien credit agreement on June 6, 2017 and the redemption of its 11.25% senior secured PIK notes as well as the further decrease in the interest rate on our first lien credit facilities we obtained on February 7, 2018. See Item 1. “Financial Statements” Note 6 for a detailed discussion regarding long-term debt.  These transactions resulted in a lower weighted average interest rate. These decreases were partially offset by an increase in the average principal amounts outstanding under the first lien credit facilities as of June 30, 2018, compared to the amount outstanding at  June 30, 2017.

Other (income) expense. The increase is predominantly due to changes from the effect of foreign currency fluctuation on trade payables and receivables denominated in foreign currencies.

Income Taxes

The Company's effective income tax rate for the three months ended June 30, 2018, was an expense of 409.3%. The difference between the federal statutory rate of 21% and the Company's effective tax rate for the three months ended June 30, 2018, was primarily due to changes in our valuation allowance on deferred tax assets, a change in the estimated annual forecast from pre-tax book income to a pre-tax book loss during the second quarter of 2018 due to changes in our business and various permanent items, all of which impacted the required accounting for income taxes under generally accepted accounting principals for interim reporting periods. The Company's effective income tax rate for the three months ended June 30, 2017, was an expense of 7.0%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended June 30, 2017, was primarily due to changes in our valuation allowance on deferred tax assets.

Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017

The following tables set forth certain selected condensed consolidated financial data for the six months ended June 30, 2018 and 2017 (in thousands):

	Six months ended June 30,		$	%
	2018	2017	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$102,186	$82,191	$19,995	24.3%
Equipment sales	35,492	15,663	19,829	126.6%
Total revenues	137,678	97,854	39,824	40.7%
Operating expenses
Cost of gaming operations	18,568	14,450	4,118	28.5%
Cost of equipment sales	16,810	7,996	8,814	110.2%
Selling, general and administrative	32,127	20,626	11,501	55.8%
Research and development	15,480	11,445	4,035	35.3%
Write downs and other charges	2,615	2,165	450	20.8%
Depreciation and amortization	38,816	36,667	2,149	5.9%
Total operating expenses	124,416	93,349	31,067	33.3%
Income (loss) from operations	13,262	4,505	8,757	194.4%
Interest expense	19,297	29,714	(10,417)	(35.1)%
Interest income	(73)	(55)	(18)	(32.7)%
Loss on extinguishment and modification of debt	4,608	8,129	(3,521)	(43.3)%
Other (income) expense	9,687	(4,338)	14,025	323.3%
Loss before income taxes	(20,257)	(28,945)	8,688	30.0%
Income tax (expense) benefit	5,409	(3,551)	8,960	252.3%
Net loss	$(14,848)	$(32,496)	$17,648	54.3%
Revenues

Gaming Operations. The increase in gaming operations revenue was primarily due to the increase in our EGM installed base of approximately 2,400 domestic units, which is primarily attributable to the purchase of approximately 1,500 EGMs from Rocket in December 2017 as described in Item 1 “Financial Statements” Note 2 to our condensed consolidated financial statements. The increase is also attributable to the continued success of our ICON cabinet and the popularity of our Orion Portrait cabinet and the placement of over 500 domestic Class II units in casino expansions and newly opened casinos. We also had an increase of $1.39, or 5.4% in our domestic EGM revenue per day driven by our new product offerings, recently entered jurisdictions and through the optimization of our installed base by installing our newer and more competitive game content on our EGMs. In addition, the increase is also attributed to the increase of 643 international EGM units, which is attributable to our gaining market share in under serviced markets within Mexico. Furthermore, we had a $2.1 million increase in Table Products gaming operations revenue which is attributable to the increase in the Table Products installed base to 2,737 units compared to 1,754 units in the prior year period most notably due to the purchase of In Bet assets with an installed base of 493 table games.

Equipment Sales. The increase in equipment sales is due to the sale of 1,896 EGM units in the six months ended June 30, 2018, compared to 1,027 EGM units in the prior year period. The increase in the number of units sold is primarily attributable to the success of our premium Orion Portrait cabinet and our growth in the Class III market as well as the continued success of our ICON cabinet. The increase was also attributable to a $2,524, or 16.0% increase in the average sales price compared to the prior year period. The increase in the average sales price is due to the higher sales price of our premium Orion Portrait cabinet compared to other cabinets.

Operating Expenses

Cost of gaming operations. The increase in costs of gaming operations was the result of our increased installed base of 24,523 EGM units compared to 21,479 units in the prior year period, as well as increased table games installed base that increased 56.0% compared to the prior year period. As a percentage of gaming operations revenue, costs of gaming operations was 18.2% for the six months ended June 30, 2018 compared to 17.6% for the prior year period.

Cost of Equipment Sales. The increase in cost of equipment sales is attributable to the increase of 1,896 EGM units sold for the six months ended June 30, 2018 compared to 1,027 in the prior year period. As a percentage of equipment sales revenue, costs of equipment sales was 47.4% for the six months ended June 30, 2018 compared to 51.1% for the prior year period primarily due to increased sales of our Orion Portrait cabinet at an increased average sales price.

Selling, general and administrative. The increase in selling, general and administrative expenses is primarily due to $6.6 million of stock based compensation expense (which includes an initial charge of $6.2 million recorded in connection with the IPO), increased salary and benefit costs of $2.5 million due to higher headcount, professional fees of $2.2 related to the AGS iGaming acquisition and previous offerings. Offset by a decrease in bad debt expense and customer related discounts of $0.6 million.

Research and development. The increase in research and development expenses is primarily due to $1.8 million of increased salary and benefit costs due to higher headcount with the remaining increase related to internal software testing and external product approval costs of our premium Orion Portrait and Orion Slant cabinets. The increase is also attributable to $2.0 million of stock based compensation expense (which includes an initial charge of $1.6 million recorded in connection with the IPO). As a percentage of total revenue, research and development expense was 11.2% for the period ended June 30, 2018 compared to 11.7% for the prior year period.

Write downs and other charges. The Condensed Consolidated Statements of Operations and Comprehensive Loss include various non-routine transactions or consulting and transaction-related fees that have been classified as write downs and other charges. During the six months ended June 30, 2018, the Company recognized $2.6 million in write-downs and other charges driven by losses from the disposal of assets of $1.0 million, the impairment to intangible assets related to game titles and assets associated with terminated development agreements of $1.0 million (the Company used level 3 of observable inputs in conducting the impairment tests), and a fair value adjustment to contingent consideration of $0.6 million (the Company used level 3 fair value measurements based on projected cash flows).

During the six months ended June 30, 2017, the Company recognized $2.2 million in write-downs and other charges, driven by losses from the disposal of assets of $2.5 million, the full impairment of certain intangible assets of $0.3 million (the Company used level 3 fair value measurement based on projected cash flows for the specific game titles), offset by a fair value adjustment to an acquisition contingent receivable of $0.6 million (the Company used level 3 fair value measurements based on projected cash flows). The contingency was resolved in Q1 2017 (the Company used level 3 of observable inputs in conducting the impairment tests).

Due to the changing nature of our write downs and other charges, we describe the composition of the balances as opposed to providing a year over year comparison.

Depreciation and amortization. The increase was predominantly due to a $2.8 million increase in depreciation driven by an increased installed base, and offset by a decrease of $0.7 million in amortization driven by certain intangible assets that have reached the end of their useful lives.

Other Expense (Income), net

Interest expense. The decrease in interest expense is predominantly attributed to the termination of our senior secured credit facilities and seller notes and entering into a first lien credit agreement on June 6, 2017 and the redemption of its 11.25% senior secured PIK notes as well as the further decrease in the interest rate on our first lien credit facilities we obtained on February 7, 2018. See Item 1. “Financial Statements” Note 6 for a detailed discussion regarding long-term debt.  These transactions resulted in a lower weighted average interest rate. These decreases were partially offset by an increase in the average principal amounts outstanding under the first lien credit facilities as of June 30, 2018, compared to the amount outstanding at June 30, 2017.

Other income. The increase is predominantly attributed to the write off in the current year of indemnification receivables of $8.7 million as the related liability for uncertain tax positions was also written off due to the applicable lapse in the statute of limitations. See Item 1. “Financial Statements” Note 12 for a detailed description of the indemnification receivable. The remaining change was due to the effect of foreign currency fluctuation on trade payables and receivables denominated in foreign currencies.

Income Taxes

The Company's effective income tax rate for the six months ended June 30, 2018, was a benefit of 26.70%. The difference between the federal statutory rate of 21% and the Company's effective tax rate for the six months ended June 30, 2018, was primarily due to changes in our valuation allowance on deferred tax assets, various permanent items and lapse in applicable statute of limitations for certain uncertain tax positions. The Company's effective income tax rate for the six months ended June 30, 2017, was an expense of 12.3%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the six months ended June 30, 2017 was primarily due to changes in our valuation allowance on deferred tax assets.

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

Electronic Gaming Machines

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

	Three months ended June 30,		$	%
	2018	2017	Change	Change
EGM Segment Revenue:
Gaming operations	$49,150	$39,142	$10,008	25.6%
Equipment sales	20,169	8,262	11,907	144.1%
Total EGM revenues	$69,319	$47,404	$21,915	46.2%

EGM adjusted EBITDA	$36,867	$26,495	$10,372	39.1%

EGM unit information:
Domestic installed base, end of period	16,647	14,246	2,401	16.9%
International base, end of period	7,876	7,233	643	8.9%
Total installed base, end of period	24,523	21,479	3,044	14.2%
Domestic revenue per day	$27.79	$25.89	$1.90	7.3%
International revenue per day	$8.80	$8.58	$0.22	2.6%
Total revenue per day	$21.77	$19.99	$1.78	8.9%

Domestic EGM units sold	1,058	396	662	167.2%
International EGM units sold	—	178	(178)	(100.0)%
Total EGM units sold	1,058	574	484	84.3%
Total average sales price	$18,728	$15,840	$2,888	18.2%

Gaming Operations Revenue

The increase in gaming operations revenue was primarily due to the increase in our EGM installed base of approximately 2,400 domestic units, which is primarily attributable to the purchase of approximately 1,500 EGMs from Rocket in December 2017 as described in as described in Item 1 “Financial Statements” Note 2 to our condensed consolidated financial statements. The increase is also attributable to the continued success of our ICON cabinet and the popularity of our Orion Portrait cabinet and the placement of over 500 domestic Class II units in casino expansions and newly opened casinos. In addition, the increase is also attributable to an increase of $1.90, or 7.3% in our domestic EGM revenue per day driven by our new product offerings and through the optimization of our installed base by installing our newer and more competitive game content on our EGMs. In addition, the increase is also attributed to the increase of 643 international EGM units, which is attributable to the to our gaining market share in under serviced markets within Mexico.

Equipment Sales

The increase in equipment sales is due to the sale of 1,058 units in the period ended June 30, 2018, compared to 574 units in the prior year period. The increase in the number of units sold is primarily attributable to the success of our premium Orion Portrait cabinet and our growth in the Class III market as well as the continued success of our ICON cabinet. The increase was also attributable to a $2,888, or 18.2% increase in the average sales price compared to the prior year period. The increase in the average sales price is due the higher sales price of our premium Orion Portrait cabinet compared to other cabinets.

EGM Adjusted EBITDA

EGM adjusted EBITDA includes the revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write downs and other charges, accretion of placement fees, as well as other costs. See Item 1 “Financial Statements” Note 14 for further explanation of adjustments. The increase in EGM adjusted EBITDA is attributable to the increases in revenue described above, and offset by increased adjusted selling, general and administrative expenses of $2.9 million and increased research and development expenses of $0.6 million, both driven by the increase in salaries and benefit costs due to increased headcount. The increase in revenue was further offset by increased adjusted cost of equipment sales of $8.0 million due to higher sales volume. EGM adjusted EBITDA margin was 53.2% and 56.0% for the three months ended June 30, 2018 and 2017, respectively.

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017

	Six months ended June 30,		$	%
	2018	2017	Change	Change
EGM Segment Revenue:
Gaming operations	$95,192	$76,820	$18,372	23.9%
Equipment sales	35,385	15,596	$19,789	126.9%
Total EGM revenues	$130,577	$92,416	$38,161	41.3%

EGM adjusted EBITDA	$71,171	$51,696	$19,475	37.7%

EGM unit information:
Domestic installed base, end of period	16,647	14,246	2,401	16.9%
International base, end of period	7,876	7,233	643	8.9%
Total installed base, end of period	24,523	21,479	3,044	14.2%
Domestic revenue per day	$27.26	$25.87	$1.39	5.4%
International revenue per day	$8.54	$8.40	$0.14	1.7%
Total revenue per day	$21.36	$19.96	$1.40	7.0%

Domestic EGM units sold	1,850	849	1,001	117.9%
International EGM units sold	46	178	(132)	(74.2)%
Total EGM units sold	1,896	1,027	869	84.6%
Average sales price	$18,300	$15,776	$2,524	16.0%

Gaming Operations Revenue

The increase in gaming operations revenue was primarily due to the increase in our EGM installed base of approximately 2,400 domestic units, which is primarily attributable to the purchase of approximately 1,500 EGMs from Rocket in December 2017 as described in as described in Item 1 “Financial Statements” Note 2 to our condensed consolidated financial statements. The increase is also attributable to the continued success of our ICON cabinet and the popularity of our Orion Portrait cabinet and the placement of over 500 domestic units in casino expansions and newly opened casinos. We also had an increase of $1.39, or 5.4% in our domestic EGM revenue per day driven by our new product offerings, recently entered jurisdictions and through the optimization of our installed base by installing our newer and more competitive game content on our EGMs. In addition, the increase is also attributed to the increase of 643 international EGM units, which is attributable our gaining market share in under serviced markets within Mexico.

Equipment Sales

The increase in equipment sales is due to the sale of 1,896 units in the six months ended June 30, 2018, compared to 1,027 units in the prior year period. The increase in the number of units sold is primarily attributable to the success of our premium Orion Portrait cabinet and our growth in the Class III market as well as the continued success of our ICON cabinet. The increase was also attributable to an approximate $2,524, or 16.0%, increase in the average sales price compared to the prior year period. The increase in the average sales price is due the higher sales price of our premium Orion Portrait cabinet compared to other cabinets.

EGM Adjusted EBITDA

EGM adjusted EBITDA includes the revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write downs and other charges, accretion of placement fees, as well as other costs. See Item 1. “Financial Statements” Note 14 for further explanation of adjustments. The increase in EGM adjusted EBITDA is attributable to the increases in revenue described above offset by increased adjusted cost of gaming operations and equipment sales of $13.2 million due to higher sales volume and increased adjusted operating expenses of $5.4 million due to increased headcount and prototype parts. EGM adjusted EBITDA margin was 54.5% and 55.9% for the six months ended June 30, 2018 and 2017, respectively.

Table Products

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

	Three months ended June 30,		$	%
	2018	2017	Change	Change
Table Products Segment Revenue:
Gaming operations	$1,693	$651	$1,042	160.1%
Equipment sales	99	60	39	65.0%
Total Table Products revenues	$1,792	$711	$1,081	152.0%

Table Products adjusted EBITDA	$70	$(312)	$382	122.4%

Table Products unit information:
Table products installed base, end of period	2,737	1,754	983	56.0%
Average monthly lease price	$213	$125	$88	70.4%

Gaming Operations Revenue

The increase in Table Products gaming operations revenue is attributable to the increase in the Table Products installed base to 2,737 units compared to 1,754 units in the prior year period. The recently acquired 493 installed table games from the In Bet acquisition and the continued success of side bets, most notably Buster Blackjack and our progressive Bonus Spin, are the primary driver of the increase in the Table Products revenue and installed base compared to the prior year period. See Item 1. “Financial Statements” Note 2 for a description of the In Bet acquisition. The increase is also attributable to the higher average monthly lease price of $213, up $88 compared to the prior year period.

Tables Products Adjusted EBITDA

Table Products adjusted EBITDA includes the revenues and operating expenses from the Table Products segment adjusted for depreciation, amortization, write downs and other charges, as well as other costs. See Item 1 “Financial Statements” Note 14 for further explanation of adjustments. The increase in Table Products adjusted EBITDA is attributable to the increases in revenue described above, and offset by higher adjusted research and development expenses of $0.2 million related to the development of our new card shuffler, the DEX S and higher adjusted cost of equipment sales of $0.5 million.

Six Months Ended June 20, 2018 compared to Six Months Ended June 20, 2017.

	Six months ended June 30,		$	%
	2018	2017	Change	Change
Table Products Segment Revenue:
Gaming operations	$3,355	$1,276	$2,079	162.9%
Equipment sales	107	67	40	59.7%
Total Table Products revenues	$3,462	$1,343	$2,119	157.8%

Table Products adjusted EBITDA	$256	$(490)	$746	152.2%

Table Products unit information:
Table products installed base, end of period	2,737	1,754	983	56.0%
Average monthly lease price	$216	$122	$94	77.0%

Gaming Operations Revenue

The increase in Table Products gaming operations revenue is attributable to the increase in the Table Products installed base to 2,737 units compared to 1,754 units in the prior year period. The recently acquired 493 installed table games from the In Bet acquisition and the continued success of side bets, most notably Buster Blackjack and our progressive Bonus Spin, are the primary driver of the increase in the Table Products revenue and installed base compared to the prior year period. See Item 1. “Financial Statements” Note 2 for a description of the In Bet acquisition. The increase is also attributable to the higher average monthly lease price of $216, up $94 compared to the prior year period.

Tables Products Adjusted EBITDA

Table Products adjusted EBITDA includes the revenues and operating expenses from the Table Products segment adjusted for depreciation, amortization, write downs and other charges, as well as other costs. See Item 1 “Financial Statements” Note 14 for further explanation of adjustments. The increase in Table Products adjusted EBITDA is attributable to the increases in revenue described above, and offset by higher adjusted research and development expenses of $0.5 million related to the development of our new card shuffler, the DEX S and higher adjusted cost of gaming operations and equipment sales of $0.8 million.

Interactive

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

	Three months ended June 30,		$	%
	2018	2017	Change	Change
Interactive Segment Revenue:
Gaming operations	$1,711	$1,965	$(254)	(12.9)%
Total Interactive revenues	$1,711	$1,965	$(254)	(12.9)%

Interactive adjusted EBITDA	$(355)	$(97)	$(258)	(266.0)%

Interactive unit information:
Average MAU(1)	179,008	183,912	(4,904)	(2.7)%
Average DAU(2)	36,569	37,191	(622)	(1.7)%
ARPDAU(3)	$0.51	$0.58	$(0.07)	(12.1)%
(1) MAU = Monthly Active Users and is a count of unique visitors to our sites during a month
(2) DAU = Daily Active Users, a count of unique visitors to our sites during a day
(3) ARPDAU = Average daily revenue per DAU is calculated by dividing revenue for a period by the DAU for the period by the number of days for the period

Gaming Operations Revenue

Because of our optimization strategy, interactive gaming operations revenue decreased slightly compared to the prior year period due to the decrease in Business-to-Consumer (“B2C”) revenue. These decreases were offset by an increase in Business-to-Business (“B2B”) revenue of $0.1million.

Interactive Adjusted EBITDA

Interactive adjusted EBITDA includes the revenues and operating expenses from the Interactive segment adjusted for depreciation, amortization, write downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 14 for further explanation of adjustments. The decrease in interactive adjusted EBITDA is attributable to decreased revenues, as described above as well as additional operating costs incurred by AGS iGaming from the acquisition date through the end of the quarter.

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017

	Six months ended June 30,		$	%
	2018	2017	Change	Change
Interactive Segment Revenue:
Gaming operations	$3,639	4,095	$(456)	(11.1)%
Total Interactive revenues	$3,639	$4,095	$(456)	(11.1)%

Interactive adjusted EBITDA	$(346)	$(214)	$(132)	(61.7)%

Interactive unit information:
Average MAU(1)	201,596	188,236	13,360	7.1%
Average DAU(2)	38,658	37,863	795	2.1%
ARPDAU(3)	$0.51	$0.57	$(0.06)	(10.5)%
(1) MAU = Monthly Active Users and is a count of unique visitors to our sites during a month
(2) DAU = Daily Active Users, a count of unique visitors to our sites during a day
(3) ARPDAU = Average daily revenue per DAU is calculated by dividing revenue for a period by the DAU for the period by the number of days for the period

Gaming Operations Revenue

Because of our optimization strategy, interactive gaming operations revenue decreased slightly compared to the prior year period due to the decrease in Business-to-Consumer (“B2C”) revenue. These decreases were offset by an increase in Business-to-Business (“B2B”) revenue of $0.2 million.

Interactive Adjusted EBITDA

Interactive adjusted EBITDA includes the revenues and operating expenses from the Interactive segment adjusted for depreciation, amortization, write downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 14 for further explanation of adjustments. The decrease in interactive adjusted EBITDA is attributable to decreased revenues, as described above as well as additional operating costs incurred by AGS iGaming from the acquisition date through the end of the quarter.

Total Adjusted EBITDA

The following tables provide reconciliations of segment financial information to our consolidated statement of operations and to total adjusted EBITDA. We have included revenues, operating expenses and other adjustments by segment which we believe are important to understanding the operating results of our segment:

	Three months ended June 30, 2018
	EGM	Table Products	Interactive	Total
Revenues
Gaming operations	$49,150	$1,693	$1,711	$52,554
Equipment sales	20,169	99	—	20,268
Total revenues	69,319	1,792	1,711	72,822
Cost of gaming operations(1)	8,649	612	449	9,710
Cost of equipment sales(1)	9,389	22	—	9,411
Selling, general and administrative	13,817	545	988	15,350
Research and development	5,671	552	632	6,855
Write downs and other charges	1,005	—	—	1,005
Depreciation and amortization	18,571	694	202	19,467
Total operating expenses	57,102	2,425	2,271	61,798

Write downs and other
Loss on disposal of long lived assets	680	—	—	680
Impairment of long lived assets	425	—	—	425
Fair value adjustments to contingent consideration and other items	(100)	—	—	(100)
Depreciation and amortization	18,571	694	202	19,467
Accretion of placement fees(2)	1,122	—	—	1,122
Non-cash stock based compensation expense(3)	464	9	3	476
Acquisitions & integration related costs including restructuring & severance(4)	1,231	—	—	1,231
Initial public offering(5)	926	—	—	926
Legal & litigation expenses including settlement payments(6)	834	—	—	834
Non-cash charge on capitalized installation and delivery(7)	494	—	—	494
Other adjustments	3	—	—	3
Adjusted EBITDA	$36,867	$70	$(355)	$36,582

(1) Exclusive of depreciation and amortization.
(2) Non-cash item related to the accretion of contract rights under development agreements and placement fees.
(3) Non-cash stock based compensation includes non-cash compensation expense related to grants of options, restricted stock, and other equity awards.
(4) Acquisitions & integration related costs primarily relate to costs incurred after the purchase of businesses, such as the purchase of AGS iGaming, to integrate operations and obtain costs synergies. Restructuring and severance costs primarily relate to costs incurred through the restructuring of the Company’s operations from time to time and other employee severance costs recognized in the periods presented.
(5) Costs incurred related to initial public offering, net of costs capitalized to equity and the filing of the related offerings.
(6) Legal and litigation related costs consist of payments to law firms and settlements for matters that are outside the normal course of business. These costs related to litigation and matters that were not significant individually.
(7) Non-cash charge on capitalized installation and delivery primarily include the costs to acquire contracts that are expensed over the estimated life of each contract.

	Three months ended June 30, 2017
	EGM	Table Products	Interactive	Total
Revenues
Gaming operations	$39,142	$651	$1,965	$41,758
Equipment sales	8,262	60	—	8,322
Total revenues	47,404	711	1,965	50,080
Cost of gaming operations(1)	6,177	218	584	6,979
Cost of equipment sales(1)	4,137	7	—	4,144
Selling, general and administrative	8,786	454	1,105	10,345
Research and development	5,323	429	389	6,141
Write downs and other charges	1,933	—	—	1,933
Depreciation and amortization	17,586	421	209	18,216
Total operating expenses	43,942	1,529	2,287	47,758

Write downs and other
Loss on disposal of long lived assets	1,933	—	—	1,933
Depreciation and amortization	17,586	421	209	18,216
Accretion of placement fees(2)	1,151	—	—	1,151
Acquisitions & integration related costs including restructuring & severance(3)	96	85	—	181
Legal & litigation expenses including settlement payments(4)	186	—	—	186
New jurisdictions and regulatory licensing costs(5)	502	—	—	502
Non-cash charge on capitalized installation and delivery(6)	513	—	—	513
Non-cash charges and loss on disposition of assets(7)	136	—	—	136
Other adjustments(8)	930	—	16	946
Adjusted EBITDA	$26,495	$(312)	$(97)	$26,086

(1) Exclusive of depreciation and amortization.
(2) Non-cash item related to the accretion of contract rights under development agreements and placement fees.
(3) Acquisitions & integration related costs primarily relate to costs incurred after the purchase of businesses, such as the purchase of AGS iGaming, to integrate operations and obtain costs synergies. Restructuring and severance costs primarily relate to costs incurred through the restructuring of the Company’s operations from time to time and other employee severance costs recognized in the periods presented.
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
(7) Non-cash charges and loss on disposition of assets are primarily composed of non-cash inventory obsolescence charges.
(8) Other adjustments are primarily composed of professional fees incurred by the Company for projects, corporate and public filing compliance, contract cancellation fees, and other costs deemed to be non-recurring in nature.

	Six months ended June 30, 2018
	EGM	Table Products	Interactive	Total
Revenues
Gaming operations	$95,192	$3,355	$3,639	$102,186
Equipment sales	35,385	107	—	35,492
Total revenues	130,577	3,462	3,639	137,678
Cost of gaming operations(1)	16,537	1,045	986	18,568
Cost of equipment sales(1)	16,788	22	—	16,810
Selling, general and administrative	28,777	1,307	2,043	32,127
Research and development	12,759	1,659	1,062	15,480
Write downs and other charges	2,615	—	—	2,615
Depreciation and amortization	37,117	1,288	411	38,816
Total operating expenses	114,593	5,321	4,502	124,416

Write downs and other
Loss on disposal of long lived assets	1,020	—	—	1,020
Impairment of long lived assets	995	—	—	995
Fair value adjustments to contingent consideration and other items	600	—	—	600
Depreciation and amortization	37,117	1,288	411	38,816
Accretion of placement fees(2)	2,206	—	—	2,206
Non-cash stock based compensation expense(3)	7,698	825	106	8,629
Acquisitions & integration related costs including restructuring & severance(4)	2,410	—	—	2,410
Initial public offering(5)	1,307	2	—	1,309
Legal & litigation expenses including settlement payments(6)	834	—	—	834
Non-cash charge on capitalized installation and delivery(7)	984	—	—	984
Other adjustments(8)	16	—	—	16
Adjusted EBITDA	$71,171	$256	$(346)	$71,081

(1) Exclusive of depreciation and amortization.
(2) Non-cash item related to the accretion of contract rights under development agreements and placement fees.
(3) Non-cash stock based compensation includes non-cash compensation expense related to grants of options, restricted stock, and other equity awards.
(4) Acquisitions & integration related costs primarily relate to costs incurred after the purchase of businesses, such as the purchase of AGS iGaming, to integrate operations and obtain costs synergies. Restructuring and severance costs primarily relate to costs incurred through the restructuring of the Company’s operations from time to time and other employee severance costs recognized in the periods presented.
(5) Costs incurred related to initial public offering, net of costs capitalized to equity and the filing of the related offerings.
(6) Legal and litigation related costs consist of payments to law firms and settlements for matters that are outside the normal course of business. These costs related to litigation and matters that were not significant individually.
(7) Non-cash charge on capitalized installation and delivery primarily include the costs to acquire contracts that are expensed over the estimated life of each contract.

	Six months ended June 30, 2017
	EGM	Table Products	Interactive	Total
Revenues
Gaming operations	$76,820	$1,276	$4,095	$82,191
Equipment sales	15,596	67	—	15,663
Total revenues	92,416	1,343	4,095	97,854
Cost of gaming operations(1)	12,836	393	1,221	14,450
Cost of equipment sales(1)	7,989	7	—	7,996
Selling, general and administrative	17,479	838	2,309	20,626
Research and development	10,115	753	577	11,445
Write downs and other charges	2,165	—	—	2,165
Depreciation and amortization	35,422	828	417	36,667
Total operating expenses	86,006	2,819	4,524	93,349

Write downs and other
Loss on disposal of long lived assets	2,510	—	—	2,510
Impairment of long lived assets	285	—	—	285
Fair value adjustments to contingent consideration and other items	(630)	—	—	(630)
Depreciation and amortization	35,422	828	417	36,667
Accretion of placement fees(2)	2,300	—	—	2,300
Acquisitions & integration related costs including restructuring & severance(3)	887	158	(217)	828
Legal & litigation expenses including settlement payments(4)	585	—	—	585
New jurisdictions and regulatory licensing costs(5)	737	—	—	737
Non-cash charge on capitalized installation and delivery(6)	926	—	—	926
Non-cash charges and loss on disposition of assets(7)	686	—	—	686
Other adjustments(8)	1,578	—	15	1,593
Adjusted EBITDA	$51,696	$(490)	$(214)	$50,992

(1) Exclusive of depreciation and amortization.
(2) Non-cash item related to the accretion of contract rights under development agreements and placement fees.
(3) Acquisitions & integration related costs primarily relate to costs incurred after the purchase of businesses, such as the purchase of Cadillac Jack and AGS iGaming, to integrate operations and obtain costs synergies. Restructuring and severance costs primarily relate to costs incurred through the restructuring of the Company’s operations from time to time and other employee severance costs recognized in the periods presented.
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
(7) Non-cash charges and loss on disposition of assets are primarily composed of non-cash inventory obsolescence charges.
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
The following table reconciles net loss to total adjusted EBITDA:

Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017

	Three months ended June 30,		$	%
	2018	2017	Change	Change
Net loss	$(5,310)	$(20,110)	$14,800	73.6%
Income tax expense (benefit)	7,027	1,318	5,709	433.2%
Depreciation and amortization	19,467	18,216	1,251	6.9%
Other (income) expense	455	(1,529)	1,984	129.8%
Interest income	(21)	(40)	19	47.5%
Interest expense	8,873	14,554	(5,681)	(39.0)%
Write downs and other	1,005	1,933	(928)	(48.0)%
Loss on extinguishment and modification of debt	—	8,129	(8,129)	(100.0)%
Other adjustments	929	946	(17)	(1.8)%
Other non-cash charges	1,616	1,800	(184)	(10.2)%
New jurisdictions and regulatory licensing costs	—	502	(502)	(100.0)%
Legal & litigation expenses including settlement payments	834	186	648	348.4%
Acquisitions & integration related costs including restructuring & severance	1,231	181	1,050	580.1%
Non-cash stock based compensation	476	—	476	100.0%
Total Adjusted EBITDA	$36,582	$26,086	$10,496	40.2%

Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017

	Six months ended June 30,		$	%
	2018	2017	Change	Change
Net loss	$(14,848)	$(32,496)	$17,648	54.3%
Income tax expense (benefit)	(5,409)	3,551	(8,960)	(252.3)%
Depreciation and amortization	38,816	36,667	2,149	5.9%
Other (income) expense	9,687	(4,338)	14,025	323.3%
Interest income	(73)	(55)	(18)	(32.7)%
Interest expense	19,297	29,714	(10,417)	(35.1)%
Write downs and other	2,615	2,165	450	20.8%
Loss on extinguishment and modification of debt	4,608	8,129	(3,521)	(43.3)%
Other adjustments	1,325	1,593	(268)	(16.8)%
Other non-cash charges	3,190	3,912	(722)	(18.5)%
New jurisdictions and regulatory licensing costs	—	737	(737)	(100.0)%
Legal & litigation expenses including settlement payments	834	585	249	42.6%
Acquisitions & integration related costs including restructuring & severance	2,410	828	1,582	191.1%
Non-cash stock based compensation	8,629	—	8,629	100.0%
Total Adjusted EBITDA	$71,081	$50,992	$20,089	39.4%

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

As of June 30, 2018, we had $28.2 million in cash and cash equivalents and $30.0 million available under our revolving credit facility. Based on our current business plan, we believe that our existing cash balances, cash generated from operations and availability under the revolving credit facility will be sufficient to meet our anticipated cash needs for at least the next twelve months. As of June 30, 2018, we were in compliance with the required covenants of our debt instruments, including the maximum net first lien leverage ratio, which was 3.5 to 1.0. However, our future cash requirements could be higher than we currently expect as a result of various factors. Our ability to meet our liquidity needs could be adversely affected if we suffer adverse results of operations, or if we violate the covenants and restrictions to which we are subject under our debt instruments. Additionally, our ability to generate sufficient cash from our operating activities is subject to general economic, political, regulatory, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under our existing credit facility in an amount sufficient to enable us to pay our service or repay our indebtedness or to fund our other liquidity needs, and we may be required to seek additional financing through credit facilities with other lenders or institutions or seek additional capital through private placements or public offerings of equity or debt securities.

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

Prior to entering into the Incremental Agreement, net deferred loan costs and discounts totaling $13.3 million were capitalized and were being amortized over the term of the agreement. In conjunction with the Incremental Agreement approximately $0.4 million of these deferred loan costs and discounts was written off as a portion of the loss on extinguishment and modification of debt and the remainder of these cost will be amortized over the remaining term of the First Lien Credit Facilities. An additional $1.2 million in third party fees was incurred related to the Incremental Agreement. Given the composition of the lender group, certain lenders were accounted for as a debt modification and, as such, $1.2 million of these costs were expensed and included in the loss on extinguishment and modification of debt.

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

Amended and Restated Senior Secured PIK Notes

On January 30, 2018, the Company used the net proceeds of the IPO and cash on hand to redeem in full its 11.25% senior secured PIK notes due 2024 (the “PIK Notes”). On the redemption date, the aggregate principal amount of the PIK Notes outstanding was $152.6 million (comprised of the original principal amount of $115 million and the remaining principal amount comprised of capitalized interest) and the amount of accrued and unpaid interest was $1.4 million. In connection with the redemption, the Company repaid all of the outstanding obligations in respect of principal, interest and fees under the PIK Notes and net deferred loan costs and discounts totaling $3.0 million were written off and included in the loss on extinguishment and modification of debt.

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

The following table summarizes our historical cash flows (in thousands):

	Six months ended June 30,
	2018	2017
Cash Flow Information:
Net cash provided by (used in) operating activities	$(10,319)	$17,898
Net cash used in investing activities	(32,507)	(32,264)
Net cash provided by financing activities	51,707	19,137
Effect of exchange rates on cash and cash equivalents and restricted cash	6	4
Net increase in cash and cash equivalents and restricted cash	$8,887	$4,775

Operating activities

The Company has historically produced a loss from operations, which is primarily due to the capital nature of the business and the resulting depreciation and amortization expense. Net cash used for the six months ended June 30, 2018, was $10.3 million compared to $17.9 million provided in the prior year period, representing a decrease of $28.2 million. This decrease is primarily due to payment of $37.6 million related to unpaid interest from the redemption of the senior secured PIK notes. Secondarily, the decrease is due to changes in net working capital, which were driven by several factors. Increased sales volume contributed to a $11.7 million change in accounts receivable. Additionally, increased production activity and purchases of gaming equipment resulted in a $8.3 million change in accounts payable and accrued liabilities, a $5.5 million change in inventory and to a lesser extent, a $1.0 million change in prepaid expenses. A change in other non-current assets of $13.4 million was primarily related to tax related accruals and offset by a comparable amount in the change in accounts payable and accrued liabilities.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2018, was $32.5 million compared to $32.3 million in the prior year period, representing an increase of $0.2 million. The increase was primarily due to the increase in business acquisitions, net of cash acquired of $4.5 million as described in Item 1. “Financial Statements” Note 2. The increase was also attributable to an increase in software development and other expenditures of $1.1 million and offset by a decrease in purchases of property of property and equipment of $5.4 million.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2018, was $51.7 million compared to cash provided of $19.1 million for the six months ended June 30, 2017, representing an increase of $32.6 million. The increase was primarily due to the initial public offering net proceeds, after deducting underwriting discounts and commissions of $176.3 million, and offset by $4.2 million initial public offering costs. Additionally, the difference is due to the repayment the principal amount of our 11.25% senior secured PIK notes of $115 million.

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

Critical Accounting Policies

A description of our critical accounting policies can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017. There were no material changes to those policies during the six months ended June 30, 2018.

Recently Issued Accounting Standards

See related disclosure at Item 1—“Notes to Condensed Consolidated Financial Statements”, Note 1 “Description of the Business and Summary of Significant Accounting Policies.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rates. Our primary exposure to market risk is interest rate risk associated with our long-term debt, which accrues interest at variable rates. Certain of our debt instruments accrue interest at LIBOR or the base rate, at our election, subject to an interest rate floor plus an applicable margin rate. In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt and equity capital to sustain our operations. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. As of June 30, 2018, less than 1% of our debt were fixed-rate instruments. Assuming a constant outstanding balance for our variable-rate long term debt, a hypothetical 1% decrease in interest rates would decrease interest expense $5.1 million given our LIBOR floor on related debt, while a hypothetical 1% increase in interest rates would increase interest expense approximately $5.1 million.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
10.1
Incremental Assumption and Amendment Agreement, dated as of February 7, 2018, by and among AP Holdings, LLC, AP Gaming I, LLC, each subsidiary loan party listed on the signature pages thereof, Finance LLC and the lenders from time to time party thereto.

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

AP GAMING HOLDCO, INC.

Date:	August 2, 2018	By:	/s/ KIMO AKIONA
		Name:	Kimo Akiona
		Title:	Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)