Form 10-Q
period 2018-09-30
PlayAGS, Inc.
filed 2018-11-08
CIK 1593548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarter ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of November 5, 2018 there were 35,305,479 shares of the Registrant’s common stock, $.01 par value per share, outstanding.

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PLAYAGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)
(unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$33,227	$19,242
Restricted cash	78	100
Accounts receivable, net of allowance of $1,180 and $1,462, respectively	46,082	32,776
Inventories	31,819	24,455
Prepaid expenses	4,638	2,675
Deposits and other	4,275	3,460
Total current assets	120,119	82,708
Property and equipment, net	84,323	77,982
Goodwill	282,731	278,337
Intangible assets	204,801	232,287
Deferred tax asset	1,047	1,115
Other assets	12,489	24,813
Total assets	$705,510	$697,242

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$12,094	$11,407
Accrued liabilities	22,517	24,954
Current maturities of long-term debt	6,223	7,359
Total current liabilities	40,834	43,720
Long-term debt	492,208	644,158
Deferred tax liability - noncurrent	678	1,016
Other long-term liabilities	25,789	36,283
Total liabilities	559,509	725,177
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock at $0.01 par value; 100,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value; 450,000,000 shares authorized at September 30, 2018 and 46,629,155 at December 31, 2017; and 35,305,479 and 23,208,706 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively.	353	149
Additional paid-in capital	359,819	177,276
Accumulated deficit	(212,058)	(201,557)
Accumulated other comprehensive loss	(2,113)	(3,803)
Total stockholders’ equity	146,001	(27,935)
Total liabilities and stockholders’ equity	$705,510	$697,242
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
 (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues
Gaming operations	$50,701	$42,849	$152,887	$125,040
Equipment sales	24,825	13,591	60,317	29,254
Total revenues	75,526	56,440	213,204	154,294
Operating expenses
Cost of gaming operations(1)	10,494	7,344	29,062	21,794
Cost of equipment sales(1)	12,109	6,330	28,919	14,326
Selling, general and administrative	15,284	9,742	47,411	30,368
Research and development	7,894	6,467	23,374	17,912
Write-downs and other charges	667	490	3,282	2,655
Depreciation and amortization	18,968	16,931	57,784	53,598
Total operating expenses	65,416	47,304	189,832	140,653
Income from operations	10,110	9,136	23,372	13,641
Other expense (income)
Interest expense	8,956	12,666	28,253	42,380
Interest income	(89)	(25)	(162)	(80)
Loss on extinguishment and modification of debt	—	—	4,608	8,129
Other expense (income)	434	(467)	10,121	(4,805)
Income (loss) before income taxes	809	(3,038)	(19,448)	(31,983)
Income tax benefit (expense)	3,538	(1,052)	8,947	(4,603)
Net income (loss)	4,347	(4,090)	(10,501)	(36,586)
Foreign currency translation adjustment	1,636	(498)	1,690	707
Total comprehensive income (loss)	$5,983	$(4,588)	$(8,811)	$(35,879)

Basic and diluted earnings (loss) per common share:
Basic	$0.12	$(0.18)	$(0.31)	$(1.58)
Diluted	$0.12	$(0.18)	$(0.31)	$(1.58)
Weighted average common shares outstanding:
Basic	35,305	23,208	34,097	23,208
Diluted	36,313	23,208	34,097	23,208
(1) exclusive of depreciation and amortization

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands)
 (unaudited)

	Common Stock - Shares	Common Stock - Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2016	14,932	149	177,276	(156,451)	(4,546)	16,428
Net loss	—	—	—	(45,106)	—	(45,106)
Foreign currency translation adjustment	—	—	—	—	743	743
Balance at December 31, 2017	14,932	149	177,276	(201,557)	(3,803)	(27,935)
Net loss	—	—	—	(10,501)	—	(10,501)
Foreign currency translation adjustment	—	—	—	—	1,690	1,690
Stock-based compensation expense	—	—	9,167	—	—	9,167
Stock split (1.5543-for-one) and reclassification	8,277	83	(83)	—	—	—
Reclassification of management shares	171	2	1,319	—	—	1,321
Vesting of restricted stock	69	—	—	—	—	—
Stock option exercises	70	1	730	—	—	731
Issuance of common stock	11,787	118	171,410	—	—	171,528
Balance at September 30, 2018	35,305	$353	$359,819	$(212,058)	$(2,113)	$146,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(10,501)	$(36,586)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	57,784	53,598
Accretion of contract rights under development agreements and placement fees	3,412	3,459
Amortization of deferred loan costs and discount	1,388	2,315
Payment-in-kind interest capitalized	—	7,807
Payment-in-kind interest payments	(37,624)	(2,698)
Write-off of deferred loan cost and discount	3,410	3,294
Stock-based compensation expense	9,167	—
(Benefit) provision for bad debts	(198)	902
Loss on disposition of assets	1,383	2,896
Impairment of assets	1,199	333
Fair value adjustment of contingent consideration	700	—
(Benefit) provision for deferred income tax	(205)	2,147
Changes in assets and liabilities that relate to operations:
Accounts receivable	(12,277)	(9,649)
Inventories	(3,173)	(453)
Prepaid expenses	(1,958)	(1,119)
Deposits and other	(626)	(276)
Other assets, non-current	13,574	(2,010)
Accounts payable and accrued liabilities	(12,135)	2,333
Net cash provided by operating activities	13,320	26,293
Cash flows from investing activities
Business acquisitions, net of cash acquired	(4,452)	(7,000)
Purchase of intangible assets	(931)	(565)
Software development	(8,794)	(6,334)
Proceeds from disposition of assets	21	171
Purchases of property and equipment	(34,457)	(35,961)
Net cash used in investing activities	(48,613)	(49,689)
Cash flows from financing activities
Proceeds from issuance of first lien credit facilities	—	448,725
Repayment of senior secured credit facilities	(115,000)	(410,655)
Payments on first lien credit facilities	(3,864)	(1,125)
Payment of financed placement fee obligations	(2,688)	(2,971)
Payments on deferred loan costs	—	(3,127)
Repayment of seller notes	—	(12,401)
Payments on equipment long-term note payable and capital leases	(2,108)	(1,832)
Initial public offering cost	(4,160)	(1,203)
Proceeds from issuance of common stock	176,341	—
Proceeds from employees in advance of common stock issuance	—	25
Proceeds from stock option exercise	731	—
Net cash provided by financing activities	49,252	15,436
Effect of exchange rates on cash and cash equivalents and restricted cash	4	8
Increase in cash and cash equivalents and restricted cash	13,963	(7,952)
Cash, cash equivalents and restricted cash, beginning of period	19,342	17,977
Cash, cash equivalents and restricted cash, end of period	$33,305	$10,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 1. DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

PlayAGS, Inc. (formerly AP Gaming Holdco, Inc.) (the "Company," "PlayAGS," "we," "us," or "our") is a leading designer and supplier of gaming products and services for the gaming industry. We operate in legalized gaming markets across the globe and provide state-of-the-art, value-add products in three distinct segments: Electronic Gaming Machines (“EGM”), which includes server-based systems and back-office systems that are used by Class II Native American and Mexican gaming jurisdictions and Class III Native American, commercial and charitable jurisdictions; Table Products (“Table Products”), which includes live felt table games, side-bets and progressives as well as our newly introduced card shuffler, “DEX S”; and Interactive Social Casino Games (“Interactive”), which provides social casino games on desktop and mobile devices as well as a platform for content aggregation used by real-money gaming (“RMG”) and sports-betting partners. Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line.

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

Table Products

Our table products include live proprietary table products and side-bets, as well as ancillary table products. Products include both internally developed and acquired proprietary table products, side-bets, progressives, and table technology related to blackjack, poker, baccarat, craps and roulette. We have acquired a number of popular brands, including In Bet Gaming (“In Bet”), Buster Blackjack, Double Draw Poker and Criss Cross Poker that are based on traditional well-known public domain games such as blackjack and poker; however, these proprietary games provide intriguing betting options that offer more excitement and greater volatility to the player, ultimately enhancing our casino customers’ profitability. In addition, we recently introduced a single deck card shuffler for poker tables, “DEX S.”

Interactive

Our business-to-consumer (“B2C”) social casino games are primarily delivered through our mobile app, Lucky Play Casino. The app contains several game titles available for consumers to play for fun and with coins that they purchase through the app. Some of our most popular social casino games include content that is also popular in land-based settings such as Golden Wins, Royal Wheels and So Hot. We have recently expanded into the business-to-business (“B2B”) space through our core app, Lucky Play Casino, whereby we white label our social casino game product and enable our land-based casino customers to brand the social casino gaming product with their own casino name. With the recent acquisition of Gameiom Technologies Limited (defined below) as described in Note 2, we now offer a platform for B2B content aggregation used by RMG and sports-betting partners.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain disclosures required by generally accepted accounting principles (“GAAP”) are omitted or condensed in these condensed consolidated financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) that are necessary for a fair statement of the Company's financial position, results of operations and cash flows for the interim periods have been made. The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2017.

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

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

Allowance for Doubtful Accounts

Accounts receivable are stated at face value less an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts related to accounts receivable and notes receivable, which are non-interest bearing, deemed to have a high risk of collectability. The Company reviews the accounts receivable and notes receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company analyzes historical collection trends and changes in the customers’ payment patterns, customer concentration, and creditworthiness when evaluating the adequacy of the allowance for doubtful accounts. The Company includes any receivable balances that are determined to be uncollectible in the overall allowance for doubtful accounts. Changes in the assumptions or estimates reflecting the collectability of certain accounts could materially affect the allowance for both accounts and notes receivable.

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Inventories

Inventories consist primarily of parts and supplies that are used to repair and maintain machinery and equipment as well as EGMs in production and finished goods held for sale. Inventories are stated at net realizable value. Cost of inventories is determined using the first-in, first-out (“FIFO”) method for all components of inventory. The Company regularly reviews inventory quantities and updates estimates for the net realizable value of inventories. This process includes examining the carrying values of parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose). Some of the factors involved in this analysis include the overall levels of the inventories, the current and projected sales levels for such products, the projected markets for such products and the costs required to sell the products, including refurbishment costs. Changes in the assumptions or estimates could materially affect the inventory carrying value. As of September 30, 2018 and December 31, 2017, the value of raw material inventory was $24.6 million and $19.9 million, respectively. As of September 30, 2018 and December 31, 2017, the value of finished goods inventory was $7.2 million and $4.6 million, respectively. There was no work in process material as of September 30, 2018 and December 31, 2017.

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

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

Goodwill

The excess of the purchase price of an acquired business over the estimated fair value of the assets acquired and the liabilities assumed is recorded as goodwill. The Company tests for possible impairment of goodwill at least annually, on October 1, or when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company has the option to begin with a qualitative assessment, commonly referred to as “Step 0”, to determine whether it is more likely than not that the reporting unit’s fair value of goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as the general economic environment, industry and market conditions, changes in key assumptions used since the most recently performed valuation and overall financial performance of the reporting units. If the Company determines that it is more likely than not that a reporting unit’s fair value is less than its carrying value, the Company performs a quantitative goodwill impairment analysis, and depending upon the results of that measurement, the recorded goodwill may be written down and charged to income from operations when the carrying amount of the reporting unit exceeds the fair value of the reporting unit. As of September 30, 2018, there were no indicators of goodwill impairment.

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

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

The carrying values of the Company’s cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short term maturities of these instruments. The fair value of our long-term debt is based on the quoted market prices for similar issues (Level 2 inputs). The estimated fair value of our total debt balance as of September 30, 2018 and December 31, 2017 was $513.0 million and $675.7 million, respectively.

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

We are required to make significant judgments when evaluating our uncertain tax positions and the related tax benefits. We believe our assumptions are reasonable; however, there is no guarantee that the final outcome of the related matters will not differ from the amounts reflected in our income tax provisions and accruals. We adjust our liability for uncertain tax positions based on changes in facts and circumstances such as the closing of a tax audit or changes in estimates. We adjusted our liability in the quarter ended September 30, 2018, which is described in Note 12.

On December 22, 2017, President Trump signed H.R. 1, originally known as the “Tax Cuts and Jobs Act” (the “Tax Act”) into law, which significantly reformed the Internal Revenue Code of 1986, as amended. The new legislation, among other things, changed the U.S. federal tax rates (including permanently reducing the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate), allowed the expensing of capital expenditures, and put into effect the migration from a “worldwide” system of taxation to a territorial system. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the period ended December 31, 2017. The ultimate impact of the Tax Act on our consolidated financial statements may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. For the nine months ended September 30, 2018, there was no change to the provisional Transaction Tax recorded in the prior period. The Company expects to complete its analysis within one year from the Tax Act’s enactment in accordance with SAB 118.

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

NOTE 2. ACQUISITIONS

AGS iGaming

During the quarter ended June 30, 2018, the Company acquired all of the equity of Gameiom Technologies Limited (formerly known as “Gameiom”, currently known as “AGS iGaming”). AGS iGaming is a licensed gaming aggregator and content provider for real-money gaming (“RMG”) and sports betting partners. The acquisition was accounted for as an acquisition of a business and the assets acquired and liabilities assumed were measured based on our preliminary estimates of their fair values at the acquisition date. The estimated fair values of assets acquired and liabilities assumed and resulting goodwill are subject to adjustment as we finalize our fair value analysis. The significant items for which a final fair value has not been determined as of the filing of this report include the fair value of intangible assets. We expect to complete our fair value determinations no later than one year from the acquisition date.

We attribute the goodwill acquired to our ability to utilize AGS iGaming’s existing RMG platform to distribute our existing EGM game content into many markets, diversification of our Interactive segment’s product portfolio that now includes a real-money gaming solution and other strategic benefits. Total consideration of $5.0 million included cash paid of $4.5 million and $0.5 million of deferred consideration that is payable within 18 months of the acquisition date. The consideration was preliminarily allocated primarily to goodwill that is not tax deductible for $3.4 million and intangible assets of $2.4 million, which will be amortized over a weighted average period of approximately 6.8 years.

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

The preliminary allocation of the purchase price to the estimated fair values of the assets acquired and the liabilities assumed was as follows (in thousands):

Inventories	$354
Property and Equipment	3,307
Goodwill	23,417
Intangible assets	30,090
Total Assets	57,168
Other long-term liabilities	(318)
Total purchase price	$56,850

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

In Bet Gaming

During the quarter ended September 30, 2017, the Company acquired certain intangible assets related to the purchase of table games and table game related intellectual property from In Bet. The acquisition was accounted for as an acquisition of a business and the assets acquired and liabilities assumed were measured based on our final estimates of their fair values at the acquisition date. We attribute the goodwill acquired to our ability to commercialize the products over our distribution and sales network, opportunities for synergies, and other strategic benefits. Total consideration of $9.6 million included an estimated $2.6 million of contingent consideration that is payable upon the achievement of certain targets and periodically based on a percentage of product revenue earned on the purchased table games.

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

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Gaming equipment	$138,600	$125,064
Other property and equipment	20,899	17,229
Less: Accumulated depreciation	(75,176)	(64,311)
Total property and equipment, net	$84,323	$77,982

Gaming equipment and other property and equipment are depreciated over the respective useful lives of the assets ranging from two to six years. Depreciation expense was $8.0 million and $7.1 million for the three months ended September 30, 2018 and 2017, respectively. Depreciation expense was $23.7 million and $19.9 million for the nine months ended September 30, 2018 and 2017, respectively.
NOTE 4. GOODWILL AND INTANGIBLES
There were no accumulated impairments of goodwill as of September 30, 2018. Changes in the carrying amount of goodwill are as follows (in thousands):

	Gross Carrying Amount
	EGM	Table Products	Interactive	Total
Balance at December 31, 2017	$266,868	$6,641	$4,828	$278,337
Acquisition - Interactive	—	—	3,359	3,359
Foreign currency adjustments	925	—	(90)	835
Purchase accounting adjustment	200	—	—	200
Balance at September 30, 2018	$267,993	$6,641	$8,097	$282,731

Intangible assets consist of the following (in thousands):

		September 30, 2018			December 31, 2017
	Useful Life (years)	Gross Value	Accumulated Amortization	Net Carrying Value	Gross Value	Accumulated Amortization	Net Carrying Value
Indefinite lived trade names	Indefinite	$12,126	$—	$12,126	$12,126	$—	$12,126
Trade and brand names	7	14,730	(9,943)	4,787	14,730	(7,642)	7,088
Customer relationships	7	189,496	(87,435)	102,061	188,419	(69,564)	118,855
Contract rights under development and placement fees	1 - 7	17,622	(13,227)	4,395	16,834	(9,860)	6,974
Gaming software and technology platforms	1 - 7	148,152	(78,507)	69,645	141,231	(67,189)	74,042
Intellectual property	10 - 12	17,205	(5,418)	11,787	17,180	(3,978)	13,202
		$399,331	$(194,530)	$204,801	$390,520	$(158,233)	$232,287

Intangible assets are amortized over their respective estimated useful lives ranging from one to twelve years. Amortization expense related to intangible assets was $11.0 million and $9.9 million for the three months ended September 30, 2018 and 2017, respectively. Amortization expense related to intangible assets was $34.1 million and $33.7 million for the nine months ended September 30, 2018 and 2017, respectively.

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The Company enters into development agreements and placement fee agreements with certain customers to secure floor space under lease agreements for its gaming machines. Amounts paid in connection with the development agreements are repaid to the Company in accordance with the terms of the agreement, whereas placements fees are not reimbursed. For development agreements in the form of a loan, interest income is recognized on the repayment of the notes based on the stated rate or, if not stated explicitly in the development agreement, on an imputed interest rate. If the stated interest rate is deemed to be other than a market rate or zero, a discount is recorded on the note receivable as a result of the difference between the stated and market rate and a corresponding intangible asset is recorded. The intangible asset is recognized in the financial statements as a contract right under development agreement and amortized as a reduction in revenue over the term of the agreement. Placement fees can be in the form of cash paid upfront or free lease periods and are accreted over the life of the contract and the expense is recorded as a reduction of revenue. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $1.2 million for the three months ended September 30, 2018 and 2017. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $3.4 million and $3.5 million for the nine months ended September 30, 2018 and 2017.
NOTE 5. ACCRUED LIABILITIES
Accrued liabilities consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Salary and payroll tax accrual	$9,962	$9,449
Taxes payable	3,238	2,655
License fee obligation	1,000	1,000
Placement fees payable	2,438	4,000
Accrued other	5,879	7,850
Total accrued liabilities	$22,517	$24,954

NOTE 6. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	September 30, 2018	December 31, 2017
First Lien Credit Facilities:
Term loans, interest at LIBOR or base rate plus 4.25% (6.33% at September 30, 2018), net of unamortized discount and deferred loan costs of $11.7 million and $13.4 million at September 30, 2018 and December 31, 2017, respectively.	$497,071	$499,173
Senior secured PIK notes, net of unamortized discount and deferred loan costs of $3.0 million at December 31, 2017.	—	149,588
Equipment long-term note payable and capital leases	1,360	2,756
Total debt	498,431	651,517
Less: Current portion	(6,223)	(7,359)
Long-term debt	$492,208	$644,158

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

On October 5, 2018, the Borrower, entered into an Incremental Assumption and Amendment Agreement No. 2 (the “Incremental Agreement No. 2”) with certain of the Borrower’s subsidiaries, the lenders party thereto from time to time and Jefferies finance LLC, as administrative agent, (the “Administrative Agent”). For more information on the Incremental Agreement, see Note 15 - Subsequent Events.

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

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

Equipment Long Term Note Payable and Capital Leases

The Company has entered into a financing agreement to purchase certain gaming devices, systems and related equipment and has entered into leases for vehicles and equipment that are accounted for as capital leases.

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

On January 30, 2018, the Company completed the IPO, in which it issued and sold 10,250,000 shares of common stock at a public offering price of $16.00 per share. On February 27, 2018 the Company sold an additional 1,537,500 shares of its common stock, pursuant to the underwriters’ exercise in full of the over-allotment option. The aggregate net proceeds received by the Company from the IPO were $171.5 million, after deducting underwriting discounts and commissions and offering expenses directly related to issuance of the equity.

Prior to the consummation of the IPO, 170,712 shares of common stock were held by management. Pursuant to the Securityholders Agreement dated April 28, 2014 (the “Securityholders Agreement”), these shares were outstanding, but were not considered issued for accounting purposes as they contained a substantive performance condition, a “Qualified Public Offering”, as defined in the Securityholders Agreement, which had to be probable for the holders of these shares to benefit from their ownership. The IPO satisfied the substantive performance condition and as a result the shares and related proceeds of $1.3 million were reclassified from other long-term liabilities to additional paid-in capital and considered issued for accounting purposes. During the three and nine month period ended September 30, 2018, the Company recognized stock-based compensation expense for stock options and restricted stock awards, which is further described in Note 11.

As further clarification of the foregoing, prior to the IPO, shares were held by management that were subject to repurchase rights as outlined in Section 6 of the Securityholders Agreement, that were contingent on the holder’s termination. The repurchase rights enabled the Company to recover the shares issued to management without transferring any appreciation of the fair value of the stock to the holder upon certain terminations of the holder’s employment prior to a “Qualified Public Offering”, as defined in the Securityholders Agreement. If a holder’s employment was terminated by the Company prior to the consummation of a Qualified Public Offering for “Cause”, as defined in the Securityholders Agreement, or was terminated by such holder without “Good Reason”, as defined in the Securityholders Agreement, then the Company had the right to repurchase all or any portion of the shares held by the holder for the lesser of original cost or fair market value. If a holder’s employment was terminated by the Company prior to the consummation of a Qualified Public Offering other than as described above and in the Securityholders Agreement, then the Company had the right to repurchase all or any portion of the shares held by the holder for fair market value.

NOTE 8. WRITE-DOWNS AND OTHER CHARGES

The Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) include various non-routine transactions or consulting and transaction-related fees that have been classified as write-downs and other charges. During the three months ended September 30, 2018, the Company recognized $0.7 million in write-downs and other charges driven by losses from the disposal of assets of $0.4 million, impairment of intangible assets related to game titles of $0.2 million (level 3 fair value measurement based on projected cash flows), and a $0.1 million fair value adjustment to contingent consideration (level 3 fair value measurement based on projected cash flows). During the nine months ended September 30, 2018, the Company recognized $3.3 million in write-downs and other charges driven by losses from the disposal of assets of $1.4 million, the impairment to intangible assets of $1.2 million related to game titles and a development agreement (the Company used level 3 of observable inputs in conducting the impairment tests), and a fair value adjustment to contingent consideration of $0.7 million (the Company used level 3 fair value measurements based on projected cash flows).

During the three months ended September 30, 2017, the Company recognized $0.5 million in write-downs and other charges driven by losses from the disposal of assets. During the nine months ended September 30, 2017, the Company recognized $2.7 million in write-downs and other charges, driven by losses from the disposal of assets of $2.9 million and the impairment to intangible assets of $0.3 million related to game titles (the Company used level 3 fair value measurement based on projected cash flows for the specific game titles), offset by a fair value adjustment to an acquisition contingent receivable of $0.6 million (the Company used level 3 fair value measurements based on projected cash flows). The contingency was resolved within the quarter ended March 31, 2017.

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

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

Three months ended September 30, 2018
Numerator:
Net income	$4,347
Net income attributable to participating securities	(16)
Net income attributable to common stock	$4,331

Denominator:
Weighted average of common shares outstanding	35,305
Potential dilutive effect of stock options	1,008
Weighted average of common and common equivalent shares outstanding	36,313

Basic earnings per share	$0.12
Diluted earnings per share	$0.12

There were no potentially dilutive securities for the nine months ended September 30, 2018.

Included within the calculation of diluted EPS for the three months ended September 30, 2018 was 1,007,988 stock options, as such securities were dilutive. Excluded from the calculation of diluted EPS for the nine months ended September 30, 2018 was 70,744 restricted shares and 840,815 stock options, as such securities were anti-dilutive.

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Excluded from the calculation of diluted EPS for the three months ended September 30, 2017 was 77,715 restricted shares and 386,424 stock options, as such securities were anti-dilutive. Excluded from the calculation of diluted EPS for the nine months ended September 30, 2017 was 77,715 restricted shares and 412,058 stock options, as such securities were anti-dilutive.
NOTE 10. BENEFIT PLANS
The Company has established a 401(k) plan (the “401(k) Plan”) for its employees. The 401(k) Plan allows employees to contribute a portion of their earnings, and the Company may match a percentage of the contributions on a discretionary basis. The expense associated with the 401(k) Plan for the three months ended September 30, 2018 and 2017, was $0.3 million and $0.2 million, respectively. The expense associated with the 401(k) Plan for the nine months ended September 30, 2018 and 2017, was $0.9 million and $0.8 million, respectively.
On April 28, 2014, the board of directors of the Company approved the 2014 Long-Term Incentive Plan (“LTIP”). Under the LTIP, the Company is authorized to grant nonqualified stock options, rights to purchase common stock, restricted stock, restricted stock units and other awards settleable in, or based upon, common stock to persons who are directors and employees of and consultants to the Company or any of its subsidiaries on the date of the grant. The LTIP will terminate ten years after approval by the board. Subject to adjustments in connection with certain changes in capitalization, the maximum number of shares of common stock that may be delivered pursuant to awards under the LTIP is 2,253,735. As of September 30, 2018, approximately 423,468 shares remain available for issuance.
On January 16, 2018, our board adopted and our stockholders approved the 2018 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) pursuant to which equity-based and cash incentives may be granted to participating employees, directors and consultants. The Omnibus Incentive Plan provides for an aggregate of 1,607,389 shares of our common stock. As of September 30, 2018, 1,285,597 shares remain available for issuance.
NOTE 11. SHARE-BASED COMPENSATION

Stock Options

The Company has granted stock awards to eligible participants under its incentive plans. The stock awards include options to purchase the Company’s common stock. These stock options include a combination of service and market conditions, as further described below. Prior to the Company’s IPO, these stock options included a performance vesting condition, a Qualified Public Offering (see Note 7), which was not considered to be probable prior to the consummation of the IPO and as a result, no share-based compensation expense for stock options was recognized prior to 2018.

For the three months ended September 30, 2018, the Company recognized $0.3 million in stock-based compensation for stock options and $0.2 million for restricted stock awards. For the nine months ended September 30, 2018, the Company recognized $8.4 million in stock-based compensation for stock options and $0.8 million for restricted stock awards, the majority of which was recognized upon the consummation of the IPO. We recognize stock-based compensation on a straight line basis over the vesting period for time based awards and we recognize the expense immediately for awards with market conditions. The amount of unrecognized compensation expense associated with stock options was $2.2 million and with restricted stock was $8.1 million at September 30, 2018, which is expected to be recognized over the a 2.5 and 3.9 yearly weighted average period, respectively.

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

	Nine months ended September 30,
	2018	2017
Option valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	50%	66%
Risk-free interest rate	2.71%	1.80%
Expected term (in years)	6.3	6.2

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

As of September 30, 2018, the Company had 667,565 Performance Options outstanding.

A summary of the changes in stock options outstanding during the nine months ended September 30, 2018 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2017	1,644,212	$8.81
Granted	48,400	24.46
Exercised	(70,419)	10.35
Canceled or forfeited	(100,565)	10.74
Options outstanding as of September 30, 2018	1,521,628	$9.11	6.9	$30,976
Exercisable as of September 30, 2018	437,258	$8.53	6.5	$9,155

Restricted Stock

A summary of the changes in restricted stock shares outstanding during the nine months ended September 30, 2018 is as follows:

	Shares Outstanding	Grant Date Fair Value (per share)
Outstanding as of December 31, 2017	77,715	$6.43
Granted	273,392	31.03
Vested	(68,772)	8.16
Canceled or forfeited	(106)	31.74
Outstanding as of September 30, 2018	282,229	$29.83

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

The Company's effective income tax rate for the three months ended September 30, 2018, was a benefit of 437.3%. The difference between the federal statutory rate of 21% and the Company's effective tax rate for the three months ended September 30, 2018, was primarily due to our valuation allowance on deferred tax assets and changes in our annual forecasted pretax book losses, all of which had a significant rate impact due to the nominal pretax book income recognized for the three months ended September 30, 2018. The Company's effective income tax rate for the three months ended September 30, 2017, was an expense of 34.6%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended September 30, 2017, was primarily due to changes in our valuation allowance on deferred tax assets.

The Company's effective income tax rate for the nine months ended September 30, 2018, was a benefit of 46.0%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the nine months ended September 30, 2018, was primarily due to changes in our valuation allowance on deferred tax assets, various permanent items and lapse in the applicable statute of limitations for certain uncertain tax positions. The Company's effective income tax rate for the nine months ended September 30, 2017, was an expense of 14.4%. The difference between the federal statutory rate of 35.0% and the Company's effective tax rate for the nine months ended September 30, 2017, was primarily due to changes in our valuation allowance on deferred tax assets.

The Company entered into an indemnification agreement with the prior owners of Cadillac Jack whereby the prior owners have agreed to indemnify the Company for changes in tax positions by taxing authorities for periods prior to the acquisition. As of September 30, 2018, an indemnification receivable of $9.5 million has been recorded in other assets in the financial statements. This amount includes the indemnification of the original pre-acquisition tax positions along with any related accrued interest and penalties and is offset by a corresponding liability for unrecognized tax benefits in other long-term liabilities. When the related unrecognized tax benefits are favorably resolved, a corresponding charge to relieve the associated indemnification receivable would be recognized in our Consolidated Statements of Operations and Comprehensive Loss. During the nine months ended September 30, 2018, the Company recognized a $9.4 million reduction in the indemnification receivable and related charge in our Consolidated Statements of Operations and Comprehensive Loss.

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
Segment revenues include leasing, licensing, or selling of products within each reportable segment. Segment adjusted EBITDA includes the revenues and operating expenses from each segment adjusted for depreciation, amortization, write-downs and other charges, accretion of placement fees, non-cash stock-based compensation expense, as well as other costs such as certain acquisitions and integration related costs including restructuring and severance charges; legal and litigation expenses including settlement payments; new jurisdictions and regulatory licensing costs; non-cash charges on capitalized installation and delivery; contract cancellation fees; and other adjustments primarily composed of professional fees incurred by the Company for projects, corporate and public filing compliance and other costs deemed to be non-recurring in nature. Revenues in each segment are attributable to third parties and segment operating expenses are directly associated with the product lines included in each segment such as research and development, product approval costs, product-related litigation expenses, sales commissions and other directly-allocable sales expenses. Cost of gaming operations and cost of equipment sales primarily include the cost of products sold, service, manufacturing overhead, shipping and installation.
Segment adjusted EBITDA excludes other income and expense, income taxes and certain expenses that are managed outside of the operating segments.

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following provides financial information concerning our reportable segments for the three and nine months ended September 30, (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues by segment
EGM	$71,784	$53,331	$202,361	$145,747
Table Products	2,052	1,099	5,514	$2,442
Interactive	1,690	2,010	5,329	6,105
Total Revenues	$75,526	$56,440	$213,204	$154,294
Adjusted EBITDA by segment
EGM	34,026	29,756	105,197	81,450
Table Products	428	(232)	684	(721)
Interactive	(877)	(123)	(1,223)	(337)
Subtotal	33,577	29,401	104,658	80,392
Write-downs and other:
Loss on disposal of long-lived assets	363	490	1,383	3,000
Impairment of long-lived assets	204	—	1,199	285
Fair value adjustments to contingent consideration and other items	100	—	700	(630)
Depreciation and amortization	18,968	16,931	57,784	53,598
Accretion of placement fees(1)	1,206	1,192	3,412	3,492
Non-cash stock-based compensation expense	538	—	9,167	—
Acquisitions and integration related costs including restructuring and severance	746	71	3,156	899
Initial public offering costs	859	—	2,168	—
Legal and litigation expenses including settlement payments	(45)	181	789	766
New jurisdictions and regulatory licensing costs	—	567	—	1,304
Non-cash charge on capitalized installation and delivery	494	359	1,478	1,284
Non-cash charges and loss on disposition of assets	—	—	—	686
Other adjustments	34	474	50	2,067
Interest expense	8,956	12,666	28,253	42,380
Interest income	(89)	(25)	(162)	(80)
Loss on extinguishment and modification of debt	—	—	4,608	8,129
Other expense (income)	434	(467)	10,121	(4,805)
Income (loss) before income taxes	$809	$(3,038)	$(19,448)	$(31,983)
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

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 15. SUBSEQUENT EVENTS
Term Loan Repricing

On October 5, 2018 (the “Closing Date”), the Borrower entered into the Incremental Agreement No. 2 with certain of the Borrower’s subsidiaries, the lenders party thereto from time to time and the Administrative Agent. The Incremental Agreement amended and restated that certain First Lien Credit Agreement, dated as of June 6, 2017, as amended on December 6, 2017 and as amended and restated on February 7, 2018 (the “Existing Credit Agreement”), among the Borrower the lenders party thereto, the Administrative Agent and other parties named therein (the “Amended and Restated Credit Agreement”), to (a) reduce the applicable interest rate margin for the Term B Loans (as repriced, the “Repriced Term B Loans”) under the Credit Agreement by 0.75% (which shall increase by an additional 0.25% if at any time on or after the Closing Date the Borrower receives a corporate credit rating of at least B1 from Moody’s, regardless of any future rating) and (b) provide for the incurrence by the Borrower of incremental term loans in an aggregate principal amount of $30 million (the “Incremental Term Loans” and together with the Repriced Term B Loans, the “Term B Loans”). In connection with the Incremental Agreement No. 2, the Company incurred third-party and lender of $1.5 million. The net proceeds of the Incremental Term Loans are expected to be used for general corporate purposes and additional capital to accelerate growth.

The Amended and Restated Credit Agreement also provides that any refinancing of the Term B Loans through the issuance of certain debt or any repricing amendment, in either case, that constitutes a “repricing event” applicable to the Term B Loans resulting in a lower yield occurring at any time during the first six months after the Closing Date (i.e. until April 5, 2019) will be accompanied by a 1.00% prepayment premium or fee, as applicable.

The Incremental Term Loans have the same terms as the Borrower’s Repriced Term B Loans. Other than as described above, the Term B Loans continue to have the same terms as provided under the Existing Credit Agreement. Additionally, the parties to the Amended and Restated Credit Agreement continue to have the same obligations set forth in the Existing Credit Agreement. Other than as described above, the provisions of the Term B Loans and the obligations under the Existing Credit Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements include any statements that address future results or occurrences. In some cases you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “would,” “should,” “could” or the negatives thereof. Generally, the words “anticipate,” “believe,” “continue,” “expect,” “intend,” “estimate,” “project,” “plan” and similar expressions identify forward-looking statements. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained elsewhere in this Quarterly Report on Form 10-Q as well as those discussed under “Item 1. Business” and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year-ended December 31, 2018 are forward-looking statements. These forward-looking statements include statements that are not historical facts, including statements concerning our possible or assumed future actions and business strategies. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, which could cause our actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. Given the risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements are made only as of the date of this Quarterly Report. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments unless required by federal securities law. New factors emerge from time to time, and it is not possible for us to predict all such factors.

Unless the context indicates otherwise, or unless specifically stated otherwise, references to the “Company”, “PlayAGS”, “AGS”, “we”, “our” and “us” refer to PlayAGS, Inc. and its consolidated subsidiaries.

Overview

We are a leading designer and supplier of EGMs and other products and services for the gaming industry. Founded in 2005, we historically focused on supplying EGMs, including slot machines, video bingo machines, and other electronic gaming devices, to the Native American gaming market, where we maintain approximately 19% market share of all Class II EGMs. Since 2014, we have expanded our product line-up to include: (i) Class III EGMs for commercial and Native American casinos permitted to operate Class III EGMs, (ii) table game products and (iii) interactive products, all of which we believe provide us with growth opportunities as we expand in markets where we currently have limited or no presence. Our expansion into Class III and ancillary product offerings has driven our strong growth and momentum in revenue, EGM adjusted EBITDA and our installed base. For the three and nine months ended September 30, 2018, approximately 67% and 72%, respectively, of our total revenue was generated through recurring contracted lease agreements whereby we place EGMs and table game products at our customers’ gaming facilities under either a revenue sharing agreement (we receive a percentage of the revenues that these products generate) or fee-per-day agreement (we receive a daily or monthly fixed fee per EGM or table game product), or recurring revenue from our Interactive gaming operations. We operate our business in three distinct segments: EGMs, Table Products and Interactive. Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line.

EGM Segment

EGMs constitute our largest segment, representing 95% of our revenue for the three and nine months ended September 30, 2018. We have a library of over 350 proprietary game titles that we deliver on several state-of-the-art EGM cabinets, including Orion Portrait (our Premium cabinet), ICON (our core cabinet), Orion Slant (our newly introduced slant cabinet), Halo (legacy Class II cabinet) and Big Red/Colossal Diamonds (our specialty large-format cabinet). We also have developed a new Latin-style bingo cabinet called ALORA, which we plan to use in select international markets, including the Philippines and Brazil.

Our cabinets and game titles are among the top performing premium leased games in the industry. We design all of our cabinets with the intention of capturing the attention of players on casino floors while aiming to maximize operator profits. The third quarter 2018 Eilers - Fantini Quarterly Slot Survey stated our premium leased games outperform most of the EGMs manufactured by our competitors, generating win per day that is up to 2.1x times higher than house average.

As of September 30, 2018, our total EGM installed base was 24,184 units (16,068 domestic and 8,116 international). We remain highly focused on continuing to expand our installed base of leased EGMs in markets that we currently serve, as well as new jurisdictions where we do not presently have any EGMs installed. Since our founding, we have made significant progress in expanding the number of markets where we are licensed to sell or lease our EGMs. In 2005, we were licensed in three states (5 total licenses) and currently we are licensed in 36 U.S. states and 6 foreign countries (approximately 260 total licenses). As of September 30, 2018, our EGM footprint of leased and sold games represented only approximately 2% of the total domestic market of approximately 990,000 EGMs installed throughout the United States and Canada. According to Eilers & Krejcik, U.S. casino operators expect to allocate approximately 5.2% of their 2018 EGM purchases to AGS products. We believe we are positioned to gain additional market share over the next several years.

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

We have strategically shifted our focus to create new internal content and leverage our Atlas operating platform as a conduit for our current and future products. Currently, our Orion Portrait, ICON, and Orion Slant cabinets run on the Atlas operating platform. We will continue porting our legacy games onto the Atlas platform, enhancing both our Class II and III offerings. We expect internally-generated content to be a larger source of our installed base going forward.

We categorize our EGM titles into two main groups: “Core” and “Premium and Specialty”. Our development studios, located in Atlanta, Austin, Las Vegas, and Sydney, are responsible for creating Core video and premium slot content as well as new hardware designs and concepts. Our Core titles have a proven track record of success and are targeted at maintaining and growing our current installed base. Our Premium titles include unique and niche titles that provide a distinctive player experience and are targeted at increasing floor space in both existing and new jurisdictions. Specialty titles describe our jumbo games, such as Colossal Diamonds, and games made specifically for high-limit winnings. In total, our development teams have the capabilities to produce approximately 50 games per year. We believe this strategy of producing diversified content will allow us to maintain and grow our market leadership within our current Class II base, as well as expand into Class III casinos in other key jurisdictions.

Table Products

In addition to our existing portfolio of EGMs, we also offer our customers approximately 30 unique Table Product offerings, including premium live felt table games, side bet offerings, progressives, signage and other ancillary table game equipment. Our table products are designed with the goal of enhancing the table games section of the casino floor (commonly known as “the pit”). Over the past 10 years, there has been a trend of introducing side-bets on blackjack tables to increase the game’s overall hold. Our Table Products segment offers a full suite of side-bets and specialty table games that capitalize on this trend, and we believe that this segment will serve as an important growth engine for our company, including by generating further cross-selling opportunities with our EGM offerings. As of September 30, 2018, we had an installed base of 3,065 table products domestically and internationally and we believe we are presently a leading supplier of table products to the gaming industry based on number of products placed.

Our Table Products segment focuses on high margin recurring revenue generated by leases. Nearly all of the revenue we generate in this segment is recurring. We have acquired several proprietary table games and side-bets and developed others in-house.

As one of the newer areas of our Table Products business, our equipment offerings are ancillary to table games, such as card shufflers and table signage, and provide casino operators a greater variety of choice in the marketplace. This product segment includes our highly-anticipated single-card shuffler, “DEX S”, as well as our Baccarat Signage solution and Roulette Readerboard. We believe this area of the business holds many opportunities for growth, as the technology currently installed in the signage and readerboard areas are in a replacement cycle.

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

Interactive Social Casino Products

Our business-to-consumer (“B2C”) social casino games include online versions of our popular EGM titles and are accessible to players worldwide on multiple mobile platforms, which we believe establishes brand recognition and cross selling opportunities. Our B2C social casino games operate on a free-to-play model, whereby game players may collect virtual currency or other virtual consumable goods (collectively referred to as “virtual goods” or “virtual currency”) free of charge, through the passage of time or through targeted marketing promotions. Additionally, players have the ability to send free “gifts” of virtual goods to their friends through interactions on certain social platforms. If a game player wishes to obtain virtual goods above and beyond the level of free virtual goods available to that player, the player may purchase additional virtual goods. Once obtained, virtual currency (either free or purchased) cannot be redeemed for cash nor exchanged for anything other than game play. We design our portfolio of B2C social casino games to appeal to the interests of a broad group of people who like to play casino-themed social and mobile games.

We have recently expanded into the business-to-business (“B2B”) space through our core B2C app, Lucky Play Casino, whereby we white label our social casino game product and enable our land-based casino customers to brand the social casino gaming product with their own casino name. The app contains numerous AGS game titles available for consumers to play for fun or with virtual goods they purchase in the app. Some of our most popular social casino games include content that is also popular in land-based settings such as Fire Wolf, Gold Dragon Red Dragon, Legend of the White Buffalo, Royal Reels, Golden Wins, So Hot, Monkey in the Bank, and many more. Our B2C social casino games leverage the global connectivity and distribution of mobile platforms such as the Apple App Store and Google Play Store. With the acquisition of Gameiom Technologies Limited (formerly known as “Gameiom”, currently known as “AGS iGaming”) in the current year, we now offer a B2B platform for content aggregation used by real-money gaming (“RMG”) and sports-betting partners.

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

Product supply. We obtain most of the parts for our products from outside suppliers, including both off-the-shelf items as well as components manufactured to our specifications. We also manufacture parts in-house that are used for product assembly and for servicing existing products. We generally perform warehousing, quality control, final assembly and shipping from our facilities in Atlanta, Las Vegas, Mexico City and Oklahoma City, although small inventories are maintained and repairs are performed by our field service employees. We believe that our sources of supply for components and raw materials are adequate and that alternative sources of materials are available.

Key Drivers of Our Business

Our revenues are impacted by the following key factors:

•the amount of money spent by consumers on our domestic revenue share installed base;
•the amount of the daily fee and selling price of our participation electronic gaming machines;
•our revenue share percentage with customers;
•the capital budgets of our customers;
•the level of replacement of existing electronic gaming machines in existing casinos;
•expansion of existing casinos;
•development of new casinos;
•opening of new gaming jurisdictions both in the United States and internationally;
•our ability to obtain and maintain gaming licenses in various jurisdictions;
•the relative competitiveness and popularity of our electronic gaming machines compared to competitive products offered in the same facilities; and

•general macro-economic factors, including levels of and changes to consumer disposable income and personal consumption spending.

Our expenses are impacted by the following key factors:

•fluctuations in the cost of labor relating to productivity, overtime and training;
•fluctuations in the price of components for gaming equipment;
•fluctuations in energy prices;
•changes in the cost of obtaining and maintaining gaming licenses; and
•fluctuations in the level of maintenance expense required on gaming equipment.

Variations in our selling, general and administrative expenses, and research and development expenses are primarily due to changes in employment and salaries and related fringe benefits.

Results of Operations

Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017

The following table set forth certain selected condensed consolidated financial data for the three months ended September 30, 2018 and 2017 (in thousands):

	Three months ended September 30,		$	%
	2018	2017	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$50,701	$42,849	$7,852	18.3%
Equipment sales	24,825	13,591	11,234	82.7%
Total revenues	75,526	56,440	19,086	33.8%
Operating expenses
Cost of gaming operations	10,494	7,344	3,150	42.9%
Cost of equipment sales	12,109	6,330	5,779	91.3%
Selling, general and administrative	15,284	9,742	5,542	56.9%
Research and development	7,894	6,467	1,427	22.1%
Write-downs and other charges	667	490	177	36.1%
Depreciation and amortization	18,968	16,931	2,037	12.0%
Total operating expenses	65,416	47,304	18,112	38.3%
Income from operations	10,110	9,136	974	10.7%
Interest expense	8,956	12,666	(3,710)	(29.3)%
Interest income	(89)	(25)	(64)	(256.0)%
Other expense (income)	434	(467)	901	192.9%
Income (loss) before income taxes	809	(3,038)	3,847	126.6%
Income tax benefit (expense)	3,538	(1,052)	4,590	436.3%
Net income (loss)	$4,347	$(4,090)	$8,437	206.3%
Revenues

Gaming Operations. The increase in gaming operations revenue was primarily due to the increase in our EGM installed base of approximately 1,500 domestic units, which is primarily attributable to the purchase of approximately 1,500 EGMs from Rocket in December 2017 as described in Item 1 “Financial Statements” Note 2 to our condensed consolidated financial statements. The increase is also attributable to the continued success of our ICON cabinet and the popularity of our Orion Portrait cabinet and the placement of over 500 domestic Class II units in casino expansions and newly opened casinos offset by the strategic removal of approximately 500 EGMs in the third quarter at one casino as well as the sale of previously leased EGMs. In addition, the increase is attributable to an increase of $1.70, or 6.7% in our domestic EGM revenue per day driven by our new product offerings and through the optimization of our installed base by installing our newer and more competitive game content on our EGMs. In addition, the increase is also attributable to the increase of 645 international EGM units, which is due to our gaining market share in under serviced markets within Mexico. Furthermore, we had a $0.8 million increase in Table Products gaming operations revenue which is attributable to the increase in the Table Products installed base to 3,065 units compared to 2,350 units in the prior year period most notably due to the increased installed base of our side bets and progressive games as well as revenue from the In Bet games in the entire third quarter, as those games were acquired in August in 2017.

Equipment Sales. The increase in equipment sales is due to the sale of 1,332 EGM units in the three months ended September 30, 2018, compared to 842 units in the prior year period. The increase in the number of units sold is primarily attributable to the success of our premium Orion Portrait cabinet and our growth in the Class III market as well as the continued success of our ICON cabinet. The increase was also attributable to a $2,161, or 13.6% increase in the average sales price compared to the prior year period. The increase in the average sales price is due to the higher sales price of our premium Orion Portrait and Orion Slant cabinets compared to other cabinets.

Operating Expenses

Cost of gaming operations. The additional costs of gaming operations was the result of our increased service and production costs related to our increased installed base of 24,184 EGM units compared to 22,015 units in the prior year period, as well as table games installed base that increased 30.4% compared to the prior year period. As a percentage of gaming operations revenue, costs of gaming operations increased to 20.7% for the three months ended September 30, 2018 compared to 17.1% for the prior year primarily due to the increase service costs mentioned above, as well as period costs related to manufacturing.

Cost of Equipment Sales. The increase in cost of equipment sales is attributable to 1,332 EGM units sold for the three months ended September 30, 2018 compared to 842 in prior year period. As a percentage of equipment sales revenue, costs of equipment sales was 48.8% for the three months ended September 30, 2018 compared to 46.6% for the prior year period primarily due to changes in the mix of products sold in each period and the costs to manufacture the sold products.

Selling, general and administrative. The $5.5 million increase in selling, general and administrative expenses was primarily due to a $2.5 million increase in salary and benefit costs due to higher headcount, $0.2 million increase due to to stock-based compensation expense, and $2.2 million increase in professional fees driven by costs associated with the acquisition and integration of AGS iGaming and previous offerings.

Research and development. The increase in research and development expenses is primarily due to $0.4 million of increased salary and benefit costs due to higher headcount, a $0.3 million increase of stock-based compensation expense, an increase in software and development expenses of $0.2 million and an increase of $0.2 million in hardware and equipment expenses. As a percentage of total revenue, research and development expense was 10.5% for the period ended September 30, 2018 compared to 11.5% for the prior year period.

Write-downs and other charges. The Condensed Consolidated Statements of Operations and Comprehensive Loss include various non-routine transactions or consulting and transaction-related fees that have been classified as write-downs and other charges. During the three months ended September 30, 2018, we recognized $0.7 million in write-downs and other charges driven by losses from the disposal of assets of $0.4 million, impairment of intangible assets of $0.2 million and a fair value adjustment to contingent consideration of $0.1 million (the Company used level 3 fair value measurements based on projected cash flows). During the three months ended September 30, 2017, the Company recognized $0.5 million in write-downs and other charges driven by losses from the disposal of assets.

Due to the changing nature of our write-downs and other charges, we describe the composition of the balances as opposed to providing a year over year comparison.

Depreciation and amortization. The increase was predominantly due to a $0.9 million increase in depreciation driven by an increased installed base and an increase of amortization expense of $1.1 million due to the purchase of In Bet, AGS iGaming and Rocket Gaming Systems. See Item 1. “Financial Statements” Note 2 for a detailed discussion regarding the acquisitions of In Bet, AGS iGaming and Rocket Gaming Systems.

Other Expense (Income)

Interest expense. The decrease in interest expense is predominantly attributed to the termination of our senior secured credit facilities and seller notes and entering into a first lien credit agreement on June 6, 2017 and the redemption of its 11.25% senior secured PIK notes as well as the further decrease in the interest rate on our first lien credit facilities we obtained on February 7, 2018. See Item 1. “Financial Statements” Note 6 for a detailed discussion regarding long-term debt. These transactions resulted in a lower weighted average interest rate. These decreases were partially offset by an increase in the average principal amounts outstanding under the first lien credit facilities as of September 30, 2018, compared to the amount outstanding at  September 30, 2017.

Other expense (income). The increase is predominantly due to changes from the effect of foreign currency fluctuation on trade payables and receivables denominated in foreign currencies.

Income Taxes

The Company's effective income tax rate for the three months ended September 30, 2018, was a benefit of 437.3%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended September 30, 2018, was primarily due to changes in our valuation allowance on deferred tax assets and increases in our estimated annual forecasted losses during the third quarter of 2018 due to changes in our business and various permanent items, all of which impacted the required accounting for income taxes under generally accepted accounting principles for interim reporting periods.

 The Company's effective income tax rate for the three months ended September 30, 2017, was an expense of 34.6%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the three months ended September 30, 2017, was primarily due to changes in our valuation allowance on deferred tax assets.

Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017

The following table set forth certain selected condensed consolidated financial data for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine months ended September 30,		$	%
	2018	2017	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$152,887	$125,040	$27,847	22.3%
Equipment sales	60,317	29,254	31,063	106.2%
Total revenues	213,204	154,294	58,910	38.2%
Operating expenses
Cost of gaming operations	29,062	21,794	7,268	33.3%
Cost of equipment sales	28,919	14,326	14,593	101.9%
Selling, general and administrative	47,411	30,368	17,043	56.1%
Research and development	23,374	17,912	5,462	30.5%
Write-downs and other charges	3,282	2,655	627	23.6%
Depreciation and amortization	57,784	53,598	4,186	7.8%
Total operating expenses	189,832	140,653	49,179	35.0%
Income from operations	23,372	13,641	9,731	71.3%
Interest expense	28,253	42,380	(14,127)	(33.3)%
Interest income	(162)	(80)	(82)	(102.5)%
Loss on extinguishment and modification of debt	4,608	8,129	(3,521)	(43.3)%
Other expense (income)	10,121	(4,805)	14,926	310.6%
Income (loss) before income taxes	(19,448)	(31,983)	12,535	39.2%
Income tax benefit (expense)	8,947	(4,603)	13,550	294.4%
Net income (loss)	$(10,501)	$(36,586)	$26,085	71.3%
Revenues

Gaming Operations. The increase in gaming operations revenue was primarily due to the increase in our EGM installed base of approximately 1,500 domestic units, which is primarily attributable to the purchase of approximately 1,500 EGMs from Rocket in December 2017 as described in Item 1. “Financial Statements” Note 2 to our condensed consolidated financial statements. The increase is also attributable to the continued success of our ICON cabinet and the popularity of our Orion Portrait cabinet and the placement of over 500 domestic Class II units in casino expansions and newly opened casinos offset by the strategic removal of approximately 500 EGMs in the third quarter at one casino as well as the sale of previously leased EGMs. Additionally, we had an increase of $1.49, or 5.8% in our domestic EGM revenue per day driven by our new product offerings, recently entered jurisdictions and through the optimization of our installed base by installing our newer and more competitive game content on our EGMs. In addition, the increase is due to the increase of 645 international EGM units, which is attributable to our gaining market share in under serviced markets within Mexico. Furthermore, we had a $2.9 million increase in Table Products gaming operations revenue which is attributable to the increase in the Table Products installed base to 3,065 units compared to 2,350 units in the prior year period most notably due to the increased installed base of our side bets and progressive games as well as revenue from the In Bet games in the entire current year period, as those games were acquired in August in 2017.

Equipment Sales. The increase in equipment sales is due to the sale of 3,228 EGM units in the nine months ended September 30, 2018, compared to 1,868 EGM units in the prior year period. The increase in the number of units sold is primarily attributable to the success of our premium Orion Portrait cabinet and our growth in the Class III market as well as the continued success of our ICON and Orion Slant cabinet. The increase was also attributable to a $2,373, or 15.0% increase in the average sales price compared to the prior year period. The increase in the average sales price is due to the higher sales price of our premium Orion Portrait and Orion Slant cabinets compared to other cabinets.

Operating Expenses

Cost of gaming operations. The increase in costs of gaming operations was the result of our increased installed base of 24,184 EGM units compared to 22,015 units in the prior year period, as well as increased table games installed base that increased 30.4% compared to the prior year period. As a percentage of gaming operations revenue, costs of gaming operations was 19.0% for the nine months ended September 30, 2018 compared to 17.4% for the prior year primarily due to increased service costs, as well as period costs related to manufacturing.

Cost of Equipment Sales. The increase in cost of equipment sales is attributable to 3,228 EGM units sold for the nine months ended September 30, 2018 compared to 1,868 in the prior year period. As a percentage of equipment sales revenue, costs of equipment sales was 47.9% for the nine months ended September 30, 2018 compared to 49.0% for the prior year period primarily due to changes in the mix of products sold in each period and the costs to manufacture the sold products.

Selling, general and administrative. The increase in selling, general and administrative expenses is primarily due to $6.8 million of stock-based compensation expense (which includes an initial charge of $6.2 million recorded in connection with the IPO), professional fees of $4.8 million related to the acquisition and integration of AGS iGaming, the Company’s IPO and related offerings as well as legal settlements. Additionally, the increase is attributable to an increase in salary and benefit costs of $5.0 million due to higher headcount, increased occupancy and costs related to our increased presence of $1.2 million and increased insurance costs of $0.6 million, and offset by a decrease of $0.9 million of property tax expense and a decrease in marketing expense of $0.3 million.

Research and development. The increase in research and development expenses is primarily due to $2.2 million of salary and benefit costs due to higher headcount, $2.3 million of stock-based compensation expense (which includes an initial charge of $1.6 million recorded in connection with the IPO), a $0.3 million increase related to internal software testing and external product approval costs and an increase in professional fees of $0.6 million. As a percentage of total revenue, research and development expense was 11.0% for the period ended September 30, 2018 compared to 11.6% for the prior year period.

Write-downs and other charges. The Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) include various non-routine transactions or consulting and transaction-related fees that have been classified as write downs and other charges. During the nine months ended September 30, 2018, the Company recognized $3.3 million in write-downs and other charges driven by losses from the disposal of assets of $1.4 million, the impairment to intangible assets related to game titles and assets associated with terminated development agreements of $1.2 million (the Company used level 3 of observable inputs in conducting the impairment tests), and a fair value adjustment to contingent consideration of $0.7 million (the Company used level 3 fair value measurements based on projected cash flows).

During the nine months ended September 30, 2017, the Company recognized $2.7 million in write-downs and other charges, driven by losses from the disposal of assets of $2.9 million, the full impairment of certain intangible assets of $0.3 million (the Company used level 3 fair value measurement based on projected cash flows for the specific game titles), offset by a fair value adjustment to an acquisition contingent receivable of $0.6 million (the Company used level 3 fair value measurements based on projected cash flows). The contingency was resolved in the quarter ended March 31, 2017 (the Company used level 3 of observable inputs in conducting the impairment tests).

Due to the changing nature of our write-downs and other charges, we describe the composition of the balances as opposed to providing a year over year comparison.

Depreciation and amortization. The increase was predominantly due to a $3.8 million increase in depreciation driven by an increased installed base, and an increase of amortization expense of $0.4 million due to the purchase of In Bet, AGS iGaming and Rocket Gaming Systems. See Item 1. “Financial Statements” Note 2 for a detailed discussion regarding the acquisitions of In Bet, AGS iGaming and Rocket Gaming Systems.

Other Expense (Income)

Interest expense. The decrease in interest expense is predominantly attributed to the termination of our senior secured credit facilities and seller notes and entering into a first lien credit agreement on June 6, 2017 and the redemption of its 11.25% senior secured PIK notes as well as the further decrease in the interest rate on our first lien credit facilities we obtained on February 7, 2018. See Item 1. “Financial Statements” Note 6 for a detailed discussion regarding long-term debt.  These transactions resulted in a lower weighted average interest rate. These decreases were partially offset by an increase in the average principal amounts outstanding under the first lien credit facilities as of September 30, 2018, compared to the amount outstanding at September 30, 2017.

Other income. The increase is predominantly attributed to the write-off in the current year of indemnification receivables of $9.4 million as the related liability for uncertain tax positions was also written off due to the applicable lapse in the statute of limitations. See Item 1. “Financial Statements” Note 12 for a detailed description of the indemnification receivable. The remaining change was due to the effect of foreign currency fluctuation on trade payables and receivables denominated in foreign currencies.

Income Taxes

The Company's effective income tax rate for the nine months ended September 30, 2018, was a benefit of 46.0%. The difference between the federal statutory rate of 21% and the Company's effective tax rate for the nine months ended September 30, 2018, was primarily due to changes in our valuation allowance on deferred tax assets, various permanent items and lapse in applicable statute of limitations for certain uncertain tax positions. The Company's effective income tax rate for the nine months ended September 30, 2017, was an expense of 14.4%. The difference between the federal statutory rate of 35% and the Company's effective tax rate for the nine months ended September 30, 2017 was primarily due to changes in our valuation allowance on deferred tax assets.

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

Electronic Gaming Machines

Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017

	Three months ended September 30,		$	%
	2018	2017	Change	Change
EGM Segment Revenue:
Gaming operations	$47,109	$39,767	$7,342	18.5%
Equipment sales	24,675	13,564	11,111	81.9%
Total EGM revenues	$71,784	$53,331	$18,453	34.6%

EGM adjusted EBITDA	$34,026	$29,756	$4,270	14.4%

EGM unit information:
Domestic installed base, end of period	16,068	14,544	1,524	10.5%
International base, end of period	8,116	7,471	645	8.6%
Total installed base, end of period	24,184	22,015	2,169	9.9%

Domestic revenue per day	$27.14	$25.44	$1.70	6.7%
International revenue per day	$8.52	$8.33	$0.19	2.3%
Total revenue per day	$20.95	$19.65	$1.30	6.6%

Domestic EGM units sold	1,332	842	490	58.2%
International EGM units sold	—	—	—	—%
Total EGM units sold	1,332	842	490	58.2%

Total average sales price	$18,051	$15,890	$2,161	13.6%

Gaming Operations Revenue

The increase in gaming operations revenue was primarily due to the increase in our EGM installed base of approximately 1,500 domestic units, which is primarily attributable to the purchase of approximately 1,500 EGMs from Rocket in December 2017 as described in as described in Item 1. “Financial Statements” Note 2 to our condensed consolidated financial statements. The increase is also attributable to the continued success of our ICON cabinet and the popularity of our Orion Portrait cabinet and the placement of over 500 domestic Class II units in casino expansions and newly opened casinos offset by the removal of approximately 500 EGMs in the third quarter at one casino as well as the sale of previously leased EGMs. In addition, the increase is also attributable to an increase of $1.70, or 6.7% in our domestic EGM revenue per day driven by our new product offerings and through the optimization of our installed base by installing our newer and more competitive game content on our EGMs. In addition, the increase is also attributed to the increase of 645 international EGM units, which is attributable to our gaining market share in under serviced markets within Mexico.

Equipment Sales

The increase in equipment sales revenue is due to the sale of 1,332 units in the quarter ended September 30, 2018, compared to 842 units in the prior year period. The increase in the number of units sold is primarily attributable to the success of our premium Orion Portrait cabinet and our growth in the Class III market as well as the continued success of our ICON cabinet. The increase was also attributable to a $2,161, or 13.6% increase in the average sales price compared to the prior year period. The increase in the average sales price is due the higher sales price of our premium Orion Portrait cabinet compared to other cabinets.

EGM Adjusted EBITDA

EGM adjusted EBITDA includes the revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write-downs and other charges, accretion of placement fees, as well as other costs. See Item 1. “Financial Statements”

Note 14 for further explanation of adjustments. The increase in EGM adjusted EBITDA is attributable to the increases in revenue described above, and offset by increased adjusted selling, general and administrative expenses of $4.0 million, and increased research and development expenses of $1.3 million, both driven by the increase in salaries and benefit costs due to increased headcount and other operating expenses.The increase in revenue was further offset by increased adjusted cost of gaming operations and equipment sales of $8.9 million due to higher sales volume. EGM adjusted EBITDA margin was 47.4% and 55.8% for the three months ended September 30, 2018 and 2017, respectively. The decrease in adjusted EBITDA margin is attributable to the increased proportion of equipment sales as part of total revenues, increased service costs and period costs related to manufacturing and increased operating costs.

Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017

	Nine months ended September 30,		$	%
	2018	2017	Change	Change
EGM Segment Revenue:
Gaming operations	$142,301	$116,587	$25,714	22.1%
Equipment sales	60,060	29,160	$30,900	106.0%
Total EGM revenues	$202,361	$145,747	$56,614	38.8%

EGM adjusted EBITDA	$105,197	$81,450	$23,747	29.2%

EGM unit information:
Domestic installed base, end of period	16,068	14,544	1,524	10.5%
International base, end of period	8,116	7,471	645	8.6%
Total installed base, end of period	24,184	22,015	2,169	9.9%

Domestic revenue per day	$27.22	$25.73	$1.49	5.8%
International revenue per day	$8.53	$8.37	$0.16	1.9%
Total revenue per day	$21.22	$19.86	$1.36	6.8%

Domestic EGM units sold	3,182	1,690	1,492	88.3%
International EGM units sold	46	178	(132)	(74.2)%
Total EGM units sold	3,228	1,868	1,360	72.8%

Average sales price	$18,208	$15,835	$2,373	15.0%

Gaming Operations Revenue

The increase in gaming operations revenue was primarily due to the increase in our EGM installed base of approximately 1,500 domestic units, which is primarily attributable to the purchase of approximately 1,500 EGMs from Rocket in December 2017 as described in as described in Item 1. “Financial Statements” Note 2 to our condensed consolidated financial statements. The increase is also attributable to the continued success of our ICON cabinet and the popularity of our Orion Portrait cabinet and the placement of over 500 domestic units in casino expansions and newly opened casinos offset by the removal of approximately 500 EGMs in the third quarter at one casino as well as the sale of previously leased EGMs. We also had an increase of $1.49, or 5.8% in our domestic EGM revenue per day driven by our new product offerings, recently entered jurisdictions and through the optimization of our installed base by installing our newer and more competitive game content on our EGMs. In addition, the increase is also attributed to the increase of 645 international EGM units, which is attributable our gaining market share in under serviced markets within Mexico.

Equipment Sales

The increase in equipment sales revenue is due to the sale of 3,228 units in the nine months ended September 30, 2018, compared to 1,868 units in the prior year period. The increase in the number of units sold is primarily attributable to the success of our premium Orion Portrait cabinet and our growth in the Class III market as well as the continued success of our ICON cabinet.

The increase was also attributable to an approximate $2,373, or 15.0%, increase in the average sales price compared to the prior year period. The increase in the average sales price is due the higher sales price of our premium Orion Portrait cabinet compared to other cabinets.

EGM Adjusted EBITDA

EGM adjusted EBITDA includes the revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write-downs and other charges, accretion of placement fees, as well as other costs. See Item 1. “Financial Statements” Note 14 for further explanation of adjustments. The increase in EGM adjusted EBITDA is attributable to the increases in revenue described above offset by increased adjusted cost of gaming operations and equipment sales of $21.9 million due to higher sales volume and increased adjusted operating expenses of $10.7 million due to increased headcount and other operating expenses. EGM adjusted EBITDA margin was 52.0% and 55.9% for the nine months ended September 30, 2018 and 2017, respectively. The decrease in adjusted EBITDA margin is attributable to the increased proportion of equipment sales as part of total revenue, increased service costs and period costs related to manufacturing and increased operating costs.

Table Products

Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017

	Three months ended September 30,		$	%
	2018	2017	Change	Change
Table Products Segment Revenue:
Gaming operations	$1,902	$1,072	$830	77.4%
Equipment sales	150	27	123	455.6%
Total Table Products revenues	$2,052	$1,099	$953	86.7%

Table Products adjusted EBITDA	$428	$(232)	$660	284.5%

Table Products unit information:
Table products installed base, end of period	3,065	2,350	715	30.4%
Average monthly lease price	$214	$151	$63	41.7%

Gaming Operations Revenue

The increase in Table Products gaming operations revenue is attributable to the increase in the Table Products installed base to 3,065 units compared to 2,350 units in the prior year period. The recently acquired 493 installed table games from the In Bet acquisition and the continued success of side bets, most notably Buster Blackjack and our progressive Bonus Spin, are the primary driver of the increase in the Table Products revenue and installed base compared to the prior year period. See Item 1. “Financial Statements” Note 2 for a description of the In Bet acquisition. The increase is also attributable to the higher average monthly lease price of $214, up $63 compared to the prior year period.

Equipment Sales

The increase in equipment sales is primarily due to the sales of our new products, roulette and baccarat signs, in the current year.

Tables Products Adjusted EBITDA

Table Products adjusted EBITDA includes the revenues and operating expenses from the Table Products segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 14 for further explanation of adjustments. The increase in Table Products adjusted EBITDA is attributable to the increases in revenue described above, and offset by higher adjusted research and development expenses of $0.2 million related to the development of our new card shuffler, the “DEX S”.

Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017

	Nine months ended September 30,		$	%
	2018	2017	Change	Change
Table Products Segment Revenue:
Gaming operations	$5,257	$2,348	$2,909	123.9%
Equipment sales	257	94	163	173.4%
Total Table Products revenues	$5,514	$2,442	$3,072	125.8%

Table Products adjusted EBITDA	$684	$(721)	$1,405	194.9%

Table Products unit information:
Table products installed base, end of period	3,065	2,350	715	30.4%
Average monthly lease price	$215	$111	$104	93.7%

Gaming Operations Revenue

The increase in Table Products gaming operations revenue is attributable to the increase in the Table Products installed base to 3,065 units compared to 2,350 units in the prior year period. The recently acquired 493 installed table games from the In Bet acquisition and the continued success of side bets, most notably Buster Blackjack and our progressive Bonus Spin, are the primary driver of the increase in the Table Products revenue and installed base compared to the prior year period. See Item 1. “Financial Statements” Note 2 for a description of the In Bet acquisition. The increase is also attributable to the higher average monthly lease price of $215, up $104 compared to the prior year period.

Equipment Sales

The increase in equipment sales is primarily due to the sales of our new products, roulette and baccarat signs, in the current year.

Tables Products Adjusted EBITDA

Table Products adjusted EBITDA includes the revenues and operating expenses from the Table Products segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 14 for further explanation of adjustments. The increase in Table Products adjusted EBITDA is attributable to the increases in revenue described above, and offset by higher adjusted research and development expenses of $0.7 million related to the development of our new card shuffler, the “DEX S”, a $0.7 million increase in adjusted cost of gaming operations related to In Bet progressive fees and a $0.2 million increase in adjusted selling, general and administrative expenses.

Interactive

Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017

	Three months ended September 30,		$	%
	2018	2017	Change	Change
Interactive Segment Revenue:
Gaming operations	$1,690	$2,010	$(320)	(15.9)%
Total Interactive revenues	$1,690	$2,010	$(320)	(15.9)%

Interactive adjusted EBITDA	$(877)	$(123)	$(754)	(613.0)%

Interactive unit information:
Average MAU(1)	148,668	194,239	(45,571)	(23.5)%
Average DAU(2)	33,948	36,906	(2,958)	(8.0)%
ARPDAU(3)	$0.43	$0.59	$(0.16)	(27.1)%
(1) MAU = Monthly Active Users and is a count of unique visitors to our sites during a month
(2) DAU = Daily Active Users, a count of unique visitors to our sites during a day
(3) ARPDAU = Average daily revenue per DAU is calculated by dividing revenue for a period by the DAU for the period by the number of days for the period

Gaming Operations Revenue

Because of our optimization strategy, interactive gaming operations revenue decreased compared to the prior year period due to the decrease in Business-to-Consumer (“B2C”) revenue. This decrease was offset by an increase of $0.2 million in real money gaming revenue in the current period from our recent acquisition of AGS iGaming.

Interactive Adjusted EBITDA

Interactive adjusted EBITDA includes the revenues and operating expenses from the Interactive segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 14 for further explanation of adjustments. The decrease in interactive adjusted EBITDA is attributable to decreased revenues, as described above as well as additional operating costs incurred by AGS iGaming that were not present in the prior period offset by decreased user acquisition costs of $0.4 million.

Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017

	Nine months ended September 30,		$	%
	2018	2017	Change	Change
Interactive Segment Revenue:
Gaming operations	$5,329	6,105	$(776)	(12.7)%
Total Interactive revenues	$5,329	$6,105	$(776)	(12.7)%

Interactive adjusted EBITDA	$(1,223)	$(337)	$(886)	(262.9)%

Interactive unit information:
Average MAU(1)	183,593	190,237	(6,644)	(3.5)%
Average DAU(2)	37,088	37,544	(456)	(1.2)%
ARPDAU(3)	$0.46	$0.58	$(0.12)	(20.7)%
(1) MAU = Monthly Active Users and is a count of unique visitors to our sites during a month
(2) DAU = Daily Active Users, a count of unique visitors to our sites during a day
(3) ARPDAU = Average daily revenue per DAU is calculated by dividing revenue for a period by the DAU for the period by the number of days for the period

Gaming Operations Revenue

Because of our optimization strategy, interactive gaming operations revenue decreased slightly compared to the prior year period due to the decrease in Business-to-Consumer (“B2C”) revenue. These decreases were offset by an increase in Business-to-Business (“B2B”) revenue of $0.3 million as well as an increase of $0.3 million in real money gaming revenue in the current period from our recent acquisition of AGS iGaming.

Interactive Adjusted EBITDA

Interactive adjusted EBITDA includes the revenues and operating expenses from the Interactive segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 14 for further explanation of adjustments. The decrease in interactive adjusted EBITDA is attributable to decreased revenues, as described above as well as additional operating costs incurred by AGS iGaming that were not present in the prior period offset by a decrease in user acquisition fees of $1.0 million.

Total Adjusted EBITDA

The following tables provide reconciliations of segment financial information to our consolidated statement of operations and to total adjusted EBITDA. We have included revenues, operating expenses and other adjustments by segment which we believe are important to understanding the operating results of our segment:

	Three months ended September 30, 2018
	EGM	Table Products	Interactive	Total
Revenues
Gaming operations	$47,109	$1,902	$1,690	$50,701
Equipment sales	24,675	150	—	24,825
Total revenues	71,784	2,052	1,690	75,526
Cost of gaming operations(1)	9,548	382	564	10,494
Cost of equipment sales(1)	12,096	13	—	12,109
Selling, general and administrative	12,917	554	1,813	15,284
Research and development	6,298	694	902	7,894
Write-downs and other charges	667	—	—	667
Depreciation and amortization	17,966	701	301	18,968
Total operating expenses	59,492	2,344	3,580	65,416

Write-downs and other
Loss on disposal of long lived assets	363	—	—	363
Impairment of long lived assets	204	—	—	204
Fair value adjustments to contingent consideration and other items	100	—	—	100
Depreciation and amortization	17,966	701	301	18,968
Accretion of placement fees(2)	1,206	—	—	1,206
Non-cash stock-based compensation expense(3)	502	19	17	538
Acquisitions and integration related costs including restructuring and severance(4)	51	—	695	746
Initial public offering(5)	859	—	—	859
Legal and litigation expenses including settlement payments(6)	(45)	—	—	(45)
New jurisdictions and regulatory licensing costs(7)	—	—	—	—
Non-cash charge on capitalized installation and delivery(8)	494	—	—	494
Non-cash charges and loss on disposition of assets(9)	—	—	—	—
Other adjustments(10)	34	—	—	34
Adjusted EBITDA	$34,026	$428	$(877)	$33,577

(1) Exclusive of depreciation and amortization.
(2) Non-cash item related to the accretion of contract rights under development agreements and placement fees.
(3) Non-cash stock-based compensation includes non-cash compensation expense related to grants of options, restricted stock, and other equity awards.
(4) Acquisitions and integration related costs primarily relate to costs incurred after the purchase of businesses, such as the purchase of AGS iGaming, to integrate operations and obtain costs synergies. Restructuring and severance costs primarily relate to costs incurred through the restructuring of the Company’s operations from time to time and other employee severance costs recognized in the periods presented.
(5) Costs incurred related to initial public offering, net of costs capitalized to equity and the filing of the related offerings.
(6) Legal and litigation related costs consist of payments to law firms and settlements for matters that are outside the normal course of business. These costs related to litigation and matters that were not significant individually.
(7) New jurisdictions and regulatory licensing costs primarily relate to the costs the Company incurred to obtain licenses and develop products for new jurisdictions.
(8) Non-cash charge on capitalized installation and delivery primarily include the costs to acquire contracts that are expensed over the estimated life of each contract.
(9) Non-cash charges and loss on disposition of assets are primarily composed of non-cash inventory obsolescence charges.
(10) Other adjustments are primarily composed of professional fees incurred by the Company for projects, corporate and public filing compliance, contract cancellation fees, and other costs deemed to be non-recurring in nature.

	Three months ended September 30, 2017
	EGM	Table Products	Interactive	Total
Revenues
Gaming operations	$39,767	$1,072	$2,010	$42,849
Equipment sales	13,564	27	—	13,591
Total revenues	53,331	1,099	2,010	56,440
Cost of gaming operations(1)	6,352	405	587	7,344
Cost of equipment sales(1)	6,329	1	—	6,330
Selling, general and administrative	8,011	586	1,145	9,742
Research and development	5,537	524	406	6,467
Write-downs and other charges	490	—	—	490
Depreciation and amortization	16,181	185	565	16,931
Total operating expenses	42,900	1,701	2,703	47,304

Write-downs and other
Loss on disposal of long lived assets	490	—	—	490
Impairment of long lived assets	—	—	—	—
Fair value adjustments to contingent consideration and other items	—	—	—	—
Depreciation and amortization	16,181	185	565	16,931
Accretion of placement fees(2)	1,192	—	—	1,192
Non-cash stock-based compensation expense(3)	—	—	—	—
Acquisitions and integration related costs including restructuring and severance(4)	65	5	1	71
Initial public offering(5)	—	—	—	—
Legal and litigation expenses including settlement payments(6)	181	—	—	181
New jurisdictions and regulatory licensing costs(7)	556	11	—	567
Non-cash charge on capitalized installation and delivery(8)	359	—	—	359
Non-cash charges and loss on disposition of assets(9)	—	—	—	—
Other adjustments(10)	301	169	4	474
Adjusted EBITDA	$29,756	$(232)	$(123)	$29,401

(1) Exclusive of depreciation and amortization.
(2) Non-cash item related to the accretion of contract rights under development agreements and placement fees.
(3) Non-cash stock-based compensation includes non-cash compensation expense related to grants of options, restricted stock, and other equity awards.
(4) Acquisitions and integration related costs primarily relate to costs incurred after the purchase of businesses, such as the purchase of AGS iGaming, to integrate operations and obtain costs synergies. Restructuring and severance costs primarily relate to costs incurred through the restructuring of the Company’s operations from time to time and other employee severance costs recognized in the periods presented.
(5) Costs incurred related to initial public offering, net of costs capitalized to equity and the filing of the related offerings.
(6) Legal and litigation related costs consist of payments to law firms and settlements for matters that are outside the normal course of business. These costs related to litigation and matters that were not significant individually.
(7) New jurisdictions and regulatory licensing costs primarily relate to the costs the Company incurred to obtain licenses and develop products for new jurisdictions.
(8) Non-cash charge on capitalized installation and delivery primarily include the costs to acquire contracts that are expensed over the estimated life of each contract.
(9) Non-cash charges and loss on disposition of assets are primarily composed of non-cash inventory obsolescence charges.
(10) Other adjustments are primarily composed of professional fees incurred by the Company for projects, corporate and public filing compliance, contract cancellation fees, and other costs deemed to be non-recurring in nature.

	Nine months ended September 30, 2018
	EGM	Table Products	Interactive	Total
Revenues
Gaming operations	$142,301	$5,257	$5,329	$152,887
Equipment sales	60,060	257	—	60,317
Total revenues	202,361	5,514	5,329	213,204
Cost of gaming operations(1)	26,085	1,427	1,550	29,062
Cost of equipment sales(1)	28,884	35	—	28,919
Selling, general and administrative	41,694	1,861	3,856	47,411
Research and development	19,057	2,353	1,964	23,374
Write-downs and other charges	3,282	—	—	3,282
Depreciation and amortization	55,083	1,989	712	57,784
Total operating expenses	174,085	7,665	8,082	189,832

Write-downs and other
Loss on disposal of long lived assets	1,383	—	—	1,383
Impairment of long lived assets	1,199	—	—	1,199
Fair value adjustments to contingent consideration and other items	700	—	—	700
Depreciation and amortization	55,083	1,989	712	57,784
Accretion of placement fees(2)	3,412	—	—	3,412
Non-cash stock-based compensation expense(3)	8,200	844	123	9,167
Acquisitions and integration related costs including restructuring and severance(4)	2,461	—	695	3,156
Initial public offering(5)	2,166	2	—	2,168
Legal and litigation expenses including settlement payments(6)	789	—	—	789
New jurisdictions and regulatory licensing costs(7)	—	—	—	—
Non-cash charge on capitalized installation and delivery(8)	1,478	—	—	1,478
Non-cash charges and loss on disposition of assets(9)	—	—	—	—
Other adjustments(10)	50	—	—	50
Adjusted EBITDA	$105,197	$684	$(1,223)	$104,658

(1) Exclusive of depreciation and amortization.
(2) Non-cash item related to the accretion of contract rights under development agreements and placement fees.
(3) Non-cash stock-based compensation includes non-cash compensation expense related to grants of options, restricted stock, and other equity awards.
(4) Acquisitions and integration related costs primarily relate to costs incurred after the purchase of businesses, such as the purchase of AGS iGaming, to integrate operations and obtain costs synergies. Restructuring and severance costs primarily relate to costs incurred through the restructuring of the Company’s operations from time to time and other employee severance costs recognized in the periods presented.
(5) Costs incurred related to initial public offering, net of costs capitalized to equity and the filing of the related offerings.
(6) Legal and litigation related costs consist of payments to law firms and settlements for matters that are outside the normal course of business. These costs related to litigation and matters that were not significant individually.
(7) New jurisdictions and regulatory licensing costs primarily relate to the costs the Company incurred to obtain licenses and develop products for new jurisdictions.
(8) Non-cash charge on capitalized installation and delivery primarily include the costs to acquire contracts that are expensed over the estimated life of each contract.
(9) Non-cash charges and loss on disposition of assets are primarily composed of non-cash inventory obsolescence charges.
(10) Other adjustments are primarily composed of professional fees incurred by the Company for projects, corporate and public filing compliance, contract cancellation fees, and other costs deemed to be non-recurring in nature.

	Nine months ended September 30, 2017
	EGM	Table Products	Interactive	Total
Revenues
Gaming operations	$116,587	$2,348	$6,105	$125,040
Equipment sales	29,160	94	—	29,254
Total revenues	145,747	2,442	6,105	154,294
Cost of gaming operations(1)	19,188	798	1,808	21,794
Cost of equipment sales(1)	14,318	8	—	14,326
Selling, general and administrative	25,490	1,424	3,454	30,368
Research and development	15,652	1,277	983	17,912
Write-downs and other charges	2,655	—	—	2,655
Depreciation and amortization	51,603	1,012	983	53,598
Total operating expenses	128,906	4,519	7,228	140,653

Write-downs and other
Loss on disposal of long lived assets	3,000	—	—	3,000
Impairment of long lived assets	285	—	—	285
Fair value adjustments to contingent consideration and other items	(630)	—	—	(630)
Depreciation and amortization	51,603	1,012	983	53,598
Accretion of placement fees(2)	3,492	—	—	3,492
Non-cash stock-based compensation expense(3)	—	—	—	—
Acquisitions and integration related costs including restructuring and severance(4)	952	164	(217)	899
Initial public offering(5)	—	—	—	—
Legal and litigation expenses including settlement payments(6)	766	—	—	766
New jurisdictions and regulatory licensing costs(7)	1,293	11	—	1,304
Non-cash charge on capitalized installation and delivery(8)	1,284	—	—	1,284
Non-cash charges and loss on disposition of assets(9)	686	—	—	686
Other adjustments(10)	1,878	169	20	2,067
Adjusted EBITDA	$81,450	$(721)	$(337)	$80,392

(1) Exclusive of depreciation and amortization.
(2) Non-cash item related to the accretion of contract rights under development agreements and placement fees.
(3) Non-cash stock-based compensation includes non-cash compensation expense related to grants of options, restricted stock, and other equity awards.
(4) Acquisitions and integration related costs primarily relate to costs incurred after the purchase of businesses, such as the purchase of AGS iGaming, to integrate operations and obtain costs synergies. Restructuring and severance costs primarily relate to costs incurred through the restructuring of the Company’s operations from time to time and other employee severance costs recognized in the periods presented.
(5) Costs incurred related to initial public offering, net of costs capitalized to equity and the filing of the related offerings.
(6) Legal and litigation related costs consist of payments to law firms and settlements for matters that are outside the normal course of business. These costs related to litigation and matters that were not significant individually.
(7) New jurisdictions and regulatory licensing costs primarily relate to the costs the Company incurred to obtain licenses and develop products for new jurisdictions.
(8) Non-cash charge on capitalized installation and delivery primarily include the costs to acquire contracts that are expensed over the estimated life of each contract.
(9) Non-cash charges and loss on disposition of assets are primarily composed of non-cash inventory obsolescence charges.
(10) Other adjustments are primarily composed of professional fees incurred by the Company for projects, corporate and public filing compliance, contract cancellation fees, and other costs deemed to be non-recurring in nature.

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

Due to these limitations, we rely primarily on our GAAP results, such as net income (loss), income (loss) from operations, EGM Adjusted EBITDA, Table Products Adjusted EBITDA or Interactive Adjusted EBITDA and use Total adjusted EBITDA only supplementally.

The following tables reconcile net income (loss) to total adjusted EBITDA:

Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017

	Three months ended September 30,		$	%
	2018	2017	Change	Change
Net income (loss)	$4,347	$(4,090)	$8,437	206.3%
Income tax (benefit) expense	(3,538)	1,052	(4,590)	(436.3)%
Depreciation and amortization	18,968	16,931	2,037	12.0%
Other expense (income)	434	(467)	901	192.9%
Interest income	(89)	(25)	(64)	(256.0)%
Interest expense	8,956	12,666	(3,710)	(29.3)%
Write downs and other(1)	667	490	177	36.1%
Loss on extinguishment and modification of debt(2)	—	—	—	—%
Other adjustments(3)	893	474	419	88.4%
Other non-cash charges(4)	1,700	1,551	149	9.6%
New jurisdictions and regulatory licensing costs(5)	—	567	(567)	(100.0)%
Legal and litigation expenses including settlement payments(6)	(45)	181	(226)	(124.9)%
Acquisitions and integration related costs including restructuring and severance(7)	746	71	675	950.7%
Non-cash stock based compensation(8)	538	—	538	100.0%
Total Adjusted EBITDA	$33,577	$29,401	$4,176	14.2%

(1) Write-downs and other include items related to loss on disposal or impairment of long-lived assets, fair value adjustments to contingent consideration and acquisition costs
(2) Loss on extinguishment and modification of debt primarily relates to the refinancing of long-term debt, in which deferred loan costs and discounts related to old senior secured credit facilities were written off
(3) Other adjustments are primarily composed of professional fees incurred for projects, corporate and public filing compliance, contract cancellation fees and other transaction costs deemed to be non-operating in nature
(4) Other non-cash charges are costs related to non-cash charges and losses on the disposition of assets, non-cash charges on capitalized installation and delivery, which primarily includes the costs to acquire contracts that are expensed over the estimated life of each contract and non-cash charges related to accretion of contract rights under development agreements
(5) New jurisdiction and regulatory license costs relates primarily to one-time non-operating costs incurred to obtain new licenses and develop products for new jurisdictions
(6) Legal and litigation expenses include payments to law firms and settlements for matters that are outside the normal course of business
(7) Acquisition and integration costs include restructuring and severance and are related to costs incurred after the purchase of businesses, such as the acquisitions of Rocket and AGS iGaming, to integrate operations

(8) Non-cash stock-based compensation includes non-cash compensation expense related to grants of options, restricted stock, and other equity awards

Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017

	Nine months ended September 30,		$	%
	2018	2017	Change	Change
Net loss	$(10,501)	$(36,586)	$26,085	71.3%
Income tax (benefit) expense	(8,947)	4,603	(13,550)	(294.4)%
Depreciation and amortization	57,784	53,598	4,186	7.8%
Other expense (income)	10,121	(4,805)	14,926	310.6%
Interest income	(162)	(80)	(82)	(102.5)%
Interest expense	28,253	42,380	(14,127)	(33.3)%
Write downs and other(1)	3,282	2,655	627	23.6%
Loss on extinguishment and modification of debt(2)	4,608	8,129	(3,521)	(43.3)%
Other adjustments(3)	2,218	2,067	151	7.3%
Other non-cash charges(4)	4,890	5,462	(572)	(10.5)%
New jurisdictions and regulatory licensing costs(5)	—	1,304	(1,304)	(100.0)%
Legal and litigation expenses including settlement payments(6)	789	766	23	3.0%
Acquisitions and integration related costs including restructuring and severance(7)	3,156	899	2,257	251.1%
Non-cash stock based compensation(8)	9,167	—	9,167	100.0%
Total Adjusted EBITDA	$104,658	$80,392	$24,266	30.2%

(1) Write-downs and other include items related to loss on disposal or impairment of long-lived assets, fair value adjustments to contingent consideration and acquisition costs
(2) Loss on extinguishment and modification of debt primarily relates to the refinancing of long-term debt, in which deferred loan costs and discounts related to old senior secured credit facilities were written off
(3) Other adjustments are primarily composed of professional fees incurred for projects, corporate and public filing compliance, contract cancellation fees and other transaction costs deemed to be non-operating in nature
(4) Other non-cash charges are costs related to non-cash charges and losses on the disposition of assets, non-cash charges on capitalized installation and delivery, which primarily includes the costs to acquire contracts that are expensed over the estimated life of each contract and non-cash charges related to accretion of contract rights under development agreements
(5) New jurisdiction and regulatory license costs relates primarily to one-time non-operating costs incurred to obtain new licenses and develop products for new jurisdictions
(6) Legal and litigation expenses include payments to law firms and settlements for matters that are outside the normal course of business
(7) Acquisition and integration costs include restructuring and severance and are related to costs incurred after the purchase of businesses, such as the acquisitions of Rocket and AGS iGaming, to integrate operations
(8) Non-cash stock-based compensation includes non-cash compensation expense related to grants of options, restricted stock, and other equity awards

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

As of September 30, 2018, we had $33.2 million in cash and cash equivalents and $30.0 million available under our revolving credit facility. Based on our current business plan, we believe that our existing cash balances, cash generated from operations and availability under the revolving credit facility will be sufficient to meet our anticipated cash needs for at least the next twelve months. As of September 30, 2018, we were in compliance with the required covenants of our debt instruments, including the maximum net first lien leverage ratio, which was 3.5 to 1.0. However, our future cash requirements could be higher than we currently expect as a result of various factors. Our ability to meet our liquidity needs could be adversely affected if we suffer adverse results of operations, or if we violate the covenants and restrictions to which we are subject under our debt instruments. Additionally, our ability to generate sufficient cash from our operating activities is subject to general economic, political, regulatory, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under our existing credit facility in an amount sufficient to enable us to pay our service or repay our indebtedness or to fund our other liquidity needs, and we may be required to seek additional financing through credit facilities with other lenders or institutions or seek additional capital through private placements or public offerings of equity or debt securities.

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

On October 5, 2018, the Borrower entered into an Incremental Assumption and Amendment Agreement No. 2 (the “Incremental Agreement No. 2”) with certain of the Borrower’s subsidiaries, the lenders party thereto from time to time and Jefferies finance LLC, as administrative agent, (the “Administrative Agent”). See Item 1. “Financial Statements” Note 15.

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

The following table summarizes our historical cash flows (in thousands):

	Nine months ended September 30,
	2018	2017
Cash Flow Information:
Net cash provided by (used in) operating activities	$13,320	$26,293
Net cash used in investing activities	(48,613)	(49,689)
Net cash provided by financing activities	49,252	15,436
Effect of exchange rates on cash and cash equivalents and restricted cash	4	8
Net increase in cash and cash equivalents and restricted cash	$13,963	$(7,952)

Operating activities

Net cash provided by operating activities for the nine months ended September 30, 2018, was $13.3 million compared to $26.3 million provided in the prior year period, representing a decrease of $13.0 million. This decrease is primarily due to payment of $37.6 million related to unpaid interest from the redemption of the senior secured PIK notes. Secondarily, the decrease is due to changes in net working capital, which were driven by several factors. Increased sales volume contributed to a $2.6 million change in accounts receivable. Additionally, we had a $14.5 million decrease in accounts payable and accrued liabilities, a $2.7 million change in inventory and to a lesser extent, a $0.8 million change in prepaid expenses. A change in other non-current assets of $15.6 million was primarily related to tax related accruals and offset by a comparable amount in the change in accounts payable and accrued liabilities.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2018, was $48.6 million compared to $49.7 million in the prior year period, representing a decrease of $1.1 million. The decrease was primarily due to the decrease in business acquisitions, net of cash acquired of $2.5 million as described in Item 1. “Financial Statements” Note 2. The decrease was also attributable to an decrease in purchases of property and equipment of $1.5 million offset by a $2.8 million increase in software development and other expenditures.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2018, was $49.3 million compared to cash provided of $15.4 million for the nine months ended September 30, 2017, representing an increase of $33.8 million. The increase was primarily due to the initial public offering net proceeds, after deducting underwriting discounts and commissions of $176.3 million, and offset by $4.2 million initial public offering costs. Additionally, the difference is due to the repayment the principal amount of our 11.25% senior secured PIK notes of $115 million.

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

Critical Accounting Policies

A description of our critical accounting policies can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017. There were no material changes to those policies during the nine months ended September 30, 2018.

Recently Issued Accounting Standards

See related disclosure at Item 1. —“Notes to Condensed Consolidated Financial Statements”, Note 1 “Description of the Business and Summary of Significant Accounting Policies.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rates. Our primary exposure to market risk is interest rate risk associated with our long-term debt, which accrues interest at variable rates. Certain of our debt instruments accrue interest at LIBOR or the base rate, at our election, subject to an interest rate floor plus an applicable margin rate. In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt and equity capital to sustain our operations. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. As of September 30, 2018, less than 1% of our debt were fixed-rate instruments. Assuming a constant outstanding balance for our variable-rate long term debt, a hypothetical 1% decrease in interest rates would decrease interest expense $5.1 million given our LIBOR floor on related debt, while a hypothetical 1% increase in interest rates would increase interest expense approximately $5.1 million.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Appointment of Geoff Freeman as a Member of the Board of Directors

PlayAGS, Inc. (the “Company”) has appointed Geoff Freeman, 43, as a member of the Company’s Board of Directors (the “Board”), Nominating and Governance Committee, Compensation Committee and Audit Committee, effective November 7, 2018. Mr. Freeman is currently the CEO of the Grocery Manufacturers Association. Prior to serving in his current role, Mr. Freeman served as CEO of the American Gaming Association from May 2013 through July 2018, as the COO of The U.S. Travel Association from May 2006 to May 2013, and as a director to The U.S. Travel Association from January 2014 through July 2018. Mr. Freeman holds a Bachelor of Arts, Political Science and Public Policy from the University of California, Berkley.
In connection with Mr. Freeman’s appointment to the Board, the size of the Board will be increased to seven members, and the size of the Audit Committee shall increase to three members, which shall be Mr. Freeman, Ms. Yvette Landau and Mr. Adam Chibib. Additionally, in connection with Mr. Freeman’s appointment to each of the Nominating and Governance Committee and the Compensation Committee, the size of each such committee shall be decreased to three members and certain current members shall be removed therefrom. As a result, the members of the Nominating and Governance Committee shall be Mr. Freeman, Mr. Daniel Cohen and Ms. Landau, while the members of the Compensation Committee shall be Mr. Freeman, Mr. Chibib and Mr. David Sambur.
Employment Agreement with Sigmund Lee
Effective November 5, 2018, AGS, LLC (“AGS”) a subsidiary of PlayAGS, Inc., entered into an employment agreement with Sigmund Lee to continue to serve as Chief Technology Officer of AGS (the “Employment Agreement”). Mr Lee, has served as the Chief Technology Officer for AGS since July 01, 2015.

Pursuant to the Employment Agreement, Mr. Lee’s annual base salary shall be $600,000. Mr. Lee’s base salary may from time to time be increased by AGS, but may be decreased only in connection, and to the same extent, with a Company-wide decrease for all senior leadership positions. Mr. Lee shall also be eligible to receive an annual performance-based bonus, with an annual target bonus opportunity no less than 75% of his base salary if 100% of target is achieved. Mr. Lee will be eligible for this performance-based bonus if he is actively employed by AGS on the time of the bonus payment.

In exchange for his commitment to remain employed with the Company until September 1, 2021, Mr. Lee will also be eligible to participate in the Annual Incentive Program (“AIP”) which entitles him to three annual AIP bonus payments, each in the gross amount of $450,000, less all required withholding and deductions. If prior to September 1, 2021, Mr. Lee either resigns his employment without “good reason” (as defined in the Employment Agreement) or is terminated for “cause” (as defined in the Employment Agreement), then the net after-tax amount of any AIP bonus payment paid to him in the current fiscal year shall be subject to immediate repayment to AGS. Additionally, AGS has agreed to pay Mr. Lee a one-time sign-on bonus in the gross amount of $500,000, less all required withholding and deductions.  If prior to September 1, 2021, Mr. Lee voluntarily resigns his employment without good reason, then the net after-tax amount of the sign-on bonus is subject to immediate repayment to AGS.

The agreement with AGS is “at-will,” meaning that either Mr. Lee or AGS may terminate the employment relationship at any time and for any reason, either with or without cause. If during the term of the Employment Agreement, AGS terminates Mr. Lee’s employment for any reason, either with or without cause, or due to death or “disability” (as defined in the Employment Agreement), Mr. Lee will only be entitled to receive the unpaid portion of his base salary accrued to the termination date. If during the term of the Employment Agreement, AGS terminates Mr. Lee’s employment without cause, subject to receiving a signed release of claims from Mr. Lee, Mr. Lee will receive severance pay equal to 18 months base salary (paid over an 18-month period) (or, if a change of control (as defined in the Employment Agreement) occurs and such termination occurs on or within 24 months of such change of control, 24 months base salary (paid over a 24-month period)). Mr. Lee shall be entitled to any severance pay if his employment is either terminated by AGS with cause, or by him with or without good reason.

Pursuant to his Employment Agreement, Mr. Lee will also be subject to perpetual confidentiality, intellectual property and non-disparagement, as well as certain non-solicitation restrictions for 18 months following the date of his employment, and certain non-competition restrictions for either (a) twenty-four (24) months post-termination of employment if his employment is terminated prior to September 21, 2021, or (b) six months if his employment is terminated after September 21, 2021.

The description of the terms of the Employment Agreement in this Item 5.02 is qualified in its entirety by reference to the Employment Agreement, which will be filed as an exhibit to PlayAGS, Inc.’s Form 10-K report for the fiscal year ending December 31, 2018.

ITEM 6. EXHIBITS.
(a). Exhibits.

Exhibit Number	Exhibit Description
10.1
Incremental Assumption and Amendment Agreement, dated as of February 7, 2018, by and among AP Holdings, LLC, AP Gaming I, LLC, each subsidiary loan party listed on the signature pages thereof, Finance LLC and the lenders from time to time party thereto.

10.2
Incremental Assumption and Amendment Agreement No. 2, dated as of October 5, 2018, by and among AP Gaming Holdings, LLC, AP Gaming I, LLC, each subsidiary loan party listed on the signature pages thereof, Jefferies Finance LLC and the lenders from time to time party thereto.

10.3	PlayAGS, INC. Omnibus Incentive Plan, Director Stock Award Agreement

10.4	PlayAGS, INC. Omnibus Incentive Plan, Non-Qualified Option Award Agreement

10.5	PlayAGS, INC. Omnibus Incentive Plan, Restricted Stock Unit Award Agreement

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.IN	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AP GAMING HOLDCO, INC.

Date:	November 8, 2018	By:	/s/ KIMO AKIONA
		Name:	Kimo Akiona
		Title:	Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)