Form 10-K
period 2018-12-31
PlayAGS, Inc.
filed 2019-03-05
CIK 1593548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of March 01, 2019, there were 35,358,424 shares of the Registrant’s common stock, $.01 par value per share, outstanding.

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

•
adverse local economic, regulatory or licensing changes in Oklahoma or Alabama, the states in which the majority of our revenue has been derived, or material decreases in our revenue with our two largest customers;

•	dependence on the protection of our intellectual property and proprietary information and our ability to license intellectual property from third parties;

•	failure to attract, retain and motivate key employees;

•	certain restrictive open source licenses requiring us to make the source code of some of our products available to third parties and potentially granting third parties certain rights to the software;

•	reliance on hardware, software and games licensed from third parties, and on technology provided by third-party vendors;

•	dependence on our relationships with service providers;

•	maintaining internal controls over financial reporting;

•	our ability to maintain current customers on favorable terms;

•	our ability to enter new markets and potential new markets;

•	our ability to capitalize on the expansion of Internet or other forms of interactive gaming or other trends and changes in the gaming industries;

•	our social gaming business is largely dependent upon our relationships with key channels;

•	changes in tax regulation and results of tax audits, which could affect results of operations;

•	our ability to generate sufficient cash to serve all of our indebtedness in the future; and

•	the other factors discussed under Item 1A. “Risk Factors.”

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

Overview

We are a Nevada corporation formed and incorporated originally in Delaware in August 2013 and then reincorporated in Nevada in December 2017. We were formed to acquire, through one of our indirect wholly owned subsidiaries, 100% of the equity in AGS Capital, LLC (“AGS Capital”) from AGS Holdings, LLC (“AGS Holdings”). AGS Capital was a supplier of Electronic Gaming Machines (“EGMs”) primarily to Class II Native American gaming jurisdictions.

We are a leading designer and supplier of EGMs and other products and services for the gaming industry. Founded in 2005, we historically focused on supplying EGMs, including slot machines, video bingo machines, and other electronic gaming devices, to the Native American gaming market, where we maintain an approximately 19% market share of all Class II EGMs. Since 2014, we have expanded our product line-up to include: (i) Class III EGMs for commercial and Native American casinos permitted to operate Class III EGMs, (ii) table game products and (iii) interactive products, all of which we believe provide us with growth opportunities as we expand in markets where we currently have limited or no presence. Our expansion into Class III and ancillary product offerings has driven our strong growth and momentum in revenue, EGM adjusted EBITDA and our installed base. For the year ended December 31, 2018, 71% of our total revenue was generated through recurring contracted lease agreements whereby we place EGMs and table game products at our customers’ gaming facilities under either a revenue sharing agreement (we receive a percentage of the revenues that these products generate) or fee-per-day agreement (we receive a daily or monthly fixed fee per EGM or table game product), or recurring revenue from our Interactive gaming operations. We operate our business in three distinct segments: EGMs, Table Products and Interactive. Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line.

	Percentage of Total Revenue
	2018	2017	2016
Electronic Gaming Machines	95%	94%	94%
Table Products	3%	2%	2%
Interactive	2%	4%	5%
	100%	100%	100%

Our Operations

We provide customers with EGMs, table products, ancillary table product equipment, systems software, computer hardware, signage and other equipment for operation within their gaming facilities. In return we receive either cash for sold items, or a share of the revenue generated by these products and systems, either as a flat monthly fee or a daily fee. The determination of whether our agreement results in a revenue share, monthly fee, or daily fee arrangement is generally governed by local gaming jurisdictions. For our revenue share arrangements on EGM products, we have historically shared between 15% and 20% of the revenues generated by the EGMs. Under our agreements for EGMs, we participate in selecting the mix of titles, maintain and service the equipment and oversee certain promotional efforts. When sold, we offer the majority of our products with an optional parts and service contract. For Table Products we typically license table games and lease related equipment for which we receive monthly royalty and lease payments. We also lease and sell roulette and baccarat signs and plan to lease and sell our new shuffler, Dex S. Our Interactive segment generates revenues from (1) B2C social products where consumers purchase virtual coins used to play social casino games, (2) B2B social products where we obtain a percentage of monthly revenue generated by the white label casino apps that we build and operate for our customers, and (3) real-money gaming (“RMG”) revenues, which are earned primarily based on a percentage of the revenue produced by the games on our platform as well as monthly platform fees and initial integration fees. In support of our business and operations, we employ a professional staff including field service technicians, production, sales, account management, marketing, technology and game development, licensing and compliance and finance.

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

Our field service technicians are responsible for installing, maintaining and servicing our gaming products and systems. Our EGM field service operation including our call center, which operates 24 hours a day, seven days a week, is managed out of our Oklahoma facility. We can also access most of our EGMs and systems remotely from approved remote locations to provide software updates and routine maintenance. In addition, our EGM and system production facilities are located in and managed out of Oklahoma City, Oklahoma, Atlanta, Georgia, and Mexico City, Mexico. Our Table Product service and production facilities are primarily managed from Las Vegas, Nevada with certain products produced in our Oklahoma facility.

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

We employ game developers, software and system programmers, project managers and other development and administrative staff that oversee our internal game development efforts and manage third party relationships. Our EGM technology and game development operates primarily out of our Atlanta, Georgia and Sydney, Australia locations and to a lesser extent out of our locations in Las Vegas, Nevada, and Austin, Texas. Our Table Products technology and development operates primarily out of our Las Vegas, Nevada location. We have Interactive development teams in San Francisco, California and Tel Aviv, Israel and through the recent acquisition of Gameiom Technologies Limited (“Gameiom” currently known as “AGS iGaming”), in Hinckley, United Kingdom. Additionally, we hire independent contractors in Ukraine to support the on-line operations of AGS iGaming.

Products

We provide our casino customers with high-performing Class II and Class III EGMs for the tribal and commercial gaming markets, more than 40 unique table products offerings, ancillary table products equipment, systems software, computer hardware, signage, and other equipment for operation within gaming facilities. In our AGS Interactive segment, we offer a vast library of casino-themed social and mobile games, business-to-business social casino solutions available to land-based casino customers, and a real-money gaming platform and library of games for on-line operators.

EGM Segment

EGMs constitute our largest segment, representing 95% of our revenue for the year ended December 31, 2018. We have a library of over 380 proprietary game titles that we deliver on several state-of-the-art EGM cabinets, including ICON and Orion Upright (our core cabinets), Orion Portrait (our premium cabinet) and Orion Slant (our core plus cabinet) and Big Red/Colossal Diamonds (our specialty large-format jumbo cabinet). Our cabinets and game titles are consistently named among the top-performing premium leased games in the industry. We also have developed a new Latin style bingo cabinet called Alora, which we plan to use in select international markets, including Mexico, the Philippines, and potentially Brazil.

We design all of our cabinets with the intention of capturing the attention of players on casino floors while aiming to maximize operator profits. The fourth quarter 2018 Eilers - Fantini Quarterly Slot Survey stated our premium leased games outperform most of the EGMs manufactured by our competitors, generating win per day that is up to 1.7 times higher than house average.

Below are a few of our more significant cabinets:

Orion - Our Orion line of game cabinets delivers performance, flexibility, and style. We currently offer three Orion slot cabinets - Portrait, Slant, and the newly introduced Upright, which we will launch into the market in 2019. Engineered for multiple configurations, this cabinet family is powered by a common platform, available for Class II and Class III markets, and benefits from easy servicing. Powered by our Atlas operating platform, the Orion family’s self-contained logic and use of a common platform eliminate the need for multiple servers. Full-color LED lights surround Orion’s HD LCD touchscreen monitor, capable of changing colors and patterns on each machine or across entire banks in a manner that corresponds to each feature within the game. We unveiled our Orion Portrait cabinet at the Global Gaming Expo in late 2016 to positive customer feedback, and the platform has exceeded our performance expectations. In 2018, we introduced our second Orion cabinet - the Orion Slant, featuring the same distinctive starwall design, dual LCD HD monitors, and the latest HD audio for a cinematic surround-sound experience. At the Global Gaming Expo in 2018, we introduced the Orion Upright, which we expect to launch into the market in 2019. Our Orion platform family is driving momentum in Class III and newly addressable markets, and is a key driver of our equipment sales business.

ICON - Our ICON cabinet offers modern design with seamless integration of light and sound, ergonomic features, and stunning visual effects to complement our premium game content and play mechanics. The ICON is equipped with two flush- mounted 23” HD LCDs, an integrated sound system, and two subtle light panels surrounding the LCD monitors which react to on-screen events enhancing game features, building anticipation, celebrating big wins, and highlighting bonus events. The ICON has served as our “workhorse” since its introduction, serving as the single biggest growth driver for our business due to its reliability and deep portfolio of games.

Big Red - Big Red is a premium, specialty cabinet focused on simple, classic spinning-reel gameplay. At 8’ tall and 8’ wide, its massive size and bright red color commands attention on the casino floor and creates a community-style gaming experience. Currently available with our top-performing game title Colossal Diamonds, Big Red is engineered for both Class II and Class III formats.
Alora - Alora is a specialty cabinet designed specifically for the Latin-style bingo player. Designed by a team of Brazilians for the potential Brazil market opening, the cabinet will be deployed in the Philippines and Mexico, both of which currently have mature and stable Latin-style bingo markets. The Alora platform supports dual screen 23.8” monitors and features a unique illuminated foot pedal that gives players the option to play without using the button panel. Each game theme offered on this platform supports instant bonuses, stand-alone progressives, and a community progressive. We believe that Latin-style bingo game titles have a longer life span as compared to traditional EGMs due to the nature of the markets in which these titles are deployed and the local player base. Currently, we have 12 game titles for the Alora platform, including the popular Lotto Diamond, Bingolandia, Show de Balla and Go Bananas, available in multiple languages, including Portuguese, Spanish, and English.

We categorize our EGM titles into two main groups: “Core” and “Premium and Specialty”. Our Core titles have a proven track record of success and are targeted at maintaining and growing our current installed base. Our Premium titles include unique and niche titles that provide a distinctive player experience and are targeted at increasing floor space in both existing and new jurisdictions. Specialty titles describe our jumbo games, such as Colossal Diamonds, and games made specifically for high-limit winnings. In total, our development teams have the capabilities to produce approximately 50 games per year. We believe this strategy of producing diversified content will enable us to maintain and grow our market leadership within our current Class II base, as well as continue our expansion into Class III commercial and tribal casinos.

Our Core titles, offered on our ICON cabinet, includes Jade Wins, Golden Wins, Fu Pig, Golden Skulls, Golden Dragon, Red Dragon, Longhorn Jackpots, and the So Hot family of games, which are some of the top-performing Class II games in the market today. We design our Core titles to provide a universal appeal.

Our Premium and Specialty titles, offered on ICON, our Orion family and Big Red, include an assortment of compelling features that maximize the capabilities of their hardware. Top-performing titles include Colossal Diamonds, Fu Nan Fu Nu, Olympus Strikes, and Eastern Dragon. These titles are premium in nature because they include dynamic play mechanics such as Pick ‘em Progressives, Must-Hit-By Progressives, Streaming Stacks, Reel Surges, Free Spin Bonuses, and much more. Their main game features are wrapped inside crisp graphics and sounds that maximize the hardware’s capabilities to provide universal player appeal that helps optimize our customer’s operations.

Table Products

In addition to our existing portfolio of EGMs, we also offer our customers more than 40 unique table product offerings, including live felt table games, side bet offerings, progressives, signage, and other ancillary table game equipment. Our table products are designed to enhance the table games section of the casino floor (commonly known as “the pit”). Over the past 10 years, there has been a trend of introducing side bets on blackjack tables to increase the game’s overall hold. Our table products segment offers a full suite of side bets and specialty table games that capitalize on this trend, and we believe that this segment will serve as an important growth engine for our company by generating further cross-selling opportunities with our EGM offerings. As of December 31, 2018, we had placed 3,162 table products domestically and internationally and based on the number of products placed, we believe we are presently a leading supplier of table products to the gaming industry.

Our premium game titles include Criss Cross Poker, Chase The Flush, Dai Bacc, and Double Draw Poker, to name a few. This segment of the table product business provides an area for growth and expansion in the marketplace, as the industry’s revenues are currently primarily dominated by a single competitor, and we have recently expanded our sales efforts to cover greater territory. The game mechanics of our proprietary, premium titles take classic public domain games and offer a twist on game play that increases volatility while simultaneously increasing hold for operators. This means players experience larger wins, which keeps them engaged in the games for longer periods of time, and operators have the potential to earn incremental revenue. We also recently acquired five dynamic new games: Super 4 Progressive Blackjack, Blackjack Match Progressive, Jackpot Blackjack, Royal 9, and Jackpot Baccarat. These games have more than 700 installs worldwide and feature a simple, rewarding side bet that extends the winning experience in interactive ways and further engages players.

As one of the fastest-growing bonus bets in the world, Buster Blackjack headlines our side-bets product category, quadrupling its installed base since we acquired the title in 2015. Most recently, Buster Blackjack has been installed at Harrah’s New Orleans Casino and Horseshoe Baltimore Maryland Casino. In addition to Buster Blackjack, we have other top-performing side-bet games such as War Blackjack, In-Bet, Push Your Luck, and Trifecta Blackjack.

Bonus Spin Blackjack is a first-of-its kind wheel-based table products progressive side-bet solution that uses built-in, light-up bet sensors, a tablet-style dealer interface, and a progressive engine that’s fully customizable. Operators can offer anything from a progressive top prize, a fixed top prize, or an experience-based top prize. Sophisticated 3D graphics and a double-sided display draw players into the game and show prizes, results, and bet limits. By adding Bonus Spin to any of their table products, operators can instantly be more effective at marketing their games by offering customizable prizes that target specific player segments, resulting in more player excitement, interaction, and a potential increase in revenues and visits. In addition, Bonus Spin can be easily added to any of our table products, providing substantial growth opportunities. Bonus Spin was recognized among the Top 20 Most Innovative Gaming & Technology Products Awards of 2017. As of December 31, 2018, and in less than one year since its launch, we have placed more than 250 Bonus Spin units.

In 2018, due to our success with Bonus Spin Blackjack, we formally introduced Bonus Spin Xtreme at the Global Gaming Expo 2018 which we expect will be launched in 2019. This next-generation of Bonus Spin is a progressive side-bet that attracts players with three eye-catching wheels, and offers a community bonus feature that awards secondary prizes to every player who has wagered a side-bet.

Another AGS progressive innovation is STAX, which offers multi-level and must-hit-by progressive jackpots that can be added to basic table games like blackjack, as well as AGS proprietary table games like Criss Cross Poker and Chase the Flush. This game, with it’s eye-catching, colorful display advertising the progressive levels, and the opportunity for players to win more, won the top award for table innovation in the 2019 Gaming & Technology Awards and the Top 20 Most Innovative Gaming & Technology Products Awards of 2017.

One of the newer areas of our Table Products segment are ancillary equipment offerings to table games, such as card shufflers and table signage, which provide casino operators a greater variety of choice in the marketplace. This product segment includes baccarat signage, animated roulette readerboards, and our highly anticipated single-card shuffler, Dex S, which was approved by our industry’s primary independent testing lab Gaming Laboratories International (“GLI”) in 2018 and we expect to launch full-scale in early 2019. The Dex S shuffler features a streamlined design with fewer moving parts, making it exceptionally functional, economical, and reliable, and it easily fits into existing table cutouts so casino operators can seamlessly install without changing their current layouts or replacing any tables. We believe that the table equipment area of our business holds many opportunities for growth, as the technology currently installed in the signage and readerboard areas are in a replacement cycle.

Interactive

Our Business-to-Consumer (“B2C”) social casino games include online versions of our popular EGM titles and are accessible to players worldwide on multiple mobile platforms, which we believe establishes brand recognition and cross-selling opportunities. Our B2C social casino games operate on a free-to-play model, whereby game players may collect virtual currency or other virtual consumable goods (collectively referred to as “virtual goods” or “virtual currency”) free of charge, through the passage of time or through targeted marketing promotions. Additionally, players have the ability to send free “gifts” of virtual goods to their friends through interactions with certain social platforms. If a game player wishes to obtain virtual goods above and beyond the level of free virtual goods available to that player, the player may purchase additional virtual goods. Once obtained, virtual currency (either free or purchased) cannot be redeemed for cash nor exchanged for anything other than game play. We design our portfolio of B2C games to appeal to the interests of the broad group of people who like to play casino-themed social and mobile games.

Currently, our B2C social casino games consist of our mobile app, Lucky Play Casino. The app contains numerous AGS game titles available for consumers to play for fun or with chips they purchase in the app. Some of our most popular social games include content that is also popular in land-based casinos, such as Fire Wolf, Gold Dragon Red Dragon, Legend of the White Buffalo, Royal Reels, Colossal Diamonds, So Hot, Monkey in the Bank, and many more. Our B2C games leverage the global connectivity and distribution of Facebook, as well as mobile platforms such as the Apple App Store for Apple devices and the Google Play Store for Android devices, which provides a platform to offer our games as well payment processing.

We have recently expanded into the Business-to-Business (“B2B”) space, whereby we enable our land-based casino customers to brand the social gaming product with their own casino name and brand identity through our Social White-Label Casino (“WLC”) solution. This turn-key, free-to-play mobile casino app solution blends the casino’s brand with AGS’ player-

favorite games to strengthen a casino’s relationship with players, provide monetization opportunities while players are off property, reach new players, and incentivize players to return to the casino. To date, five customers are using our Social WLC solution.

With the acquisition of Gameiom Technologies Limited (formerly known as “Gameiom”, and currently known as “AGS iGaming”) in the current year, we now offer a B2B platform for content aggregation used by RMG and sports-betting partners. Our acquired B2B platform aggregates content from game suppliers and offers on-line casino operators the convenience to reduce the number of integrations that are needed to supply the on-line casino. By integrating with us, on-line casino operators have access to a significant amount of content from several game suppliers. AGS iGaming operates in regulated, legal on-line gaming jurisdictions such as the UK and parts of Europe.

Other Segment Information

Customers and marketing. We market our products to casinos and other legal gaming establishments around the world with our domestic and international sales force and several domestic and international distributors and/or representatives. We believe the quality and breadth of our customer base is a strong testament to the effectiveness and performance of our product offerings, technological innovation, and customer service. Our customer base includes leading casino operators in leading established gaming markets such as the United States, Canada, and Latin America. Our customers include, among others, Caesars Entertainment, MGM Resorts International, Poarch Band of Creek Indians, and the Chickasaw Nation.

Our products and the locations in which we may sell them are subject to the licensing and product approval requirements of various national, state, provincial, and tribal jurisdictional agencies that regulate gaming around the world.  See “Regulation and Licensing” section below. We lease and sell our products, with an emphasis on leasing versus selling. We service the products we lease and offer service packages to customers who purchase products from us.

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

Our primary EGM production facility is located in Oklahoma City, Oklahoma. Production at this facility includes assembling and refurbishing gaming machines (excluding gaming cabinets), parts support and purchasing. We also assemble EGMs at our Las Vegas, Nevada and Mexico City, Mexico facilities at lower volumes to support the Nevada, California and Mexican markets, respectively. System production is based at our Atlanta, Georgia office, where our system design team and our U.S. research and development team are based. Table games products are primarily manufactured in our Las Vegas, Nevada facility, with the exception of the Dex S shuffler, which is produced in Oklahoma City, Oklahoma.

Field service technicians are located in various jurisdictions throughout the United States and Mexico and are dispatched from centralized call centers. They are responsible for installing, maintaining and servicing the electronic gaming machines, table games and systems.

Customers

We believe the quality and breadth of our customer base is a strong testament to the effectiveness and quality of our product offerings, technological innovation and customer service. At the core of our relationship with our customers is our participation model, which aligns our financial incentives with those of our customers through a shared dependence on the games’ performance. The combination of our customer-aligned participation model, quality customer service and strong game performance has allowed us to develop long-term relationships with our tribal and commercial casino customers. Our top participation customers have been with us for more than a decade, and we believe that we maintain long-term relationships with key customer decision-makers.

We have historically offered select existing and prospective customers an upfront payment, or placement fee, in exchange for exclusive rights to a percentage of their floor space. To a lesser extent, we have offered financing for casino development and expansion projects. In addition to our long-term relationships and contractual arrangements, the consistent demand for our games from the loyal, repeat players of our games further ensures our strong presence on our customers’ casino floors.

Within the Native American tribal market, we provide both Class II and Class III games. We also serve customers in commercial, video lottery terminal, charity bingo and route-based markets.

Oklahoma is our largest market and our EGMs in the state accounted for approximately 22% of our total revenue for the year ended December 31, 2018. Our largest customer is the Chickasaw Nation, a Native American gaming operator in Oklahoma, which accounted for approximately 11% of our total revenue for the year ended December 31, 2018. The revenues we earn from the Chickasaw Nation are derived from numerous agreements, which are scheduled for renewal in 2019, but which we would expect to renew.

Alabama is our second largest domestic market and our EGMs in the state accounted for approximately 9% of our total revenue for the year ended December 31, 2018. The Poarch Band of Creek Indians, a Native American gaming operator in Alabama, is our second largest customer and accounted for approximately 9% of our total revenue for the year ended December 31, 2018.

For the year ended December 31, 2018, we did not receive more than 10% of our total revenue from any of our other customers.

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

The Company enters into development agreements and placement fee agreements with certain customers to secure floor space under lease agreements for its gaming machines. Amounts paid in connection with the development agreements are repaid to the Company in accordance with the terms of the agreement, whereas placements fees are not reimbursed. For development agreements in the form of a loan, interest income is recognized on the repayment of the loan based on the stated rate or, if not stated explicitly in the development agreement, on an imputed interest rate. If the stated interest rate is deemed to be other than a market rate or zero, a discount is recorded on the loan receivable as a result of the difference between the stated and market rate and a corresponding intangible asset is recorded. These agreements have typically been longer-term contracts, ranging from four to seven years depending on the amount of financing provided, market, and other factors.

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

For our interactive segment, we enter into agreements whereby revenues are generated from (1) B2C social products where customers purchase virtual coins to play social casino games, (2) B2B social products where we obtain a percentage of monthly revenue generated by the white label casino apps that we build and operate for our customers, and (3) B2B RMG revenues which are earned primarily based on a percentage of the revenue produced by the games on our game aggregation platform that we provide to certain on-line RMG operators as well as monthly platform fees and initial integration fees.

Research and Development

We conduct research and development through an internal team to develop new gaming systems and gaming content. Research and development costs consist primarily of salaries and benefits, travel and expenses and other professional services. For the years ended December 31, 2018, 2017 and 2016, we incurred research and development costs of $31.7 million, $25.7 million and $21.3 million, respectively. We employ 246 game developers, software and system programmers, project managers and other development and administrative staff that oversee internal game development efforts and manage third party relationships. The technology and game development division for the EGM segment operates primarily out of our Atlanta, Georgia, Austin, Texas and Sydney, Australia locations as well as a studio in Las Vegas, Nevada that primarily supports our Table Products segment. We also have development and support teams for our Interactive segment in Tel Aviv, Israel. Additionally, we hire independent contractors in the Ukraine to support the on-line operations of AGS iGaming. The Company does not have customer-sponsored research and development costs.

Intellectual Property

We use a combination of internally developed and third-party intellectual property, all of which we believe maintain and enhance our competitive position and protect our products. Such intellectual property includes owned or licensed patents, patent applications, trademarks, and trademark applications in the United States. In addition, we have rights in intellectual property in certain foreign jurisdictions. Some of these rights, however, are shared with other third parties, including in an industry wide manufacturers’ patent pool. Additionally, pursuant to our license agreements with third-party game developers, we license and distribute gaming software. We also have pooling arrangements with third parties, whereby all parties to such arrangement are permitted to use certain intellectual property contributed to the pool.

Competition

We encounter competition from other designers, manufacturers and operators of electronic gaming machines, table products, social casino and real-money gaming games. Our competitors range from small, localized companies to large, multi-national corporations, several of which have substantial resources and market share.

Our competitors for the live casino floor gaming machines include, but are not limited to, International Game Technology PLC (“IGT”), Scientific Games Corporation (“Scientific Games”), Aristocrat Technologies Inc. (“Aristocrat”), Everi Holdings Inc. (“Everi”), Konami Co. Ltd. (“Konami”), Ainsworth Game Technology Ltd., and Galaxy Gaming, Inc. Additionally, there are hundreds of non-gaming companies that design and develop social casino games and apps and real-money gaming products and services. Many of our competitors are large, well-established companies with substantially larger operating staffs and greater capital resources and have been engaged in the design, manufacture and operation of gaming products for many years. Some of these companies contain significant intellectual property including patents in gaming technology and hardware design, systems and game play and trademarks. In addition, the larger competitors contain significantly larger content portfolios and content development capability and resources, are licensed in markets throughout the United States, and have international distribution. IGT, Scientific Games, Aristocrat, and Konami all have a presence in the back-office accounting and player tracking business which expands their relationship with casino customers. Aristocrat and Everi are our primary competitors in the Class II market.

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

Employees

As of December 31, 2018, we had over 678 full-time equivalent employees, with approximately 169 employed internationally and approximately 509 employed domestically.

We are not a party to any collective bargaining agreements in the United States and have not experienced any strikes or work stoppages in the past.

Regulation and Licensing

Licensing and Suitability Determinations

We operate in numerous gaming jurisdictions, and our business operations, which include the manufacture, sale, and distribution, of gaming devices, gaming related equipment, related software and/or the provision of gaming related services, are subject to extensive federal, state, local, tribal and foreign government regulation as applicable in each of the gaming jurisdictions in which we operate. A significant portion of our operations take place at facilities conducting gaming activities on the tribal lands of Native American tribes resulting in our operations being subject to tribal and/or federal and sometimes state regulation depending on the classification of gaming being conducted in each such case as defined in the Indian Gaming Regulatory Act of 1988 (“IGRA”). In states where commercial gaming has been legalized, our operations are conducted subject to the applicable federal, state, and local government regulation.

While the specific regulatory requirements of the various jurisdictions vary, the gaming laws in most jurisdictions require us, each of our subsidiaries engaged in manufacturing, selling and distributing gaming products and services, our directors, officers and employees and, in some cases, certain entities or individuals who hold some level of beneficial ownership, typically 5% or more, in the Company or its affiliates as well as our lenders and other individuals or entities affiliated with us (contractually or otherwise) to obtain a license, permit, finding of suitability or other approval from gaming authorities. Gaming authorities have broad discretion in determining whether an applicant qualifies for licensing or should be deemed suitable and the burden of demonstrating suitability and the cost of the investigation is the responsibility of the applicant. While the criteria vary between jurisdictions, generally, in determining whether to grant or renew a license, the gaming authorities will consider the good character, honesty and integrity of the applicant and the financial ability, integrity and responsibility of the applicant. For individual applicants, gaming authorities consider the individual’s business experience and reputation for good character, the individual’s criminal history and the character of those with whom the individual associates. Qualification and suitability determinations for individuals requires the individual to submit detailed personal and financial information to the gaming authority, followed by a thorough background investigation. Gaming authorities may deny an application for licensing or a determination of suitability for any cause which they deem reasonable. If one or more gaming authorities were to find that an officer, director or key employee fails to qualify or is unsuitable to participate in the gaming industry in such jurisdiction, we would be required to sever all relationships with such person. Additionally, gaming authorities may require us to terminate the employment of any person who refuses to file appropriate applications. The gaming regulators having jurisdiction over us have broad power over our business operations and may deny, revoke, suspend, condition, limit, or not renew our gaming or other licenses, permits or approvals, impose substantial fines and take other action, any one of which could adversely impact our business, financial condition and results of operation. We believe we and our officers, directors, managers, key employees and affiliates have obtained or are in the process of obtaining all required gaming related licenses, permits, findings of suitability and other forms of approvals necessary to carry on our business.

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

Notwithstanding the 5% ownership threshold, gaming authorities have broad discretion and each person who acquires, directly or indirectly, beneficial ownership of any voting security or beneficial or record ownership of any nonvoting security of any debt security of ours may be required to be found suitable if a gaming authority has reason to believe that such person’s acquisition of that ownership would otherwise be inconsistent with the declared policy of the jurisdiction.

Generally, any person who fails or refuses to apply for a finding of suitability or a license within the prescribed period of time after being advised that such a finding or license is required by a gaming authority may be denied a license or be found unsuitable. The same restrictions may also apply to a record owner if the record owner, after being requested, fails to identify the beneficial owner. Any person denied a license or found unsuitable and who holds, directly or indirectly, any beneficial ownership interest in us beyond such period of time as may be prescribed by the applicable gaming authorities may be guilty of a criminal offense. Additionally, we may be subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have a relationship with us or any of our subsidiaries, we:

•	pay that person any dividend or interest upon our voting securities;

•	allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;

•	pay remuneration in any form to that person for services rendered or otherwise; or

•	fail to pursue all lawful efforts to terminate our relationship with that person including, if necessary, the immediate purchase of said voting securities for cash at fair market value.

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

Testing and Approvals of our Gaming Products

Many jurisdictions require our gaming devices, related gaming equipment, software, and platform to be tested for compliance with the jurisdiction’s technical standards and regulations prior to our being permitted to distribute such devices, equipment, software and platform. The gaming authorities will conduct rigorous testing of our devices, equipment, software and platform through a testing laboratory which may be operated by the gaming authority or by an independent third party and may require a field trial of the device, equipment, software or platform before determining that it meets the gaming authority’s technical standards. As part of the approval process, a gaming authority may require us to modify, update, or revise our device, equipment, software or platform and the approval process may require several rounds before approval is ultimately granted. The time required for product testing can be extensive.

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

Class III. Class III gaming includes all other forms of gaming that are neither Class I nor Class II and includes a broad range of traditional casino games such as slot machines, blackjack, craps and roulette, as well as wagering games and electronic facsimiles of any game of chance. The IGRA generally permits a Native American tribe to conduct Class III gaming activities on reservation lands subject to the detailed requirements of the IGRA and provided that the Native American tribe has entered into a written agreement or compact with the state that specifically authorizes the types of Class III gaming the tribe may offer. The tribal-state compacts vary from state to state. Many such tribal-state compacts address the manner and extent to which the state or tribe will license manufacturers and suppliers of gaming devices and conduct background investigations and certify the suitability of persons such as officers, directors, key persons and, in some cases, shareholders of gaming device manufacturers and suppliers.

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

Under the IGRA, the NIGC’s authority to approve gaming-related contracts is limited to management contracts and collateral agreements related to management contracts. A “management contract” includes any agreement between a Native American tribe and a contractor if such contract or agreement provides for the management of all or part of a gaming operation. To the extent that any of our agreements with Native American tribes are deemed to be management contracts, such agreements would require the approval of the NIGC in order to be valid. To our knowledge, none of our current agreements with Native American tribes qualify as management contracts under the IGRA

In addition, to the extent that any of our agreements with Native American tribes are deemed by the NIGC to create an impermissible proprietary interest, such agreements are void and unenforceable. To our knowledge, none of our current agreements with Native American tribes create an impermissible proprietary interest in Indian gaming.

International Regulation

Certain foreign countries permit the importation, sale, and operation of gaming equipment, software and related equipment in casino and non-casino environments. Some countries prohibit or restrict the payout feature of the traditional slot machine or limit the operation and the number of slot machines to a controlled number of casinos or casino-like locations. Gaming equipment must comply with the individual country’s regulations. Certain jurisdictions do not require the licensing of gaming equipment operators and manufacturers. In Mexico, for example, gaming regulations have not been formalized and although we believe that we are compliant with the current informal regulations, if there are changes or new interpretations of the regulations in that jurisdiction we may be prevented or hindered from operating our business in Mexico.

Social Gaming Regulation

With respect to our social interactive gaming business, it is largely unregulated at this time. There are, however, movements in some jurisdictions to review social interactive gaming and possibly implement social interactive gaming regulations. We cannot predict the likelihood, timing, scope or terms of any such regulation or the extent to which any such regulation would affect our social interactive gaming business.

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

Available Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) of the Exchange Act will be made available free of charge on or through our website at www.playags.com as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. The information on our website is not, and shall not be deemed to be, part of this report or incorporated into any other filings we make with the SEC. You may also read and obtain copies of any document we file at the SEC’s website. The address of this website is www.sec.gov.

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

Some U.S. jurisdictions have introduced or proposed smoking bans in public venues, including casinos, which may reduce player traffic in the facilities of our current and prospective customers, which may reduce revenues on our participation electronic gaming machines or impair our future growth prospects and therefore may adversely impact our revenues in those jurisdictions. Other participants in the gaming industry have reported declines in gaming revenues following the introduction of a smoking ban in jurisdictions in which they operate and we cannot predict the magnitude or timing of any decrease in revenues resulting from the introduction of a smoking ban in any jurisdiction in which we operate.

We have a history of operating losses and a significant accumulated deficit, and we may not achieve or maintain profitability in the future.

We have not been profitable and cannot predict when we will achieve profitability, if ever. As of December 31, 2018, we had an accumulated deficit of approximately $222.4 million, as a result of historical operating losses. These losses have resulted principally from depreciation and amortization, interest, research and development, sales and marketing and administrative expenses. We also expect our costs to increase in future periods. For example, we intend to expend significant funds to expand our sales and marketing operations, develop new products, meet the increased compliance requirements associated with our transition to and operation as a public company, and expand into new markets, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of other reasons, including the other risks described in this Form 10-K, and unforeseen expenses, difficulties, complications and delays, and other unknown events. While we believe our growth strategy will help us achieve profitability, there can be no guarantee. If we are unable to achieve and sustain profitability, our stock price may significantly decrease.

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

Due to the ever-changing threat landscape, our operations and services may be subject to certain risks, including hacking or other unauthorized access to control or view systems.

Companies are under increasing attack by cybercriminals around the world. While we implement security measures within our operations and systems, those measures may not prevent cybersecurity breaches; the access, capture, or alteration of information by criminals; the exposure or exploitation of potential security vulnerabilities; distributed denial of service attacks; the installation of malware or ransomware; acts of vandalism; computer viruses; or misplaced data or data loss that could be detrimental to our reputation, business, financial condition, and results of operations. Third parties, including our vendors, could also be a source of security risk to us in the event of a failure of their own products, components, networks, security systems, and infrastructure. In addition, we cannot be certain that advances in criminal capabilities, new discoveries in the field of cryptography, or other developments will not compromise or breach the technology protecting the networks that access our products and services.
Our Interactive segment’s products are accessed through the Internet, and leverage the connectivity of Facebook and other mobile platforms. As such, security breaches in connection with the delivery of our services via the Internet may affect us and could be detrimental to our reputation, business, operating results, and financial condition. In addition, we depend on our information technology infrastructure for the business-to-business and business-to-consumer portions of our Interactive Segment. Security breaches of, or sustained attacks against, this infrastructure could create system disruptions and shutdowns that could negatively impact our operations. We continue to invest in new and emerging technology and other solutions to protect our network and information systems, but there can be no assured that these investments and solutions will prevent any of the risks described above.
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

Brexit. On June 23, 2016, the United Kingdom held a referendum at which the electorate voted to leave the Council of the European Union (the “E.U.”). On March 29, 2017, the government of the United Kingdom invoked article 50 of the Treaty of Lisbon (the “Treaty”) and formally initiated the withdrawal of the United Kingdom from the E.U. The Treaty provides for a period of up to two years for negotiation of withdrawal arrangements, at the end of which (whether or not agreement has been reached) the treaties cease to apply to the withdrawing member state unless the European Council, in agreement with the member state concerned, unanimously decides to extend this period. While the government of the United Kingdom and the E.U. continue the withdrawal negotiations, and possibly after these negotiations have been completed, there is considerable uncertainty as to the position of the United Kingdom and the arrangements which will apply to its relationships with the E.U. and other countries following its withdrawal. This uncertainty may affect other countries in the E.U., or elsewhere, if they are considered to be impacted by these events. Additionally, political parties in several other E.U. member states have proposed that a similar referendum be held to determine their country’s membership in the E.U. It is unclear whether any other E.U. member states will hold such referendums, but such referendums could result in one or more other countries leaving the E.U. or in major reforms being made to the E.U. or to the Eurozone. It is also unclear what status Gibraltar will have after the withdrawal of the United Kingdom from the E.U. This outcome may further have a material adverse effect on our operations as AGS iGaming operates in Gibraltar.

Foreign currency exchange rate fluctuations and other risks could impact our business.

For the year ended December 31, 2018, we derived approximately 11% of our revenue from customers outside of the United States. Our consolidated financial results are affected by foreign currency exchange rate fluctuations. Foreign currency exchange rate exposures arise from current transactions and anticipated transactions denominated in currencies other than U.S. dollars and from the translation of foreign currency denominated balance sheet accounts into U.S. dollar-denominated balance sheet accounts. We are exposed to currency exchange rate fluctuations because portions of our revenue and expenses are denominated in currencies other than the U.S. dollar, particularly the Mexican Peso. If a foreign currency is devalued in a jurisdiction in which we are paid in such currency, we may require our customers to pay higher amounts for our products, which they may be unable or unwilling to pay.

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

We generate a substantial amount of our total revenue from two customers and in two states.

For the year ended December 31, 2018, approximately 22% of our total revenue was derived from gaming operations in Oklahoma, and approximately 11% of our total revenue was from one Native American gaming tribe in that state. Additionally, for the year ended December 31, 2018, approximately 9% of our total revenue was derived from gaming operations in Alabama, and approximately 9% of our total revenue was from one Native American gaming tribe in that state. The significant concentration of our revenue in Oklahoma and Alabama means that local economic, regulatory and licensing changes in Oklahoma or Alabama may adversely affect our business disproportionately to changes in national economic conditions, including adverse economic declines or slower economic recovery from prior declines. While we continue to seek to diversify the markets in which we operate, changes to our business, operations, game performance and customer relationships in Oklahoma or Alabama, due to changing gaming regulations or licensing requirements, higher taxes, increased competition, declines in market revenue share percentages or otherwise, could have a material and adverse effect on or financial condition and results of operations. In addition, changes in our relationship with our two largest customers, including any disagreements or disputes, a decrease in revenue share, removal of electronic gaming machines or non-renewal of contracts, could have a material and adverse effect on our financial condition and results of operations.

Our business depends on the protection of our intellectual property and proprietary information and on our ability to license intellectual property from third parties.

We believe that our success depends, in part, on protecting our intellectual property in the U.S. and in foreign countries and our ability to license intellectual property from third parties on commercially reasonable terms. The patent, trademark and trade secret laws of some countries may not protect our intellectual property rights to the same extent as the laws of the United States. Our intellectual property includes certain patents, trademarks and copyrights relating to our products and services (including electronic gaming machines, interactive gaming products, table games, card shufflers and accessories ), as well as proprietary or confidential information that is not subject to patent or similar protection. Our success may depend, in part, on our ability to obtain protection for the trademarks, names, logos or symbols under which we market our products and to obtain copyright and patent protection for our proprietary technologies, intellectual property and innovations. There can be no assurance that we will be able to build and maintain consumer value in our trademarks, obtain patent, trademark or copyright protection or that any trademark, copyright or patent will provide us with competitive advantages. In particular, the Alice Corp. v. CLS Bank International (2014) U.S. Supreme Court decision tightened the standard for patent eligibility of software patents and other court decisions in recent years have trended towards a narrowing of patentable subject matter. A change in view at the United States Patent and Trademark Office (the “USPTO”) has resulted in Patents for table games having been put into serious doubt by the USPTO. Thus, our ability to protect table games with patents can impact our ability to sustain a competitive advantage. Furthermore, at least one federal court has held that United States patent, trademark and trade secret laws of general application are not binding on Native American tribes absent a binding waiver of sovereign immunity. These and similar decisions in the future may negatively impact the validity or enforceability of certain of our patents, our ability to protect our inventions, innovations and new technology and the value of our substantial patent portfolio.

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

We are continuing to maintain our internal controls over financial reporting.

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

We are a highly leveraged company. As of December 31, 2018, we had $538.8 million aggregate principal amount of outstanding indebtedness, in addition to $30.0 million available for borrowing under the revolving credit facility at that date. For the year ended December 31, 2018, we had debt service costs of $42.3 million.

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

Changes to the method of determining LIBOR or a the selection of a replacement for LIBOR may affect our financial instruments.

In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop collecting LIBOR rates from banks after 2021. The announcement indicates that LIBOR will not continue to exist on the current basis. We are unable to predict the effect of any changes to LIBOR, the establishment and success of any alternative reference rates, or any other reforms to LIBOR or any replacement of LIBOR that may be enacted in the United Kingdom or elsewhere. Such changes, reforms or replacements relating to LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives or other financial instruments or extensions of credit held by or due to us.

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

We are an “emerging growth company,” and are able take advantage of reduced disclosure requirements applicable to “emerging growth companies,” which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and, for as long as we continue to be an “emerging growth company,” we intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies.” These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” until the earliest of(i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (iii) the last day of our fiscal year following the fifth anniversary of the consummation of our initial public offering, and (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will continue to incur significant costs and devote substantial management time as a result of operating as a public company, particularly after we are no longer an “emerging growth company.”

As a public company, we will continue to incur significant legal, accounting and other expenses. For example, we will be required to comply with certain requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the Securities and Exchange Commission, and the New York Stock Exchange, our stock exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We expect that compliance with these requirements continue to result in increased legal and financial compliance costs and will continue to make some activities more time consuming and costly. In addition, we expect that our management and other personnel will continue to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to continue incurring significant expenses and devote substantial management effort toward ensuring compliance with the requirements of the Sarbanes-Oxley Act. In that regard, we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

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

Even though we are no longer effectively controlled by Apollo, Apollo’s interests may conflict with our interests and the interests of other stockholders.

As of December 31, 2018, VoteCo, an entity owned and controlled by individuals affiliated with Apollo, beneficially owns 33.5% of our common equity pursuant to an irrevocable proxy, which provides VoteCo with sole voting and sole dispositive power over all shares beneficially owned by the the Apollo Group, which includes any of (a) Apollo Gaming Holdings, L.P. (“Holdings”), (b) Apollo Investment Fund VIII, L.P., (c) each of their respective affiliates (including, for avoidance of doubt, any syndication vehicles and excluding, for the avoidance of doubt, any portfolio companies of Apollo Management VIII, L.P. or its affiliates other than Holdings, VoteCo, the Company and their respective subsidiaries) to which any transfers of our common stock are made and (d) VoteCo to the extent that it has beneficial ownership of shares of our common stock pursuant to an irrevocable proxy (collectively, the “Apollo Group”). The Apollo Group beneficially owns 33.5% of our common equity. As a result, the Apollo Group beneficially owns less than 50% of our equity, and VoteCo and individuals affiliated with Apollo no longer have effective control and do not have significant influence over the outcome of votes on all matters requiring approval by our stockholders, including entering into significant corporate transactions such as mergers, tender offers and the sale of all or substantially all of our assets and issuance of additional debt or equity. Nevertheless, the interests of Apollo and its affiliates, including the Apollo Group, could conflict with or differ from our interests or the interests of our other stockholders. For example, the concentration of ownership held by the Apollo Group could delay, defer or prevent a change of control of our company or impede a merger, takeover or other business combination which may otherwise be favorable for us. Additionally, Apollo and its affiliates are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete, directly or indirectly with us. Apollo and its affiliates may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as the Apollo Group continues to directly or indirectly own a significant amount of our equity, even though such amount is less than 50%, Apollo and its affiliates will continue to be able to substantially influence or effectively control our ability to enter into corporate transactions.

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

•	authorizing “blank check” preferred stock, the terms and issuance of which can be determined by our board of directors without any need for action by stockholders;

•	restricting stockholders from acting by written consent or calling special meetings;

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

You may be diluted by the future issuance of additional common stock or convertible securities in connection with our incentive plans, acquisitions or otherwise, which could adversely affect our stock price.

As of December 31, 2018, we had 414,646,704 shares of common stock authorized but unissued. Our amended and restated articles of incorporation authorize us to issue these shares of common stock and options, rights, warrants and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved 1,651,244 shares for issuance upon exercise of outstanding stock options and restricted shares and 1,607,389 for issuances under our new equity incentive plan. Any common stock that we issue, including under our new equity incentive plan or other equity incentive plans that we may adopt in the future, as well as under outstanding options would dilute the percentage ownership held by the investors who purchase common stock in this offering.

From time to time in the future, we may also issue additional shares of our common stock or securities convertible into common stock pursuant to a variety of transactions, including acquisitions. Our issuance of additional shares of our common stock or securities convertible into our common stock would dilute your ownership of us and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of our common stock.

Future sales of our common stock in the public market, or the perception in the public market that such sales may occur, could reduce our stock price.

A substantial amount of our outstanding shares of common stock, including those held by Apollo and members of management, are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. All of the issued and outstanding shares of our common stock are eligible for future sale, subject to the applicable volume, manner of sale, holding periods and other limitations of Rule 144. Sales of significant amounts of stock in the public market could adversely affect prevailing market prices of our common stock.

We do not anticipate paying dividends on our common stock in the foreseeable future.

We do not anticipate paying any dividends in the foreseeable future on our common stock. We intend to retain all future earnings for the operation and expansion of our business and the repayment of outstanding debt. Our senior secured credit facilities contain, and any future indebtedness likely will contain, restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to pay dividends and make other restricted payments. As a result, capital appreciation, if any, of our common stock may be your major source of gain for the foreseeable future. While we may change this policy at some point in the future, we cannot assure you that we will make such a change. See “Dividend Policy.”

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

Our amended and restated articles of incorporation authorize us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock respecting dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the common stock. No shares of preferred stock have been issued to date.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We currently lease the following properties:

Location	Purpose	Square footage	Segment
308 Anthony Ave., Oklahoma City, OK. 73128	Administrative offices, manufacturing and warehousing	91,961	EGM, Table Products
2400 Commerce Ave, Duluth, GA 30096	Research and development	55,264	EGM
5475 S. Decatur Blvd. #100, Las Vegas, NV. 89118	Corporate headquarters, manufacturing and warehousing	42,964	EGM, Table Products
165 Ottley Drive, Atlanta, GA 30324	Research and development	19,533	EGM
Lago Tana No. 43, Warehouse 8 and 10, Colonia Huichapan, Mexico City, Mexico	Warehousing	18,191	EGM
39 Delhi Road, Suite 1, Level 5, Triniti II, Sydney, Australia	Research and development	8,450	EGM
Jaime Balmes No. 8, office no. 204, Colonia Los Morales Polanco, Mexico City, Mexico	Administrative offices	8,154	EGM
11401 Century Oaks Terrace, Austin, TX. 78758	Administrative offices	2,951	EGM
24 Raoul Wallenberg St. Building C, Floors 5 and 10, Tel Aviv, Israel	Research and development	1,850	Interactive
Elizabeth House, St. Mary’s Road, Hinckley, Leicestershire. LE10 1EO	Administrative offices	1,452	Interactive

None of the properties listed above are held in fee or subject to any major encumbrance. In addition to those listed above, we lease a number of additional properties in the United States and internationally that support our operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock began trading on the NYSE under the symbol “AGS” on January 26, 2018. On March 01, 2019, we had approximately 2 holders of record.

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

The ability of our board of directors to declare a dividend is also subject to limits imposed by Nevada corporate law. Under Nevada law, our board of directors and the boards of directors of our corporate subsidiaries incorporated in Delaware may declare dividends only to the extent of our “surplus,” which is defined as total assets at fair market value minus total liabilities, minus statutory capital, or if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally our debt agreements contain limitations on our ability to declare and pay dividends.

Equity Compensation

Refer to Item 11 for a description of the Company’s Management Incentive Plan.

Stockholder Return Performance Graph

The following graph compares the cumulative total return to stockholders on our then outstanding shares of common stock, the New York Stock Exchange (“NYSE”) Composite Index and indices of our peer group companies that operate in industries or lines of business similar to ours from January 2018, the month in which we completed our initial public offering, through December 31, 2018. Our peer group companies consist of Aristocrat (Australian Securities Exchange: ALL), IGT (New York Stock Exchange: IGT), Everi Holdings Inc. (New York Stock Exchange: EVRI) and Scientific Games Corporation (Nasdaq Composit Index: SGMS).

The companies in each peer group have been weighted based on their relative market capitalization each year. The graph assumes that $100 was invested in our then outstanding common stock, the New York Stock Exchange and the peer group indices at the beginning of the one-year period and that any dividends were reinvested. The comparisons are not intended to be indicative of future performance of our shares of common stock.

	1/18	1/18	2/18	3/18	4/18	5/18	6/18	7/18	8/18	9/18	10/18	11/18	12/18
PlayAGS	100.00	105.78	111.95	125.73	122.22	136.86	146.32	154.32	173.19	159.30	131.08	121.35	124.32
NYSE Composite	100.00	104.47	99.13	97.78	98.44	98.87	98.89	102.66	103.38	104.09	97.27	99.53	91.05
Peer Group	100.00	98.12	92.91	91.66	100.90	109.18	105.35	107.04	95.56	84.92	78.89	76.13	63.21

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data set forth below is qualified in its entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements, the notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K. The selected financial data presented below has been derived from the audited financial statements, including the consolidated balance sheets as of December 31, 2018, 2017, 2016, 2015, and 2014, and the related consolidated statements of operations and comprehensive loss and of cash flows for the years ended December 31, 2018, 2017, 2016, 2015 and 2014. The historical results set forth below do not indicate results expected for any future periods. Our future results of operations will be subject to significant business, economic, regulatory and competitive uncertainties and contingencies, some of which are beyond our control (amounts in thousands, except per share data):

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
Consolidated Statement of Operations Data:
Revenues	$285,299	$211,955	$166,806	$123,292	$72,140
Income / (loss) from operations	25,290	14,502	(17,064)	(29,439)	(8,421)
Net loss	(20,846)	(45,106)	(81,374)	(38,545)	(28,376)
Total comprehensive loss	(20,817)	(44,363)	(84,109)	(40,644)	(28,087)
Basic and diluted loss per common share:
Basic	$(0.61)	$(1.94)	$(3.51)	$(1.92)	$(1.83)
Diluted	$(0.61)	$(1.94)	$(3.51)	$(1.92)	$(1.83)

	As of December 31,
	2018	2017	2016	2015	2014
Consolidated Balance Sheet Data:
Total assets	$731,342	$697,242	$634,092	$711,147	$256,152
Total liabilities	595,538	725,177	617,664	610,610	192,396
Total long-term obligations (1)	548,099	681,457	584,635	580,661	166,057
Total stockholders’ equity/(deficit)	135,804	(27,935)	16,428	100,537	63,756
(1) Includes long-term debt, deferred tax liability - noncurrent, and other long-term liabilities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a leading designer and supplier of EGMs and other products and services for the gaming industry. Founded in 2005, we historically focused on supplying EGMs, including slot machines, video bingo machines, and other electronic gaming devices, to the Native American gaming market, where we maintain an approximately 19% market share of all Class II EGMs. Since 2014, we have expanded our product line-up to include: (i) Class III EGMs for commercial and Native American casinos permitted to operate Class III EGMs, (ii) table game products and (iii) interactive products, all of which we believe provide us with growth opportunities as we expand in markets where we currently have limited or no presence. Our expansion into Class III and ancillary product offerings has driven our strong growth and momentum in revenue, EGM adjusted EBITDA and our installed base. For the year ended December 31, 2018, 71% of our total revenue was generated through recurring contracted lease agreements whereby we place EGMs and table game products at our customers’ gaming facilities under either a revenue sharing agreement (we receive a percentage of the revenues that these products generate) or fee-per-day agreement (we receive a daily or monthly fixed fee per EGM or table game product), or recurring revenue from our Interactive gaming operations. We operate our business in three distinct segments: EGMs, Table Products and Interactive. Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line.
EGM Segment

EGMs constitute our largest segment, representing 95% of our revenue for the year ended December 31, 2018. We have a library over 350 proprietary game titles that we deliver on several state-of-the-art EGM cabinets, including ICON and Orion Upright (our core cabinets), Orion Portrait (our core plus cabinet) and Orion Slant (our premium cabinets) and Big Red/Colossal Diamonds (our specialty large-format jumbo cabinet). Our cabinets and game titles are consistently named among the top-performing premium leased games in the industry. We also have developed a new Latin-style bingo cabinet called Alora, which we plan to use in select international markets, including Mexico, the Philippines, and potentially Brazil.

We design all of our cabinets with the intention of capturing the attention of players on casino floors while aiming to maximize operator profits. The fourth quarter 2018 Eilers-Fantini Quarterly Slot Survey stated our premium leased games outperform most of the EGMs manufactured by our competitors, generating win per day that is up to 1.7 times higher than house average.

We have increased our installed base of EGMs every year from 2005 through the year ended December 31, 2018, and as of December 31, 2018, our total EGM footprint comprised 24,647 units (16,296 domestic and 8,351 international). We remain highly focused on continuing to expand our installed base of leased EGMs in markets that we currently serve as well as new jurisdictions where we do not presently have any EGMs installed. Since our founding, we have made significant progress in expanding the number of markets where we are licensed to sell or lease our EGMs. In 2005, we were licensed in three states (5 total licenses) and currently we are licensed in 38 U.S. states and eight foreign countries (approximately 270 total licenses). As of December 31, 2018, our installed base represented only approximately 2.4% of the total domestic market of approximately 990,000 EGMs installed throughout the United States and Canada. According to Eilers & Krejcik, U.S. casino operators expect to allocate approximately 4% of their 2018 EGM purchases to AGS products. We believe we are positioned to gain significant market share over the next several years.

We offer our customers the option of either leasing or purchasing our EGMs and associated gaming systems. Currently, we derive a substantial portion all of our revenues from EGMs installed under revenue sharing or fee-per-day lease agreements, also known as “participation” agreements, and we refer to such revenue generation as our “participation model”. As we expand into new gaming markets and roll out our new and proprietary cabinets and titles, we expect the sales of gaming machines and systems will play an increasingly important role in our business and will complement our core participation model.

We are focused on creating new internal content and leveraging our Atlas operating platform, as a conduit for our current and future products. Currently, our ICON, Orion Portrait , Orion Slant and Orion Upright cabinets run on the Atlas operating platform. We will continue porting our legacy games onto the Atlas platform, enhancing both our Class II and III offerings. We expect internally-generated content to be a larger source of our installed base going forward.

We categorize our EGM titles into two main groups: “Core” and “Premium and Specialty”. Our Core titles have a proven track record of success and are targeted at maintaining and growing our current installed base. Our Premium titles include unique and niche titles that provide a distinctive player experience and are targeted at increasing floor space in both existing and new jurisdictions. Specialty titles describe our jumbo games, such as Colossal Diamonds, and games made specifically for high-limit winnings. In total, our development teams have the capabilities to produce approximately 50 games per year. We believe this strategy of producing diversified content will enable us to maintain and grow our market leadership within our current Class II base, as well as continue our expansion into Class III commercial and tribal casinos.

Table Products

In addition to our existing portfolio of EGMs, we also offer our customers more than 40 unique table product offerings, including live felt table games, side bet offerings, progressives, signage, and other ancillary table game equipment. Our table products are designed to enhance the table games section of the casino floor (commonly known as “the pit”). Over the past 10 years, there has been a trend of introducing side bets on blackjack tables to increase the game’s overall hold. Our table products segment offers a full suite of side bets and specialty table games that capitalize on this trend, and we believe that this segment will serve as an important growth engine for our company, including by generating further cross-selling opportunities with our EGM offerings. As of December 31, 2018, we had placed 3,162 table products domestically and internationally and based on the number of products placed, we believe we are presently a leading supplier of table products to the gaming industry .

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

Interactive

Our Business-to-Consumer (“B2C”) social casino games include online versions of our popular EGM titles and are accessible to players worldwide on multiple mobile platforms, which we believe establishes brand recognition and cross-selling opportunities. Our B2C social casino games operate on a free-to-play model, whereby game players may collect virtual currency or other virtual consumable goods (collectively referred to as “virtual goods” or “virtual currency”) free of charge, through the passage of time or through targeted marketing promotions. Additionally, players have the ability to send free “gifts” of virtual goods to their friends through interactions with certain social platforms. If a game player wishes to obtain virtual goods above and beyond the level of free virtual goods available to that player, the player may purchase additional virtual goods. Once obtained, virtual currency (either free or purchased) cannot be redeemed for cash nor exchanged for anything other than game play. We design our portfolio of B2C games to appeal to the interests of the broad group of people who like to play casino-themed social and mobile games.

Currently, our B2C social casino games consist of our mobile app, Lucky Play Casino. The app contains numerous AGS game titles available for consumers to play for fun or with chips they purchase in the app. Some of our most popular social casino games include content that is also popular in land-based casinos such as Fire Wolf, Gold Dragon Red Dragon, Legend of the White Buffalo, Royal Reels, Colossal Diamonds, So Hot, Monkey in the Bank, and many more. Our B2C games leverage the global connectivity and distribution of Facebook, as well as mobile platforms such as the Apple App Store for Apple devices and the Google Play Store for Android devices, which provides a platform to offer our games as well payment processing.

We have recently expanded into the Business-to-Business (“B2B”) space, whereby we enable our land-based casino customers to brand the social gaming product with their own casino name and brand identity through our Social White-Label Casino (“WLC”) solution. This turnkey, free-to-play mobile casino app solution blends the casino’s brand with AGS’ player-favorite games to strengthen a casino’s relationship with players, provide monetization opportunities while players are off property, reach new players, and incentivize players return to the casino. To date, five customers are using our Social WLC solution.

With the acquisition of Gameiom Technologies Limited (formerly known as “Gameiom”, and currently known as “AGS iGaming”) in the current year, we now offer a B2B platform for content aggregation used by RMG and sports-betting partners. Our acquired B2B platform aggregates content from game suppliers and offers on-line casino operators the convenience to reduce the number of integrations that are needed to supply the on-line casino. By integrating with us, on-line casino operators have access to a significant amount of content from several game suppliers. AGS iGaming operates in regulated, legal on-line gaming jurisdictions such as the UK and parts of Europe.

Other Segment Information

Customers and marketing. We market our products to casinos and other legal gaming establishments around the world with our domestic and international sales force and several domestic and international distributors and/or representatives. We believe the quality and breadth of our customer base is a strong testament to the effectiveness and performance of our product offerings, technological innovation, and customer service. Our customer base includes leading casino operators in leading established gaming markets such as the United States, Canada, and Latin America. Our customers include, among others, Caesars Entertainment, MGM Resorts International, Poarch Band of Creek Indians, and the Chickasaw Nation.

Our products and the locations in which we may sell them are subject to the licensing and product approval requirements of various national, state, provincial, and tribal jurisdictional agencies that regulate gaming around the world.  See “Regulation and Licensing” section below. We lease and sell our products, with an emphasis on leasing versus selling. We service the products we lease and offer service packages to customers who purchase products from us.

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

AGS iGaming

During the quarter ended June 30, 2018, the Company acquired all of the equity of Gameiom, a licensed gaming aggregator and content provider for real-money gaming (“RMG”) and sports betting partners.

The total consideration for this acquisition was $5.0 million, which included cash paid of $4.5 million and $0.5 million of deferred consideration that is payable within 18 months of the acquisition date. The consideration was preliminarily allocated primarily to goodwill that is not tax deductible for $3.7 million and intangible assets of $2.1 million.

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

In Bet Gaming

In August 2017, we acquired five dynamic, new games from New Jersey-based In Bet Gaming (“In Bet”), including Super 4, Blackjack Match Progressive, Jackpot Blackjack, Royal 9, and Jackpot Baccarat. At the acquisition date, these games had approximately 500 installs worldwide and the acquisition represents our largest table game investment to date. Each of these games features a simple, rewarding side bet that extends the winning experience in interactive ways and further engages players. The acquisition of In Bet strategically combined In Bet’s innovative table game side bet technology with our expertise in table game progressive technology to deliver players and operators unmatched gaming play.

The acquisition was accounted for as an acquisition of a business and the assets acquired and liabilities assumed were measured based on our estimates of their fair values at the acquisition date. We attribute the goodwill acquired to our ability to commercialize the products over our distribution and sales network, opportunities for synergies, and other strategic benefits. The total consideration for this acquisition was $9.6 million, which included an estimated $2.6 million of contingent consideration that is payable upon the achievement of certain targets and periodically based on a percentage of product revenue earned on the purchased table games.  The consideration was allocated primarily to tax deductible goodwill for $3.2 million and intangible assets of $5.5 million, which will be amortized over a weighted average period of approximately 9 years.

Results of Operations

Year Ended December 31, 2018 compared to the Year Ended December 31, 2017
The following tables set forth certain selected audited consolidated financial data for the periods indicated (in thousands, except key performance indicators):

	Year ended December 31,		$	%
	2018	2017	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$201,809	$170,252	31,557	18.5%
Equipment sales	83,490	41,703	41,787	100.2%
Total revenues	285,299	211,955	73,344	34.6%
Operating expenses
Cost of gaming operations	39,268	31,742	7,526	23.7%
Cost of equipment sales	39,670	19,847	19,823	99.9%
Selling, general and administrative	63,038	44,015	19,023	43.2%
Research and development	31,745	25,715	6,030	23.4%
Write-downs and other charges	8,753	4,485	4,268	95.2%
Depreciation and amortization	77,535	71,649	5,886	8.2%
Total operating expenses	260,009	197,453	62,556	31.7%
Income from operations	25,290	14,502	10,788	74.4%
Other expense (income)
Interest expense	37,607	55,511	(17,904)	(32.3)%
Interest income	(207)	(108)	(99)	(91.7)%
Loss on extinguishment and modification of debt	6,625	9,032	(2,407)	(26.6)%
Other expense (income)	10,488	(2,938)	13,426	457.0%
Loss before income taxes	(29,223)	(46,995)	17,772	(37.8)%
Income tax benefit	8,377	1,889	6,488	343.5%
Net loss	$(20,846)	$(45,106)	24,260	53.8%

Revenues

Gaming Operations. The increase in gaming operations revenue was primarily due to the increase in our EGM installed base. During the year ended December 31, 2018, revenues increased due to the contribution of 1,500 EGMs acquired from Rocket in December 2017 as described in Item 15. “Exhibits and Financial Statement Schedules.” Note 2 to our condensed consolidated financial statements. The increase is also attributable to the continued success of our ICON cabinet and the popularity of our Orion Portrait cabinet and the placement of over 500 domestic Class II units in casino expansions and newly opened casinos offset by the strategic removal of approximately 500 EGMs in the third quarter at one casino as well as the sale of previously leased EGMs. Additionally, we had an increase of $1.25, or 4.9% in our domestic EGM revenue per day driven by our new product offerings, recently entered jurisdictions and through the optimization of our installed base by installing our newer and more competitive game content on our EGMs. In addition, the increase is due to the increase of 624 international EGM units, which is attributable to our gaining market share in under serviced markets within Mexico. Furthermore, we had a $3.4 million increase in Table Products gaming operations revenue which is attributable to the increase in the Table Products installed base to 3,162 units compared to 2,400 units in the prior year period most notably due to the increased installed base of our side bets and progressive games as well as revenue from the In Bet games for the entire current year period, as those games were acquired in August of 2017.

Equipment Sales. The increase in equipment sales is due to the sale of 4,387 EGM units in the year ended December 31, 2018, compared to 2,565 EGM units in the prior year period. The increase in the number of units sold is primarily attributable to the success of our premium Orion Portrait cabinet and our growth in the Class III market as well as the continued success of our ICON and Orion Slant cabinet. The increase was also attributable to a $2,031, or 12.4% increase in the average sales price compared to the prior year period. The increase in the average sales price is due to the higher sales price of our premium Orion Portrait and Orion Slant cabinets compared to other cabinets.

Operating Expenses

Cost of gaming operations. The increase in costs of gaming operations was the result of our increased installed base of 24,647 EGM units compared to 23,805 units in the prior year period, as well as increased table games installed base that increased 31.8% compared to the prior year period. As a percentage of gaming operations revenue, costs of gaming operations was 19.5% for the year ended December 31, 2018 compared to 18.6% for the prior year primarily due to increased service costs, as well as period costs related to manufacturing.

Cost of Equipment Sales. The increase in cost of equipment sales is attributable to 4,387 EGM units sold for the year ended December 31, 2018 compared to 2,565 in the prior year period. As a percentage of equipment sales revenue, costs of equipment sales was 47.5% for the year ended December 31, 2018 compared to 47.6% for the prior year period primarily due to changes in the mix of products sold in each period and the costs to manufacture the sold products.

Selling, general and administrative. The increase in selling, general and administrative expenses is primarily due to $8.0 million of stock-based compensation expense (which includes an initial charge of $6.2 million recorded in connection with the IPO), increase in salary and benefit costs of $5.8 million due to higher headcount. Additionally, the increase is attributable to professional fees of $5.8 million related to the acquisition and integration of AGS iGaming, the Company’s IPO and related offerings as well as legal settlements, increased occupancy and costs related to our increased presence of $2.4 million, and increased insurance costs of $0.7 million. These increases were offset by decreases in property tax of $1.1 million, user acquisition costs of $1.3 million, and bad debts and customer related concessions in the amount of $1.5 million.

Research and development. The increase in research and development expenses is primarily due to $2.7 million of stock-based compensation expense (which includes an initial charge of $1.6 million recorded in connection with the IPO), an increase of $2.0 million of salary and benefit costs due to higher headcount, and the remaining increase is related to professional fees, software testing and external product approval costs. As a percentage of total revenue, research and development expense was 11.1% for the period ended December 31, 2018 compared to 12.1% for the prior year period.

Write-downs and other charges. The Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) include various non-routine transactions or consulting and transaction-related fees that have been classified as write-downs and other charges. During the year ended December 31, 2018, the Company recognized $8.8 million in write-downs and other charges driven by losses from the disposal of assets of $2.0 million, the impairment of goodwill related to Interactive Social Gaming reporting unit of $4.8 million (the Company used level 3 fair value measurements based on projected cash flows), the full impairment of intangible assets related to game titles and assets associated with terminated development agreements of $1.3 million (the Company used level 3 of observable inputs in conducting the impairment tests), and a fair value adjustment to contingent consideration of $0.7 million (the Company used level 3 fair value measurements based on projected cash flows).

During the year ended December 31, 2017, the Company recognized $4.5 million in write-downs and other charges driven by losses from the disposal of assets of $3.2 million, write-offs related to prepaid royalties of $0.7 million, the full impairment of certain intangible assets of $0.6 million (level 3 fair value measurement based on projected cash flows for the specific assets), losses from the disposal of intangible assets of $0.5 million, offset by a fair value adjustment to an acquisition contingent receivable of $0.6 million (level 3 fair value measurements based on projected cash flows). The contingency was resolved in the quarter ending March 31, 2017.

Due to the changing nature of our write-downs and other charges, we describe the composition of the balances as opposed to providing a year over year comparison.

Depreciation and amortization. The increase was predominantly due to a $5.2 million increase in depreciation driven by an increased installed base, and an increase of amortization expense of $0.7 million due to the acquisition of In Bet, AGS iGaming and Rocket Gaming Systems. See Item 15. “Exhibits and Financial Statement Schedules.” Note 2 for a detailed discussion regarding the acquisitions of In Bet, AGS iGaming and Rocket Gaming Systems.

Other Expense (Income)

Interest expense. The decrease in interest expense is predominantly attributed to the redemption of our 11.25% senior secured PIK notes in January 2018. Additionally, several transactions resulted in a decrease of our weighted average interest rate, including the termination of our senior secured credit facilities and seller notes and entering into a first lien credit agreement on June 6, 2017 and further decreases in the interest rate on our first lien credit facilities that we obtained on February 7, 2018 and October 5, 2018. See Item 15. “Exhibits and Financial Statement Schedules.” Note 6 for a detailed discussion regarding long-term debt. These decreases were partially offset by an increase in the principal amounts outstanding under the first lien credit facilities as of December 31, 2018, compared to the amount outstanding at December 31, 2017.

Loss on extinguishment and modification of debt. The decrease is attributed to the refinancing of the Company’s long-term debt, as described in Item 15. “Exhibits and Financial Statement Schedules.” Note 6 to our consolidated financial statements. Approximately $3.9 million of deferred loan costs and discounts, which related to senior secured PIK notes and first lien credit facilities, were written-off and included in the loss on extinguishment and modification of debt and $2.7 million in third-party costs related to the first lien credit facilities were expenses.

During the year ended December 31, 2017, the Company recognized (a) approximately $3.3 million of deferred loan costs and discounts, which related to our old senior secured credit facilities and were written off as a portion of the loss on extinguishment and modification of debt, and (b) expensed $5.7 million in debt issuance costs related to the first lien credit facilities.

Other expense (income). The increase is predominantly attributed to the write-off in the current year of indemnification receivables of $9.3 million as the related liability for uncertain tax positions was also written off due to the applicable lapse in the statute of limitations. See Item 15. “Exhibits and Financial Statement Schedules.” Note 12 for a detailed description of the indemnification receivable. The remaining change was due to the effect of foreign currency fluctuation on trade payables and receivables denominated in foreign currencies.

Income Taxes

The Company’s effective income tax rate for the year ended December 31, 2018, was a benefit of 28.7%. The difference between the federal statutory rate of 21% and the Company’s effective tax rate for the year ended December 31, 2018, was primarily due to changes in our valuation allowance on deferred tax assets, various permanent items and the lapse in applicable statute of limitations for certain uncertain tax positions. The Company’s effective income tax rate for the year ended December 31, 2017, was a benefit of 4.0%. The difference between the federal statutory rate of 35% and the Company’s effective tax rate for the year ended December 31, 2017 was primarily due to changes in our valuation allowance on deferred tax assets.

Year Ended December 31, 2017 compared to the Year Ended December 31, 2016
The following tables set forth certain selected audited consolidated financial data for the periods indicated (in thousands, except key performance indicators):

	Year ended December 31,		$	%
	2017	2016	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$170,252	$154,857	15,395	9.9%
Equipment sales	41,703	11,949	29,754	249.0%
Total revenues	211,955	166,806	45,149	27.1%
Operating expenses
Cost of gaming operations	31,742	26,736	5,006	18.7%
Cost of equipment sales	19,847	6,237	13,610	218.2%
Selling, general and administrative	44,015	46,108	(2,093)	(4.5)%
Research and development	25,715	21,346	4,369	20.5%
Write-downs and other charges	4,485	3,262	1,223	37.5%
Depreciation and amortization	71,649	80,181	(8,532)	(10.6)%
Total operating expenses	197,453	183,870	13,583	7.4%
Income/(loss) from operations	14,502	(17,064)	31,566	185.0%
Other expense (income)
Interest expense	55,511	59,963	(4,452)	(7.4)%
Interest income	(108)	(57)	(51)	(89.5)%
Loss on extinguishment and modification of debt	9,032	—	9,032	100.0%
Other expense	(2,938)	7,404	(10,342)	(139.7)%
Loss before income taxes	(46,995)	(84,374)	37,379	44.3%
Income tax benefit	1,889	3,000	(1,111)	(37.0)%
Net loss	$(45,106)	$(81,374)	36,268	44.6%

Revenues

Gaming Operations. The increase in gaming operations revenue was primarily due to the increase in our EGM installed base of approximately 600 domestic units, which is primarily attributable to the continued success of our ICON cabinet and the popularity of our new Orion Portrait cabinet, as well as the purchase of approximately 1,500 EGMs from Rocket in December 2017 as described in as described in Item 15. “Exhibits and Financial Statement Schedules.” Note 2 to our consolidated financial statements. In addition, the increase is also attributed to the increase of approximately 800 international EGM units, which is attributable to our gaining market share in under serviced markets within Mexico. We also had an increase in our domestic EGM revenue per day driven by our new product offerings, recently entered jurisdictions and through the optimization of our installed base by installing our newer and more competitive game content on our EGMs. Although the Company has experienced a decrease in participation share rates for gaming revenue received pursuant to participation agreements with certain Native American tribal customers, player demand, driven by the Company’s newer and more competitive game content, has offset the effects of decreased participation share rates and domestic EGM revenue per day has increased in total. The fiscal year ended December 31, 2017 results have been negatively impacted by $0.7 million relating to foreign currency fluctuations compared to the prior year period. Additionally, we had a $1.4 million increase in Table Products gaming operations revenue which is attributable to the increase in the Table Products installed base to 2,400 units compared to 1,500 units in the prior year period most notably due to the purchase of In Bet assets with an installed base of 493 table games.

Equipment Sales. The increase in equipment sales is due to the sale of 2,565 units in the year ended December 31, 2017, compared to 465 units in the prior year period. The increase in the number of units sold is primarily attributable to the success of our new ICON and Orion Portrait cabinets and our growth in the Class III market in which many customers prefer to buy rather than lease EGMs. The increase was also attributable to a $1,432, or 9.6%, increase the average sales price compared to the prior year period. The increase in equipment sales was offset by a decrease in revenues from the sale of nontransferable and nonexclusive licenses of certain licensed game content to a third party for $4.3 million in the prior year period that was not present in the year ended December 31, 2017.

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

Research and development. The increase in research and development expenses is driven by increased salary and benefit costs of $4.3 million due to higher headcount and protype parts and testing of $1.7 million associated with the development of our new Orion Portrait and Orion Slant cabinets, which are offset by decreased professional fees related to software testing and compliance of $1.9 million. As a percentage of total revenue, research and development expense was 12.1% for the year ended December 31, 2017 compared to 12.8% for the prior year period.

Write-downs and other charges. The Consolidated Statements of Operations and Comprehensive Loss include various non-routine transactions or consulting and transaction-related fees that have been classified as write downs and other charges. During the year ended December 31, 2017, the Company recognized $4.5 million in write-downs and other charges driven by losses from the disposal of assets of $3.2 million, write-offs related to prepaid royalties of $0.7 million, the full impairment of certain intangible assets of $0.6 million (level 3 fair value measurement based on projected cash flows for the specific same titles), losses from the disposal of intangible assets of $0.5 million, offset by a fair value adjustment to an acquisition contingent receivable of $0.6 million (level 3 fair value measurements based on projected cash flows). The contingency was resolved in the quarter ending March 31, 2017.

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

Other Expense (Income), net

Interest expense. The decrease in interest expense is primarily attributed to the termination of our senior secured credit facilities and seller notes as well as entering into a first lien credit agreement on June 6, 2017. See Item 15. “Exhibits and Financial Statement Schedules.” Note 6 to our consolidated financial statements for a detailed discussion regarding long-term debt. These transactions resulted in a lower weighted average interest rate. These decreases were partially offset by an increase in the average principal amounts outstanding under the senior secured PIK notes of $15.8 million as of December 31, 2017, compared to the amount outstanding at December 31, 2016.

Loss on extinguishment and modification of debt. The increase is attributed to the refinancing of the Company’s long-term debt, as described in Item 15. “Exhibits and Financial Statement Schedules.” Note 6 to our consolidated financial statements. Approximately $3.3 million of deferred loan costs and discounts related to our old senior secured credit facilities were written off as a portion of the loss on extinguishment and modification of debt and $5.7 million in debt issuance costs related to the first lien credit facilities were expensed.

Other expense (income). The increase is primarily attributed to a $5.3 million change in the balance of the tax indemnification receivable recorded in connection with the acquisition of Cadillac Jack. To a lesser extent, the change was due effect of foreign currency fluctuation on trade payables and receivables denominated in foreign currencies.

Income Taxes

The Company’s effective income tax rate for the year ended December 31, 2017, was a benefit of 4.0%. The difference between the federal statutory rate of 35% and the Company’s effective tax rate for the year ended December 31, 2017, was primarily due to changes in our valuation allowance on deferred tax assets and effects of H.R. 1, originally known as the “Tax Cuts and Jobs Act,” (the “Tax Act”) that was enacted on December 22, 2017. The Company’s effective income tax rate for the year ended December 31, 2016, was a benefit of 3.6%. The difference between the federal statutory rate of 35% and the Company’s effective tax rate for the year ended December 31, 2016, was primarily due to changes in our valuation allowance on deferred tax assets.

Segment Operating Results

We report our business segment results in accordance with the “management approach.” The management approach follows the internal reporting used by our chief operating decision maker, who is our Chief Executive Officer, for making decisions and assessing performance of our reportable segments.

See Item 8. “Financial Statements and Supplementary Data” Note 1 for a detailed discussion of our three segments. Each segment’s activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of its product lines. We evaluate the performance of our operating segments based on revenues and segment adjusted EBITDA.

Segment revenues include leasing, licensing or selling of products within each reportable segment. We measure segment performance in terms of revenue, segment-specific adjusted EBITDA and unit placements. We believe that unit placements are an important gauge of segment performance for EGMs and Table Products because it measures historical market placements of leased and sold units and provides insight into potential markets for next-generation products and service. We do not present a cumulative installed base as previously sold units may no longer be in use by our customers or may have been replaced by other models or products. For our Interactive segment, we view the number of unique players and revenues provided by players on a daily or monthly basis.

Electronic Gaming Machines

Year Ended December 31, 2018 compared to the Year Ended December 31, 2017

	Year ended December 31,		$	%
	2018	2017	Change	Change
EGM segment revenues:
Gaming operations	$187,809	$158,335	$29,474	18.6%
Equipment sales	83,216	41,596	41,620	100.1%
Total EGM revenues	$271,025	$199,931	$71,094	35.6%

EGM segment expenses:
Cost of gaming operations(1)	35,216	28,103	7,113	25.3%
Cost of equipment sales(1)	39,627	19,839	19,788	99.7%
Selling, general and administrative	55,933	38,224	17,709	46.3%
Research and development	26,018	22,446	3,572	15.9%

EGM segment adjusted expenses:
Adjusted cost of gaming operations(2)	(33,061)	(24,683)	8,378	33.9%
Cost of equipment sales	(39,627)	(19,839)	19,788	99.7%
Adjusted selling, general and administrative(2)	(42,182)	(32,316)	9,866	30.5%
Adjusted research and development(2)	(23,336)	(19,988)	3,348	16.8%

Accretion of placement fees	4,552	4,680	(128)	(2.7)%

EGM adjusted EBITDA	$137,371	$107,785	$29,586	27.4%

EGM unit information:
VLT	797	1,217	(420)	(34.5)%
Class II	11,790	11,952	(162)	(1.4)%
Class III	3,709	2,909	800	27.5%
Domestic installed base, end of period	16,296	16,078	218	1.4%
International installed base, end of period	8,351	7,727	624	8.1%
Total installed base, end of period	24,647	23,805	842	3.5%

Domestic revenue per day	$27.02	$25.77	$1.25	4.9%
International revenue per day	$8.41	$8.31	$0.10	1.2%
Total revenue per day	$20.96	$19.88	$1.08	5.4%

EGM units sold	4,387	2,565	1,822	71.0%
Average sales price	$18,360	$16,329	$2,031	12.4%
(1) Exclusive of depreciation and amortization.
(2) For a reconciliation of this item to its most closely comparable GAAP number, please see the tables set forth under “-Adjusted Expenses.”

Gaming Operations Revenue

The increase in gaming operations revenue was primarily due to the increase in our EGM installed base. During the year ended December 31, 2018, revenues increased due to the contribution of 1,500 EGMs acquired from Rocket in December 2017 as described in Item 15. “Exhibits and Financial Statement Schedules.” Note 2 to our condensed consolidated financial statements. The increase is also attributable to the continued success of our ICON cabinet and the popularity of our Orion Portrait cabinet and the placement of over 500 domestic Class II units in casino expansions and newly opened casinos offset by the strategic removal of approximately 500 EGMs in the third quarter at one casino as well as the sale of previously leased EGMs. Additionally, we had an increase of $1.25, or 4.9% in our domestic EGM revenue per day driven by our new product offerings, recently entered jurisdictions and through the optimization of our installed base by installing our newer and more competitive game content on our EGMs. In addition, the increase is due to the increase of 624 international EGM units, which is attributable to our gaining market share in under serviced markets within Mexico.

Equipment Sales

The increase in equipment sales is due to the sale of 4,387 units in the year ended December 31, 2018, compared to 2,565 units in the prior year period. The increase in the number of units sold is primarily attributable to the success of our premium Orion Portrait cabinet and our growth in the Class III market as well as the continued success of our ICON cabinet. The increase was also attributable to a $2,031, or 12.4% increase in the average sales price compared to the prior year period. The increase in the average sales price is due the higher sales price of our premium Orion Portrait cabinet compared to other cabinets.

EGM Adjusted EBITDA

EGM adjusted EBITDA includes the revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write-downs and other charges, accretion of placement fees, as well as other costs. See Item 15 “Exhibits and Financial Statement Schedules.” Note 14 for further explanation of adjustments. The increase in EGM adjusted EBITDA is attributable to the increases in revenue described above, and offset by increased adjusted selling, general and administrative expenses of $9.9 million, and increased research and development expenses of $3.3 million, both driven by the increase in salaries and benefit costs due to increased headcount and other operating expenses. The increase in revenue was further offset by increased adjusted cost of gaming operations and equipment sales of $28.2 million due to higher sales volume. EGM adjusted EBITDA margin was 50.7% and 53.9% for the year ended December 31, 2018 and 2017, respectively. The decrease in adjusted EBITDA margin is attributable to the increased proportion of equipment sales as part of total revenues, increased service costs and period costs related to manufacturing and increased operating costs.

Year Ended December 31, 2017 compared to the Year Ended December 31, 2016

	Year ended December 31,		$	%
	2017	2016	Change	Change
EGM segment revenues:
Gaming operations	$158,335	$144,510	$13,825	9.6%
Equipment sales	41,596	11,897	29,699	249.6%
Total EGM revenues	$199,931	$156,407	$43,524	27.8%

EGM segment expenses:
Cost of gaming operations(1)	28,103	23,195	4,908	21.2%
Cost of equipment sales(1)	19,839	6,237	13,602	218.1%
Selling, general and administrative	38,224	34,901	3,323	9.5%
Research and development	22,446	17,951	4,495	25.0%

EGM segment adjusted expenses
Adjusted cost of gaming operations(2)	(24,683)	(18,903)	5,780	30.6%
Cost of equipment sales	(19,839)	(6,237)	13,602	218.1%
Adjusted selling, general and administrative(2)	(32,316)	(27,310)	5,006	18.3%
Adjusted research and development(2)	(19,988)	(16,930)	3,058	18.1%

Accretion of placement fees	4,680	4,702	(22)	(0.5)%

EGM adjusted EBITDA	$107,785	$91,729	$16,056	17.5%

EGM unit information:
VLT	1,217	1,223	(6)	(0.5)%
Class II	11,952	10,361	1,591	15.4%
Class III	2,909	2,369	540	22.8%
Domestic installed base, end of period	16,078	13,953	2,125	15.2%
International installed base, end of period	7,727	6,898	829	12.0%
Total installed base, end of period	23,805	20,851	2,954	14.2%

Domestic revenue per day	$25.77	$24.74	$1.03	4.2%
International revenue per day	$8.31	$9.23	$(0.92)	(10.0)%
Total revenue per day	$19.88	$19.78	$0.10	0.5%

EGM units sold (3)	2,565	465	2,100	451.6%
Average sales price (3)	$16,329	$14,897	$1,432	9.6%
(1) Exclusive of depreciation and amortization.
(2) For a reconciliation of this item to its most closely comparable GAAP number, please see the tables set forth under “-Adjusted Expenses.”
(3) Does not include the sale of approximately 850 older generation gaming machines in secondary markets in 2016.

Gaming Operations Revenue

The increase in gaming operations revenue was primarily due to the increase in our EGM installed base of approximately 600 domestic units, which is primarily attributable to the continued success of our ICON cabinet and the popularity of our new Orion Portrait cabinet, as well as the purchase of approximately 1,500 EGMs from Rocket in December 2017 as described in as described in Item 15 “Exhibits and Financial Statement Schedules.” Note 2 to our consolidated financial statements. In addition, the increase is also attributed to the increase of approximately 800 international EGM units, which is attributable to our gaining market share in under serviced markets within Mexico. We also had an increase in our domestic EGM revenue per day driven by our new product offerings, recently entered jurisdictions and through the optimization of our installed base by installing our newer and more competitive game content on our EGMs. Although the Company has experienced a decrease in participation share rates for gaming revenue received pursuant to participation agreements with certain Native American tribal customers, player demand, driven by the Company’s newer and more competitive game content, has offset the effects of decreased participation share rates and domestic EGM revenue per day has increased in total.

Equipment Sales

The increase in equipment sales is due to the sale of 2,565 units in the year ended December 31, 2017, compared to 465 units in the prior year period. The increase in the number of units sold is primarily attributable to the continued success of our ICON cabinet and the newly released Orion Portrait cabinet and our growth in the Class III market in which many customers prefer to buy rather than lease EGMs. The increase was also attributable to an increase in the average sales price compared to the prior year period driven by the pricing of our premium Orion Portrait cabinet. The increase in equipment sales was offset by a decrease in revenues from the sale of nontransferable and nonexclusive licenses of certain licensed game content to a third party for $4.3 million in the prior year period that was not present in the year ended December 31, 2017.

EGM Adjusted EBITDA

EGM adjusted EBITDA includes the revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write downs and other charges, accretion of placement fees, as well as other costs. See Item 15 “Exhibits and Financial Statement Schedules.” Note 14 for further explanation of adjustments. The increase in EGM adjusted EBITDA is attributable to the increases in revenue described above, and offset by increased adjusted selling, general and administrative expenses of $5.0 million and increased research and development expenses of $3.1 million, both driven by the increase in salaries and benefit costs due to increased headcount. The increase in revenue was further offset by increased total cost of recurring revenue and equipment sales of $19.4 million due to higher sales volume.

Table Products

Year Ended December 31, 2018 compared to the Year Ended December 31, 2017

	Year ended December 31,		$	%
	2018	2017	Change	Change
Table products segment revenue:
Gaming operations	$7,377	$3,958	$3,419	86.4%
Equipment sales	274	107	167	156.1%
Total table products revenues	$7,651	$4,065	$3,586	88.2%

Table products segment expenses:
Cost of gaming operations(1)	1,991	1,283	708	55.2%
Cost of equipment sales(1)	43	8	35	437.5%
Selling, general and administrative	2,577	1,434	1,143	79.7%
Research and development	3,113	1,787	1,326	74.2%

Table products adjusted expenses:
Adjusted cost of gaming operations(2)	(1,907)	(1,160)	747	64.4%
Cost of equipment sales	(43)	(8)	35	437.5%
Adjusted selling, general and administrative(2)	(2,146)	(1,678)	468	27.9%
Adjusted research and development(2)	(2,613)	(1,747)	866	49.6%

Table products adjusted EBITDA	$942	$(528)	1,470	278.4%

Table products unit information:
Table products installed base, end of period	3,162	2,400	762	31.8%
Average monthly lease price	$218	$167	$51	30.5%
(1) Exclusive of depreciation and amortization.
(2) For a reconciliation of this item to its most closely comparable GAAP number, please see the tables set forth under “-Adjusted Expenses.”

Gaming Operations Revenue

The increase in Table Products gaming operations revenue is attributable to the increase in the Table Products installed base to 3,162 units for the current year ended December 31, 2018 compared to 2,400 units in the prior year period. The newly acquired 493 installs from the In Bet acquisition, our side bets, and most notably Buster Blackjack, are the primary driver of the increase in the Table Products revenue and installed base compared to the prior year period. See Item 15. “Exhibits and Financial Statement Schedules.” Note 2 for a description of the In Bet acquisition. The increase is also attributable to the higher average monthly lease price of $218, up $51 compared to last year.

Tables Products Adjusted EBITDA

Table Products adjusted EBITDA includes the revenues and operating expenses from the Table Products segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 15 “Exhibits and Financial Statement Schedules” Note 14 for further explanation of adjustments. The increase in Table Products adjusted EBITDA is attributable to the increases in revenue described above, and offset primarily by higher adjusted research and development expenses of $0.9 million related to our new card shuffler, Dex S and an increase in adjusted cost of recurring revenue of $0.7 million related to royalties on new games and progressives.

Year Ended December 31, 2017 compared to the Year Ended December 31, 2016

	Year ended December 31,		$	%
	2017	2016	Change	Change
Table products segment revenue:
Gaming operations	$3,958	$2,622	$1,336	51.0%
Equipment sales	107	52	55	105.8%
Total table products revenues	$4,065	$2,674	$1,391	52.0%

Table products segment expenses:
Cost of gaming operations(1)	1,283	1,277	6	0.5%
Cost of equipment sales(1)	8	—	8	—%
Selling, general and administrative	1,434	2,942	(1,508)	(51.3)%
Research and development	1,787	1,722	65	3.8%

Table products adjusted expenses:
Adjusted cost of gaming operations(2)	(1,160)	(1,277)	117	9.2%
Cost of equipment sales	(8)	—	(8)	—%
Adjusted selling, general and administrative(2)	(1,678)	(1,901)	223	11.7%
Adjusted research and development(2)	(1,747)	(1,159)	(588)	(50.7)%

Table products adjusted EBITDA	$(528)	$(1,663)	$1,135	68.3%

Table products unit information:
Table products installed base, end of period	2,400	1,500	900	60.0%
Average monthly lease price	$167	$194	$(27)	(13.9)%
(1) Exclusive of depreciation and amortization.
(2) For a reconciliation of this item to its most closely comparable GAAP number, please see the tables set forth under “-Adjusted Expenses.”

Gaming Operations Revenue

The increase in Table Products gaming operations revenue is attributable to the increase in the Table Products installed base to 2,400 units compared to 1,500 units in the prior year period. The newly acquired 493 installs from the In Bet acquisition, our side bets, and most notably Buster Blackjack, are the primary driver of the increase in the Table Products revenue and installed base compared to the prior year period. See Item 15. “Exhibits and Financial Statement Schedules.” Note 2 for a description of the In Bet acquisition. The increase is offset by a decrease in the average monthly lease price driven by a shift in product mix.

Tables Products Adjusted EBITDA

Table Products adjusted EBITDA includes the revenues and operating expenses from the Table Products segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 15 “Exhibits and Financial Statement Schedules.” Note 14 for further explanation of adjustments. The increase in Table Products adjusted EBITDA is attributable to the increases in revenue described above and a decrease in adjusted cost of gaming operations and equipment sales of $0.1 million offset by a net increase in the remaining operating costs related to our investment in new products research and development.

Interactive

Year Ended December 31, 2018 compared to the Year Ended December 31, 2017

	Year ended December 31,		$	%
	2018	2017	Change	Change
Interactive segment revenue:
Gaming operations	$6,623	$7,959	$(1,336)	(16.8)%
Total interactive revenue	$6,623	$7,959	$(1,336)	(16.8)%

Interactive segment expenses:
Cost of gaming operations(1)	2,061	2,356	(295)	(12.5)%
Selling, general and administrative	4,528	4,357	171	3.9%
Research and development	2,614	1,482	1,132	76.4%

Interactive segment adjusted expenses:
Adjusted cost of gaming operations(2)	(2,061)	(2,356)	(295)	(12.5)%
Adjusted selling, general and administrative(2)	(4,110)	(4,321)	(211)	(4.9)%
Adjusted research and development(2)	(2,559)	(1,698)	861	50.7%

Interactive adjusted EBITDA	$(2,107)	$(416)	$(1,691)	(406.5)%

Interactive unit information:
Average MAU(3)	168,843	192,835	(192,666)	(99.9)%
Average DAU(4)	35,278	37,542	(37,507)	(99.9)%
ARPDAU(5)	$0.45	$0.57	$0.57	100.0%
(1) Exclusive of depreciation and amortization.
(2) For a reconciliation of this item to its most closely comparable GAAP number, please see the tables set forth under “-Adjusted Expenses.”
(3) MAU = Monthly Active Users and is a count of unique visitors to our sites during a month
(4) DAU = Daily Active Users, a count of unique visitors to our sites during a day
(5) ARPDAU = Average daily revenue per DAU is calculated by dividing revenue for a period by the DAU for the period by the number of days for the period

Gaming Operations Revenue

Because of our optimization strategy, interactive gaming operations revenue decreased slightly compared to the prior year period due to the decrease in Business-to-Consumer (“B2C”) revenue. These decreases were offset by an increase in Business-to-Business (“B2B”) revenue of $0.3 million as well as an increase of $0.5 million in real money gaming revenue in the current period from our recent acquisition of AGS iGaming.

Interactive Adjusted EBITDA

Interactive adjusted EBITDA includes the revenues and operating expenses from the Interactive segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 15 “Exhibits and Financial Statement Schedules.” Note 14 for further explanation of adjustments. The decrease in interactive adjusted EBITDA is attributable to decreased revenues, as described above as well as additional operating costs incurred by AGS iGaming that were not present in the prior period offset by a decrease in user acquisition fees.

Year Ended December 31, 2017 compared to the Year Ended December 31, 2016

	Year ended December 31,		$	%
	2017	2016	Change	Change
Interactive segment revenue:
Gaming operations	$7,959	$7,725	$234	3.0%
Total interactive revenue	$7,959	$7,725	$234	3.0%

Interactive segment expenses:
Cost of gaming operations(1)	2,356	2,264	92	4.1%
Selling, general and administrative	4,357	8,265	(3,908)	(47.3)%
Research and development	1,482	1,673	(191)	(11.4)%

Interactive segment adjusted expenses:
Adjusted cost of gaming operations(2)	(2,356)	(2,264)	92	4.1%
Adjusted selling, general and administrative(2)	(4,321)	(8,265)	(3,944)	(47.7)%
Adjusted research and development(2)	(1,698)	(1,923)	225	11.7%

Interactive adjusted EBITDA	$(416)	$(4,727)	$4,311	91.2%

Interactive unit information:
Average MAU(3)	192,835	209,840	(17,005)	(8.1)%
Average DAU(4)	37,542	41,478	(3,936)	(9.5)%
ARPDAU(5)	$0.57	$0.48	$0.09	18.8%
(1) Exclusive of depreciation and amortization.
(2) For a reconciliation of this item to its most closely comparable GAAP number, please see the tables set forth under “-Adjusted Expenses.”
(3) MAU = Monthly Active Users and is a count of unique visitors to our sites during a month
(4) DAU = Daily Active Users, a count of unique visitors to our sites during a day
(5) ARPDAU = Average daily revenue per DAU is calculated by dividing revenue for a period by the DAU for the period by the number of days for the period

Gaming Operations Revenue

The increase in interactive gaming operations revenue is attributable to increases in B2C revenue of $0.1 million, which are driven by a 18.8% increase in ARPDAU for the year ended December 31, 2017 when compared to the prior year period, and to a lesser extent, increases in B2B revenue. These increases were offset by a decrease of 9.5% in average DAU driven by decreased user acquisition costs in efforts to optimize marketing spend.

Interactive Adjusted EBITDA

Interactive adjusted EBITDA includes the revenues and operating expenses from the Interactive segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 15. “Exhibits and Financial Statement Schedules.” Note 14 for further explanation of adjustments. The increase in interactive adjusted EBITDA is attributable to a decrease in adjusted operating expenses of $4.2 million, primarily driven by decreased marketing and user acquisition costs. These decreases in adjusted operating expenses were complimented by the increase in gaming operations revenues discussed above.

Total Adjusted EBITDA

The following tables provide reconciliations of segment financial information to our consolidated statement of operations. We have included revenues, operating expenses and other adjustments by segment which we believe are important to understanding the operating results of our segments:

	Year Ended December 31, 2018
	EGM	Table Products	Interactive	Total
Revenues
Gaming operations	$187,809	$7,377	$6,623	$201,809
Equipment sales	83,216	274	—	83,490
Total revenues	271,025	7,651	6,623	285,299
Cost of gaming operations(1)	35,216	1,991	2,061	39,268
Cost of equipment sales(1)	39,627	43	—	39,670
Selling, general and administrative	55,933	2,577	4,528	63,038
Research and development	26,018	3,113	2,614	31,745
Write-downs and other charges	3,925	—	4,828	8,753
Depreciation and amortization	73,871	2,707	957	77,535
Total operating expenses	234,590	10,431	14,988	260,009

Write-downs and other
Loss on disposal of long-lived assets	1,963	—	—	1,963
Impairment of long-lived assets	1,261	—	4,828	6,089
Fair value adjustments to contingent consideration and other items	701	—	—	701
Acquisition costs	-			—
Depreciation and amortization	73,871	2,707	957	77,535
Accretion of placement fees(2)	4,552			4,552
Non-cash stock compensation expense (3)	9,810	929	194	10,933
Acquisitions and integration related costs including restructuring and severance(4)	3,500	—	144	3,644
Initial public offering(5)	2,426	2	—	2,428
Legal and litigation expenses including settlement payments(6)	857	—	135	992
New jurisdictions and regulatory licensing costs(7)	—	—	—	—
Non-cash charge on capitalized installation and delivery(8)	1,997	84	—	2,081
Non-cash charges and loss on disposition of assets(9)	—	—	—	—
Other adjustments(10)	(2)	—	—	(2)
Adjusted EBITDA	$137,371	$942	$(2,107)	$136,206
(1) Exclusive of depreciation and amortization.
(2) Non-cash items related to the accretion of contract rights under development agreements and placement fees.
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
(8) Non-cash charges on capitalized installation and delivery primarily include the costs to acquire contracts that are expensed over the estimated life of each contract.
(9) Non-cash charges and loss on disposition of assets are primarily composed of non-cash inventory obsolescence charges.

(10) Other adjustments are primarily composed of professional fees incurred by the Company for projects, corporate and public filing compliance, contract cancellation fees, and other costs deemed to be non-operating in nature.

	Year Ended December 31, 2017
	EGM	Table Products	Interactive	Total
Revenues
Gaming operations	$158,335	$3,958	$7,959	$170,252
Equipment sales	41,596	107	—	41,703
Total revenues	199,931	4,065	7,959	211,955
Cost of gaming operations(1)	28,103	1,283	2,356	31,742
Cost of equipment sales(1)	19,839	8	—	19,847
Selling, general and administrative	38,224	1,434	4,357	44,015
Research and development	22,446	1,787	1,482	25,715
Write-downs and other charges	4,485	—	—	4,485
Depreciation and amortization	69,151	1,663	835	71,649
Total operating expenses	182,248	6,175	9,030	197,453

Write-downs and other
Loss on disposal of long-lived assets	3,901	—	—	3,901
Impairment of long-lived assets	1,214	—	—	1,214
Fair value adjustments to contingent consideration and other items	(630)	—	—	(630)
Acquisition costs	—	—	—	—
Depreciation and amortization	69,151	1,663	835	71,649
Accretion of placement fees (2)	4,680	—	—	4,680
Non-cash stock-based compensation expense(3)	—	—	—	—
Acquisitions and integration related costs including restructuring and severance(4)	2,989	164	(217)	2,936
Initial public offering(5)	—	—	—	—
Legal and litigation expenses including settlement payments(6)	949	(426)	—	523
New jurisdictions and regulatory licensing costs(7)	2,050	12	—	2,062
Non-cash charge on capitalized installation and delivery(8)	1,912	—	—	1,912
Non-cash charges and loss on disposition of assets(9)	1,202	—	—	1,202
Other adjustments(10)	2,684	169	37	2,890
Adjusted EBITDA	$107,785	$(528)	$(416)	$106,841
(1) Exclusive of depreciation and amortization.
(2) Non-cash items related to the accretion of contract rights under development agreements and placement fees.
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
(10) Other adjustments are primarily composed of professional fees incurred by the Company for projects, corporate and public filing compliance, contract cancellation fees, and other costs deemed to be non-operating in nature.

	Year Ended December 31, 2016
	EGM	Table Products	Interactive	Total
Revenues
Gaming operations	$144,510	$2,622	$7,725	$154,857
Equipment sales	11,897	52	—	11,949
Total revenues	156,407	2,674	7,725	166,806
Cost of gaming operations(1)	23,195	1,277	2,264	26,736
Cost of equipment sales(1)	6,237	—	—	6,237
Selling, general and administrative	34,901	2,942	8,265	46,108
Research and development	17,951	1,722	1,673	21,346
Write-downs and other charges	3,271	—	(9)	3,262
Depreciation and amortization	77,232	1,657	1,292	80,181
Total operating expenses	162,787	7,598	13,485	183,870

Write-downs and other
Loss on disposal of long-lived assets	978	—	—	978
Impairment of long-lived assets	5,295	—	—	5,295
Fair value adjustments to contingent consideration and other items	(3,000)	—	—	(3,000)
Acquisition costs	(2)	—	(9)	(11)
Depreciation and amortization	77,232	1,657	1,292	80,181
Accretion of placement fees(2)	4,702	—	—	4,702
Non-cash stock-based compensation expense(3)				—
Acquisitions and integration related costs including restructuring and severance(4)	5,107	554	(250)	5,411
Initial public offering(5)				—
Legal and litigation expenses including settlement payments(6)	545	1,020	—	1,565
New jurisdictions and regulatory licensing costs(7)	1,285	30	—	1,315
Non-cash charge on capitalized installation and delivery(8)	1,680	—	—	1,680
Non-cash charges and loss on disposition of assets(9)	2,478	—	—	2,478
Other adjustments(10)	1,809	—	—	1,809
Adjusted EBITDA	$91,729	$(1,663)	$(4,727)	$85,339
(1) Exclusive of depreciation and amortization.
(2) Non-cash items related to the accretion of contract rights under development agreements and placement fees.
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
(10) Other adjustments are primarily composed of professional fees incurred by the Company for projects, corporate and public filing compliance, contract cancellation fees, and other costs deemed to be non-operating in nature.

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

The following tables set forth total adjusted EBITDA and a reconciliation to the nearest GAAP measure:

Year Ended December 31, 2018 compared to the Year Ended December 31, 2017

	Year ended December 31,		$	%
	2018	2017	Change	Change
Net (Loss) Income	$(20,846)	$(45,106)	$24,260	(54)%
Income tax (benefit)	(8,377)	(1,889)	(6,488)	343%
Depreciation and amortization	77,535	71,649	5,886	8%
Other expense (income)	10,488	(2,938)	13,426	457%
Interest income	(207)	(108)	(99)	92%
Interest expense	37,607	55,511	(17,904)	(32)%
Write-downs and other(1)	8,753	4,485	4,268	95%
Loss on extinguishment and modification of debt(2)	6,625	9,032	(2,407)	(27)%
Other adjustments(3)	2,426	2,890	(464)	(16)%
Other non-cash charges(4)	6,633	7,794	(1,161)	(15)%
New jurisdiction and reg licensing costs(5)	—	2,062	(2,062)	(100)%
Legal and litigation expenses(6)	992	523	469	90%
Acquisition and integration related costs(7)	3,644	2,936	708	24%
Non-cash stock compensation	10,933	—	10,933	100%
Adjusted EBITDA	$136,206	$106,841	$29,365	27%
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

Year Ended December 31, 2017 compared to the Year Ended December 31, 2016

	Year ended December 31,		$	%
	2017	2016	Change	Change
Net Income	$(45,106)	$(81,374)	$36,268	44.6%
Income tax (benefit)	(1,889)	(3,000)	$1,111	37.0%
Depreciation and amortization	71,649	80,181	$(8,532)	(10.6)%
Other (income) expense	(2,938)	7,404	$10,342	139.7%
Interest income	(108)	(57)	$(51)	89.5%
Interest expense	55,511	59,963	$(4,452)	(7.4)%
Write-downs and other(1)	4,485	3,262	$1,223	37.5%
Loss on extinguishment and modification of debt(2)	9,032	—	$9,032	100.0%
Other adjustments(3)	2,890	1,809	$1,081	59.8%
Other non-cash charges(4)	7,794	8,860	$(1,066)	(12.0)%
New jurisdiction and reg licensing costs(5)	2,062	1,315	$747	56.8%
Legal and litigation expenses(6)	523	1,565	$(1,042)	(66.6)%
Acquisition and integration related costs(7)	2,936	5,411	$(2,475)	(45.7)%
Non-cash stock compensation	—	—	—	—
Adjusted EBITDA	$106,841	$85,339	$21,502	25.2%
(1) Write-downs and other include items related to loss on disposal or impairment of long-lived assets, fair value adjustments to contingent consideration and acquisition costs
(2) Loss on extinguishment and modification of debt primarily relates to the refinancing of long-term debt, in which deferred loan costs and discounts related to old senior secured credit facilities were written off
(3) Other adjustments are primarily composed of professional fees incurred for projects, corporate and public filing compliance, contract cancellation fees and other transaction costs deemed to be non-operating in nature
(4) Other non-cash charges are costs related to non-cash charges and losses on the disposition of assets, non-cash charges on capitalized installation and delivery, which primarily includes the costs to acquire contracts that are expensed over the estimated life of each contract and non-cash charges related to accretion of contract rights under development agreements
(5) New jurisdiction and regulatory license costs relates primarily to one-time non-operating costs incurred to obtain new licenses and develop products for new jurisdictions
(6) Legal and litigation expenses include payments to law firms and settlements for matters that are outside the normal course of business
(7) Acquisition and integration costs include restructuring and severance and are related to costs incurred after the purchase of businesses, such as the acquisitions of Rocket and AGS iGaming, to integrate operations

Adjusted Expenses

The following tables provide reconciliations of segment financial information to our consolidated statement of operations for certain expenses and adjustments thereto which we believe are important to understanding the operating expenses and the operating results of our segments:

	Year Ended December 31, 2018
	EGM	Table Products	Interactive	Total

Cost of gaming operations	$35,216	$1,991	$2,061	$39,268
Adjustments(1)	(2,155)	(84)	—	(2,239)
Adjusted cost of gaming operations	$33,061	$1,907	$2,061	$37,029

Selling, general and administrative	55,933	2,577	4,528	63,038
Adjustments(2)	(13,751)	(431)	(418)	(14,600)
Adjusted selling, general and administrative	$42,182	$2,146	$4,110	$48,438

Research and development	$26,018	$3,113	$2,614	$31,745
Adjustments(3)	(2,682)	(500)	(55)	(3,237)
Adjusted research and development	$23,336	$2,613	$2,559	$28,508
(1) Adjustments to cost of gaming operation include non-cash stock compensation expense and non-cash charges on capitalized installation and delivery.
(2) Adjustments to selling, general and administrative expense include non-cash stock compensation expense, acquisitions and integration related costs including restructuring and severance, initial public offering costs, legal and litigation expenses including settlement payments and other adjustments.
(3) Adjustments to research and development costs include non-cash stock compensation expense and acquisitions and integration related costs including restructuring and severance.

	Year Ended December 31, 2017
	EGM	Table Products	Interactive	Total

Cost of gaming operations	$28,103	$1,283	$2,356	$31,742
Adjustments(4)	(3,420)	(123)	—	(3,543)
Adjusted cost of gaming operations	$24,683	$1,160	$2,356	$28,199

Selling, general and administrative	$38,224	$1,434	$4,357	$44,015
Adjustments(5)	(5,908)	244	(36)	(5,700)
Adjusted selling, general and administrative	$32,316	$1,678	$4,321	$38,315

Research and development	$22,446	$1,787	$1,482	$25,715
Adjustments(6)	(2,458)	(40)	216	(2,282)
Adjusted research and development	$19,988	$1,747	$1,698	$23,433
(4) Adjustments to cost of gaming operation include non-cash charges on capitalized installation and delivery and non-cash charges and loss on disposition of assets.
(5) Adjustments to selling, general and administrative expenses include acquisitions and integration related costs including restructuring and severance, legal and litigation expenses including settlement payments, new jurisdictions and regulatory licensing costs, and other adjustments.
(6) Adjustments to research and development costs represent acquisitions and integration related costs including restructuring and severance.

	Year Ended December 31, 2016
	EGM	Table Products	Interactive	Total
Cost of gaming operations	$23,195	$1,277	$2,264	$26,736
Adjustments(7)	(4,292)	—	—	(4,292)
Adjusted cost of gaming operations	$18,903	$1,277	$2,264	$22,444

Selling, general and administrative	$34,901	$2,942	$8,265	$46,108
Adjustments(8)	(7,591)	(1,041)	—	(8,632)
Adjusted selling, general and administrative	$27,310	$1,901	$8,265	$37,476

Research and development	$17,951	$1,722	$1,673	$21,346
Adjustments(9)	(1,021)	(563)	250	(1,334)
Adjusted research and development	$16,930	$1,159	$1,923	$20,012
(7) Adjustments to cost of gaming operation include non-cash charges on capitalized installation and delivery and non-cash charges and loss on disposition of assets.
(8) Adjustments to selling, general and administrative expenses include acquisitions and integration related costs including restructuring and severance, legal and litigation expenses including settlement payments, new jurisdictions and regulatory licensing costs, and other adjustments.
(9) Adjustments to research and development costs represent acquisitions and integration related costs including restructuring and severance.

We have provided (i) adjusted cost of gaming operations, (ii) adjusted selling, general and administrative costs and (iii) adjusted research and development cost (collectively, the “Adjusted Expenses”) in this Form 10-K because we believe such measure provides investors with additional information to measure our performance.

We believe that the presentation of each of the Adjusted Expenses is appropriate to provide additional information to investors about certain non-cash items that vary greatly and are difficult to predict. These Adjusted Expenses take into account non-cash stock compensation expense, acquisitions and integration related costs including restructuring and severance, initial public offering costs, legal and litigation expenses including settlement payments, new jurisdictions and regulatory licensing costs, non-cash charges on capitalized installation and delivery, non-cash charges and loss on disposition of assets and other adjustments. Further, we believe each of the Adjusted Expenses provides a meaningful measure of our expenses because we use it for evaluating our business performance, making budgeting decisions, and comparing our performance against that of other peer companies using similar measures. It also provides management and investors with additional information to estimate our value.

Each of the Adjusted Expenses is not a presentation made in accordance with GAAP. Our use of the term Adjusted Expenses may vary from others in our industry. Each of the Adjusted Expenses should not be considered as an alternative to our operating expenses under GAAP. Each of the Adjusted Expenses has important limitations as an analytical tool, and you should not consider it in isolation or as a substitute for the analysis of our results as reported under GAAP.

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

Due to these limitations, we rely primarily on our GAAP cost of gaming operations, cost of equipment sales, selling, general and administrative costs and research and development costs and use each of the Adjusted Expenses only supplementally.

The above tables set forth each of the Adjusted Expenses and a reconciliation to the nearest GAAP measure.

Liquidity and Capital Resources

We expect that primary ongoing liquidity requirements for the year ending December 31, 2019 will be for operating capital expenditures, working capital, debt servicing, game development and other customer acquisition activities. On February 8, 2019, we completed our acquisition of Integrity Gaming Corp. (“Integrity”) for a purchase price of $49 million as described in Item 15. “Exhibits and Financial Statement Schedules.” Note 16. We expect to finance these liquidity requirements through a combination of cash on hand and cash flows from operating activities.

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

As of December 31, 2018, we had $71 million in cash and cash equivalents and $30.0 million available under our revolving credit facility. Based on our current business plan, we believe that our existing cash balances, cash generated from operations and availability under the revolving credit facility will be sufficient to meet our anticipated cash needs for at least the next twelve months. As of December 31, 2018, we were in compliance with the required covenants of our debt instruments, including the maximum net first lien leverage ratio, which was 3.2 to 1.0 out of a maximum of 6.0 to 1.0. However, our future cash requirements could be higher than we currently expect as a result of various factors. Our ability to meet our liquidity needs could be adversely affected if we suffer adverse results of operations, or if we violate the covenants and restrictions to which we are subject under our debt instruments. Additionally, our ability to generate sufficient cash from our operating activities is subject to general economic, political, regulatory, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under our existing credit facility in an amount sufficient to enable us to pay our service or repay our indebtedness or to fund our other liquidity needs, and we may be required to seek additional financing through credit facilities with other lenders or institutions or seek additional capital through private placements or public offerings of equity or debt securities.

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

On December 6, 2017 the Borrower entered into incremental facilities for $65.0 million in term loans (“Incremental Term Loans”). The net proceeds of the Incremental Term Loans were used to finance the acquisition of approximately 1,500 Class II electronic gaming machines and related assets operated by Rocket Gaming Systems, LLC, to pay fees and expenses in connection therewith and for general corporate purposes.  The Incremental Term Loans have the same terms as the Borrower’s existing term loans initially borrowed under the Credit Agreement on June 6, 2017, described above.

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

On February 8, 2018, in connection with the repricing of the Term Loans, third-party costs of $1.2 million were expensed and included in the loss and modification of debt. Existing debt issuance costs of $0.4 million were written-off and also included in the loss on extinguishment and modification of debt.

On October 5, 2018, the Borrower entered into an Incremental Assumption and Amendment Agreement No. 2 (the “Incremental Agreement No. 2”) with certain of the Borrower’s subsidiaries, the lenders party thereto from time to time and the Administrative Agent. The Incremental Agreement No.2 amended and restated that certain First Lien Credit Agreement, dated as of June 6, 2017, as amended on December 6, 2017 and as amended and restated on February 7, 2018 (the “Existing Credit Agreement”), among the Borrower the lenders party thereto, the Administrative Agent and other parties named therein (the “Amended and Restated Credit Agreement”), to (a) reduce the applicable interest rate margin for the Term B Loans (as repriced, the “Repriced Term B Loans”) under the Credit Agreement by 0.75% (which shall increase by an additional 0.25% if at any time the Borrower receives a corporate credit rating of at least B1 from Moody’s, regardless of any future rating) and (b) provide for the incurrence by the Borrower of incremental term loans in an aggregate principal amount of $30 million (the “Incremental Term Loans” and together with the Repriced Term B Loans, the “Term B Loans”).

On October 5, 2018, in connection with the repricing of the Term Loans, third-party costs of $1.5 million were expensed and included in the loss on extinguishment and modification of debt.

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

The Term B Loans described above, will mature on February 15, 2024, and the revolving credit facility will mature on June 6, 2022. Starting with the first full quarter after the Closing Date, the Term B Loans require scheduled quarterly payments in amounts equal to 0.25% of the original aggregate principal amount of the Term B Loans, with the balance due at maturity.  Borrowings under the Term B Loans bear interest at a rate equal to, at the Borrower’s option, either LIBOR or the base rate, subject to an interest rate floor plus an applicable margin rate.  Borrowings under the revolving credit facility bear interest at a rate equal to, at the Borrower’s option, either LIBOR or the base rate plus an applicable margin rate.  In addition, on a quarterly basis, the Borrower is required to pay each lender under the revolving credit facility a commitment fee in respect of any unused commitments thereunder at a rate of 0.50% per annum.

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

Amended and Restated Senior Secured PIK Notes

On January 30, 2018, the Company used the net proceeds of the IPO and cash on hand to redeem in full its 11.25% senior secured PIK notes due 2024 (the “PIK Notes”). On the redemption date, the aggregate principal amount of the PIK Notes outstanding was $152.6 million (comprised of the original principal amount of $115 million and the remaining principal amount comprised of capitalized interest) and the amount of accrued and unpaid interest was $1.4 million. In connection with the redemption, the Company repaid all of the outstanding obligations in respect of principal, interest and fees under the PIK Notes and net deferred loan costs and discounts totaling $3.0 million were written-off and included in the loss on extinguishment and modification of debt.
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

Equipment Long Term Note Payable and Capital Leases

The Company has entered into a financing agreement to purchase certain gaming devices, systems and related equipment and has entered into leases for vehicles that are accounted for as capital leases.

The following table summarizes our historical cash flows (in thousands):

	Year ended December 31,
	2018	2017	2016
Cash Flow Information:
Net cash provided by operating activities	$45,511	$44,008	$34,493
Net cash used in investing activities	(70,114)	(120,811)	(40,629)
Net cash provided by (used in) financing activities	76,066	78,054	(11,603)
Effect of exchange rates on cash and cash equivalents	(1)	14	(6)
Increase (decrease) in cash and cash equivalents	$51,462	$1,265	$(17,745)

Operating activities

Net cash provided by operating activities for the year ended December 31, 2018, was $45.5 million compared to $44.0 million provided in the prior year period, representing an increase of $1.5 million. This increase is primarily related to the improvement in our net loss adjusted for non-cash expenses of $33.7 million and less cash used related to assets and liabilities that relate to operations. These were offset by an increase in cash used to pay for payment-in-kind interest of $34.9 million.

In 2017, net cash provided by operating activities increased by $9.5 million, from $34.5 million for the year ended December 31, 2016 to $44.0 million for the year ended December 31, 2017. This increase is primarily related to the improvement in our net loss adjusted for non-cash expenses of $28.9 million, offset by increases in cash used related to assets and liabilities for $16.7 million and cash paid for interest related to operations of $2.7 million.

Investing activities

Net cash used in investing activities for the year ended December 31, 2018 was $70.1 million compared to $120.8 million in the prior year period, representing a decrease of $50.7 million. The decrease was primarily due to a $59.4 million decrease in business acquisitions, net of cash related to the acquisition of the Rocket Gaming Systems (“Rocket”)  for total consideration of $56.9 million that was paid in December of 2017, offset by the $4.5 million paid in the second quarter of 2018 for the AGS iGaming acquisition as described in Item 15. “Exhibits and Financial Statement Schedules.” Note 2. Additionally, the decrease was offset by a $2.8 million increase in software development and a $6.0 million increase in the purchases of property and equipment.

Net cash used in investing activities for the year ended December 31, 2017 was $120.8 million compared to $40.6 million in the prior year period, representing an increase of $80.2 million. The increase was primarily due to the increase in business acquisitions, net of cash acquired of $63.9 million as described in Item 15. “Exhibits and Financial Statement Schedules” Note 2. The increase was also due to an increase in the purchase of property and equipment of $15.7 million and software development and other expenditures of $1.1 million.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2018, was $76.1 million compared to cash used of $78.1 million for the year ended December 31, 2017, representing an increase of $2.0 million. This increase was primarily due to the initial public offering net proceeds, after deducting underwriting discounts and commissions of $176.3 million, and offset by $4.2 million initial public offering cost. Additionally, we received debt issuance proceeds of $30 million from our Term Loan, offset by the repayment of our 11.25% senior secured PIK notes in the amount of $115 million. See Item 15. “Exhibits and Financial Statement Schedules” Note 6.

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

Business Combinations

We apply the provisions of ASC 805, Business Combinations, in the accounting for business acquisitions, such as the acquisitions of In Bet, AGS iGaming, and Rocket Gaming Systems. We recognize separately from goodwill the assets acquired and the liabilities assumed, at their acquisition date fair values and goodwill is defined as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Significant estimates and assumptions are required to value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable. The valuations relating to the acquisitions of In Bet, AGS iGaming, and Rocket Gaming Systems included significant estimates in the valuation of intangible assets that included trade names, brand names, customer relationships, and gaming software and technology platforms. These estimates are inherently uncertain and subject to refinement and typically include the calculation of an appropriate discount rate (Assumption #1) and projection of the cash flows (Assumption #2) associated with each acquired asset. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. In addition, deferred tax assets, deferred tax liabilities, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly based upon facts and circumstances that existed as of the acquisition date and any adjustments to its preliminary estimates are recorded to goodwill if identified within the measurement period. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

Assumptions/Approach used for Assumption #1: Fair value of identifiable tangible and intangible assets is based upon forecasted revenues and cash flows as well as the selected discount rate. In determining the appropriate discount rate, we incorporate assumptions regarding capital structure and return on equity and debt capital consistent with peer and industry companies.

Effect if Different Assumptions used for Assumption #1: Valuation of identifiable tangible and intangible assets requires judgment, including the selection of an appropriate discount rate. While we believe our estimates used to select an appropriate discount rate are reasonable, different assumptions could materially affect the measurement of fair value. The acquisitions of In Bet, AGS iGaming, and Rocket Gaming Systems as well as historical acquisitions of the Company, have contained significant amounts of intangible assets and goodwill and a change in the discount rates used in the valuations of intangible assets in these acquisitions could have resulted in a change to intangible assets with an offsetting impact to goodwill.

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

For the sale of gaming machines recorded in equipment sales revenue, judgment is often required to determine whether an arrangement consists of multiple performance obligations, which are typically multiple distinct products that may be shipped to the customer at different times. For example, gaming equipment arrangements may include the sale of gaming machines to be delivered upon the consummation of the contract and additional game content conversion kits that will be delivered at a later date when requested by the customer to replace the game content on the customer’s existing gaming machines. Products are identified as separate performance obligations if they are distinct, which occurs if the customer can benefit from the product on its own and is separately identifiable from other promises in the contract. Revenue is allocated to the separate performance obligations based on relative standalone selling prices determined at contract inception. Standalone selling prices are primarily determined by prices that we charge for the products when they are sold separately. When a product is not sold separately, we determine the standalone selling price with reference to our standard pricing policies and practices.

Judgment is required to determine whether there is sufficient history to prove when it is probable that we will collect substantially all of the contracted amount. Factors that we consider include the nature of our customers, our historical collection experience with the specific customer, the terms of the arrangement and the nature of the product being sold. Our product sales contracts do not include specific performance, cancellation, termination or refund-type provisions.

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

To a lesser extent, the Company has entered into lease arrangements with customers that contain minimum lease terms of greater than 75% of the economic life of the gaming machines, for which the present value of the minimum lease payments exceeds 90% of the fair value of the gaming machines, or that contain a bargain purchase option. These arrangements are also accounted for as operating leases due to the facts and circumstances surrounding each lease agreement that include the Company’s determination that the collectability of the minimum lease payments is not reasonably predictable or that there are important uncertainties surrounding the amount of unreimbursable costs yet to be incurred by the Company in the form of extended maintenance that the Company provides throughout the term of the lease.

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

Property and Equipment

The cost of property and equipment, consisting of gaming machines, file servers and other support equipment as well as leasehold improvements, office and other equipment, is depreciated over their estimated useful lives, using the straight-line method. Repairs and maintenance costs are expensed as incurred. We routinely evaluate the estimated lives used to depreciate assets (Assumption #1). Upon the occurrence of a triggering event, we measure recoverability of assets to be held and used by comparing the carrying amount of an asset to future cash flows expected to be generated by the asset (Assumption #2). Our policy is to impair, when necessary, excess or obsolete gaming terminals on hand that we do not expect to be used. Impairment is based upon several factors, including estimated forecast of gaming terminal demand for placement into casinos. There were no events or circumstances noted in the year ended December 31, 2018 that indicated that the carrying amount of property and equipment may not be recoverable other than the write-down of older generation gaming machines described in Note 8 to our audited financial statements contained elsewhere herein.

Assumptions/Approach used for Assumption #1: The carrying value of the asset is determined based upon management’s assumptions as to the useful life of the asset, where the assets are depreciated over the estimated life on a straight-line basis.

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

When the estimated undiscounted cash flows are not sufficient to recover the intangible asset’s carrying amount, an impairment loss is measured to the extent the fair value of the asset is less than its carrying amount. There were no events or circumstances noted in the year ended December 31, 2018 that indicated that the carrying amount of definite-lived intangible assets may not be recoverable other than those described in Note 8 to our audited financial statements contained elsewhere herein.

Indefinite-lived Intangible Asset Impairment

The “American Gaming Systems” trade name and related derivations such as “AGS” and “PlayAGS” as well as an in-process research and development (“IPR&D”) asset acquired in a previous acquisition have an indefinite useful life. We do not amortize the indefinite lived trade name or IPR&D asset, but instead test for possible impairment at least annually or when circumstances warrant. For the trade name and any other indefinite-lived intangible asset we can perform a qualitative assessment to determine if it is more likely than not that the fair value of the asset is less than its carrying amount. If we believe, as a result of our qualitative assessment, that it is more likely than not that the fair value of the asset is less than its carrying amount, a quantitative impairment test is required. The quantitative test compares the fair value of the asset to its carrying amount and any excess carrying amount over the fair value is recorded as an impairment loss.

The Company performed a qualitative assessment to determine if it was more likely than not that the fair value of the trade name and IPR&D asset was less than its carrying amount as of the assessment date (“October 1, 2018”). In the assessment, we relied on several qualitative factors such as industry and macroeconomic conditions, as well as current projected cash flows and the prior year quantitative analysis, that concluded the excess fair value over carrying value for the trade name and IPR&D asset was $86.1 million (equal to an excess of 710%) and $31.5 million (equal to an excess of 105%), respectively.

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

Assumptions/Approach used for Assumption #1: In the first step of the goodwill impairment test, we estimate the fair value of our reporting units and compare that to the carrying value. Fair value is based upon forecasted product revenues and cash flows. In developing estimated cash flows, we incorporate assumptions regarding future performance, including estimations of revenues, costs, and capital expenditures. When the carrying amount exceeds fair value, we recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.

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

The Company performed a qualitative assessment as of October 1, 2018 on the EGM and Interactive Real Money Gaming reporting units. For the EGM reporting unit the assessment relied primarily on the significant cushion between fair value and carrying value determined in the prior year quantitative test, the reporting unit’s performance compared to prior forecasts, and our current projections and anticipated growth. For Interactive Real Money Gaming the qualitative assessment relied primarily on the short time between the purchase of this reporting unit and the valuation date as well as the comparison of current results compared to the projections used in the purchase price allocation.

For the Interactive Social reporting unit, which had a goodwill carrying value of $4.8 million, the Company performed a quantitative, or “Step 1” analysis in the current year in which we determined the entire balance of goodwill was impaired. In performing the Step 1 goodwill impairment test for our Interactive Social reporting unit, we estimated the fair value of the Interactive Social reporting unit using an income approach that analyzed projected discounted cash flows. We used projections of revenues and operating costs with estimated growth rates during the forecast period, capital expenditures and cash flows that considered historical and estimated future results and general economic and market conditions, as well as the estimated impact of planned business and operational strategies. In the fourth quarter of the year ended December 31, 2018, during the annual budgeting process the Company decided to change its strategy with regard to marketing and user acquisition activities that drive its B2C Social offerings. The strategic decision to significantly cut spending in this area and to focus completely on the B2B Social business, was the primary reason for a reduction in the projected discounted cash flows that were used in the impairment test. The estimates and assumptions used in the discounted cash flow analysis included a terminal year long-term growth rate of 3.0% and an overall discount rate of 19% based on our weighted average cost of capital for the Company and premiums for the small size of the reporting unit and forecast risk.

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

Contractual Obligations

The following table contains information on our contractual obligations and commitments as of December 31, 2018 (in thousands):

		Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Long term debt	538,799	5,959	11,477	10,923	510,440
Interest payments	158,206	31,685	62,236	60,506	3,779
Operating leases	15,596	2,817	4,928	2,591	5,260
Other (1)	7,819	2,754	1,632	2,044	1,389
Total	$720,420	$43,215	$80,273	$76,064	$520,868

(1) “Other” includes placement fees payable, license fee agreement liabilities, contingent consideration to business combinations and other liabilities as described in as described in Item 15. “Exhibits and Financial Statement Schedules.” of our consolidated financial statements.

$12.6 million of unrecognized tax benefits as of December 31, 2018 were not included in the table above. Due to the inherent uncertainty of the underlying tax positions, it is not practicable to assign this liability to any particular year.

Estimated interest payments on our debt as of December 31, 2018 are based on principal amounts outstanding, the stated interest rate as of December 31, 2018 and required principal payments through the maturity of the debt.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain market risks and uncertainties inherent in our operations. These market risks generally arise from transactions in the normal course of business. Our primary market risk exposures relate to interest rate risk and foreign currency exchange risks.

Interest Rates

Our primary exposure to market risk is interest rate risk associated with our long-term debt, which accrues interest at variable rates. Certain of our debt instruments accrue interest at LIBOR or the base rate, at our election, subject to an interest rate floor plus an applicable margin rate. In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt and equity capital to sustain our operations. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. As of December 31, 2018, approximately less than 1% of our debt were fixed-rate instruments. Assuming a constant outstanding balance for our variable-rate long term debt, a hypothetical 1% decrease in interest rates would decrease interest expense $5.4 million given our LIBOR floor on related debt, while a hypothetical 1% increase in interest rates would increase interest expense approximately $5.4 million.

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

We derived approximately 8.6% of our revenue from customers in Mexico. To date, we have not engaged in hedging activities intended to protect against foreign currency risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is contained in the financial statements listed in Item 15. “Exhibits and Financial Statement Schedules.” of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2018 covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management has performed an assessment according to the 2013 Internal Control-Integrated Framework established by COSO. Based on the assessment, management has concluded that our system of internal control over financial reporting, as of December 31, 2018, is effective. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

An attestation report of the Company’s internal control over financial reporting by our independent registered public accounting firm is not included as non-accelerated filers are exempt from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the names, ages, positions, and biographical information of the executive officers of AGS, LLC and the executive officers and directors of the Company at March 1, 2019.

AGS, LLC

Name	Age	Position
David Lopez	45	Chief Executive Officer
Kimo Akiona	45	Chief Financial Officer
Victor Gallo	52	General Counsel, Secretary and Compliance Officer
Sigmund Lee	47	Chief Technology Officer

PlayAGS, Inc.

Name	Age	Position
David Lopez	45	Chief Executive Officer, President and Director
Kimo Akiona	45	Chief Financial Officer, Chief Accounting Officer and Treasurer
Victor Gallo	52	General Counsel, Secretary and Compliance Officer
Sigmund Lee	48	Chief Technology Officer
David Sambur	38	Director and Chairman
Daniel Cohen	31	Director
Eric Press	53	Director
Yvette E. Landau	62	Director
Adam Chibib	52	Director
Geoff Freeman	44	Director

The following are brief biographies describing the backgrounds of the executive officers of AGS, LLC and the executive officers and directors of the Company.

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

Victor Gallo. Mr. Gallo joined AGS in February 2010 as Vice President, Licensing and Compliance and Compliance Officer and currently serves as the Company’s General Counsel, Secretary, and Compliance Officer and as General Counsel of AGS. Previously, Mr. Gallo was General Counsel and Vice President of Business Development for Youbet.com, and Vice President of Legal and Compliance and Corporate Counsel for Konami Gaming. Mr. Gallo has also worked as an attorney in private practice, and as an active duty Captain in the Air Force Judge Advocate General Corps. Mr. Gallo received his Bachelor of Science degree in Aerospace Engineering from the University of Southern California and a Juris Doctor from the University of the Pacific.

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

David Sambur. Mr. Sambur has served as a member of the Board of AP Gaming since November 2013. David is a Senior Partner at Apollo, having joined in 2004. Mr. Sambur has experience in financing, analyzing, investing in and/or advising public and private companies and their board of directors.  Prior to joining Apollo, Mr. Sambur was a member of the Leveraged Finance Group of Salomon Smith Barney Inc. He serves on the board of directors of Caesars Entertainment Corporation, camaro Parent, LLC (parent of CareerBuilder), Aspen Holdco, LLC (parent of Coinstar), Constellation Club Holdings, Inc. (parent of Diamond Resorts), Inception Topco, Inc. (parent of Rackspace), EcoATM, LLC, Mood Media Corporation and Redwood Holdco, LLC (parent of Redbox, LLC). Mr. Sambur previously served on the boards of directors of Hexion Holdings, LLC (f/k/a Momentive Performance Materials, Inc.) and Verso Corporation (f/k/a Verso Paper Corp.). He is also a member of the Mount Sinai Department of Medicine Advisory Board. Mr. Sambur graduated summa cum laude and Phi Beta Kappa from Emory University with a BA in economics.

Daniel Cohen. Mr. Cohen has served as a member of the board of the Company since May 2017. Mr. Cohen is a Principal at Apollo Private Equity, having joined in 2012. Prior to that time, Mr. Cohen was a generalist in investment banking at Moelis & Company. Mr. Cohen currently serves on the board of directors of Constellation Club Holdings, Inc. (parent of ClubCorp), Mr. Cohen graduated magna cum laude from the University of Pennsylvania’s Wharton School of Business with a B.S. in Economics, concentrating in Finance and Management.

Eric Press. Mr. Press is a designee of Apollo and was appointed to serve as a member of the board of the Company upon completion of the initial public offering. Mr. Press is a Senior Partner at Apollo, having joined in 1998. In his time with Apollo, he has been involved in many of the firm’s investments in basic industrials, metals, lodging/gaming/leisure and financial services. Prior to that time, Mr. Press worked at the law firm of Wachtell, Lipton, Rosen & Katz, specializing in mergers, acquisitions, restructurings, and related financing transactions. Prior thereto, Mr. Press was a consultant with The Boston Consulting Group, a management consulting firm focused on corporate strategy. Mr. Press serves on the board of directors of Apollo Commercial Real Estate, Inc., Prime Security Services Borrower, LLC (parent of ADT, Inc.) DSB Parent L.P. (parent of LifePoint Health, Inc. f/k/a Regional Hospital Partners Holdings, Inc) and Eagle LM5 Holdings Inc. (parent of constellis Holdings, LLC). Mr Press also served as a director of Verso Corporation (f/k/a Verso Paper Corp.), Affinion Group Holdings, Inc., Caesars Entertainment Corporation, Athene Holding Ltd., Noranda Aluminum Holding Corporation, Princimar Chemical HoldingsLLC, Rodeph Sholom School and Prestige Cruises International, Inc. Mr. Press received his JD from Yale Law School and graduated magna cum laude from Harvard College with an AB in Economics.

Yvette E. Landau. Ms. Landau was appointed to serve as a member of the board of the Company upon completion of the initial public offering. Ms. Landau was general counsel and corporate secretary of Mandalay Resort Group from 1996 until 2005. Since 2005, Ms. Landau has been co-owner of W.A. Richardson Builders, LLC, a construction services firm specializing in casino resort development. Ms. Landau currently serves as a member of the Board of Directors of Monarch Casino & Resort, Inc. which owns the Atlantis Casino Resort Spa in Reno, Nevada and the Monarch Casino in Black Hawk, Colorado. Ms. Landau is a past president of the International Association of Gaming Advisors, a worldwide organization of legal, financial and regulatory professionals in the gaming industry, and remains active with the organization as a Counselor. Ms. Landau serves on the Gaming Law Advisory Board of the University of Nevada, Las Vegas Boyd School of Law. Ms. Landau holds a bachelor’s degree from Arizona State University and a Juris Doctor degree from Northwestern University School of Law.

Adam Chibib. Mr. Chibib was appointed to serve as a member of the board of the Company upon completion of the initial public offering. Mr. Chibib’s career has included successful companies ranging from early-stage start-ups to billion-dollar public companies and has spanned numerous industries including telecom software, security hardware, financial services and gaming. Adam Chibib was most recently President and Chief Financial Officer (CFO) of Multimedia Games, where he was part of a turn-around team that helped double revenues, triple profitability and increase the market capitalization from $47 million to over $1 billion. Multimedia Games was acquired in December of 2014 for $1.2 billion by Global Cash Access (now known as Everi Holdings). Mr. Chibib also served as founder and CFO of BroadJump (acquired by Motive), CFO of Waveset (acquired by Sun Miscrosystems), CFO of TippingPoint Technologies (acquired by 3Com), CFO of NetSpend and as the Worldwide Controller of Tivoli Systems. He was named CFO of the year for the public company category by the Austin Business Journal in 2013 and won the Ernst & Young Entrepreneur of the Year award in 2002. Mr. Chibib is a graduate of the University of Texas.

Geoff Freeman. On November 7, 2018, Mr. Freeman was appointed as a member of the board of the Company, Nominating and Governance Committee, Compensation Committee and Audit Committee. Mr. Freeman is currently the CEO of the Grocery Manufacturers Association. Prior to serving in his current role, Mr. Freeman served as CEO of the American Gaming Association (“AGA”) from May 2013 through July 2018. During his five-year tenure at the helm of the AGA, Mr. Freeman led the trade organization to monumental successes that have forever changed the face of the gaming industry, including expanding the organization’s membership by 200 percent; overturning the Professional and Amateur Sports Protection Act of 1992 (PASPA), which led to legalized sports betting in the U.S.; significantly improved relationships between tribal and commercial gaming operators; spearheading the AGA’s Get to Know Gaming campaign focused on the economic benefits of gaming; and delivering a successful campaign to prevent the IRS from lowering the reporting threshold on slot winnings. Before AGA, Mr. Freeman was the COO of The U.S. Travel Association from May 2006 to May 2013, and as a director to The U.S. Travel Association from January 2014 through July 2018. Mr. Freeman holds a Bachelor of Arts, Political Science and Public Policy from the University of California, Berkley.
Board Composition

The Company has seven directors. As of August 13, 2018, we are no longer a “controlled company” under the New York Stock Exchange rules, and as such the board of directors is taking all action necessary to comply with such rules, including appointing a majority of independent directors to the board of directors and appointing only independent directors to our

Compensation Committee and Nominating and Corporate Governance Committee, subject to a permitted “phase-in” period. Our Audit Committee is comprised entirely of independent directors in accordance with the New York Stock Exchange rules.

Our board of directors is divided into three classes. The members of each class serve staggered, three-year terms (other than with respect to the initial terms of the Class I and Class II directors, which are one and two years, respectively). Upon the expiration of the term of a class of directors, directors in that class will be elected for three-year terms at the annual meeting of stockholders in the year in which their term expires. Our directors are:

•	Daniel Cohen, Geoff, Freeman, Yvette Landau are Class I directors, whose terms expire at the fiscal 2021 annual meeting of stockholders;

•	Eric Press and Adam Chibib are Class II directors, whose initial terms expire at the fiscal 2019 annual meeting of stockholders; and

•	David Sambur and David Lopez are Class III directors, whose initial terms expire at the fiscal 2020 annual meeting of stockholders.

Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of our directors. This classification of our board of directors may have the effect of delaying or preventing changes in control.

At each annual meeting, our stockholders will elect the successors to one class of our directors. Our executive officers and key employees serve at the discretion of our board of directors. Directors may be removed by the affirmative vote of two-thirds (2/3) of our common stock.

Corporate Governance Guidelines

We have Corporate Governance Guidelines that address significant issues of corporate governance and set forth procedures by which our board of directors carry out their respective responsibilities. The guidelines are available for viewing on our website at investors.playags.com under the “Corporate Governance” section. We will also provide the guidelines, free of charge, to stockholders who request them. Requests should be directed to our Secretary at 5475 S. Decatur Blvd., Ste #100, Las Vegas, NV 89118.

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

Audit Committee

Our Audit Committee consists of Mr. Adam Chibib (Chair), Ms. Yvette Landau and Mr. Geoff Freeman. Our board of directors has determined that Mr. Chibib, Ms. Landau, and Mr. Freeman each qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K and that each of Mr. Chibib, Ms. Landau, Mr. Freeman is independent as independence is defined in Rule 10A-3 of the Exchange Act and under the New York Stock Exchange listing standards. A third independent director meeting these standards will be appointed to the Audit Committee within one year of the completion of the initial public offering. The principal duties and responsibilities of our Audit Committee are as follows:

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

Compensation Committee

Our Compensation Committee consists of Mr. David Sambur (Chair), Mr. Adam Chibib and Mr. Geoff Freeman. The principal duties and responsibilities of the Compensation Committee are as follows:

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

     We are no longer a “controlled company” under the New York Stock Exchange rules and therefore the board of directors is taking action to establish a Compensation Committee composed entirely of independent directors, subject to the New York Stock Exchange’s permitted “phase-in” period.

Nominating and Corporate Governance Committee

Our board of directors established a Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee consists of Mr. Daniel Cohen, Ms. Yvette Landau (Chair), and Mr. Geoff Freeman. The principal duties and responsibilities of the Nominating and Corporate Governance Committee are as follows:

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

We are no longer a “controlled company” under the New York Stock Exchange rules and therefore the board of directors is taking action to establish a Nominating and Corporate Governance Committee composed entirely of independent directors, subject to the New York Stock Exchange’s permitted “phase-in” period.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics that applies to all of our directors, officers and employees and is intended to comply with the relevant listing requirements for a code of conduct as well as qualify as a “code of ethics” as defined by the rules of the SEC. The statement contains general guidelines for conducting our business consistent with the highest standards of business ethics. We intend to disclose future amendments to certain provisions of our code of business conduct and ethics, or waivers of such provisions applicable to any principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions, and our directors, on our website at www.playags.com. The code of business conduct and ethics is available on our website.

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

ITEM 11. EXECUTIVE COMPENSATION.

Executive Summary

The Company’s goal for its executive compensation program is to utilize a pay-for-performance compensation program that is directly related to achievement of the Company's financial and strategic objectives. The primary elements of the program, which are discussed in greater detail below, include base salary, annual cash bonus incentives based on performance and long-term equity incentives in the form of stock-based compensation. These elements are designed to: (i) provide compensation opportunities that will allow the Company to attract and retain talented executive officers who are essential to the Company's success; (ii) provide compensation that rewards both individual and corporate performance and motivates the executive officers to achieve corporate strategic objectives; (iii) reward superior financial and operational performance in a given year, over a sustained period and expectations for the future; (iv) place compensation at risk if performance goals are not achieved; and (v) align the interests of executive officers with the long-term interests of stockholders through stock-based awards.

Summary Compensation Table

The following table discloses compensation for our fiscal years ending December 31, 2018, and 2017 received by Messrs. Lopez, Lee, and Akiona, each of whom was a “named executive officer” during Fiscal 2018.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Restricted Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
David Lopez, President, Chief Executive Officer and Secretary	2018	600,000	—		1,234,337	963,018	13,260	$2,810,615
	2017	500,000	—		—	656,086	11,245	$1,167,331
Sigmund Lee, Chief Technology Officer	2018	528,846	1,200,000	(1)	991,875	637,857	15,357	$3,373,935
	2017	500,000	250,000	(1)	—	335,000	22,908	$1,107,908
Kimo Akiona, Chief Financial Officer and Treasurer	2018	289,115	—		583,298	361,182	11,647	$1,245,242
	2017	280,290	—		—	186,637	4,329	$471,256

(1)
Represents cash bonuses of $1,200,000 in 2018 comprised of a sign-on bonus of $500,000 in connection with signing a new employment agreement and $700,000 of annual incentive plan bonuses (as defined in the employment agreement), as well as annual bonuses of $250,000 in 2017.

(2)
Amounts represent the aggregate grant date fair value of the awards computed in accordance with FASB     Accounting Standards Codification (“ASC”) Topic 718 (disregarding any risk of forfeiture assumptions). For a discussion of the relevant valuation assumptions, see Item 15 “Exhibits and Financial Statement Schedules.” Note 11 for further explanation.

(3)
Amounts represent annual incentive cash bonuses paid to employees. Employees are eligible to earn annual cash bonuses based on attainment of applicable adjusted EBITDA performance targets. Each bonus plan participant is assigned a bonus payment range expressed as a percentage of base salary. The amount of the cash bonus is then increased or decreased within the applicable range based on over- or under-performance with respect to the performance targets, subject to a minimum achievement level of 85% necessary to earn 50% of the target bonus, a maximum achievement level of 120% to earn a bonus of 200% of the target, and a target achievement level of 100% that corresponds to a payout level of 100% of target (with interpolation of bonus payments between such levels).

The applicable adjusted EBITDA target for 2018 was $131,460,000, and attainment for such year was 110% of target ($144,402,000), which corresponded to a payout level of 140%. The applicable adjusted EBITDA target for 2017 was $101,542,000, and attainment for such year was 109% of target ($110,928,000), which corresponded to a payout level of 134%. Adjusted EBITDA for purposes of bonus performance targets is defined as earnings before interest, taxes, depreciation and amortization including adjustments for nonrecurring items, foreign exchange rates, synergies and excluding bonus expenses.

Effective December 12, 2018, the named executive officers elected to receive a portion of their fiscal year 2018 annual incentive bonus in shares of immediately vested common stock in lieu of cash. The amounts in the table above for the named executives include $107,857 for 2018 that was actually received as 4,764 shares of common stock in lieu of cash.

(4)	Amounts represent the Company’s matching contributions under our 401(k) Plan and various fringe benefits.

Employment Agreements with Named Executive Officers

David Lopez

On April 28, 2014, the Company entered into an employment agreement with David Lopez to serve as President and Chief Executive Officer of AGS LLC, a subsidiary of the Company (“AGS”), effective as of February 3, 2014. The agreement extends for an initial term of three years, until the third anniversary of February 3, 2014, and shall thereafter be automatically extended for successive one-year periods, unless either party provides written notice of non-renewal at least 90 days prior to the expiration of the initial term or any extended term. Currently, Mr. Lopez’s annual base salary as set by the Board is $700,000 and Mr. Lopez is eligible to receive an annual performance-based bonus, with an annual target bonus opportunity of 100% of his base salary.

Sigmund Lee

AGS entered into a new employment agreement with Sigmund Lee, as executed on November 5, 2018 and effective September 1, 2018, to continue to serve as Chief Technology Officer, a position he has served in since July 01, 2015. The agreement is “at-will,” meaning that either party may terminate the employment relationship at any time and for any reason, either with or without cause. Pursuant to his employment agreement, Mr. Lee’s annual base salary shall be $600,000. Mr. Lee’s base salary may from time to time be increased, but may be decreased only in connection with an AGS-wide decrease for all senior leadership positions. Mr. Lee is also eligible to receive an annual performance-based bonus, with an annual target bonus opportunity no less than 75% of his base salary if 100% of target is achieved. Mr. Lee will be eligible for this performance-based bonus if he is actively employed by AGS on the time of the bonus payment.

Further, pursuant to Mr. Lee’s employment agreement, in exchange for his commitment to remain employed for a three-year period commencing September 1, 2018, Mr. Lee will also be eligible to receive three annual bonus payments, each in the gross amount of $450,000, payable in the first quarter of each such fiscal year. Upon Mr. Lee’s resignation without good reason or upon termination of his employment by AGS with cause prior to the expiration of the three-year period, Mr. Lee will be obligated to repay the net after-tax amount of any such retention bonus paid to him in the year of termination.

In addition, Mr. Lee is eligible to receive a one-time sign-on bonus in the gross amount of $500,000. Upon Mr. Lee’s resignation without good reason prior to September 1, 2021, Mr. Lee will be obligated to repay the net after-tax amount of the sign-on bonus

Kimo Akiona

AGS entered into a new employment agreement with Kimo Akiona, as executed on December 13, 2018 and effective October 21, 2018, to continue to serve as Chief Financial Officer of AGS, a position he has served in since February 23, 2015. The agreement is “at-will,” meaning that either party may terminate the employment relationship at any time and for any reason, either with or without cause. Pursuant to his employment agreement, Mr. Akiona’s annual base salary shall be $336,500. Mr. Akiona’s base salary may from time to time be increased, but may be decreased only in connection with an AGS-wide decrease for all senior leadership positions. Mr. Akioma shall be eligible to receive an annual performance based bonus, with an annual target bonus opportunity no less than 75% of his base salary if 100% of target is achieved. Mr. Akiona will be eligible for this performance-based bonus if he is actively employed by AGS on the time of the bonus payment.

Outstanding equity awards as of the year ended December 31, 2018:

	Options					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise or Base Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(8)
David Lopez (1)	373,035	23,315	—	$6.43	4/28/2024	54,432	(5)	1,251,936
Sigmund Lee (2)(3)	87,429	29,143	—	$10.10	7/17/2025	31,250	(6)	718,750
	38,858	38,858	—	$10.92	1/182026	—		—
Kimo Akiona (4)	65,667	10,102	—	$9.42	3/11/2025	20,671	(7)	475,433

(1)
Represents 349,721 options granted on April 28, 2014 to purchase common shares. One third of the option grant was eligible to vest in equal installments of 20% on each of the first five anniversaries of the date of the grant, subject to continued employment with the Company or its subsidiaries. In the event of a termination of employment without cause or as a result of death or disability, any such time based options which would have vested on the next applicable vesting date shall become vested, and the remaining unvested time based options shall be forfeited. In addition, upon a Change in Control (as defined in the Company’s 2014 Long-Term Incentive Plan), subject to continued employment through the date of the Change in Control, all outstanding unvested time based options shall immediately vest. The remaining two-thirds of the option grant was subject to performance-based vesting criteria and vested on October 18, 2018 upon the achievement of the applicable performance targets. Also represents 46,629 options granted on April 28, 2014 to purchase common shares, provided, that this grant of options vested in full upon the date of grant.

(2)
Represents 116,572 options granted on July 17, 2015 to purchase common shares. This grant of options is time-based only, and is eligible to vest in equal installments of 25% on each of the first four anniversaries of the date of the grant, subject to continued employment with the Company or its subsidiaries. In the event of a termination of employment without cause or as a result of death or disability, any time based options which would have vested on the next applicable vesting date shall become vested, and the remaining unvested time based options shall be forfeited. In addition, upon a Change in Control (as defined in the Company’s 2014 Long-Term Incentive Plan), subject to continued employment through the date of the Change in Control, all outstanding unvested time based options shall immediately vest.

(3)
Represents 77,716 options granted on January 18, 2016 to purchase common shares. This grant of options is time-based only, and is eligible to vest in equal installments of 25% on each of the first four anniversaries of the date of the grant, subject to continued employment with the Company or its subsidiaries. In the event of a termination of employment without cause or as a result of death or disability, any time based options which would have vested on the next applicable vesting date shall become vested, and the remaining unvested time based options shall be forfeited. In addition, upon a Change in Control (as defined in the Company’s 2014 Long-Term Incentive Plan), subject to continued employment through the date of the Change in Control, all outstanding unvested time based options shall immediately vest.

(4)
Represents 75,769 options granted on March 11, 2015 to purchase common shares. One third of the options are eligible to vest in equal installments of 20% on each of the first five anniversaries of the date of the grant, subject to continued employment with the Company or its subsidiaries. In the event of a termination of employment without cause or as a result of death or disability, any such time based options which would have vested on the next applicable vesting date shall become vested, and the remaining unvested time based options shall be forfeited. In addition, upon a Change in Control (as defined in the Company’s 2014 Long-Term Incentive Plan), subject to continued employment through the date of the Change in Control, all outstanding unvested time based options shall immediately vest. The remaining two-thirds of the option grant was subject to performance-based vesting criteria and vested on October 18, 2018 upon achievement of the applicable performance targets.

(5)
Represents 15,543 restricted common shares granted on April 28, 2014, which are eligible to vest in equal installments of 20% on each of the first five anniversaries of the date of the grant, subject to continued employment with the Company or its subsidiaries. In the event of a termination of employment without cause or for good reason, any shares which would have vested on the next applicable vesting date shall become vested, and the remaining unvested shares shall be forfeited.

Also includes 38,889 restricted shares granted on August 23, 2018, which are eligible to vest in equal installments of 25% on each of the first four anniversaries of the date of grant. In the event of a termination of employment upon a change of control or as a result of death, any unvested portion shall immediately vest. In the event of a termination as a result of disability, the portion of the restricted shares which would have vested on the next applicable vesting date shall become vested, and the remaining unvested portion shall be forfeited. Except as otherwise provided above, upon a termination for any reason, the unvested restricted shares shall be forfeited.

(6)
Represents restricted common shares granted on August 23, 2018, which are eligible to vest in equal installments of 25% on each of the first four anniversaries of the date of grant. In the event of a termination of employment upon a change of control or as a result of death, any unvested portion shall immediately vest. In the event of a termination as a result of disability, the portion of the restricted shares which would have vested on the next applicable vesting date shall become vested, and the remaining unvested portion shall be forfeited. Except as otherwise provided above, upon a termination for any reason, the unvested restricted shares shall be forfeited.

(7)
Represents 10,000 restricted common shares granted on May 30, 2018, and 10,671 restricted common shares granted on August 23, 2018, which are eligible to vest in equal installments of 25% on each of the first four anniversaries of the date of grant. In the event of a termination of employment upon a change of control or as a result of death, any unvested portion shall immediately vest. In the event of a termination as a result of disability, the portion of the restricted shares which would have vested on the next applicable vesting date shall become vested, and the remaining unvested portion shall be forfeited. Except as otherwise provided above, upon a termination for any reason, the unvested restricted shares shall be forfeited.

(8)	For purposes of this table, the shares of common stock of the Company were valued using the closing stock price on December 31, 2018 of $23.00.

Pension Benefits

We do not maintain any defined benefit pension plan for the benefit of our named executive officers.

Management Incentive Plan

See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plan for the benefit of our named executive officers.

Payments Upon Termination and Change of Control

Pursuant to Mr. Lopez’s employment agreement, if during the term of the agreement AGS terminates Mr. Lopez’s employment without cause or he resigns for good reason, subject to receiving a signed release of claims from Mr. Lopez, Mr. Lopez will receive severance pay equal to 24 months base salary (paid over a 24-month period) along with the pro-rated managerial bonus for the year in which Mr. Lopez is terminated. Mr. Lopez would also be eligible to receive continued health benefits at active employee for 18 months post termination, or if earlier, until he commences employment with a subsequent employer. Pursuant to his employment agreement, Mr. Lopez will also be subject to perpetual confidentiality, intellectual property and non-disparagement, as well as certain non-solicitation and certain non-competition restrictions for 24 months following the date of his employment.

Pursuant to Mr. Lee’s employment agreement, if during the term of the agreement AGS terminates Mr. Lee’s employment without cause, subject to receiving a signed release of claims from Mr. Lee, Mr. Lee will receive severance pay equal to 18 months base salary (paid over an 18-month period) (or, if a change of control (as defined in the employment agreement) occurs and such termination occurs on or within 24 months of such change of control, 24 months base salary (paid over a 24-month period)), along with the pro-rated managerial bonus for the year in which Mr. Lee is terminated. Pursuant to his employment agreement, Mr. Lee will also be subject to perpetual confidentiality, intellectual property and non-disparagement, as well as certain non-solicitation restrictions for 18 months following the date of his employment, and certain non-competition restrictions for either (a) twenty-four (24) months post-termination of employment if his employment is terminated prior to September 21, 2021, or (b) six months if his employment is terminated after September 21, 2021.

Pursuant to Mr. Akiona’s employment agreement, if during the term of the agreement AGS terminates Mr. Akiona’s employment without cause or he resigns for good reason, subject to receiving a signed release of claims from Mr. Akiona, Mr. Akiona will receive severance pay equal to 18 months base salary (paid over an 18-month period) along with the pro-rated managerial bonus for the year in which Mr. Akiona is terminated. Pursuant to his employment agreement, Mr. Akiona will also be subject to perpetual confidentiality, intellectual property and non-disparagement, as well as certain non-solicitation and certain non-competition restrictions for 18 months following the date of his employment.

“Cause” for Messrs. Lopez and Akiona generally includes: (i) illegal fraudulent conduct, (ii) conviction of or plea of “guilty” or “no contest” to any crime constituting a felony or other crime involving dishonesty, breach of trust, moral turpitude or physical harm to any person, (iii) a determination by the Board that the named executive officer’s involvement with AGS would have a negative impact on AGS’s ability to receive or retain any licenses, (iv) being found unsuitable for, or having been denied, a gaming license, or having such license revoked by a gaming regulatory authority in any jurisdiction in which AGS or any of its subsidiaries or affiliates conducts operations, (v) willful or material misrepresentation to AGS or to members of the Board relating to the business, assets or operation of AGS, (vi) refusal to take any action that is consistent with the named executive’s obligations and responsibilities under his employment agreement as reasonably directed by the Board or (vii) material breach of any agreement with AGS and its affiliates, which material breach has not been cured within 30 days of written notice from the Board.

“Cause” for Mr. Lee generally includes: (i) failure or inability to perform the essential functions of his position after written notice and 30 days to cure, (ii) failure to cure a material breach of any of the terms of his employment agreement after written notice and 30 days to cure, (iii) being charged with or convicted of a crime involving fraud, theft, embezzlement, assault, battery or other violent act or another crime involving dishonesty, violence or moral turpitude, (iv) declining to follow any significant and legal instruction from AGS after written notice and 30 days to cure, (v) failure to maintain or having suspended, revoked or denied any applicable or necessary license, permit or professional designation, or where AGS has reasonably determined that the named executive’s involvement with AGS may have a negative impact on AGS’s ability to receive or retain any of its licenses, (vi) intentionally declining or failing to follow any known rule or policy of AGS, including as examples only, policies prohibiting discrimination or harassment in the workplace and safety or health rules, (vii) violation or participation in a violation of a statute or regulation of a federal, state or local government regarding gaming, safety, health, labor or employment or (viii) committing any act that constitutes a breach of a fiduciary duty or a duty of loyalty.

For Mr. Lopez, “Good Reason” means his voluntary resignation after any of the following actions are taken by AGS or any of its subsidiaries without his consent: (i) removal from the office of President and Chief Executive Officer of AGS or a change in reporting lines such that Mr. Lopez no longer reports to the board, (ii) a requirement that Mr. Lopez be based anywhere other than within 35 miles of Las Vegas, Nevada, or (iii) a notice from AGS to Mr. Lopez of non-extension of the employment term; provided, however, that a termination will not be for “Good Reason” unless Mr. Lopez shall have provided written notice to AGS of the existence of one of the above conditions within 30 days following the initial existence of such condition, specifying in reasonable detail such condition, AGS shall have had 30 days following receipt of such written notice to remedy the condition, AGS shall have failed to remedy the condition during the applicable cure period, Mr. Lopez shall have thereafter and prior to the date of termination provided a notice of termination to AGS, and Mr. Lopez’s date of termination shall have occurred within 30 days following expiration of the cure period.

For Mr. Akiona, “Good Reason” means a material diminution of duties, title, reporting structure, or base salary; provided that, Mr. Akiona may not terminate employment for “Good Reason” unless Mr. Akiona provides written notice to AGS within 90 days after Mr. Akiona first having knowledge of the “Good Reason” event, and AGS has not cured such event within 30 days of receiving such notice.

For the treatment of equity upon termination of employment, please see the section “-Outstanding equity awards as of the year ended December 31, 2018.”

Director Compensation

The following table sets forth the total compensation paid to each of our non-employee directors for the year ended December 31, 2018.

Name(1)	Fees Earned or Paid in Cash(2)	Stock Awards(3)	Total
Adam Chibib	75,000	80,718	155,718
Yvette Landau	56,250	80,718	136,968
Geoff Freeman	—	75,001	75,001

(1) For 2018, David Sambur, Daniel Cohen, Eric Press and David Lopez were members of our board of directors and did not receive any compensation from the Company for their services on the board.

(2) Amounts set forth in Fees Earned or Paid in Cash column represent the aggregate dollar amount of all fees earned or paid in cash for services as a director, including committee and/or chairmanship fees, pro-rated as applicable for the first year of service. Director fees are earned and paid quarterly.

(3) Amounts set forth in the Stock Awards column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. In 2018, both Mr. Chibib and Ms. Landau, each received a grant of 3,300 Restricted Stock Awards on May 30, 2018, which vested immediately; and Mr. Freeman received 3,870 Restricted Stock Units on November 20, 2018, which vest over a period of one year from the grant date.

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

	Shares Beneficially Owned
	Number	Percent
5% Stockholders
Apollo Gaming Holdings, L.P(1)	12,208,076	33.45%
AP Gaming VoteCo, LLC(1)(2)	12,208,076	33.45%
Named Executive Officers and Directors
David Lopez(3)	471,057	1.29%
Kimo Akiona(4)	87,174	0.24%
David Sambur(1)(2)	—	—%
Victor Gallo(5)	89,377	0.24%
Sigmund Lee(6)	150,480	0.41%
Daniel Cohen(2)	—	—%
Eric Press(2)	—	—%
Adam Chibib	3,300	0.01%
Yvette Landau	13,300	0.04%
Geoff Freeman	—	—%
All current directors and executive officers as a group (10 persons)	814,688	2.23%

(1)     Represents shares of our common stock held of record by Holdings, which are subject to the irrevocable proxy granted by Holdings to VoteCo pursuant to the Irrevocable Proxy and Power of Attorney, irrevocably constituting and appointing VoteCo, with full power of substitution, its true and lawful proxy and attorney-in-fact to: (i) vote all of the shares of our common stock held by Holdings at any meeting (and any adjournment or postponement thereof) of our stockholders, and in connection with any written consent of our stockholders, and (ii) direct and effect the sale, transfer or other disposition of all or any part of the shares of our common stock held by Holdings, if, as and when so determined in the sole discretion of VoteCo. The irrevocable proxy terminates with respect to any shares of our common stock that are sold, transferred or otherwise disposed of by VoteCo upon such sale, transfer or other disposition. VoteCo is member-managed by its sole member, David Sambur. Mr. Sambur holds the membership interests of VoteCo and as such may be deemed to share voting and dispositive control, and beneficial ownership, with VoteCo with respect to the shares of our common stock subject to the irrevocable proxy granted to VoteCo. Apollo Gaming Holdings GP, LLC (“Holdings GP”) is the general partner of Holdings. Apollo Management VIII, L.P. (“Management VIII”) is the manager of Holdings GP and of Apollo Investment Fund VIII, L.P. (“AIF VIII”). AIF VIII is a member of Holdings GP, and as such has the right to direct Management VIII in its management of Holdings GP, and is also a limited partner of Holdings. AIF VIII Management, LLC (“AIF VIII LLC”) is the general partner of Management VIII. Apollo Management, L.P. (“Apollo Management”) is the sole member-manager of AIF VIII LLC, and Apollo Management GP, LLC (“Management GP”) is the general partner of Apollo Management. Apollo Management Holdings, L.P. (“Management Holdings”) is the sole member and manager of Management GP. Apollo Management Holdings GP, LLC (“Management Holdings GP”) is the general partner of Management Holdings. Leon Black, Joshua Harris and Mr. Rowan are the managers, as well as executive officers, of Management Holdings GP. Due to the irrevocable proxy granted to VoteCo, none of Holdings, Holdings GP, Management VIII, AFI VIII, AIF VIII LLC, Apollo Management, Management GP, Management Holdings or Management Holdings GP will be deemed to beneficially own the shares of our common stock held by Holdings. The address of VoteCo is 5475 X. Decatur Blvd., Las Vegas, Nevada 89118. The address of each of Holdings, Holdings GP, Management VIII, AIF VIII LLC, Apollo Management, Management GP, Management Holdings and Management Holdings GP, and Messrs. Black, Harris, Rowan and Sambur, is 9 West 57th Street, 43rd Floor, New York, New York 10019

(2)     David Sambur, Eric Press and Daniel Cohen are each affiliated with Apollo Management and its affiliated investment managers and advisors. Messrs. Black, Cohen, Harris, Press, Rowan and Sambur each disclaim beneficial ownership of the shares of our common stock that are beneficially owned by VoteCo, or directly held of record by Holdings. The address of each of Mr. Cohen, Mr. Sambur and Mr. Press is 9 West 57th Street, 43rd Floor, New York, New York 10019.

(3)     Number of shares beneficially owned includes 373,035 shares of common stock issuable upon the exercise of options within 60 days.

(4)     Number of shares beneficially owned includes 65,667 shares of common stock issuable upon the exercise of options within 60 days.

(5)     Number of shares beneficially owned includes 54,402 shares of common stock issuable upon the exercise of options within 60 days.

(6)     Number of shares beneficially owned includes 145,716 shares of common stock issuable upon the exercise of options within 60 days.

2014 Long-Term Incentive Plan

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

2018 Omnibus Incentive Plan

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

	As of December 31, 2018
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,802,946	7.66	1,651,244
Equity compensation plans not approved by shareholders	—	—	—
Total remaining shares to be issued.	1,802,946	7.66	1,651,244

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Transactions

Other than compensation arrangements for our named executive officers and directors, there were no transactions, to which we were a party or will be a party, in which:

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

Director Independence

As allowed under the applicable rules and regulations of the SEC and the New York Stock Exchange, we intend to phase in compliance applicable independence requirements prior to the end of the one-year transition period. Our independent directors, as such term is defined by the applicable rules and regulations of the New York Stock Exchange and our board’s determination of their independence, are Adam Chibib, Yvette Landau and Geoff Freeman.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

PricewaterhouseCoopers LLP (“PwC”) served as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2018 and 2017. The following table presents fees for professional services rendered by PwC related to the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2018 and 2017 and fees billed for other services rendered by PwC during those years.

Category	2018	2017
Audit fees	$1,293,231	$665,644
Audit related	466,232	535,652
Tax fees	482,985	604,784
All other fees	841,974	265,900
Total	$3,084,422	$2,071,980

Audit Fees consisted of the aggregate fees paid or accrued for professional services rendered for the annual audit of the Company’s financial statements, the reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q, and statutory audits of foreign subsidiary financial statements. The Audit-Related fees listed above were billed in connection with the professional services performed in 2018 and 2017 including services related to SEC registration statement filings and SEC comment letters. Tax fees include the aggregate fees paid during the respective years for tax compliance and tax advisory services. All Other Fees listed above were billed for services provided in connection with acquisition due diligence and other services.

The Board of Directors of the Company has adopted a policy that requires advance approval of all audit, audit-related, tax and other services performed by the independent auditors. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditor is engaged to perform it. All of the fees described in the table above were pre-approved by the Audit Committee.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)(1). Financial Statements.
Included in Part II of this Amendment:
(a)(2). Financial Statement Schedules.
We have omitted certain other financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements. We have included Schedule I - Condensed Financial Information of the Registrant for the years ended December 31, 2018, 2017, and 2016 on page F-34 and Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2018, 2017, and 2016 on page F-39.
(a)(3). Exhibits.

Exhibit Number	Exhibit Description

3.1	Certificate of Amended and Restated Articles of Incorporation of PlayAGS, Inc., effective January 29, 2018.

3.2	Bylaws, Adopted January 29, 2018

10.1	2014 Managerial Incentive Plan.

10.2	AP Gaming Holdco, Inc. 2014 Long-Term Incentive Plan.

10.3	Form of Option Agreement.

10.4	Form of Subscription Agreement.

10.5	PlayAGS, Inc. Omnibus Incentive Plan

10.6	PlayAGS, INC. Omnibus Incentive Plan, Director Stock Award Agreement

10.7	PlayAGS, INC. Omnibus Incentive Plan, Non-Qualified Option Award Agreement

10.8	PlayAGS, INC. Omnibus Incentive Plan, Restricted Stock Unit Award Agreement

10.9	Employment Agreement, dated April 28, 2014, by and between David Lopez and AP Gaming Holdco, Inc.

10.10	Nonqualified Stock Option Agreement, dated April 28, 2014, by and between AP Gaming Holdco, Inc. and David Lopez.

10.11	Restricted Stock Agreement, dated April 28, 2014, by and between AP Gaming Holdco, Inc. and David Lopez.

10.12	Employment Agreement, dated as September 1, 2018, by and between AGS, LLC and Sigmund Lee.

10.13	Nonqualified Time-Based Stock Option Agreement, dated July 17, 2015, by and between AP Gaming Holdco, Inc. and Sigmund Lee.

10.14	Nonqualified Performance-Based Stock Option Agreement, dated July 17, 2015, by and between AP Gaming Holdco, Inc. and Sigmund Lee.

10.15	Nonqualified Stock Option Agreement, dated January 18, 2016, by and between AP Gaming Holdco, Inc. and Sigmund Lee.

10.16	Employment Agreement, dated October 21, 2018, by and between Kimo Akiona and AGS, LLC.

10.17	Nonqualified Stock Option Agreement, dated March 11, 2015, by and between AP Gaming Holdco, Inc. and Kimo Akiona.

10.18
First Lien Credit Agreement, dated as of June 6, 2017, among AP Gaming Holdings, LLC, as Holdings, AP Gaming I, LLC, as Borrower, the lenders party thereto, Jefferies Finance LLC, as Administrative Agent, Jefferies Finance LLC and Macquarie Capital (USA) Inc., as Joint Lead Arrangers and Joint Bookrunners, and Apollo Global Securities, LLC, as Co-Manager.

10.19
Incremental Assumption and Amendment Agreement, dated as of February 7, 2018, by and among AP Holdings, LLC, AP Gaming I, LLC, each subsidiary loan party listed on the signature pages thereof, Finance LLC and the lenders from time to time party thereto.

10.20
Incremental Assumption and Amendment Agreement No. 2, dated as of October 5, 2018, by and among AP Gaming Holdings, LLC, AP Gaming I, LLC, each subsidiary loan party listed on the signature pages thereof, Jefferies Finance LLC and the lenders from time to time party thereto.

10.21	Collateral Agreement among AP Gaming, LLC, each Subsidiary Party and Jefferies Finance, LLC, dated as of June 6, 2017.

10.22	Holdings Guarantee and Pledge Agreement, by and among AP Gaming Holdings, LLC and Jefferies Finance LLC, dated as of June 6, 2017.

10.23
Subsidiary Guarantee between AP Gaming II, Inc., AP Gaming Acquisition, LLC, AGS Capital, LLC, AGS LLC, AGS Partners, LLC, AGS Illinois, LLP, AP Gaming NV, LLC and Jefferies Finance, LLC dated as of June 6, 2017.

10.24
Amended and Restated Securityholders Agreement, by and among Apollo Gaming Holdings, L.P., AP Gaming VoteCo, LLC, PlayAGS, Inc. (f/k/a AP Gaming Holdco, Inc.) and the other Holders party thereto, dated January 29, 2018.

10.25	Stockholders Agreement, by and among PlayAGS, Inc., Apollo Gaming Holdings, L.P. and AP Gaming VoteCo, LLC, dated January 29, 2018.

10.26	Irrevocable Proxy of AP Gaming VoteCo, LLC, dated January 29, 2018.

21.1	Subsidiaries of PlayAGS, Inc.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.IN	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

ITEM 16. FORM 10–K SUMMARY.
None.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYAGS, INC.

Date:	March 5, 2019	By:	/s/ KIMO AKIONA
		Name:	Kimo Akiona
		Title:	Chief Financial Officer, Chief Accounting Officer and Treasurer, (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID LOPEZ	Chief Executive Officer, President and Director (Principal Executive Officer)	March 5, 2019
David Lopez

/s/ KIMO AKIONA	Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)	March 5, 2019
Kimo Akiona

/s/ DAVID SAMBUR	Director	March 5, 2019
David Sambur

/s/ DANIEL COHEN	Director	March 5, 2019
Daniel Cohen

/s/ ERIC PRESS	Director	March 5, 2019
Eric Press

/s/ YVETTE E. LANDAU	Director	March 5, 2019
Yvette E. Landau

/s/ ADAM CHIBIB	Director	March 5, 2019
Adam Chibib

/s/ GEOFF FREEMAN	Director	March 5, 2019
Geoff Freeman

ITEM 1. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PlayAGS, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PlayAGS, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2018.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

Las Vegas, Nevada
March 5, 2019

We have served as the Company's auditor since 2016.

PLAYAGS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$70,726	$19,242
Restricted cash	78	100
Accounts receivable, net of allowance of $885 and $1,462 respectively	44,704	32,776
Inventories	27,438	24,455
Prepaid expenses	3,566	2,675
Deposits and other	4,231	3,460
Total current assets	150,743	82,708
Property and equipment, net	91,547	77,982
Goodwill	277,263	278,337
Intangible assets	196,898	232,287
Deferred tax asset	2,544	1,115
Other assets	12,347	24,813
Total assets	$731,342	$697,242

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$14,821	$11,407
Accrued liabilities	26,659	24,954
Current maturities of long-term debt	5,959	7,359
Total current liabilities	47,439	43,720
Long-term debt	521,924	644,158
Deferred tax liability - noncurrent	1,443	1,016
Other long-term liabilities	24,732	36,283
Total liabilities	595,538	725,177
Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock at $0.01 par value; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value; 450,000,000 at December 31, 2018 and 46,629,155 shares authorized at December 31, 2017; 35,353,296 and 23,208,076 shares issued and outstanding at December 31, 2018 and 2017.	353	149
Additional paid-in capital	361,628	177,276
Accumulated deficit	(222,403)	(201,557)
Accumulated other comprehensive (loss) income	(3,774)	(3,803)
Total stockholders’ equity (deficit)	135,804	(27,935)
Total liabilities and stockholders’ equity	$731,342	$697,242
The accompanying notes are an integral part of these consolidated financial statements.

PLAYAGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(amounts in thousands, except per share data)

	Year ended December 31,
	2018	2017	2016
Revenues
Gaming operations	$201,809	$170,252	$154,857
Equipment sales	83,490	41,703	11,949
Total revenues	285,299	211,955	166,806
Operating expenses
Cost of gaming operations(1)	39,268	31,742	26,736
Cost of equipment sales(1)	39,670	19,847	6,237
Selling, general and administrative	63,038	44,015	46,108
Research and development	31,745	25,715	21,346
Write-downs and other charges	8,753	4,485	3,262
Depreciation and amortization	77,535	71,649	80,181
Total operating expenses	260,009	197,453	183,870
Income (loss) from operations	25,290	14,502	(17,064)
Other expense (income)
Interest expense	37,607	55,511	59,963
Interest income	(207)	(108)	(57)
Loss on extinguishment and modification of debt	6,625	9,032	—
Other expense (income)	10,488	(2,938)	7,404
Loss before income taxes	(29,223)	(46,995)	(84,374)
Income tax benefit	8,377	1,889	3,000
Net loss	(20,846)	(45,106)	(81,374)
Foreign currency translation adjustment	29	743	(2,735)
Total comprehensive loss	$(20,817)	$(44,363)	$(84,109)

Basic and diluted loss per common share:
Basic	$(0.61)	$(1.94)	$(3.51)
Diluted	$(0.61)	$(1.94)	$(3.51)
Weighted average common shares outstanding:
Basic	34,404	23,208	23,208
Diluted	34,404	23,208	23,208

(1) exclusive of depreciation and amortization

The accompanying notes are an integral part of these consolidated financial statements.

PLAYAGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(in thousands, except share data)

		PlayAGS, Inc.
	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2016	10,000,000	149	177,276	(75,077)	(1,811)	100,537
Net loss	—	—	—	(81,374)	—	(81,374)
Foreign currency translation adjustment	—	—	—	—	(2,735)	(2,735)
Issuance of common stock	4,931,529	—	—	—	—	—
Balance at December 31, 2016	14,931,529	149	177,276	(156,451)	(4,546)	16,428
Net loss	—	—	—	(45,106)	—	(45,106)
Foreign currency translation adjustment	—	—	—	—	743	743
Balance at December 31, 2017	14,931,529	149	177,276	(201,557)	(3,803)	(27,935)
Net loss	—	—	—	(20,846)	—	(20,846)
Foreign currency translation adjustment	—	—	—	—	29	29
Stock-based compensation expense	—	—	10,933	—	—	10,933
Stock split (1.5543-for-one)	8,276,547	83	(83)	—	—	—
Reclassification of management shares	170,712	2	1,319	—	—	1,321
Vesting of restricted stock	112,286	—	—	—	—	—
Stock option exercise	74,722	1	773	—	—	774
Issuance of common stock	11,787,500	118	171,410	—	—	171,528
Balance at December 31, 2018	35,353,296	353	$361,628	$(222,403)	$(3,774)	$135,804

The accompanying notes are an integral part of these consolidated financial statements.

PLAYAGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net loss	$(20,846)	$(45,106)	$(81,374)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	77,535	71,649	80,181
Accretion of contract rights under development agreements and placement fees	4,552	4,680	4,702
Amortization of deferred loan costs and discount	1,826	2,976	3,542
Payment-in-kind interest capitalized	—	15,935	15,396
Payment-in-kind interest payments	(37,624)	(2,698)	—
Write-off of deferred loan cost and discount	3,876	3,294	—
Stock-based compensation expense	10,933	—	—
Provision (benefit) for bad debts	(441)	651	2,290
Loss on disposition of assets	1,963	3,901	1,149
Impairment of assets	6,089	584	4,749
Fair value adjustment of contingent consideration	701	—	—
Benefit of deferred income tax	(970)	(7,062)	(7,998)
Changes in assets and liabilities related to operations:
Accounts receivable	(11,488)	(8,348)	(3,191)
Inventories	4,907	(1,636)	307
Prepaid expenses	(895)	(599)	2,021
Deposits and other	(748)	(374)	(315)
Other assets, non-current	12,204	(2,290)	467
Accounts payable and accrued liabilities	(6,063)	8,451	12,567
Net cash provided by operating activities	45,511	44,008	34,493
Cash flows from investing activities
Business acquisitions, net of cash acquired	(4,452)	(63,850)	—
Purchase of intangible assets	(1,119)	(1,226)	(1,311)
Software development and other expenditures	(10,460)	(7,664)	(6,526)
Proceeds from disposition of assets	519	514	87
Purchases of property and equipment	(54,602)	(48,585)	(32,879)
Net cash used in investing activities	(70,114)	(120,811)	(40,629)
Cash flows from financing activities
Proceeds from issuance of first lien credit facilities	—	448,725	—
Proceeds from incremental term loans	29,874	65,000	—
Payments on first lien credit facilities	(5,211)	(2,413)	(6,987)
Payments on equipment long term note payable and capital leases	(2,883)	(2,372)	—
Payment of deferred loan costs	(41)	(3,267)	—
Payment of financed placement fee obligations	(3,628)	(3,807)	(3,516)
Payment of previous acquisition obligation	—	(128)	(1,125)
Repayment of senior secured credit facilities	(115,000)	(410,655)	—
Repayment of seller notes	—	(12,401)	—
Proceeds from stock option exercise	774	—	—
Proceeds from issuance of common stock	176,341	—	—
Proceeds from employees in advance of common stock issuance	—	25	75
Initial public offering costs	(4,160)	(653)	—
Repurchase of shares issued to management	—	—	(50)
Net cash provided by (used in) financing activities	76,066	78,054	(11,603)
Effect of exchange rates on cash, cash equivalents and restricted cash	(1)	14	(6)
Increase (decrease) in cash, cash equivalents and restricted cash	51,462	1,265	(17,745)
Cash, cash equivalents and restricted cash, beginning of period	19,342	18,077	35,822
Cash, cash equivalents and restricted cash, end of period	$70,804	$19,342	$18,077
Supplemental cash flow information:
Cash paid during the period for interest	$35,392	$35,890	$40,060
Cash paid during the period for taxes	$1,742	$1,157	$1,247
Non-cash investing and financing activities:
Non-cash consideration given in business acquisitions	$500	$2,600	$—
Financed purchase property and equipment	$1,454	$368	$2,662
Financed purchase of intangible asset	$2,000	$4,866	$—

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

On February 27, 2018, we sold an additional 1,537,500 shares of common stock, pursuant to the underwriters’ exercise in full of the over-allotment option.

Electronic Gaming Machines

Our EGM segment offers a selection of video slot titles developed for the global marketplace, and EGM cabinets which include the Alora, Orion Portrait, Orion Upright, ICON, Halo, Big Red (“Colossal Diamonds”) and our newly introduced Orion Slant. In addition to providing complete EGM units, we offer conversion kits that allow existing game titles to be converted to other game titles offered within that operating platform.

Table Products

Our table products include live proprietary table products and side-bets, as well as ancillary table products. Products include both internally developed and acquired proprietary table products, side-bets, progressives, and table technology related to blackjack, poker, baccarat, craps and roulette. We have acquired a number of popular brands, including In Bet Gaming (“In Bet”), Buster Blackjack, Double Draw Poker and Criss Cross Poker that are based on traditional well-known public domain games such as blackjack and poker; however, these proprietary games provide intriguing betting options that offer more excitement and greater volatility to the player, ultimately enhancing our casino customers’ profitability. In addition, we offer a single deck card shuffler for poker tables, Dex S.

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

Revenue Recognition

In May 2014, the FASB issued an accounting standards update (“ASU”) No. 2014-09, Revenue from Contracts with
Customers (Topic 606), which clarifies the principles for recognizing revenue from contracts with customers. The amendment outlines a single comprehensive model for entities to depict the transfer of goods or services to customers in amounts that reflect the payment to which a company expects to be entitled in exchange for those goods or services. The amendment also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. The ASU may be adopted using either a full retrospective transition method or a modified retrospective transition method and was adopted by the Company on January 1, 2018. The Company used the modified retrospective application approach and the adoption of the new revenue standards did not have a material impact on its consolidated financial statements. Therefore, we did not include our accounting policies below related to the previous accounting standards, which were applicable to 2017 and 2016. Related disclosures of the Company’s revenue recognition policy have been updated above under Revenue Recognition to reflect the adoption of the new standards.

Leasing of equipment in both our EGM and Table Products segments is accounted for under lease accounting guidance in ASC 840 and is recorded in gaming operations revenue. Our remaining revenue streams are accounted for under ASC 606 and the ASUs described above and include equipment sales in our EGM and to a lesser extent in our Table Products segments is recorded in equipment sales and revenue earned in our Interactive segment that is recorded in gaming operations revenue.

The following table disaggregates our revenues by type within each of our segments (amounts in thousands):

	Year ended December 31,
	2018	2017	2016
EGM
Gaming operations	$187,809	$158,335	$144,510
Equipment sales	83,216	41,596	11,897
Total	$271,025	$199,931	$156,407

Table Products
Gaming operations	$7,377	$3,958	$2,622
Equipment sales	274	107	52
Total	$7,651	$4,065	$2,674

Interactive (gaming operations)
Social	$6,147	$7,959	$7,725
RMG	476	—	—
Total	$6,623	$7,959	$7,725

Gaming Operations

Gaming operations revenue is earned by providing customers with gaming machines, gaming machine content licenses, table products, back-office equipment and linked progressive systems, which are collectively referred to as gaming equipment,

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

under participation arrangements. The participation arrangements convey the right to use the equipment (i.e. gaming machines and related integral software) for a stated period of time, which typically ranges from one to three years upon which the contract continues on a month-to-month basis thereafter. In some instances, the Company will enter arrangements for longer periods of time; however, many of these arrangements include the ability of the customer to cancel the contract and return the games to the Company, a provision which renders their contracts effectively month-to-month contracts. Primarily due to these factors, our participation arrangements are accounted for as operating leases. In some instances, we will offer a free trial period during which no revenue is recognized. If during or at the conclusion of the trial period the customer chooses to enter into a lease for the gaming equipment, we commence revenue recognition according to the terms of the agreement.

Under participation arrangements, the Company retains ownership of the gaming equipment installed at the customer facilities and receives either revenue based on a percentage of the win per day generated by the gaming equipment or a fixed daily fee. Thus, in our consolidated financial statements the Company records revenue monthly related to these arrangements and the gaming equipment is recorded in property and equipment, net on our balance sheet and depreciated over the expected life of the gaming equipment.

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

Gaming operations revenue is also earned from the licensing of table product content and is earned and recognized primarily on a fixed monthly rate. Our B2C social casino products earn revenue from the sale of virtual coins or chips, which is recorded when the purchased coins or chips are used by the customer. B2C social casino revenue is presented gross of the platform fees. B2B social casino products earn revenue primarily based on a percentage of the monthly revenue generated by the white label casino apps that we build and operate for our customers. RMG revenue is earned primarily based on a percentage of the revenue produced by the games on our platform as well as monthly platform fees and initial integration fees. RMG revenue is presented net of payments to game and content suppliers.

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

Equipment sales are generated from the sale of gaming machines and table products and licensing rights to the integral game content software that is installed in the related equipment, parts, and other ancillary equipment. Also included within the deliverables are delivery, installation and training, all of which occur within a few days of arriving at the customer location. Gaming sales do not include maintenance beyond a standard warranty period. The recognition of revenue from the sale of gaming devices occurs as the customer obtains control of the product and all other revenue recognition criteria have been satisfied. Our contracts include a fixed transaction price. Amounts are due from customers within 30 to 90 days of the invoice date and to a lesser extent we offer extended payment terms of 12 to 24 months with payments due monthly during the extended payment period.

The Company enters into revenue arrangements that may consist of multiple performance obligations, which are typically multiple distinct products that may be shipped to the customer at different times. For example, sales arrangements may include the sale of gaming machines and table products to be delivered upon the consummation of the contract and additional game content conversion kits that will be delivered at a later date when requested by the customer to replace the game content on the customer’s existing gaming machines. Products are identified as separate performance obligations if they are distinct, which occurs if the customer can benefit from the product on its own and is separately identifiable from other promises in the contract.

Revenue is allocated to the separate performance obligations based on relative standalone selling prices determined at contract inception. Standalone selling prices are primarily determined by prices that we charge for the products when they are sold separately. When a product is not sold separately, we determine the standalone selling price with reference to our standard pricing policies and practices. We made an accounting policy election to exclude from the measurement of the transaction price, sales taxes and

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

all other items of a similar nature, and also elected to account for shipping and handling activities as a fulfillment of our promise to transfer the goods. Accordingly, shipping and handling costs are included in cost of sales.

Revenue allocated to undelivered performance obligations is recorded as a contract liability and the balance of our contract liability was not material as of December 31, 2018 and 2017.

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

The following provides financial information concerning the change in our allowance for doubtful accounts (in thousands):

	Allowance for Accounts Receivable Year ended December 31, 2018
	Beginning Balance	Charge-offs	Provision (Benefit)	Ending Balance
Allowance for doubtful accounts	$1,462	$(136)	$(441)	$885

	Allowance for Accounts Receivable Year ended December 31, 2017
	Beginning Balance	Charge-offs	Provision	Ending Balance
Allowance for doubtful accounts	$1,972	$(1,161)	$651	$1,462

	Allowance for Accounts Receivable Year ended December 31, 2016
	Beginning Balance	Charge-offs	Provision	Ending Balance
Allowance for doubtful accounts	$113	$(431)	$2,290	$1,972

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Inventories

Inventories consist primarily of parts and supplies that are used to repair and maintain machinery and equipment as well as EGMs in production and finished goods held for sale. Inventories are stated at net realizable value. Cost of inventories is determined using the first-in, first-out (“FIFO”) method for all components of inventory. The Company regularly reviews inventory quantities and updates estimates for the net realizable value of inventories. This process includes examining the carrying values of parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose). Some of the factors involved in this analysis include the overall levels of the inventories, the current and projected sales levels for such products, the projected markets for such products and the costs required to sell the products, including refurbishment costs. Changes in the assumptions or estimates could materially affect the inventory carrying value. As of December 31, 2018 and December 31, 2017, the value of raw material inventory was $22.3 million and $19.9 million, respectively. As of December 31, 2018 and December 31, 2017, the value of finished goods inventory was $5.1 million and $4.6 million, respectively. There was no work in process material as of December 31, 2018 and December 31, 2017.

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

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

amount. If we believe, as a result of our qualitative assessment, that it is more likely than not that the fair value of the asset is less than its carrying amount, the quantitative impairment test is required.

Costs of Capitalized Computer Software

Internally developed gaming software represents the Company’s internal costs to develop gaming titles to utilize on the Company’s gaming machines. Internally developed gaming software is stated at cost and amortized over the estimated useful lives of the software, using the straight-line method. Software development costs are capitalized once technological feasibility has been established and are amortized when the software is placed into service. The gaming software we develop reaches technological feasibility when a working model of the gaming software is available. Any subsequent software maintenance costs, such as bug fixes and subsequent testing, are expensed as incurred. Discontinued software development costs are expensed when the determination to discontinue is made. Software development costs are amortized over the expected life of the title or group of titles, if applicable, to amortization expense.

On a quarterly basis, or more frequently if circumstances warrant, the Company compares the net book value of its internally developed gaming software to the net realizable value on a title or group of title basis. The net realizable value is determined based upon certain assumptions, including the expected future revenues and net cash flows of the gaming titles or group of gaming titles utilizing that software, if applicable.

Goodwill

The excess of the purchase price of an acquired business over the estimated fair value of the assets acquired and the liabilities assumed is recorded as goodwill. The Company tests for possible impairment of goodwill at least annually, on October 1, or when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company has the option to begin with a qualitative assessment, commonly referred to as “Step 0”, to determine whether it is more likely than not that the reporting unit’s fair value of goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as the general economic environment, industry and market conditions, changes in key assumptions used since the most recently performed valuation and overall financial performance of the reporting units. If the Company determines that it is more likely than not that a reporting unit’s fair value is less than its carrying value, the Company performs a quantitative goodwill impairment analysis, and depending upon the results of that measurement, the recorded goodwill may be written down and charged to income from operations when the carrying amount of the reporting unit exceeds the fair value of the reporting unit. In the fourth quarter of 2018, we recorded an impairment of goodwill related to the Social Interactive reporting unit in the amount of $4.8 million as described in Note 4.

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

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

•
Level 2 - quoted prices in an active market for similar assets or liabilities, inputs other than quoted prices that are observable for similar assets or liabilities, inputs derived principally from or corroborated by observable market data by correlation or other means; and

•	Level 3 - valuation methodology with unobservable inputs that are significant to the fair value measurement.

The carrying values of the Company’s cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short term maturities of these instruments. The fair value of our long-term debt is based on the quoted market prices for similar instruments (Level 2 inputs). The estimated fair value of our long-term debt was $528.1 million and $675.7 million as of December 31, 2018 and 2017, respectively.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents and accounts receivable, net. Cash equivalents are investment-grade, short-term debt instruments consisting of treasury bills which are maintained with high credit quality financial institutions under repurchase agreements. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of December 31, 2018 and 2017, the Company did not have cash equivalents.

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue from gaming operations is concentrated in the Class II gaming and casino industry, primarily located in Oklahoma and Alabama. For the years ended December 31, 2018, 2017 and 2016, approximately 11%, 11%, and 15% of our total revenues were derived from one customer, respectively. Another customer accounted for approximately 9% of our total revenues for the year ended December 31, 2018 and 11% for the year ended December 31, 2017, with no concentrations noted for the year ended December 31, 2016. For the years ended December 31, 2018, 2017 and 2016 approximately 9%, 11% and 10% of our total revenues were derived in Mexico, respectively. The Company had one customer with accounts receivable, net equaling approximately 10% of total outstanding accounts receivable, net at December 31, 2016 and none at December 31, 2018 and 2017.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the year ended December 31, 2018, 2017 and 2016 were $0.6 million, $0.7 million and $0.7 million, respectively.

Research and Development

Research and development costs related primarily to software product development costs and is expensed as incurred until technological feasibility has been established. Employee related costs associated with product development are included in research and development.

Recently Issued Accounting Pronouncements

Adopted in the Current Year

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). ASU 2016-15 intends to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and was adopted on January 1, 2018. Early adoption is permitted. The provisions of ASU 2016-15 did not have a material effect on our financial condition, results of operations or cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new guidance clarifies the definition of a business in order to allow for the evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We adopted this ASU in the current year and is effective for acquisitions that are consummated in the current and future periods.

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

To be Adopted in Future Periods

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 intends to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The adoption of this guidance is expected to result in a significant portion of our operating leases, where we are the lessee, to be recognized on our Consolidated Balance Sheets. The guidance requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with earlier

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

adoption permitted.  In July of 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which is intended to reduce costs and ease implementation of the leases standard in the preparation of financial statements. ASU 2018-11 provides a new transition method and a practical expedient for separating components of a contract.  The ASU 2018-11 allows entities to change their date of initial application to the beginning of the period of adoption. Therefore, a public business entity with a calendar year-end could elect to have a date of initial application of January 1, 2019. In doing so, the Company will (i) apply ASC 840 in the comparative periods, (ii) provide the disclosures required by ASC 840 for all periods that continue to be presented in accordance with ASC 840, (iii) recognize the effects of applying Topic 842 as a cumulative-effect adjustment to retained earnings as of January 1, 2019. The Company will use the practical expedient to use hindsight when determining lease term and a package of practical expedients to not reassess whether a contract is or contains a lease, lease classification, and initial direct costs. The Company is currently evaluating the provisions of the amendment and the impact on its future consolidated financial statements. We estimate our liability to be approximately $12 million. We estimate our right-of-use asset to be approximately $10 million.

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

We attribute the goodwill acquired to our ability to utilize AGS iGaming’s existing RMG platform to distribute our existing EGM game content into many markets, diversification of our Interactive segment’s product portfolio that now includes a real-money gaming solution and other strategic benefits. The total consideration for this acquisition was $5.0 million, which included cash paid of $4.5 million and $0.5 million of deferred consideration that is payable within 18 months of the acquisition date. The consideration was preliminarily allocated primarily to goodwill that is not tax deductible for $3.7 million and intangible assets of $2.1 million, which will be amortized over a weighted average period of approximately 6.7 years years.

The intangible assets consist primarily of customer relationships and a technology platform. The customer relationships were valued using the cost approaches (level 3 fair value measurement), in which we determined an estimated reproduction or replacement cost, as applicable. The technology platform was valued using the royalty savings method (level 3 fair value measurement), which is a risk-adjusted discounted cash flow approach. The royalty savings method values an intangible asset by estimating the royalties saved through ownership of the asset. The royalty savings method requires identifying the future revenue that would be impacted by the technology platform (or royalty-free rights to the assets), multiplying it by a royalty rate deemed to be avoided through ownership of the asset and discounting the projected royalty savings amounts back to the acquisition date.  The royalty rate used in such valuation was based on a consideration of market rates for similar categories of assets.

It is not practicable to provide pro forma statements of operations giving effect to the AGS iGaming acquisition as if it had been completed at an earlier date. This is due to the lack of historical financial information sufficient to produce such pro forma statements given the start up nature of AGS iGaming.

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

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The allocation of the purchase price to the fair values of the assets acquired and the liabilities assumed was as follows (in thousands):

Inventories	$354
Property and equipment	3,307
Goodwill	23,217
Intangible assets	30,290
Total Assets	57,168
Other long-term liabilities	318
Total purchase price	$56,850
The total consideration exceeded the aggregate fair value of the acquired assets and assumed liabilities at the acquisition date and has been recorded as goodwill. We attribute this goodwill to our opportunities for synergies through our ability to leverage our existing service network to service the acquired assets, the opportunity to derive incremental revenue through upgrading the EGMs with the Company’s existing game content and platforms and other strategic benefits. The goodwill associated with the acquisition is deductible for income tax purposes.
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
The fair value of customer relationships was determined using the excess earnings method, which is a risk-adjusted discounted cash flow approach that determines the value of an intangible asset as the present value of the cash flows attributable to such asset after excluding the proportion of the cash flows that are attributable to other assets. The contribution to the cash flows that are made by other assets - such as fixed assets, working capital, workforce and other intangible assets - was through contributory asset capital charges. The value of the acquired customer relationship asset is the present value of the attributed post-tax cash flows, net of the post-tax return on fair value attributed to the other assets.
The fair values of acquired trade names and gaming technology platforms were primarily determined using the royalty savings method, which is a risk-adjusted discounted cash flow approach. The royalty savings method values an intangible asset by estimating the royalties saved through ownership of the asset. The royalty savings method requires identifying the future revenue that would be impacted by the trade name or intellectual property (or royalty-free rights to the assets), multiplying it by a royalty rate deemed to be avoided through ownership of the asset and discounting the projected royalty savings amounts back to the acquisition date.  The royalty rate used in such valuation was based on a consideration of market rates for similar categories of assets.
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

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

expenses that the Company incurred in December 2017.

From December 6, 2017 through December 31, 2017 (in thousands)
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

In Bet Gaming

During the quarter ended September 30, 2017, the Company acquired certain intangible assets related to the purchase of table games and table game related intellectual property from In Bet. The acquisition was accounted for as an acquisition of a business and the assets acquired and liabilities assumed were measured based on our final estimates of their fair values at the acquisition date. We attribute the goodwill acquired to our ability to commercialize the products over our distribution and sales network, opportunities for synergies, and other strategic benefits. The total consideration for this acquisition was $9.6 million, which included $2.6 million of contingent consideration that is payable upon the achievement of certain targets and periodically based on a percentage of product revenue earned on the purchased table games.

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

NOTE 3. PROPERTY AND EQUIPMENT
Property and equipment, net consist of the following (in thousands):

	December 31, 2018	December 31, 2017
Gaming equipment	$141,530	$125,064
Other property and equipment	23,304	17,229
Less: Accumulated depreciation	(73,287)	(64,311)
Total property and equipment, net	$91,547	$77,982
Gaming equipment and other property and equipment are depreciated over the respective useful lives of the assets ranging from two to six years. Depreciation expense was 32.4 million, $27.2 million and $27.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4. GOODWILL AND INTANGIBLES

Changes in the carrying amount of goodwill are as follows (in thousands):

	Gross Carrying Amount
	EGM	Table Products	Interactive	Total
Balance at December 31, 2016	$242,796	$3,400	$4,828	$251,024
Foreign currency adjustments	855	—	—	855
Acquisition	23,217	3,241	—	26,458
Balance at December 31, 2017	266,868	6,641	4,828	278,337
Foreign currency adjustments	11	—	(182)	(171)
Purchase accounting adjustment	200	—	—	200
Acquisition	—	—	3,725	3,725
Impairment	$—	$—	$(4,828)	$(4,828)
Balance at December 31, 2018	$267,079	$6,641	$3,543	$277,263

During the year ended December 31, 2018, we recorded a measurement period adjustment to the purchase price allocation of Rocket for $0.2 million that increased goodwill and decreased intangible assets. The adjustment was recorded based on our final valuation of the intangible assets acquired from Rocket.

The Company performed a qualitative assessment as of October 1, 2018 on the EGM and Interactive Real-Money Gaming reporting units which concluded it was not more-likely-than-not the reporting units were impaired. The Table Product reporting unit quantitative test resulted in a significant amount of cushion between the fair value and carrying value of this reporting unit.

For the Social Interactive reporting unit, which had a goodwill carrying value of $4.8 million as of the assessment date, the Company performed a quantitative, or “Step 1” analysis in the current year in which we determined the entire balance of goodwill was impaired. In performing the Step 1 goodwill impairment test for our Interactive Social reporting unit, we estimated the fair value of the Interactive Social reporting unit using an income approach that analyzed projected discounted cash flows. We used projections of revenues and operating costs with estimated growth rates during the forecast period, capital expenditures and cash flows that considered historical and estimated future results and general economic and market conditions, as well as the estimated impact of planned business and operational strategies. In the fourth quarter of the year ended December 31, 2018, during the annual budgeting process the Company decided to change its strategy with regard to marketing and user acquisition activities that drive its B2C Social offerings. The strategic decision to significantly cut spending in this area and to focus completely on the B2B Social business, was the primary reason for a reduction in the projected discounted cash flows that were used in the impairment test. The estimates and assumptions used in the discounted cash flow analysis included a terminal year long-term growth rate of 3.0% and an overall discount rate of 19% based on our weighted average cost of capital for the Company and premiums for the small size of the reporting unit and forecast risk.

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intangible assets consist of the following (in thousands):

		December 31, 2018			December 31, 2017
	Useful Life (years)	Gross Value	Accumulated Amortization	Net Carrying Value	Gross Value	Accumulated Amortization	Net Carrying Value
Indefinite lived trade names	Indefinite	$12,126	$—	$12,126	$12,126	$—	$12,126
Trade and brand names	7	14,730	(10,681)	4,049	14,730	(7,642)	7,088
Customer relationships	7	188,772	(93,358)	95,413	188,419	(69,564)	118,855
Contract rights under development and placement fees	1 - 7	19,620	(14,367)	5,253	16,834	(9,860)	6,974
Gaming software and technology platforms	1 - 7	151,055	(82,371)	68,682	141,231	(67,189)	74,042
Intellectual property	10 - 12	17,205	(5,830)	11,375	17,180	(3,978)	13,202
		$403,508	$(206,607)	$196,898	$390,520	$(158,233)	$232,287

Intangible assets are amortized over their respective estimated useful lives ranging from one to twelve years. Amortization expense related to intangible assets was $45.1 million, $44.4 million and $53.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We recorded impairments related to internally developed gaming titles and assets associated with terminated development agreements of $1.3 million for the year ended December 31, 2018. For the year ended December 31, 2017, the Company recognized impairment charges related to internally developed gaming titles of $0.6 million.

The Company enters into development agreements and placement fee agreements with certain customers to secure floor space under lease agreements for its gaming machines. Amounts paid in connection with the development agreements are repaid to the Company in accordance with the terms of the agreement, whereas placements fees are not reimbursed. For development agreements in the form of a loan, interest income is recognized on the repayment of the notes based on the stated rate or, if not stated explicitly in the development agreement, on an imputed interest rate. If the stated interest rate is deemed to be other than a market rate or zero, a discount is recorded on the note receivable as a result of the difference between the stated and market rate and a corresponding intangible asset is recorded. The intangible asset is recognized in the financial statements as a contract right under development agreement and amortized as a reduction in revenue over the term of the agreement. Placement fees can be in the form of cash paid upfront or free lease periods and are accreted over the life of the contract and the expense is recorded as a reduction of revenue. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $4.6 million, $4.7 million and $4.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The estimated amortization expense of definite-lived intangible assets as well as the accretion of contract rights under development and placement fees, for each of the next five years and thereafter is as follows (in thousands):

For the year ended December 31,	Amortization Expense	Placement Fee Accretion
2019	$39,742	$3,380
2020	33,521	371
2021	18,824	371
2022	17,801	310
2023	17,510	289
Thereafter	52,121	531
Total	$179,519	$5,253

NOTE 5. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2018	2017
Salary and payroll tax accrual	$13,393	$9,449
Taxes payable	3,437	2,655
License fee obligation	1,000	1,000
Placement fees payable	2,490	4,000
Accrued other	6,339	7,850
Total accrued liabilities	$26,659	$24,954

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 31,
	2018	2017
First Lien Credit Facilities:
Term loans, interest at LIBOR or base rate plus 3.50% (5.84% at December 31, 2018), net of unamortized discount and deferred loan costs of $10.9 million and $13.4 million at December 31, 2018 and 2017, respectively.	$526,461	$499,173
Senior secured PIK notes, net of unamortized discount and deferred loan costs of $3.0 million at December 31, 2017.	—	149,588
Equipment long-term note payable and capital leases	1,422	2,756
Total debt	527,883	651,517
Less: Current portion	(5,959)	(7,359)
Long-term debt	$521,924	$644,158

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

On December 6, 2017 the Borrower entered into incremental facilities for $65.0 million in term loans (“the Incremental Term Loans”). The net proceeds of the Incremental Term Loans were used to finance the acquisition of electronic gaming machines and related assets operated by Rocket described in Note 2, to pay fees and expenses in connection therewith and for general corporate purposes. The Incremental Term Loans have the same terms as the Borrower’s existing term loans initially borrowed under the Credit Agreement on June 6, 2017, described above.

An additional $1.0 million in loan costs was incurred related to the issuance of the incremental facilities. Given the composition of the lender group, the transaction was accounted for as a debt modification and, as such, $0.9 million in third-party costs were expensed and included in the loss on extinguishment and modification of debt, the remaining amount was capitalized and will be amortized over the term of the agreement.

On February 8, 2018, the Borrower completed the repricing of its existing $513 million term loans under its First Lien Credit Agreement (the “Term Loans”). The Term Loans were repriced from 550 basis points to 425 basis points over LIBOR. The LIBOR floor remained at 100 basis points.

On February 8, 2018, in connection with the repricing of the Term Loans , third-party costs of $1.2 million were expensed and included in the loss and modification of debt. Existing debt issuance costs of $0.4 million were written-off and also included in the loss on extinguishment and modification of debt.

On October 5, 2018, the Borrower entered into an Incremental Assumption and Amendment Agreement No. 2 (the “Incremental Agreement No. 2”) with certain of the Borrower’s subsidiaries, the lenders party thereto from time to time and the Administrative Agent. The Incremental Agreement No. 2 amended and restated that certain First Lien Credit Agreement, dated as of June 6, 2017, as amended on December 6, 2017 and as amended and restated on February 8, 2018 (the “Existing Credit Agreement”), among the Borrower, the lenders party thereto, the Administrative Agent and other parties named therein (the “Amended and Restated Credit Agreement”), to (a) reduce the applicable interest rate margin for the Term B Loans (as repriced, the “Repriced Term B Loans”) under the Credit Agreement by 0.75% (which shall increase by an additional 0.25% if at any time the Borrower receives a corporate credit rating of at least B1 from Moody’s, regardless of any future rating) and (b) provide for the incurrence by the Borrower of incremental term loans in an aggregate principal amount of $30 million (the “Incremental Term Loans” and together with the Repriced Term B Loans, the “Term B Loans”).

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

On October 5, 2018, in connection with the repricing of the Term Loans, third-party costs of $1.5 million were expensed and included in the loss on extinguishment and modification of debt.

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

As of December 31, 2018, we were in compliance with the required covenants of our debt instruments.

Amended and Restated Senior Secured PIK Notes

On January 30, 2018, the Company used the net proceeds of the IPO and cash on hand to redeem in full its 11.25% senior secured PIK notes due 2024 (the “PIK Notes”). On the redemption date, the aggregate principal amount of the PIK Notes outstanding was $152.6 million (comprised of the original principal amount of $115 million and capitalized interest) and the amount of accrued and unpaid interest was $1.4 million. In connection with the redemption, the Company repaid all of the outstanding obligations in respect of principal, interest and fees under the PIK Notes and net deferred loan costs and discounts totaling $3.0 million were written off and included in the loss on extinguishment and modification of debt.

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

Seller Notes

On June 6, 2017, AP Gaming, Inc., a wholly owned subsidiary of the Company terminated two promissory notes issued by AP Gaming, Inc. to AGS Holdings, LLC, in the initial principal amounts of $2.2 million and $3.3 million, respectively (the “AGS Seller Notes”). The AGS Seller Notes had been issued to the previous owners of the Company’s primary operating company. In connection with the termination, the Company caused the repayment of all the outstanding obligations in respect of principal and interest under the AGS Seller Notes.

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

Scheduled Maturities of Long-Term Debt

Aggregate contractual future principal payments (excluding the effects of repayments for excess cash flow) of long-term debt for the years following December 31, 2018, are as follows (in thousands):

For the year ending December 31,
2019	$5,959
2020	5,784
2021	5,693
2022	5,536
2023	5,387
Thereafter	510,440
Total scheduled maturities	538,799
Unamortized debt discount and debt issuance costs	(10,916)
Total debt	$527,883

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

On January 30, 2018, the Company completed the IPO, in which it issued and sold 10,250,000 shares of common stock at a public offering price of $16.00 per share. On February 27, 2018, the Company sold an additional 1,537,500 shares of its common stock, pursuant to the underwriters’ exercise in full of the over-allotment option. The aggregate net proceeds received by the Company from the IPO were $171.5 million, after deducting underwriting discounts and commissions and offering expenses directly related to issuance of the equity.

Prior to the consummation of the IPO, 170,712 shares of common stock were held by management. Pursuant to the Securityholders Agreement dated April 28, 2014 (the “Securityholders Agreement”), these shares were outstanding, but were not considered issued for accounting purposes as they contained a substantive performance condition, a “Qualified Public Offering”, as defined in the Securityholders Agreement, which had to be probable for the holders of these shares to benefit from their ownership. The IPO satisfied the substantive performance condition and as a result the shares and related proceeds of $1.3 million were reclassified from other long-term liabilities to additional paid-in capital and considered issued for accounting purposes. During the year ended December 31, 2018, the Company recognized stock-based compensation expense for stock options and restricted stock awards, which is further described in Note 11.

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

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

shares held by the holder for the lesser of original cost or fair market value. If a holder’s employment was terminated by the Company prior to the consummation of a Qualified Public Offering other than as described above and in the Securityholders Agreement, then the Company had the right to repurchase all or any portion of the shares held by the holder for fair market value.

NOTE 8. WRITE-DOWNS AND OTHER CHARGES

The Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) include various non-routine transactions or consulting and transaction-related fees that have been classified as write-downs and other charges. During the year ended December 31, 2018, the Company recognized $8.8 million in write-downs and other charges driven by losses from the disposal of assets of $2.0 million, the impairment to goodwill for the Social Interactive reporting unit of $4.8 million and intangible assets related to game titles and assets associated with terminated development agreements of $1.3 million (the Company used level 3 of observable inputs in conducting the impairment tests), and a fair value adjustment to contingent consideration of $0.7 million (the Company used level 3 fair value measurements based on projected cash flows)

During the year ended December 31, 2017, the Company recognized $4.5 million in write-downs and other charges driven by losses from the disposal of assets of $3.2 million, write-offs related to prepaid royalties of $0.7 million, the full impairment of certain intangible assets of $0.6 million (level 3 fair value measurement based on projected cash flows for the specific same titles), losses from the disposal of intangible assets of $0.5 million, offset by a fair value adjustment to an acquisition contingent receivable of $0.6 million (level 3 fair value measurements based on projected cash flows). The contingency was resolved in the quarter ending March 31, 2017.

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

NOTE 9. BASIC AND DILUTED LOSS PER SHARE

The Company computes net income (loss) per share in accordance with accounting guidance that requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statement of operations and comprehensive income (loss). Basic EPS is computed by dividing net income (loss) for the period by the weighted average number of shares outstanding during the period. Basic EPS would exclude Class B Shares issued to Management Holders until the performance condition was met or a termination event was considered probable (see Note 7). The performance condition was met as of December 31, 2018. Diluted EPS is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period, increased by potentially dilutive common shares that were outstanding during the period. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. Potentially dilutive common shares include stock options and restricted stock (see Note 11).

There were no potentially dilutive securities for the years ended December 31, 2018, 2017 and 2016.

Excluded from the calculation of diluted EPS for the years ended December 31, 2018, 2017 and 2016, were 125,249, 77,715 and 77,715 restricted shares, respectively. Excluded from the calculation of diluted EPS for the years ended December 31, 2018, 2017 and 2016 were 849,660, 405,774 and 470,137 stock options, respectively, as such securities were anti-dilutive.

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10. BENEFIT PLANS

The Company has established a 401(k) defined contribution plan (the “401(k) Plan”) for its employees. The 401(k) Plan allows employees to contribute a portion of their earnings, and the Company may match a percentage of the contributions on a discretionary basis. The expense associated with the 401(k) Plan for the years ended December 31, 2018, 2017 and 2016 was $1.2 million, $1.0 million and $0.9 million, respectively. The increase in the expense associated with the 401(k) Plan in each year is primarily attributable to increased headcount and participation.

On April 28, 2014, the board of directors of the Company approved the 2014 Long-Term Incentive Plan (“LTIP”). Under the LTIP, the Company is authorized to grant nonqualified stock options, rights to purchase Class B Shares, restricted stock, restricted stock units and other awards to be settled in, or based upon, Class B Shares to persons who are directors and employees of and consultants to the Company or any of its subsidiaries on the date of the grant. The LTIP will terminate ten years after approval by the board. Subject to adjustments in connection with certain changes in capitalization, the maximum number of Class B Shares that may be delivered pursuant to awards under the LTIP is 2,253,735 after giving effect to the 1.5543 - for - 1 stock split consummated on January 30, 2018 in connection with our initial public offering. As of December 31, 2018, 423,268 shares remain available for issuance.
On January 16, 2018, our board adopted and our stockholders approved the 2018 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) pursuant to which equity-based and cash incentives may be granted to participating employees, directors and consultants. The Omnibus Incentive Plan provides for an aggregate of 1,607,389 shares of our common stock. As of December 31, 2018, 1,227,976 shares remain available for issuance.

NOTE 11. SHARE-BASED COMPENSATION

All share information is presented after giving effect to the 1.5543 - for - 1 stock split consummated on January 30, 2018 in connection with our initial public offering.

Stock Options

The Company has granted stock awards to eligible participants under its incentive plans. The stock awards include options to purchase the Company’s common stock. These stock options include a combination of service and market conditions, as further described below. Prior to the Company’s IPO, these stock options included a performance vesting condition, a Qualified Public Offering (see Note 7), which was not considered to be probable prior to the consummation of the IPO, and as a result, no share-based compensation expense for stock options was recognized prior to 2018.

For the year ended December 31, 2018, the Company recognized $8.5 million in stock-based compensation for stock options and $2.4 million for restricted stock awards, the majority of which was recognized upon the consummation of the IPO. We recognize stock-based compensation on a straight-line basis over the vesting period for time based awards and we recognize the expense immediately for awards with market conditions. The amount of unrecognized compensation expense associated with stock options was $1.9 million and for restricted stock was $7.6 million at December 31, 2018 which is expected to be recognized over the a 2.3 and 3.6 yearly weighted average period, respectively.

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

	Year Ended December 31,
	2018	2017	2016
Option valuation assumptions:
Expected dividend yield	—%	—%	—%
Expected volatility	50%	66%	56%
Risk-free interest rate	2.71%	1.80%	1.64%
Expected term (in years)	6.3	6.2	6.3

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

All other option awards are eligible to vest upon the satisfaction of certain performance conditions (collectively, “Performance Options”). On January 16, 2018, we amended our option agreements to add additional vesting provisions to our Performance Options. Tranche B options are eligible to vest based on (a) achievement of an Investor IRR equal to or in excess of 20%, subject to a minimum cash-on-cash return of 2.5 times the Investor Investment (as such terms are defined in the Company’s 2014 Long-Term Incentive Plan) or (b) on the first day that the volume-weighted average price per share of our common stock for the prior 60 consecutive trading days exceeds $19.11 (provided that such 60-day period shall not commence earlier than the 181st day after the completion of our IPO). Tranche C options are eligible to vest based on (a) achievement of an Investor IRR (as defined in the incentive plans) equal to or in excess of 25% , subject to a minimum cash-on-cash return of 3.0 times the Investor Investment or (b) on the first day that the volume-weighted average price per share of our common stock for the prior 60 consecutive trading days exceeds $22.93 (provided that such 60-day period shall not commence earlier than the 181st day after the completion of our IPO). In the event of a termination of employment without cause or as a result of death or disability, any Performance Options which are outstanding and unvested will remain eligible to vest subject to achievement of such performance targets (without regard to the continued service requirement) until the first anniversary of the date of such termination. As a result of the modification, the Company measured the incremental fair value of Tranche B and Tranche C options, which resulted in $2.9 million of incremental fair value.

As of December 31, 2018, the Company had 667,565 Performance Options outstanding, all of which have vested as the vesting provisions were achieved.

A summary of the changes in stock options outstanding during the year ended December 31, 2018, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2017	1,644,212	$8.81
Granted	48,400	$24.46
Exercised	(74,722)	$10.36
Canceled or forfeited	(102,429)	$10.73
Options outstanding as of December 31, 2018	1,515,461	9.11	6.57	21,125
Exercisable as of December 31, 2018	1,102,594	$8.15	6.17	$16,369

The following is provided for stock options granted:

	Year Ended December 31,
	2018	2017	2016
Weighted average grant date fair value	$12.63	$5.31	$5.77

Restricted awards

A summary of the changes in restricted stock shares outstanding during the year ended December 31, 2018 is as follows:

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Shares Outstanding	Grant Date Fair Value (per share)
Outstanding as of December 31, 2017	77,715	$6.43
Granted	331,013	29.43
Vested	(112,286)	13.77
Canceled or forfeited	(8,963)	31.74
Outstanding as of December 31, 2018	287,479	$29.26

NOTE 12. INCOME TAXES

The components of loss before provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Domestic	$(13,814)	$(42,185)	$(69,020)
Foreign	(15,409)	(4,810)	(15,354)
Loss before provision for income taxes	$(29,223)	$(46,995)	$(84,374)

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The income tax (benefit) expense is as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Current:
Federal	$(773)	$(250)	$(958)
State	227	47	113
Foreign	(6,830)	5,365	5,865
Total current income tax (benefit) expense	(7,376)	5,162	5,020

Deferred:
Federal	379	(5,497)	(7,550)
State	48	(372)	(31)
Foreign	(1,428)	(1,182)	(439)
Total deferred income (benefit) expense	(1,001)	(7,051)	(8,020)

Income tax (benefit) expense	$(8,377)	$(1,889)	$(3,000)

The reconciliation of income tax at the federal statutory rate to the actual effective income tax rate (benefit) is as follows:

	Year ended December 31,
	2018	2017	2016
Federal statutory rate	(21.0)%	(35.0)%	(35.0)%
Foreign rate differential	(3.0)%	1.5%	2.1%
Losses of foreign subsidiaries disregarded for US income tax	(1.3)%	(2.5)%	(3.2)%
State income taxes, net of federal benefit	(0.8)%	(3.0)%	—%
Nondeductible loan costs	0.5%	1.4%	1.9%
Nondeductible transaction costs	1.1%	—%	—%
Impact of tax liquidation	10.4%	—%	—%
Tax indemnification charges	9.5%	(1.3)%	1.5%
Stock Compensation	(1.4)%	—%	—%
Other differences	2.7%	(2.7)%	2.7%
Withholding tax	1.7%	2.5%	1.5%
Tax credits	(12.0)%	(2.1)%	(0.7)%
Uncertain tax positions	(38.0)%	7.3%	1.9%
Valuation allowance	22.9%	47.2%	23.7%
Rate change - impact of the Tax Act	—%	19.9%	—%
Repatriation tax - impact of the Tax Act	(1.0)%	4.1%	—%
Tax credits - impact of the Tax Act	0.6%	(6.0)%	—%
Valuation allowance - impact of the Tax Act	0.4%	(35.3)%	—%
Effective tax rate	(28.7)%	(4.0)%	(3.6)%

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of the net deferred tax assets (liability) consist of the following (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Accrued expenses	$3,042	$2,356
Stock Compensation	2,164	—
Foreign tax credits	13,571	11,454
Net operating loss carryforwards	43,637	42,205
Research and development credits	4,530	3,320
Other	4,492	4,113
Total deferred tax assets	71,436	63,448
Valuation allowance	(40,857)	(33,774)
Deferred tax assets, net of valuation allowance	$30,579	$29,674

Deferred tax liabilities:
Prepaid expenses and other	$(511)	$(359)
Intangible assets	19,552	(25,493)
Property and equipment, net	(9,415)	(3,723)
Deferred tax liabilities	(29,478)	(29,575)
Net deferred tax assets (liabilities)	$1,101	$99

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2018 in certain tax jurisdictions. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of December 31, 2018, a valuation allowance of $40.9 million has been recorded on US and certain foreign deferred tax assets to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

As of December 31, 2018, the Company has $13.6 million of foreign tax credits which, if unused, will expire in years 2019 through 2028. In addition, the Company has $4.5 million of research and development credits which begin to expire in 2028. The foreign tax credits and research and development credits carryforwards are not expected to be realizable in future periods and have a related valuation allowance.

The Company has net operating loss (“NOL”) carryforwards for U.S. federal purposes of $188.0 million, in foreign jurisdictions of $5.8 million and various U.S. states of $88.7 million. The U.S. federal NOL carryforwards begin to expire in 2031 and the U.S. state NOL carryforwards begin to expire in 2019. The U.S. federal, state, and foreign NOL carryforwards are not expected to be realizable in future periods and have a related valuation allowance.

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

The Company had the following activity for unrecognized tax benefits in 2018 and 2017 (amounts in thousands):

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2018	December 31, 2017
Balance-beginning of year	$28,673	$30,164
Acquisitions	—	—
Increases based on tax positions of the current year	393	2,065
Decrease due to tax authority settlements	(10,457)	—
Decreases due to lapse of statute	(5,118)	(392)
Increases based on tax positions of the prior years	156	1,217
Decreases based on tax positions of the prior years	(1,065)	(4,908)
Currency translation adjustments	(2)	527
Balance-end of year	$12,580	$28,673

The Company applies a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes the impact of a tax position in the financial statements when the position is more likely than not of being sustained on audit based on the technical merits of the position.

The total amount of unrecognized tax benefits as of December 31, 2018 was $12.6 million. Of this amount, $8.1 million, if recognized, would be included in our Consolidated Statements of Operations and Comprehensive Loss and have an impact on our effective tax rate. The Company anticipates a reduction of its liability for unrecognized tax benefits of up to $3.2 million before December 31, 2019, primarily related to lapse of statute, all of which would impact our Consolidated Statements of Operations and Comprehensive Loss.

The Company interest and penalties accrued for unrecognized tax benefits in income tax expense. Related to the unrecognized tax benefits noted above, the Company reduced penalties and interest by $4.1 million during 2018. This reduction, primarily related to lapse of statute and tax authority settlements, was recognized as an income tax benefit in our Consolidated Statements of Operations and Comprehensive Loss. As of December 31, 2018, the Company has a liability of $6.8 million for penalties and interest related to unrecognized tax benefits.

The Company is subject to taxation and potential examination in the United States and various state and foreign jurisdictions. In 2018, the Company concluded its Federal income tax examination by the Internal Revenue Service (IRS) for the 2014, 2015, and 2016 tax years, and its examination in Mexico for the 2008 tax year. Adjustments in these examinations were immaterial and the Company considers years proceeding and up to the examination periods effectively settled. We are subject to examinations in the United States for the 2017 and 2018 tax years and, generally, we remain subject to examination for all periods in various state jurisdiction due to the Company’s NOLs. We are subject to examination in Mexico for the 2013 to 2018 tax years and remain subject to possible examination in various other jurisdictions that are not expected to result in material tax adjustments.

The Company entered into an indemnification agreement with the prior owners of Cadillac Jack whereby the prior owners have agreed to indemnify the Company for changes in tax positions by taxing authorities for periods prior to the acquisition. An indemnification receivable of $9.3 million and $18.9 million was recorded as an other asset in the financial statements for the years ended December 2018 and 2017, respectively. This amount includes the indemnification of the original pre-acquisition tax positions along with any related accrued interest and penalties and is also recorded as a liability for unrecognized tax benefits in other long-term liabilities. The Company concluded that it is probable the indemnification receivable is realizable based on an evaluation of the ability of Cadillac Jack’s prior owner, including a review of its public filings, that demonstrates its financial resources are sufficient to support the amount recorded. If the related unrecognized tax benefits are subsequently recognized, a corresponding charge to relieve the associated indemnification receivables would be recognized in our Consolidated Statements of Operations and Comprehensive Loss and have an impact on operating income.

On December 22, 2017, President Trump signed the Tax Act into law, which significantly reformed Code, as amended. The new legislation, among other things, changed the U.S. federal tax rates (including permanently reducing the U.S. corporate income tax rate from a maximum of 35% to a flat 21% % rate), allowed the expensing of capital expenditures, and put into effect the migration from a “worldwide” system of taxation to a territorial system. As a result, we recorded a provisional net benefit of $8.1 million during the fourth quarter of 2017. This amount, which is included in Income tax benefit (expense) in the consolidated

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

financial statements is comprised of a $9.4 million charge resulting from the re-measurement of the Company’s deferred tax assets and liabilities based on the Tax Act’s new corporate tax rate of 21.0%, a $1.9 million charge for the one-time mandatory deemed repatriation of foreign earnings, a $2.8 million benefit for related foreign tax credits and a $16.6 million benefit related to the reduction in the existing valuation allowance recorded against certain U.S. federal deferred tax assets. SAB 118 allowed for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. In the fourth quarter of 2018, we completed our accounting for the effect of the Tax Act. As a result, we reduced the one-time mandatory deemed repatriation of foreign earnings charge by $0.3 million, reduced the benefit for related foreign tax credits by $0.2 million and adjusted our valuation allowance recorded against certain U.S. federal deferred tax assets by $0.1 million.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases administrative and warehouse facilities and certain equipment under non-cancelable operating leases. Rent expense was $2.7 million, $2.3 million, and $2.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Future minimum lease payments under these leases in excess of one year as of December 31, 2018 are as follows (in thousands):

For the year ended December 31,
2019	2,817
2020	2,716
2021	2,212
2022	1,470
2023	1,121
Thereafter	5,260
Total	$15,596

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

Segment revenues include leasing, licensing, or selling of products within each reportable segment. Segment adjusted EBITDA includes the revenues and operating expenses from each segment adjusted for depreciation, amortization, write-downs

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

and other charges, accretion of placement fees, non-cash stock compensation expense, as well as other costs such as certain acquisitions and integration related costs including restructuring and severance charges; legal and litigation expenses including settlement payments; new jurisdictions and regulatory licensing costs; non-cash charges on capitalized installation and delivery; contract cancellation fees; and other adjustments primarily composed of professional fees incurred by the Company for projects, corporate and public filing compliance and other costs deemed to be non-operating in nature. Revenues in each segment are attributable to third parties and segment operating expenses are directly associated with the product lines included in each segment such as research and development, product approval costs, product-related litigation expenses, sales commissions and other directly-allocable sales expenses. Cost of gaming operations and cost of equipment sales primarily include the cost of products sold, service, manufacturing overhead, shipping and installation.

Segment adjusted EBITDA excludes other income and expense, income taxes and certain expenses that are managed outside of the operating segments.

The following provides financial information concerning our reportable segments for the years ended December 31:

	2018	2017	2016
Revenues by segment
EGM	$271,025	$199,931	$156,407
Table Products	7,651	4,065	2,674
Interactive	6,623	7,959	7,725
Total Revenues	285,299	211,955	166,806
Adjusted EBITDA by segment
EGM	137,371	107,785	91,729
Table Products	942	(528)	(1,663)
Interactive	(2,107)	(416)	(4,727)
Total Adjusted EBITDA by segment	136,206	106,841	85,339

Write-downs and other:
Loss on disposal of long lived assets	1,963	3,901	978
Impairment of long lived assets	6,089	1,214	5,295
Fair value adjustments to contingent consideration and other items	701	(630)	(3,000)
Acquisition costs	—	—	(11)
Depreciation and amortization	77,535	71,649	80,181
Accretion of placement fees(1)	4,552	4,680	4,702
Non-cash stock compensation	10,933	—	—
Acquisitions and integration related costs including restructuring and severance	3,644	2,936	5,411
Initial public offering costs	2,428	—	—
Legal and litigation expenses including settlement payments	992	523	1,565
New jurisdictions and regulatory licensing costs	—	2,062	1,315
Non-cash charge on capitalized installation and delivery	2,081	1,912	1,680
Non-cash charges and loss on disposition of assets	—	1,202	2,478
Other adjustments	(2)	2,890	1,809
Interest expense	37,607	55,511	59,963
Interest income	(207)	(108)	(57)
Loss on extinguishment and modification of debt	6,625	9,032	—
Other expense (income)	10,488	(2,938)	7,404
Loss before income taxes	$(29,223)	$(46,995)	$(84,374)
(1) Non-cash expense related to the accretion of contract rights under development agreements and placement fees.

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The following provides financial information concerning our operations by geographic area for the years ended December 31 (in thousands):

	Year ended December 31,
Revenue:	2018	2017	2016
United States	$255,256	$181,743	$138,510
Other	30,043	30,212	28,296
	$285,299	$211,955	$166,806

	Year ended December 31,
Long-lived assets, end of year:	2018	2017	2016
United States	$80,617	$79,301	$70,208
Other	14,022	8,608	5,169
	$94,639	$87,909	$75,377

NOTE 15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present selected quarterly financial information for 2018 and 2017, as previously reported (in thousands).

	Quarter ended March 31, 2018	Quarter ended June 30, 2018	Quarter ended September 30, 2018	Quarter ended December 31, 2018
Consolidated Income Statement Data:
Revenues	$64,856	$72,822	$75,526	$72,095
Gross profit[1]	48,599	53,701	52,923	51,138
Income from operations	2,238	11,024	10,110	1,918
Net (loss) income	(9,538)	(5,310)	4,347	(10,345)
Basic (loss) income per share	(0.30)	(0.15)	0.12	(0.29)
Diluted (loss) income per share	(0.30)	(0.15)	0.12	(0.29)

	Quarter ended March 31, 2017	Quarter ended June 30, 2017	Quarter ended September 30, 2017	Quarter ended December 31, 2017
Consolidated Income Statement Data:
Revenues	$47,774	$50,080	$56,440	$57,661
Gross profit[1]	36,451	38,957	42,766	42,192
Income from operations	2,183	2,322	9,136	861
Net (loss) income	(12,386)	(20,110)	(4,090)	(8,520)
Basic (loss) income per share	(0.53)	(0.87)	(0.18)	(0.37)
Diluted (loss) income per share	(0.53)	(0.87)	(0.18)	(0.37)

[1] Gross profit is total revenues less cost of gaming operations and cost of equipment sales, exclusive of depreciation and amortization.

NOTE 16. SUBSEQUENT EVENTS

On February 8, 2019, PlayAGS, Inc. (“PlayAGS”) together with PlayAGS Canada ULC (the “Purchaser”), a British Columbia unlimited liability company and wholly owned subsidiary of PlayAGS, completed their acquisition of Integrity Gaming

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Corp. (“Integrity”), a regional slot route operator with over 2,700 gaming machines in operation across over 33 casinos in Oklahoma and Texas, by way of a court ordered Plan of Arrangement (the “Acquisition Arrangement”).

The Acquisition Arrangement was completed pursuant to the previously announced Arrangement Agreement, as amended, dated December 14, 2018, by and among PlayAGS, the Purchaser, and Integrity. The Acquisition Arrangement was completed under the Business Corporations Act of British Columbia, and was approved by the Supreme Court of British Columbia in its final order dated February 7, 2019. Pursuant to the Acquisition Arrangement, AGS acquired all issued and outstanding common shares of Integrity for a cash payment of CAD$0.46 per share, reflecting a total transaction value of USD$49 million, which includes repaying USD$35 million of Integrity’s outstanding debt. Integrity’s brand, operations, and team will be integrated under AGS, with centralized service and support managed from AGS’ Oklahoma City, Oklahoma offices.

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ITEM 15(a)(2). FINANCIAL STATEMENT SCHEDULES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

PLAYAGS, INC.
(PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$13,549	$2,201
Prepaid expenses	49	54
Total current assets	13,598	2,255
Deferred tax asset	—	—
Investment in subsidiaries	122,972	121,118
Total assets	$136,570	$123,373

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$—	$—
Intercompany payables	766	399
Total current liabilities	766	399
Long-term debt	—	149,588
Other long-term liabilities	—	1,321
Total liabilities	766	151,308
Stockholders’ equity:
Common stock	353	149
Additional paid-in capital	361,628	177,276
Retained earnings	(222,403)	(201,557)
Accumulated other comprehensive loss	(3,774)	(3,803)
Total stockholders’ equity	135,804	(27,935)
Total liabilities and stockholders’ equity	$136,570	$123,373

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

PLAYAGS, INC.
(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF OPERATIONS
(in thousands)

	Year ended December 31,
	2018	2017	2016
Operating expenses
Selling, general and administrative	$30	$286	$231
Total operating expenses	30	286	231
Loss from operations	(30)	(286)	(231)
Other expense (income)
Equity in net loss of subsidiaries	16,396	28,302	62,450
Interest expense	1,383	16,518	15,165
Loss on extinguishment and modification of debt	3,037	—	—
Loss before income taxes	(20,846)	(45,106)	(77,846)
Income tax (expense) benefit	—	—	(3,528)
Net loss	(20,846)	(45,106)	(81,374)
Foreign currency translation adjustment	29	743	(2,735)
Total comprehensive loss	$(20,817)	$(44,363)	$(84,109)

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

PLAYAGS, INC.
(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands, except per share data)

	Year ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net loss	$(20,846)	$(45,106)	$(81,374)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of deferred loan costs and discount	—	479	340
Payment-in-kind interest payments	(37,624)	(1,108)	—
Payment-in-kind interest capitalized	—	15,933	14,819
Write-off of deferred loan costs and discount	3,037	—	—
Equity in net loss of subsidiaries	16,396	28,302	62,450
(Benefit) provision of deferred income tax	—	—	3,528
Changes in assets and liabilities that relate to operations:	—
Prepaid expenses	5	(14)	23
Intercompany payable/receivable	365	306	148
Accounts payable and accrued liabilities	—	(36)	35
Net cash (used in) provided by operating activities	(38,667)	(1,244)	(31)
Cash flows from investing activities
Investment in subsidiaries	(12,100)	(7,965)	(15,720)
Distributions received from subsidiaries	—	8,084	—
Net cash (used in) provided by investing activities	(12,100)	119	(15,720)
Cash flows from financing activities
Repayment of seller notes	—	(6,870)	—
Repayment of senior secured credit facilities	(115,000)	—	—
Proceeds from employees in advance of common stock issuance	—	25	—
Repurchase of shares issued to management	—	—	(50)
Proceeds from issuance of common stock	176,341	—	—
Proceeds from stock option exercise	774	—	—
Net cash provided by (used in) financing activities	62,115	(6,845)	(50)
Increase (decrease) in cash and cash equivalents	11,348	(7,970)	(15,801)
Cash and cash equivalents, beginning of period	2,201	10,171	25,972
Cash and cash equivalents, end of period	$13,549	$2,201	$10,171

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

PLAYAGS, INC.
(PARENT COMPANY ONLY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The stand-alone parent company financial statements of PlayAGS, Inc., formerly AP Gaming Holdco, Inc. (the “ Parent Company”) should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes thereto. For purposes of these condensed financial statements, the Parent Company’s wholly owned and majority owned subsidiaries are recorded based upon its proportionate share of the subsidiaries’ net assets (similar to presenting them on the equity method).

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

Long-term debt of the Parent Company consisted of the senior secured PIK notes and the Amaya Seller Note as described below.

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

NOTE 3 - CASH FLOW STATEMENT SUPPLEMENTAL DISCLOSURES

The Parent Company charged $10.9 million of stock-based compensation to additional paid-in capital during the year ended December 31, 2018, the expense for which was contributed to the Parent Company’s subsidiaries that employ the employee recipients of the share-based awards.  The Parent Company’s subsidiaries also paid for Parent Company expenses incurred in connection with the initial public offering of approximately $4.8 million that was recorded as a non-cash distribution to the Parent Company.

Prior to the consummation of the initial public offering, 170,712 shares of common stock were held by management. Pursuant to the Securityholders Agreement dated April 28, 2014 (the “Securityholders Agreement”), these shares were outstanding, but were not considered issued for accounting purposes as they contained a substantive performance condition, a “Qualified Public Offering”, as defined in the Securityholders Agreement, which had to be probable for the holders of these shares to benefit from their ownership. The initial public offering satisfied the substantive performance condition and as a result the shares and related proceeds of $1.3 million were reclassified from other long-term liabilities to additional paid-in capital and considered issued for accounting purposes, a non-cash investing activity.

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the year ended December 31, 2017, the Parent Company recorded a non-cash financing activity that reduced the seller provided financing on a previous acquisition by $5.1 million. The seller provided financing was in the form of a promissory note to the seller, Amaya Inc., for $12.0 million, and the acquisition also included a contingent receivable that was recorded at its estimated fair value on the date of the acquisition. The contingent receivable was related to a clause in the stock purchase agreement allowing for a refund of up to $25.0 million if certain deactivated gaming machines in Mexico are not in operation by November 29, 2016. During the year ended December 31, 2017, the Company reached an agreement with Amaya, Inc. to receive $5.1 million for this contingent receivable in the form of a reduction of the promissory note.

PLAYAGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Tax-related valuation allowance	Balance at the beginning of period	Charged to tax expense/(benefit)	Purchase accounting adjustments	Impact of foreign currency exchange rate	Balance at the end of period
Year ended December 31, 2018	$33,774	$6,814	$269	$—	$40,857
Year ended December 31, 2017	28,211	5,557	—	6	33,774
Year ended December 31, 2016	8,274	19,962	—	(25)	28,211