Form 10-Q
period 2019-03-31
PlayAGS, Inc.
filed 2019-05-08
CIK 1593548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarter ended March 31, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	AGS	New York Stock Exchange
As of May 1, 2019, there were 35,410,917 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PLAYAGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)
(unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$10,369	$70,726
Restricted cash	20	78
Accounts receivable, net of allowance of $833 and $885, respectively	50,363	44,704
Inventories	28,440	27,438
Prepaid expenses	5,238	3,566
Deposits and other	3,946	4,231
Total current assets	98,376	150,743
Property and equipment, net	107,677	91,547
Goodwill	288,787	277,263
Intangible assets	250,663	196,898
Deferred tax asset	2,356	2,544
Operating lease assets	9,715	—
Other assets	7,182	12,347
Total assets	$764,756	$731,342

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,080	$14,821
Accrued liabilities	27,459	26,659
Current maturities of long-term debt	5,956	5,959
Total current liabilities	51,495	47,439
Long-term debt	521,200	521,924
Deferred tax liability - noncurrent	969	1,443
Operating lease liabilities, long-term	9,930	—
Other long-term liabilities	42,939	24,732
Total liabilities	626,533	595,538
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock at $0.01 par value; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value; 450,000,000 shares authorized at March 31, 2019 and at December 31, 2018; and 35,410,917 and 35,353,269 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively.	354	353
Additional paid-in capital	363,379	361,628
Accumulated deficit	(222,485)	(222,403)
Accumulated other comprehensive loss	(3,132)	(3,774)
Non-controlling interests	107	—
Total stockholders’ equity	138,223	135,804
Total liabilities and stockholders’ equity	$764,756	$731,342
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
 (unaudited)

	Three months ended March 31,
	2019	2018
Revenues
Gaming operations	$52,861	$49,632
Equipment sales	20,181	15,224
Total revenues	73,042	64,856
Operating expenses
Cost of gaming operations(1)	9,619	8,858
Cost of equipment sales(1)	9,524	7,399
Selling, general and administrative	14,877	16,777
Research and development	8,125	8,625
Write-downs and other charges	1,016	1,610
Depreciation and amortization	21,533	19,349
Total operating expenses	64,694	62,618
Income from operations	8,348	2,238
Other expense (income)
Interest expense	8,874	10,424
Interest income	(39)	(52)
Loss on extinguishment and modification of debt	—	4,608
Other expense (income)	5,260	9,232
Loss before income taxes	(5,747)	(21,974)
Income tax benefit (expense)	5,758	12,436
Net income (loss)	11	(9,538)
Less: Net income attributable to non-controlling interests	(93)	—
Net loss attributable to PlayAGS, Inc.	(82)	(9,538)
Foreign currency translation adjustment	642	2,937
Total comprehensive income (loss)	$560	$(6,601)

Basic and diluted loss per common share:
Basic	$—	$(0.30)
Diluted	$—	$(0.30)
Weighted average common shares outstanding:
Basic	35,371	31,735
Diluted	35,371	31,735
(1) exclusive of depreciation and amortization

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands)
 (unaudited)

	Three months ended March 31,
	2019	2018
Common stock
Balance, beginning of period	$353	$149
Issuance of common stock	—	118
Stock split (1.5543-for-one)	—	83
Reclass of management shares	—	2
Stock option exercises	1	1
Balance of common stock, end of period	$354	$353
Additional paid-in capital
Balance, beginning of period	361,628	177,276
Issuance of common stock	—	171,410
Stock option exercises	555	—
Stock-based compensation expense	1,196	8,153
Stock split (1.5543-for-one)	—	(83)
Reclass of management shares	—	1,319
Balance of additional paid-in capital, end of period	$363,379	$358,075
Accumulated Deficit
Balance, beginning of period	(222,403)	(201,557)
Net (loss) attributable to PlayAGS, Inc.	(82)	(9,538)
Balance of accumulated deficit, end of period	$(222,485)	$(211,095)
Accumulated other comprehensive income (loss)
Balance, beginning of period	(3,774)	(3,803)
Foreign currency translation adjustment	642	2,937
Balance of accumulated other comprehensive income (loss), end of period	$(3,132)	$(866)
Non-controlling interests
Balance, beginning of period	—	—
Net income	93	—
Business acquisitions	71	—
Cash distributions to non-controlling interest owners	(57)	—
Balance of non-controlling interests, end of period	107	—
Total stockholders equity	$138,223	$146,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities
Net income (loss)	$11	$(9,538)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,533	19,349
Accretion of contract rights under development agreements and placement fees	1,271	1,084
Amortization of deferred loan costs and discount	468	451
Payment-in-kind interest payments	—	(37,624)
Write-off of deferred loan cost and discount	—	3,410
Stock-based compensation expense	1,196	8,153
Provision (benefit) for bad debts	52	(142)
Loss on disposition of assets	266	340
Impairment of assets	350	570
Fair value adjustment of contingent consideration	400	700
(Benefit) provision for deferred income tax	(298)	(3,551)
Changes in assets and liabilities that relate to operations:
Accounts receivable	(4,155)	(4,820)
Inventories	522	(2,462)
Prepaid expenses	(1,554)	(1,826)
Deposits and other	318	118
Other assets, non-current	5,268	11,618
Accounts payable and accrued liabilities	(13,993)	(18,646)
Net cash provided by (used in) operating activities	11,655	(32,816)
Cash flows from investing activities
Business acquisitions, net of cash acquired	(50,779)	—
Purchase of intangible assets	(1,231)	(568)
Software development and other expenditures	(2,669)	(2,490)
Proceeds from disposition of assets	109	21
Purchases of property and equipment	(15,105)	(11,931)
Net cash (used in) investing activities	(69,675)	(14,968)
Cash flows from financing activities
Repayment of PIK notes	—	(115,000)
Repayment of senior secured credit facilities	(1,347)	(1,288)
Payment of financed placement fee obligations	(971)	(879)
Payments on contingent consideration	(157)	—
Payments on equipment long-term note payable and finance leases	(417)	(678)
Proceeds from issuance of common stock	—	176,341
Initial public offering cost	—	(4,160)
Proceeds from stock option exercise	556	—
Distributions to non-controlling interest owners	(57)	—
Net cash (used in) provided by financing activities	(2,393)	54,336
Effect of exchange rates on cash and cash equivalents	(2)	5
(Decrease) increase in cash and cash equivalents	(60,415)	6,557
Cash, cash equivalents and restricted cash, beginning of period	70,804	19,342
Cash, cash equivalents and restricted cash, end of period	$10,389	$25,899

Non-cash investing and financing activities:
Intangible assets obtained under placement fee arrangements	$33,129	$—
Leased assets obtained in exchange for new finance lease liabilities	$494	$—
Leased assets obtained in exchange for new operating lease liabilities	$10,102	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

PlayAGS, Inc. (formerly AP Gaming Holdco, Inc.) (the "Company," "PlayAGS," "we," "us," or "our") is a leading designer and supplier of gaming products and services for the gaming industry. We operate in legalized gaming markets across the globe and provide state-of-the-art, value-add products in three distinct segments: Electronic Gaming Machines (“EGM”), which includes server-based systems and back-office systems that are used by Class II Native American and Mexican gaming jurisdictions and Class III Native American, commercial and charitable jurisdictions; Table Products (“Table Products”), which includes live felt table games, side-bets, progressives and ancillary equipment such as singage, as well as our newly introduced card shuffler, “Dex S”; and Interactive Casino Games (“Interactive”), which provides social casino games on desktop and mobile devices (“Social”) as well as a platform for content aggregation used by real-money gaming (“RMG”) and sports-betting partners. Each segment’s activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line.

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

Electronic Gaming Machines

Our EGM segment offers a selection of video slot titles developed for the global marketplace, and EGM cabinets which include the Alora, Orion Portrait, Orion Slant, Orion Upright, ICON, Halo, and Big Red/Colossal Diamonds. In addition to providing complete EGM units, we offer conversion kits that allow existing game titles to be converted to other game titles offered within that operating platform.

Table Products

Our Table Products include both internally developed and acquired proprietary table products, side-bets, progressives, and table technology related to blackjack, poker, baccarat, craps and roulette. We have acquired a number of popular proprietary brands, including In Bet Gaming (“In Bet”), Buster Blackjack, Double Draw Poker and Criss Cross Poker that are based on traditional well-known public domain games such as blackjack and poker; however, these proprietary games provide intriguing betting options that offer more excitement and greater volatility to the player, ultimately enhancing our casino customers’ profitability. In addition, we offer a single deck card shuffler for poker tables, Dex S.

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain disclosures required by generally accepted accounting principles (“GAAP”) are omitted or condensed in these condensed consolidated financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) that are necessary for a fair statement of the Company's financial position, results of operations and cash flows for the interim periods have been made. The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year. The accompanying condensed consolidated financial statements should

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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

Revenue Recognition

Leasing of equipment in both our EGM and Table Products segments is accounted for under lease accounting guidance in ASC 842 and is recorded in gaming operations revenue. Our remaining revenue streams are accounted for under ASC 606 including equipment sales in our EGM and, to a lesser extent, in our Table Products segments. Revenue earned in our Interactive segment is recorded in gaming operations revenue.

The following table disaggregates our revenues by type within each of our segments (amounts in thousands):

	Three months ended March 31,
	2019	2018

EGM
Gaming operations	$49,500	$46,042
Equipment sales	20,155	15,216
Total	$69,655	$61,258

Table Products
Gaming operations	$2,130	$1,662
Equipment sales	26	8
Total	$2,156	$1,670

Interactive (gaming operations)
Social	$958	$1,928
RMG	273	—
Total	$1,231	$1,928

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

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

Revenue is allocated to the separate performance obligations based on relative standalone selling prices determined at contract inception. Standalone selling prices are primarily determined by prices that we charge for the products when they are sold separately. When a product is not sold separately, we determine the standalone selling price with reference to our standard pricing policies and practices. We elected to exclude from the measurement of the transaction price, sales taxes and all other items of a similar nature, and also elected to account for shipping and handling activities as a fulfillment of our promise to transfer the goods. Accordingly, shipping and handling costs are included in cost of sales.

Revenue allocated to any undelivered performance obligations is recorded as a contract liability. The balance of our contract liabilities was not material as of March 31, 2019 and December 31, 2018.

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

Inventories

Inventories consist primarily of parts and supplies that are used to repair and maintain machinery and equipment as well as EGMs in production and finished goods held for sale. Inventories are stated at net realizable value. Cost of inventories is determined using the first-in, first-out (“FIFO”) method for all components of inventory. The Company regularly reviews inventory quantities and updates estimates for the net realizable value of inventories. This process includes examining the carrying values of parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose). Some of the factors involved in this analysis include the overall levels of the inventories, the current and projected sales levels for such products, the projected markets for such products and the costs required to sell the products, including refurbishment costs. Changes in the assumptions or estimates could materially affect the inventory carrying value. As of March 31, 2019 and December 31, 2018, the value of raw material inventory was $22.7 million and $22.3 million, respectively. As of March 31, 2019 and December 31, 2018, the value of finished goods inventory was $5.7 million and $5.1 million, respectively. There was no work in process material as of March 31, 2019 and December 31, 2018.

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

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

Goodwill

The excess of the purchase price of an acquired business over the estimated fair value of the assets acquired and the liabilities assumed is recorded as goodwill. The Company tests for possible impairment of goodwill at least annually, on October 1, or when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company has the option to begin with a qualitative assessment, commonly referred to as “Step 0”, to determine whether it is more likely than not that the reporting unit’s fair value of goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as the general economic environment, industry and market conditions, changes in key assumptions used since the most recently performed valuation and overall financial performance of the reporting units. If the Company determines that it is more likely than not that a reporting unit’s fair value is less than its carrying value, the Company performs a quantitative goodwill impairment analysis, and depending upon the results of that measurement, the recorded goodwill may be written down and charged to income from operations when the carrying amount of the reporting unit exceeds the fair value of the reporting unit. As of March 31, 2019, there were no indicators of goodwill impairment.

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

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

The carrying values of the Company’s cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short term maturities of these instruments. The fair value of our long-term debt is based on the quoted market prices for similar issues (Level 2 inputs). The estimated fair value of our long-term debt as of March 31, 2019 and December 31, 2018 was $537.3 million and $528.1 million, respectively.

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

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 intends to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The adoption of this guidance has resulted in a significant portion of our operating leases, where we are the lessee, to be recognized on our Consolidated Balance Sheets. The guidance requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with earlier adoption permitted. In July of 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which is intended to reduce costs and ease implementation of the leases standard in the preparation of financial statements. ASU 2018-11 provides a new transition method and a practical expedient for separating components of a contract. ASU 2018-11 provides an optional transition method that allows entities to elect to apply the standard using the modified retrospective approach at its effective date, versus recasting the prior years presented. The Company elected a date of initial application of January 1, 2019. In doing so, the Company (i) applied ASC 840 in the comparative periods, (ii) provided the disclosures required by ASC 840 for all periods that continue to be presented in accordance with ASC 840. The adoption of the standard had no effect on retained earnings as of January 1, 2019. The Company elected the practical expedient to use hindsight when determining lease term and a package of practical expedients to not reassess whether a contract is or contains a lease, lease classification, and initial direct costs. Adoption of the new standard resulted in the recording of right-of-use assets and lease liabilities as of January 1, 2019. See Note 15. The standard did not materially impact our consolidated net earnings and had no impact on cash flows.

We do not expect that any other recently issued accounting guidance will have a significant effect on our financial statements.

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 2. ACQUISITIONS

Integrity

On February 8, 2019, we acquired all of the equity of Integrity Gaming Corp. ("Integrity"), a regional slot route operator with over 2,500 gaming machines in operation across over 33 casinos in Oklahoma and Texas. We attribute the goodwill acquired to our ability to utilize Integrity's installed base to maximize revenue of the combined product portfolio and the synergies we can obtain through the reduction our combined service and overhead costs.

The total purchase price consideration for Integrity was as follows:

February 8, 2019
(in 000s)
Total purchase price for Integrity common stock (35,223,928 shares at CAD $0.46 per share)	$12,335
Payments in respect of Integrity stock options, restricted share units	441
Repayments of Integrity debt and other obligations	39,806
Total purchase price consideration	$52,582

The acquisition was accounted for as an acquisition of a business and the assets acquired and liabilities assumed were measured based on our preliminary estimates of their fair values at the acquisition date. The estimated fair values of assets acquired and liabilities assumed and resulting goodwill (not tax deductible) are subject to adjustment as we finalize our fair value analysis. The significant items for which a final fair value has not been determined as of the filing of this report include the fair value of intangible assets and deferred taxes. We expect to complete our fair value determinations no later than one year from the acquisition date.

The acquisition of Integrity was accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. The property, plant and equipment which fair value was determined based on the cost and market approach (Level 2 fair value measurement), consist primarily of electronic gaming machines ("EGM") assets.The intangible assets consist of customer relationships which will be amortized over a weighted average period of approximately 10 years. The intangible assets were valued using the excess earnings method (level 3 fair value measurement), which is a risk-adjusted discounted cash flow approach that determines the value of an intangible asset as the present value of the cash flows attributable to such asset after excluding the proportion of the cash flows that are attributable to other assets. The contribution to the cash flows that are made by other assets - such as net working capital, assembled workforce and property, plant and equipment - was estimated through contributory asset capital charges. The value of the customer relationships is the present value of the attributed post-tax cash flows, net of the post-tax return on fair value attributed to the other assets.

The information below reflects preliminary allocation of the purchase price based on assumptions and estimates related to fair value that are subject to change as additional information may become available during the respective measurement periods (up to one year from the acquisition date). Specifically, the Company is still evaluating the fair value of intangible assets and deferred taxes.

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

February 8, 2019
Assets	(in 000s)
Current assets
Cash and cash equivalents	1,803
Accounts receivable	1,584
Inventories	158
Deposits and other	26
Prepaid expenses	141
Total Current Assets	3,712
Property and Equipment	12,824
Intangible Assets	30,400
Goodwill	11,181
Total Assets	58,117
Liabilities and Equity
Current liabilities
Accounts payable	1,367
Accrued liabilities	2,087
Current portion of long-term debt	132
Total current liabilities	3,586
Other long-term liabilities	1,719
Long-term debt	159
Total liabilities	5,464
Minority Interest	71
Net assets acquired	52,582

We recognized the $0.6 million related to property tax liability and $1.3 million related to uncertain tax positions arising from contingencies which were valued at their fair value utilizing Level 3 inputs. We did not summarize the amounts of revenue and earnings of Integrity since the acquisition date included in the consolidated income statement as it was immediately combined with our existing business and separating the results of operations would be impracticable.

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

We attribute the goodwill acquired to our ability to utilize AGS iGaming’s existing RMG platform to distribute our existing EGM game content into many markets, diversification of our Interactive segment’s product portfolio that now includes a real-money gaming solution and other strategic benefits. The total consideration for this acquisition was $5.0 million, which included cash paid of $4.5 million and $0.5 million of deferred consideration that is payable within 18 months of the acquisition date. The consideration was preliminarily allocated to goodwill that is not tax deductible for $3.7 million and intangible assets of $2.1 million, which will be amortized over a weighted average period of approximately 6.7 years.

The intangible assets consist primarily of customer relationships and a technology platform. The customer relationships were valued using the cost approaches (level 3 fair value measurement), in which we determined an estimated reproduction or replacement cost, as applicable. The

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Gaming equipment	$156,174	$141,530
Other property and equipment	24,448	23,304
Less: Accumulated depreciation	(72,945)	(73,287)
Property and equipment, net	$107,677	$91,547

Gaming equipment and other property and equipment are depreciated over the respective useful lives of the assets ranging from two to six years. Depreciation expense was $10.6 million and $7.8 million for the three months ended March 31, 2019 and 2018, respectively.

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 4. GOODWILL AND INTANGIBLES
Changes in the carrying amount of goodwill are as follows (in thousands):

	Gross Carrying Amount
	EGM	Table Products	Interactive(1)	Total
Balance at December 31, 2018, net	$267,079	$6,641	$3,543	$277,263
Foreign currency adjustments	260	—	83	343
Acquisition	11,181	—	—	11,181
Balance at March 31, 2019	$278,520	$6,641	$3,626	$288,787
(1) Accumulated goodwill impairment charges for the Interactive segment as of March 31, 2019 were $4.8 million.

Intangible assets consist of the following (in thousands):

		March 31, 2019			December 31, 2018
	Useful Life (years)	Gross Value	Accumulated Amortization	Net Carrying Value	Gross Value	Accumulated Amortization	Net Carrying Value
Indefinite lived trade names	Indefinite	$12,126	$—	$12,126	$12,126	$—	$12,126
Trade and brand names	7	14,730	(11,420)	3,310	14,730	(10,681)	4,049
Customer relationships	7	219,254	(99,807)	119,447	188,772	(93,358)	95,413
Contract rights under development and placement fees	1 - 7	52,748	(15,638)	37,110	19,620	(14,367)	5,253
Gaming software and technology platforms	1 - 7	153,236	(85,529)	67,707	151,055	(82,371)	68,682
Intellectual property	10 - 12	17,205	(6,242)	10,963	17,205	(5,830)	11,375
		$469,299	$(218,636)	$250,663	$403,508	$(206,607)	$196,898

Intangible assets are amortized over their respective estimated useful lives ranging from one to twelve years. Amortization expense related to intangible assets was $10.9 million and $11.5 million for the three months ended March 31, 2019 and 2018, respectively.

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We recorded impairments related to internally developed gaming titles of $0.4 million for the period ended March 31, 2019 and $0.6 million for the period ended March 31, 2018 as it was determined by management that the gaming titles would no longer be used.

The Company enters into development agreements and placement fee agreements with certain customers to secure floor space under lease agreements for its gaming machines. Amounts paid in connection with the development agreements are repaid to the Company in accordance with the terms of the agreement, whereas placements fees are not reimbursed. For development agreements in the form of a loan, interest income is recognized on the repayment of the notes based on the stated rate or, if not stated explicitly in the development agreement, on an imputed interest rate. If the stated interest rate is deemed to be other than a market rate or zero, a discount is recorded on the note receivable as a result of the difference between the stated and market rate and a corresponding intangible asset is recorded. The intangible asset is recognized in the financial statements as a contract right under development agreement and amortized as a reduction in revenue over the term of the agreement. Placement fees can be in the form of cash paid upfront or free lease periods and are accreted over the life of the contract and the expense is recorded as a reduction of revenue. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $1.3 million and $1.1 million for the three months ended March 31, 2019 and 2018, respectively.

In March 2019, we entered into a placement fee agreement with a customer for certain of its locations and capitalized approximately $33.1 million additional placement fees, in addition to $2.1 million of unamortized fees related to superseded contracts. The liability was recorded at present value and cash payments totaling $40.1 million will be paid over a term of 83 months.

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 5. ACCRUED LIABILITIES
Accrued liabilities consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Salary and payroll tax accrual	$5,107	$13,393
Taxes payable	3,149	3,437
Current portion of operating lease liability	1,874	—
License fee obligation	1,000	1,000
Placement fees payable	8,402	2,490
Accrued other	7,927	6,339
Total accrued liabilities	$27,459	$26,659

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 6. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	March 31, 2019	December 31, 2018
First Lien Credit Facilities:
Term loans, interest at LIBOR or base rate plus 3.50% (5.99% at March 31, 2019), net of unamortized discount and deferred loan costs of $10.4 million and $10.9 million at March 31, 2019 and December 31, 2018, respectively.	$525,582	$526,461
Equipment long-term note payable and finance leases	1,574	1,422
Total debt	527,156	527,883
Less: Current portion	(5,956)	(5,959)
Long-term debt	$521,200	$521,924

First Lien Credit Facilities

On June 6, 2017 (the “Closing Date”), AP Gaming I, LLC (the “Borrower”), a wholly owned indirect subsidiary of the Company, entered into a first lien credit agreement (“the First Lien Credit Agreement”), providing for $450.0 million in term loans and a $30.0 million revolving credit facility. The proceeds of the term loans were used primarily to repay the senior secured credit facilities, the notes issued by the Company to AGS Holdings, LLC and the promissory note issued by the Company to Amaya Inc., to pay for the fees and expenses incurred in connection with the foregoing and otherwise for general corporate purposes.

On December 6, 2017, the Borrower, entered into incremental facilities for $65.0 million in term loans (the “December Incremental Term Loans”).  The net proceeds of the December Incremental Term Loans were used to finance the acquisition of electronic gaming machines and related assets operated by Rocket Gaming Systems (“Rocket”) and to pay fees and expenses in connection therewith and for general corporate purposes.

An additional $1.0 million in loan costs were incurred related to the issuance of the December Incremental Term Loans. Given the composition of the lender group, the transaction was accounted for as a debt modification and, as such, $0.9 million in third-party costs were expensed and included in the loss on extinguishment and modification of debt, the remaining amount was capitalized and will be amortized over the term of the agreement.

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

As of March 31, 2019, we were in compliance with the required covenants of our debt instruments.

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Equipment Long Term Note Payable and Finance Leases

The Company has entered into a financing agreement to purchase certain gaming devices, systems and related equipment and has entered into leases for vehicles and equipment that are accounted for as finance leases.

PLAYAGS, INC.
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

Upon the consummation of the IPO 170,712 shares of common stock were held by management. Pursuant to the Securityholders Agreement dated April 28, 2014 (the “Securityholders Agreement”), these shares were outstanding, but were not considered issued for accounting purposes as they contained a substantive performance condition, a “Qualified Public Offering”, as defined in the Securityholders Agreement, which had to be probable for the holders of these shares to benefit from their ownership. The IPO satisfied the substantive performance condition and as a result the shares and related proceeds of $1.3 million were reclassified from other long-term liabilities to additional paid-in capital and considered issued for accounting purposes. During the quarter ended March 31, 2019 the Company recognized stock based compensation expense for stock options and restricted stock awards, which is further described in Note 11.

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

NOTE 8. WRITE-DOWNS AND OTHER CHARGES

The Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) include various non-routine transactions or consulting and transaction-related fees that have been classified as write-downs and other charges. During the three months ended March 31, 2019, the Company recognized $1.0 million in write-downs and other charges driven by losses from the disposal of assets of $0.3 million, a fair value adjustment to contingent consideration of $0.4 million (the Company used level 3 observable inputs in conducting the impairment test) and the impairment to intangible assets of $0.4 million related to game titles (the Company used level 3 of observable inputs in conducting the impairment tests).

During the three months ended March 31, 2018, the Company recognized $1.6 million in write-downs and other charges, driven by losses from the disposal of assets of $0.3 million, a fair value adjustment to contingent consideration of $0.7 million (the Company used level 3 observable inputs in conducting the impairment test) and the impairment to intangible assets of $0.6 million related to game titles (the Company used level 3 of observable inputs in conducting the impairment tests).

PLAYAGS, INC.
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

There were no potentially dilutive securities for the three months ended March 31, 2019.

Excluded from the calculation of diluted EPS for the three months ended March 31, 2019 was 419,600 restricted shares and 895,113 stock options, as such securities were anti-dilutive. Excluded from the calculation of diluted EPS for the three months ended March 31, 2018 was 46,629 restricted shares and 632,281 stock options, as such securities were anti-dilutive.

NOTE 10. BENEFIT PLANS
The Company has established a 401(k) plan (the “401(k) Plan”) for its employees. The 401(k) Plan allows employees to contribute a portion of their earnings, and the Company may match a percentage of the contributions on a discretionary basis. The expense associated with the 401(k) Plan for the three months ended March 31, 2019 and 2018, was $0.4 million and $0.3 million, respectively. The increase in the expense associated with the 401(k) Plan in each year is primarily attributable to increased headcount and participation.
On April 28, 2014, the board of directors of the Company approved the 2014 Long-Term Incentive Plan (“LTIP”). Under the LTIP, the Company is authorized to grant nonqualified stock options, rights to purchase Class B Shares, restricted stock, restricted stock units and other awards to be settled in, or based upon, Class B Shares to persons who are directors and employees of and consultants to the Company or any of its subsidiaries on the date of the grant. The LTIP will terminate ten years after approval by the board. Subject to adjustments in connection with certain changes in capitalization, the maximum number of shares of common stock that may be delivered pursuant to awards under the LTIP is 2,253,735 after giving effect to the 1.5543 - for - 1 stock split consummated on January 30, 2018 in connection with our initial public offering.  As of March 31, 2019, approximately 423,268 shares remain available for issuance.
On January 16, 2018, our board adopted and our stockholders approved the 2018 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) pursuant to which equity-based and cash incentives may be granted to participating employees, directors and consultants. The Omnibus Incentive Plan provides for an aggregate of 1,607,389 shares of our common stock. As of March 31, 2019, 793,191 shares remain available for issuance.

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 11. STOCK-BASED COMPENSATION

All share information is presented after giving effect to the 1.5543-for-1 stock split consummated on January 30, 2018 in connection with our initial public offering.

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

For the three months ended March 31, 2019, the Company recognized $0.2 million in stock-based compensation for stock options and $0.9 million for restricted stock awards. We recognize stock-based compensation on a straight-line basis over the vesting period for time based awards and we recognize the expense for awards with market conditions over the service period derived from the related valuation. The amount of unrecognized compensation expense associated with stock options was $1.6 million and for restricted stock was $16.9 million at March 31, 2019 which is expected to be recognized over the a 2.2 and 3.1 yearly weighted average period, respectively.

The Company calculates the grant date fair value of stock options that vest over a service period using the Black Scholes model. For stock options that contain a market condition related to the return on investment that the Company’s stockholders achieve, the options are valued using a lattice-based option valuation model. The assumptions used in these calculations are the expected dividend yield, expected volatility, risk-free interest rate and expected term (in years). Expected volatilities are based on implied volatilities from comparable companies. The expected time to liquidity is based on management’s estimate. The risk-free rate is based on the U.S. Treasury yield curve for a term equivalent to the estimated time to liquidity. There were no options granted during the three months ended March 31, 2019 and 2018.

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

As of March 31, 2019, the Company had 617,510 Performance Options outstanding, all of which have vested as the vesting provisions were achieved in October 2018.

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of the changes in stock options outstanding during the three months ended March 31, 2019, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2018	1,515,461	$9.11
Granted	—	—
Exercised	(57,621)	9.64
Canceled or forfeited	(5,247)	10.15
Options outstanding as of March 31, 2019	1,452,593	$9.08	6.3	$21,593
Exercisable as of March 31, 2019	1,104,268	$8.21	5.8	$17,359

Restricted Stock

Restricted stock awards are eligible to vest in equal installments of 25% on each of the first four anniversaries of the date of the grant, subject to continued employment with the Company or its subsidiaries. In the event of a termination of employment without cause upon or within 12 months following a change in control or as a result of death or disability, any such unvested time based restricted stock awards shall become vested.

Certain restricted stock awards are eligible to vest upon the satisfaction of certain conditions (collectively, “Performance Awards”). Vesting occurs on the first day that the average price per share of our common stock for the prior 60 consecutive trading days exceeds $29.60.

A summary of the changes in restricted stock outstanding during the three months ended March 31, 2019, is as follows:

	Shares Outstanding	Grant Date Fair Value (per share)
Outstanding as of December 31, 2018	287,479	$29.26
Granted	434,785	$23.77
Vested	—	$—
Canceled or forfeited	(3,052)	$28.53
Restricted stock outstanding as of March 31, 2019	719,212	$25.95

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 12. INCOME TAXES

The Company's effective income tax rate for the three months ended March 31, 2019, was a benefit of 100.2%. The difference between the federal statutory rate of 21% and the Company's effective tax rate for the three months ended March 31, 2019, was primarily due to changes in our valuation allowance on deferred tax assets and lapse in the applicable statute of limitations for certain uncertain tax positions. The Company's effective income tax rate for the three months ended March 31, 2018, was a benefit of 56.6%. The difference between the federal statutory rate of 21% and the Company's effective tax rate for the three months ended March 31, 2018, was primarily due to changes in our valuation allowance on deferred tax assets and lapse in certain statutes.

The Company entered into an indemnification agreement with the prior owners of Cadillac Jack (acquired in May of 2015) whereby the prior owners have agreed to indemnify the Company for changes in tax positions by taxing authorities for periods prior to the acquisition. As of March 31, 2019, an indemnification receivable of $3.8 million has been recorded in other assets in the financial statements. This amount includes the indemnification of the original pre-acquisition tax positions along with any related accrued interest and penalties and is offset by a corresponding liability for unrecognized tax benefits in other long-term liabilities. When the related unrecognized tax benefits are favorably resolved, a corresponding charge to relieve the associated indemnification receivable would be recognized in our Consolidated Statements of Operations and Comprehensive Income (Loss). During the three months ended March 31, 2019, the Company recognized a $5.5 million reduction in the indemnification receivable and related charge in our Consolidated Statements of Operations and Comprehensive Income (Loss) primarily to lapse in the applicable statute of limitations on indemnified tax positions.

NOTE 13. COMMITMENTS AND CONTINGENCIES
The Company is subject to federal, state and Native American laws and regulations that affect both its general commercial relationships with its customers, as well as the products and services provided to them. Periodically, the Company reviews the status of each significant matter and assesses the potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. If a potential loss from any claim or legal proceeding is considered reasonably possible, the Company discloses an estimate of the possible loss or range of possible loss, or a statement that such an estimate cannot be made. There are no matters that meet the criteria for disclosure outlined above. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to their pending claims and litigation and may revise their estimates. Such revisions in the estimates of the potential liabilities could have a material impact on the results of operations and financial condition.

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

Segment revenues include leasing, licensing, or selling of products within each reportable segment. Segment adjusted EBITDA includes the revenues and operating expenses from each segment adjusted for depreciation, amortization, write-downs and other charges, accretion of placement fees, non-cash stock based compensation expense, as well as other costs such as certain acquisitions and integration related costs including restructuring and severance charges; legal and litigation expenses including settlement payments; new jurisdictions and regulatory licensing costs; non-cash charges on capitalized installation and delivery; contract cancellation fees; and other adjustments primarily composed of professional fees incurred by the Company for projects, corporate and public filing compliance and other costs deemed to be non-recurring in nature. Revenues in each segment are attributable to third parties and segment operating expenses are directly associated with the product lines included in each segment such as research and development, product approval costs, product-related litigation expenses, sales commissions and other directly-allocable sales expenses. Cost of gaming operations and cost of equipment sales primarily include the cost of products sold, service, manufacturing overhead, shipping and installation.

Segment adjusted EBITDA excludes other income and expense, income taxes and certain expenses that are managed outside of the operating segments.

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following provides financial information concerning our reportable segments for the three months ended March 31, 2019 and 2018 (amounts in thousands):

	Three months ended March 31,
	2019	2018
Revenues by segment
EGM	$69,655	$61,258
Table Products	2,156	1,670
Interactive	1,231	1,928
Total Revenues	$73,042	$64,856
Adjusted EBITDA by segment
EGM	36,722	34,304
Table Products	478	186
Interactive	(935)	9
Subtotal	36,265	34,499
Write-downs and other:
Loss on disposal of long lived assets	266	340
Impairment of long lived assets	350	570
Fair value adjustments to contingent consideration and other items	400	700
Depreciation and amortization	21,533	19,349
Accretion of placement fees(1)	1,271	1,084
Non-cash stock-based compensation expense	1,196	8,153
Acquisitions and integration related costs including restructuring & severance	2,069	1,179
Initial public offering costs and secondary offering	279	383
Non-cash charge on capitalized installation and delivery	648	490
Other adjustments	(95)	13
Interest expense	8,874	10,424
Interest (income)	(39)	(52)
Loss on extinguishment and modification of debt	—	4,608
Other expense	5,260	9,232
(Loss) before income taxes	$(5,747)	$(21,974)
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

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 15. LEASES
Operating Leases

We lease office space, warehouses and office equipment which we classify as operating leases. Our operating leases have remaining lease terms from over 1 year to over 9 years. Operating leases with an initial term of 12 months or less and leases that include an option to terminate without material penalty are not recorded on the balance sheet. Most leases recorded on the balance sheet have an option to renew and do not have an option to terminate without a material penalty. We recognize lease expense for operating leases on a straight-line basis over the term of the lease. The exercise of the renewal options is at our sole discretion. For all our existing leases we are not reasonably certain we will exercise the renewal option. The depreciable life of assets and leasehold improvements are limited by the expected lease term. Our operating lease agreements do not contain any residual value guarantees or restrictive covenants. As most of our operating leases contracts do not provide an implicit rate, we use the First Lien Term Loan rate based on the information available at commencement date in determining the present value of lease payments. We use the First Lien Term Loan rate on December 31, 2018, for the initial measurement of all operating leases as of January 1, 2019 that commenced on or prior to that date.

Finance Leases

We lease vehicles which we account for as finance leases. Our finance leases have remaining lease terms from 2 months to 59 months. We recognize lease expense for these leases on a straight-line basis over the term of the lease. Our finance lease agreements do not contain material restrictive covenants or material residual value guarantees. We use the rate implicit in the lease at the lease commencement date in determining the present value of lease payments for finance leases.
For the three months ended March 31, 2019 and 2018, we did not have any lease agreements with variable lease costs and short-term lease costs, excluding expenses relating to leases with a lease term of one month or less were immaterial.
The following table discloses the operating and finance assets and liability balances recorded under ASC 842 as of March 31, 2019 and ASC 840 as of December 31, 2018:

		As of March 31, 2019	As of December 31, 2018
		(ASC 842)	(ASC 840)
Leases (in thousands)	Classification
Assets
Operating leases	Operating lease assets(a)	$9,715	N/A
Finance leases	Property and equipment, net(b)	1,671	1,344
Total leased assets, net		$11,386	$1,344

Liabilities
Current:
Operating leases	Accrued liabilities	$1,874	N/A
Finance leases	Current maturities of long-term debt	568	311
Non-current:
Operating leases	Operating lease liabilities, long-term	9,930	N/A
Finance leases	Long-term debt	1,006	308
Total lease liability		$13,378	$619

(a) Operating lease assets are recorded net of accumulated amortization of $0.4 million as of March 31, 2019.
(b) Finance lease assets are recorded net of accumulated amortization of $0.5 million and $0.4 million as of March 31, 2019 and March 31, 2018, respectively.

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The table below discloses the costs for operating and finance leases for three months ended March 31, 2019 and 2018:

		Three months ended March 31,
		2019	2018
		(ASC 842)	(ASC 840)
Operating lease costs	Classification
Operating lease cost - office building	Selling, general and administrative	$394	N/A
Operating lease cost - R&D	Research and development	67	N/A
Operating lease cost - warehouses	Cost of gaming operations (a)	82	N/A

Finance lease cost
Depreciation of leased assets	Depreciation and amortization	115	97
Interest on lease liabilities	Interest expense	9	5
Total Lease Cost		$667	$102

The table below sets forth the maturity of the operating and financing leases liabilities for five years and thereafter under ASC 842:

	Operating Leases (a)	Financing Leases	Total
Maturity of lease liabilities (in thousands)
2019 (excluding three months ended, March 31, 2019)	$1,891	$485	$2,376
2020	2,627	572	3,199
2021	2,205	400	2,605
2022	1,466	163	1,629
2023	1,121	12	1,133
Thereafter	5,260	4	5,264
Total lease payments	$14,570	$1,636	$16,206
Less: interest	(2,766)	(62)	(2,828)
Present value of lease liabilities	$11,804	$1,574	$13,378

(a) Operating leases payments exclude $18.4 million of legally binding minimum lease payments for leases signed but not commenced as of March 31, 2019.

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Future minimum lease payments under ASC 840 as of December 31, 2018 were as follows:

Total (in thousands)
For the year ended December 31,
2019	$2,817
2020	2,716
2021	2,212
2022	1,470
2023	1,121
Thereafter	5,260
Total	$15,596

The following table sets forth the weighted average of the lease terms and discount rates for operating and finance leases for the three months ended March 31, 2019 and 2018.

	Three months ended March 31,
	2019	2018
	(ASC 842)	(ASC 840)
Lease term and discount rate
Operating
Weighted average remaining lease term (years)	7.0	N/A
Weighted average discount rate	5.84%	N/A
Finance Leases
Weighted average remaining lease term (years)	2.4	2.7
Weighted average discount rate	2.5%	2.6%

Other Information

The table below discloses cash paid for the amounts included in the measurement of lease liabilities for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
	(ASC 842)	(ASC 840)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$595	N/A
Operating cash flows from finance leases	$9	$5
Financing cash flows from finance leases	$125	$77

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

Overview

We are a leading designer and supplier of EGMs and other products and services for the gaming industry. We operate our business in three distinct segments: EGMs, Table Products and Interactive. Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line. Founded in 2005, we historically focused on supplying EGMs, including slot machines, video bingo machines, and other electronic gaming devices, to the Native American gaming market. Since 2014, we have expanded our product line-up to include: (i) Class III EGMs for commercial and Native American casinos permitted to operate Class III EGMs, (ii) table game products and (iii) interactive products, all of which we believe provide us with growth opportunities as we expand in markets where we currently have limited or no presence. Our expansion into Class III and ancillary product offerings has driven our strong growth and momentum in revenue, EGM adjusted EBITDA and our installed base. For the period ended March 31, 2019, approximately 72% of our total revenue was generated through recurring contracted lease agreements whereby we place EGMs and table game products at our customers’ gaming facilities under either a revenue sharing agreement (we receive a percentage of the revenues that these products generate) or fee-per-day agreement (we receive a daily or monthly fixed fee per EGM or table game product), or recurring revenue from our Interactive gaming operations.

EGM Segment

EGMs constitute our largest segment, representing 95% of our revenue for three months ended March 31, 2019. We have a library over 380 proprietary game titles that we deliver on several state-of-the-art EGM cabinets, including ICON and Orion Upright (our core cabinets), Orion Portrait (our premium cabinet) and Orion Slant (our core plus cabinets) and Big Red/Colossal Diamonds (our specialty large-format jumbo cabinet). Our cabinets and game titles are consistently named among the top-performing premium leased games in the industry. We also have developed a new Latin-style bingo cabinet called Alora, which we plan to use in select international markets, including Mexico, the Philippines, and potentially Brazil.

We have increased our installed base of EGMs every year from 2005 through the period ended March 31, 2019, and as of March 31, 2019, our total EGM footprint comprised 27,308 units (18,798 domestic and 8,510 international). We remain highly focused on continuing to expand our installed base of leased EGMs in markets that we currently serve as well as new jurisdictions where we do not presently have any EGMs installed. Since our founding, we have made significant progress in expanding the number of markets where we are licensed to sell or lease our EGMs. In 2005, we were licensed in three states (5 total licenses) and currently we are licensed in 39 U.S. states and eight foreign countries (approximately 275 total licenses). We believe we are positioned to gain significant market share over the next several years.

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

Table Products

In addition to our existing portfolio of EGMs, we also offer our customers more than 40 unique table product offerings, including live felt table games, side bet offerings, progressives, signage, and other ancillary table game equipment. Our table products are designed to enhance the table games section of the casino floor (commonly known as “the pit”). Over the past 10 years, there has been a trend of introducing side bets on blackjack tables to increase the game’s overall hold. Our table products segment offers a full suite of side bets and specialty table games that capitalize on this trend, and we believe that this segment will serve as an important growth engine for our company, including by generating further cross-selling opportunities with our EGM offerings. As of March 31, 2019, we had an installed base of 3,285 table products domestically and internationally and we believe we are presently a leading supplier of table products to the gaming industry based on number of products placed.

Our Table Products segment focuses on high margin recurring revenue generated by leases. Nearly all of the revenue we generate in this segment is recurring. We have acquired several proprietary table games and side-bets and developed others in-house.

One of the newer areas of our Table Products business consists of our equipment offerings that are ancillary to table games, such as card shufflers and table signage, and provide casino operators a greater variety of choice in the marketplace. This product segment includes our highly-anticipated single-card shuffler, Dex S, as well as our baccarat signage solution and roulette readerboard. We believe this area of the business holds many opportunities for growth, as the technology currently installed in the signage and readerboard areas are in a replacement cycle.

After acquiring intellectual property around progressive bonusing systems, our Table Products segment has taken the base systems and heavily expanded on them to now offer customers a bonusing solution for table products. We believe progressive bonusing on table products is a growing trend with substantial growth opportunities. We continue to develop and expand our core system to offer new and exciting bonusing and progressive products for the marketplace.

Interactive

Our Business-to-Consumer (“B2C”) social casino games include online versions of our popular EGM titles and are accessible to players worldwide on multiple mobile platforms, which we believe establishes brand recognition and cross-selling opportunities. Our B2C social casino games operate on a free-to-play model, whereby game players may collect virtual currency or other virtual consumable goods (collectively referred to as “virtual goods” or “virtual currency”) free of charge, through the passage of time or through targeted marketing promotions. Additionally, players have the ability to send free “gifts” of virtual goods to their friends through interactions with certain social platforms. If a game player wishes to obtain virtual goods above and beyond the level of free virtual goods available to that player, the player may purchase additional virtual goods. Once obtained, virtual currency (either free or purchased) cannot be redeemed for cash nor exchanged for anything other than game play. We design our portfolio of B2C social casino games to appeal to the interests of the broad group of people who like to play casino-themed social and mobile games.

Currently, our B2C social casino games consists exclusively of our mobile app, Lucky Play Casino. The app contains numerous AGS game titles available for consumers to play for fun or with chips they purchase in the app. Some of our most popular social casino games include content that is also popular in land-based casinos such as Fire Wolf, Gold Dragon Red Dragon, Legend of the White Buffalo, Royal Reels, Colossal Diamonds, So Hot, Monkey in the Bank, and many more. Our B2C games leverage the global connectivity and distribution of Facebook, as well as mobile platforms such as the Apple App Store for Apple devices and the Google Play Store for Android devices, which provides a platform to offer our games as well payment processing.

We have recently expanded into the Business-to-Business (“B2B”) space, whereby we enable our land-based casino customers to brand the social gaming product with their own casino name and brand identity through our Social White-Label Casino (“WLC”) solution. This turnkey, free-to-play mobile casino app solution blends the casino’s brand with AGS’ player-favorite games to strengthen a casino’s relationship with players, create monetization opportunities while players are off property, engage new players, and incentivize players return to the casino.

With the acquisition of Gameiom Technologies Limited (formerly known as “Gameiom”, and currently known as “AGS iGaming”), we now offer a B2B platform for content aggregation used by RMG and sports-betting partners. Our acquired B2B platform aggregates content from game suppliers and offers on-line casino operators the convenience to reduce the number of integrations that are needed to supply the on-line casino. By integrating with us, on-line casino operators have access to a significant amount of content from several game suppliers. AGS iGaming operates in regulated, legal on-line gaming jurisdictions such as the UK and parts of Europe.

Other Information

Customers and marketing. We market our products to casinos and other legal gaming establishments around the world with our domestic and international sales force and several domestic and international distributors and/or representatives. We believe the quality and breadth of our customer base is a strong testament to the effectiveness and quality of our product offerings, technological innovation and customer service. Our customer base includes leading casino operators in leading established gaming markets such as the United States, Canada and Latin America. Our customers include, among others, Caesars Entertainment Corp., MGM Resorts International, Poarch Creek Band of Indians, and the Chickasaw Nation.

Our products and the locations in which we may sell them are subject to the licensing and product approval requirements of various national, state, provincial and tribal jurisdictional agencies that regulate gaming around the world, as discussed in “Part I, Item 1. Business” in our Annual Report on Form 10-K for the year-ended December 31, 2018. We lease and sell our products, with an emphasis on leasing versus selling, primarily in the United States. We service the products we lease and offer service packages to customers who purchase products from us.

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
•Tariff increases

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

Results of Operations

Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018

The following tables set forth certain selected condensed consolidated financial data for the three months ended March 31, 2019 and 2018 (in thousands):

	Three months ended March 31,		$	%
	2019	2018	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$52,861	$49,632	$3,229	6.5%
Equipment sales	20,181	15,224	4,957	32.6%
Total revenues	73,042	64,856	8,186	12.6%
Operating expenses
Cost of gaming operations	9,619	8,858	761	8.6%
Cost of equipment sales	9,524	7,399	2,125	28.7%
Selling, general and administrative	14,877	16,777	(1,900)	(11.3)%
Research and development	8,125	8,625	(500)	(5.8)%
Write-downs and other charges	1,016	1,610	(594)	(36.9)%
Depreciation and amortization	21,533	19,349	2,184	11.3%
Total operating expenses	64,694	62,618	2,076	3.3%
Income from operations	8,348	2,238	6,110	273.0%
Other expense (income)
Interest expense	8,874	10,424	(1,550)	(14.9)%
Interest income	(39)	(52)	13	(25.0)%
Loss on extinguishment and modification of debt	—	4,608	(4,608)	(100.0)%
Other expense (income)	5,260	9,232	(3,972)	(43.0)%
Loss before income taxes	(5,747)	(21,974)	16,227	(73.8)%
Income tax benefit (expense)	5,758	12,436	(6,678)	(53.7)%
Net income (loss)	11	(9,538)	9,549	(100.1)%
Less: Net income attributable to non-controlling interests	(93)	—	(93)	(100.0)%
Net loss attributable to PlayAGS, Inc.	(82)	(9,538)	9,456	(99.1)%
Revenues

Gaming Operations. The increase in gaming operations revenue was primarily due to the increase in our EGM installed base by 2,245 domestic units, which is primarily attributable to the purchase of approximately 2,500 EGMs from Integrity in February 2019, as described in Item 1 “Financial Statements” Note 2 to our condensed consolidated financial statements. The increase is also attributable to the continued success of our ICON cabinet and the popularity of our Orion Portrait cabinet that have increased our installed base, offset by the strategic removal of approximately 500 EGMs in the prior year at one casino as well as the sale of previously leased VLT EGMs. In addition, the increase is also attributed to the increase of 1,030 international EGM units, due to the expansion of our market share in under serviced markets within Mexico. Additionally, we had a $0.5 million increase in Table Products gaming operations revenue which is attributable to the increase in the Table Products installed base to 3,285 units compared to 2,631 units in the prior year period. These increases were offset by a $0.7 million decrease in our Interactive segment primarily related to a decrease of B2C social revenues.

Equipment Sales. The increase in equipment sales is due to the sale of 1,024 EGM units in the three months ended March 31, 2019, compared to 838 EGM units in the prior year period. The increase in the number of units sold is primarily attributable to the success of our new Orion Portrait cabinet and our growth in the Class III market as well as the continued success of our ICON and Orion Slant cabinet. The increase was also attributable to a $980, or 5.5% increase in the average sales price compared to the prior year period. The increase in the average sales price is due the higher sales price of our new Orion Portrait and Orion Slant cabinets compared to other cabinets.

Operating Expenses

Cost of gaming operations. The increase in costs of gaming operations was the result of increased service costs on our increased installed base of 27,308 EGM units compared to 24,033 units in the prior year period, as well as increased table games installed base that increased 24.9% compared to the prior year period. As a percentage of gaming operations revenue, costs of gaming operations was 18.2% for the three months ended March 31, 2019 compared to 17.8% for the prior year period.

Cost of Equipment Sales. The increase in cost of equipment sales is attributable to the increase of 1,024 EGM units sold for the three months ended March 31, 2019 compared to 838 units sold in prior year period. As a percentage of equipment sales revenue, costs of equipment sales was 47.2% for the three months ended March 31, 2019 compared to 48.6% for the prior year period.

Selling, general and administrative. The decrease in selling, general and administrative expenses is primarily due to the decrease of stock-based compensation expense in the amount of $5.7 million due to the initial charge of $6.2 million recorded in the first quarter of 2018 in connection with the IPO, offset by increased salary and benefit costs of $1.6 million due to higher headcount and an increase of professional fees of $1.7 million due to the acquisitions of Integrity and AGS iGaming and secondary equity offerings. In the prior year the Company also received a favorable property tax adjustment of $0.9 million.

Research and development. The decrease in research and development expenses is primarily due to a decrease of $1.3 million of stock-based compensation expense (due to an initial charge of $1.6 million recorded in the first quarter of 2018 in connection with the IPO) and decreased software testing and product approval costs of $0.5 million due to timing differences of when these costs were incurred in each period. These decreases were offset by increased salary and benefit costs of $0.8 million due to higher headcount.

Write-downs and other charges. The Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) include various non-routine transactions or consulting and transaction-related fees that have been classified as write-downs and other charges. During the three months ended March 31, 2019, the Company recognized $1.0 million in write-downs and other charges driven by losses from the disposal of assets of $0.3 million, a fair value adjustment to contingent consideration of $0.4 million (the Company used level 3 observable inputs in conducting the impairment test)and the impairment to intangible assets of $0.4 million related to game titles (the Company used level 3 of observable inputs in conducting the impairment tests).

During the three months ended March 31, 2018, the Company recognized $1.6 million in write-downs and other charges, driven by losses from the disposal of assets of $0.3 million, a fair value adjustment to contingent consideration of $0.7 million (the Company used level 3 observable inputs in conducting the impairment test) and the impairment to intangible assets of $0.6 million related to game titles (the Company used level 3 of observable inputs in conducting the impairment tests).

Due to the changing nature of our write-downs and other charges, we describe the composition of the balances as opposed to providing a year over year comparison.

Depreciation and amortization. The increase was predominantly due to a $2.8 million increase in depreciation driven by an increased installed base and a decrease in amortization expense of $0.6 million due to intangible assets that have reached the end of their useful lives.

Other Expense (Income), net

Interest expense. The decrease in interest expense is predominantly attributed to the redemption of our 11.25% senior secured PIK notes as well as the further decrease in the interest rate on our first lien credit facilities we obtained on February 7, 2018 and October 5, 2018. See Item 1. “Financial Statements” Note 6 for a detailed discussion regarding long-term debt. These decreases were partially offset by an increase in the principal amounts outstanding under the first lien credit facilities as of March 31, 2019, compared to the amount outstanding at March 31, 2018.

Other (income) expense. The decrease is predominantly attributed to the write-off of indemnification receivables of $5.5 million as the related liability for uncertain tax positions was also written-off due to the lapse in the statute of limitations. See Item 1. “Financial Statements” Note 12 for a detailed description of the indemnification receivable. The remaining change was due to the effect of foreign currency fluctuation on trade payables and receivables denominated in foreign currencies.

Income Taxes

The Company's effective income tax rate for the three months ended March 31, 2019, was a benefit of 100.2%. The difference between the federal statutory rate of 21% and the Company's effective tax rate for the three months ended March 31, 2019, was primarily due to changes in our valuation allowance on deferred tax assets and lapse in applicable statute of limitations for certain uncertain tax positions. The Company's effective income tax rate for the three months ended March 31, 2018, was a benefit of 56.6%. The difference between the federal statutory rate of 21% and the Company's effective tax rate for the three months ended March 31, 2018, was primarily due to changes in our valuation allowance on deferred tax assets and lapse in certain statutes.

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

Adjusted Expenses

We have provided (i) adjusted cost of gaming operations, (ii) adjusted selling, general and administrative costs and (iii) adjusted research and development cost (collectively, the “Adjusted Expenses”) in this Form 10-Q because we believe such measure provides investors with additional information to measure our performance.

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

Our definition of Adjusted Expenses allows us to add back certain non-cash charges that are deducted in calculating net income and to deduct certain gains that are included in calculating net income. However, these expenses and gains vary greatly, and are difficult to predict. They can represent the effect of long-term strategies as opposed to short-term results. In addition, in the case of charges or expenses, these items can represent the reduction of cash that could be used for other corporate purposes.

Due to these limitations, we rely primarily on our GAAP cost of gaming operations, cost of equipment sales, selling, general and administrative costs and research and development costs and use each of the Adjusted Expenses only supplementarily.

The tables below present each of the Adjusted Expenses and include a reconciliation to the nearest GAAP measure.

Electronic Gaming Machines

Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018

	Three months ended March 31,		$	%
	2019	2018	Change	Change
EGM segment revenues:
Gaming operations	$49,500	$46,042	$3,458	7.5%
Equipment sales	20,155	15,216	4,939	32.5%
Total EGM revenues	$69,655	$61,258	$8,397	13.7%

EGM segment expenses and adjusted expenses:
Cost of gaming operations(1)	8,634	7,888	746	9.5%
Less: Adjustments(2)	494	517	(23)	(4.4)%
Adjusted cost of gaming operations	8,140	7,371	769	10.4%

Cost of equipment sales	9,506	7,399	2,107	28.5%

Selling, general and administrative	13,205	14,960	(1,755)	(11.7)%
Less: Adjustments(3)	2,715	6,923	(4,208)	(60.8)%
Adjusted cost of selling, general and administrative	10,490	8,037	2,453	30.5%

Research and development	6,605	7,088	(483)	(6.8)%
Less: Adjustments(4)	444	1,857	(1,413)	(76.1)%
Adjusted cost of research and development	6,161	5,231	930	17.8%

Accretion of placement fees	1,271	1,084	187	17.3%

Net income attributable to non-controlling interests	93	—	93	100.0%

EGM adjusted EBITDA	$36,722	$34,304	$2,418	7.0%

EGM unit information:
VLT	667	1,217	(550)	(45.2)%
Class II	12,191	12,254	(63)	(0.5)%
Class III	5,940	3,082	2,858	92.7%
Domestic installed base, end of period	18,798	16,553	2,245	13.6%
International base, end of period	8,510	7,480	1,030	13.8%
Total installed base, end of period	27,308	24,033	3,275	13.6%

Domestic revenue per day	$26.42	$26.72	$(0.30)	(1.1)%
International revenue per day	$8.68	$8.27	$0.41	5.0%
Total revenue per day	$20.73	$20.94	$(0.21)	(1.0)%

EGM units sold	1,024	838	186	22.2%
Average sales price	$18,738	$17,758	$980	5.5%

(1) Exclusive of depreciation and amortization.
(2) Adjustments to cost of gaming operation include non-cash stock compensation expense and non-cash charges on capitalized installation and delivery.

(3) Adjustments to selling, general and administrative expense include non-cash stock compensation expense, acquisitions and integration related costs including restructuring and severance, initial public offering costs and secondary offering costs, legal and litigation expenses including settlement payments and other adjustments.
(4) Adjustments to research and development costs include non-cash stock compensation expense and acquisitions and integration related costs including restructuring and severance.

Gaming Operations Revenue

The increase in gaming operations revenue was primarily due to the increase in our EGM installed base of approximately 2,245 domestic units, which is primarily attributable to the purchase of approximately 2,500 EGMs from Integrity in February 2019, as described in as described in Item 1 “Financial Statements” Note 2 to our condensed consolidated financial statements. The increase is also attributable to the continued success of our ICON cabinet and the popularity of our Orion Portrait cabinet that have that have increased our installed base, offset by the strategic removal of approximately 500 VLT EGMs in the prior year at one casino as well as the sale of previously leased EGMs. In addition, the increase is also attributed to the increase of 1,030 international EGM units, due to the expansion of our market share in under serviced markets within Mexico.

Equipment Sales

The increase in equipment sales is due to the sale of 1,024 EGM units in the three months ended March 31, 2019, compared to 838 EGM units in the prior year period. The increase in the number of units sold is primarily attributable to the success of our new Orion Portrait cabinet and our growth in the Class III market as well as the continued success of our ICON and Orion Slant cabinet. The increase was also attributable to a $980, or 5.5% increase in the average sales price compared to the prior year period. The increase in the average sales price is due the higher sales price of our new Orion Portrait and Orion Slant cabinets compared to other cabinets.

EGM Adjusted EBITDA

EGM adjusted EBITDA includes the revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write-downs and other charges, accretion of placement fees, as well as other costs. See Item 1 “Financial Statements” Note 14 for further explanation of adjustments. The increase in EGM adjusted EBITDA is attributable to the increases in revenue described above offset by increased adjusted costs of gaming operations due to an increased installed base compared to the prior period, increased selling, general and administrative expenses and research and development expenses driven by the increase in salaries and benefit costs due to increased headcount and other operating expenses. The increase in revenue was further offset by increased cost of equipment sales due to higher sales volume compared to the prior period. EGM adjusted EBITDA margin was 53% and 56% for the three months ended March 31, 2019 and 2018, respectively. The decrease in adjusted EBITDA margin is attributable to the increased proportion of equipment sales as part of total revenues, increased service costs and increased operating costs.

Table Products

Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018

	Three Months Ended March 31,		$	%
	2019	2018	Change	Change
Table Products segment revenues:
Gaming operations	$2,130	$1,662	$468	28.2%
Equipment sales	26	8	18	225.0%
Total Table Products revenues	$2,156	$1,670	$486	29.1%

Table Products segment expenses and adjusted expenses:
Cost of gaming operations(1)	595	433	162	37.4%
Less: Adjustments(2)	84	—	84	100.0%
Adjusted cost of gaming operations	511	433	78	18.0%

Cost of equipment sales	18	—	18	100.0%

Selling, general and administrative	539	762	(223)	(29.3)%
Less: Adjustments(3)	23	376	(353)	(93.9)%
Adjusted cost of selling, general and administrative	516	386	130	33.7%

Research and development	656	1,107	(451)	(40.7)%
Less: Adjustments(4)	23	442	(419)	(94.8)%
Adjusted cost of research and development	633	665	(32)	(4.8)%

Table Products adjusted EBITDA	$478	$186	$292	157.0%

Table Products unit information:
Table products installed base, end of period	3,285	2,631	654	24.9%
Average monthly lease price	$217	$220	$(3)	(1.4)%

(1) Exclusive of depreciation and amortization.
(2) Adjustments to cost of gaming operation include non-cash stock compensation expense and non-cash charges on capitalized installation and delivery.
(3) Adjustments to selling, general and administrative expense include non-cash stock compensation expense, acquisitions and integration related costs including restructuring and severance, initial public offering costs and secondary offering costs, legal and litigation expenses including settlement payments and other adjustments.
(4) Adjustments to research and development costs include non-cash stock compensation expense and acquisitions and integration related costs including restructuring and severance.

Gaming Operations Revenue

The increase in Table Products gaming operations revenue is attributable to the increase in the Table Products installed base to 3,285 units compared to 2,631 units in the prior year period. The continued success of side bets, most notably Buster Blackjack and our progressive Bonus Spin, are the primary drivers of the increase in the Table Products revenue and installed base compared to the prior year period.

Tables Products Adjusted EBITDA

Table Products adjusted EBITDA includes the revenues and operating expenses from the Table Products segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 1 “Financial Statements” Note 14 for further explanation of adjustments. The increase in Table Products adjusted EBITDA is attributable to the increases in revenue described above, and offset by increased adjusted cost of gaming operations due to a higher installed base compared to the prior period, increased costs of equipment sales due a higher volume of sales compared to the prior period. Additionally, the increase in revenue was further offset by the increase in adjusted selling, general and administrative costs due to higher headcount.

Interactive

Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018

	Three months ended March 31,		$	%
	2019	2018	Change	Change
Interactive segment revenue:
Gaming operations	$1,231	$1,928	$(697)	(36.2)%
Total Interactive revenue	$1,231	$1,928	$(697)	(36.2)%

Interactive segment expenses and adjusted expenses:
Cost of gaming operations(1)	390	537	(147)	(27.4)%

Selling, general and administrative	1,133	1,055	78	7.4%
Less: Adjustments(2)	188	103	85	82.5%
Adjusted cost of selling, general and administrative	945	952	(7)	(0.7)%

Research and development	864	430	434	100.9%
Less: Adjustments(3)	33	—	33	100.0%
Adjusted cost of research and development	831	430	401	93.3%

Interactive adjusted EBITDA	$(935)	$9	$(944)	N/A

(1) Exclusive of depreciation and amortization.
(2) Adjustments to selling, general and administrative expense include non-cash stock compensation expense, acquisitions and integration related costs including restructuring and severance, initial public offering costs and secondary offering costs, legal and litigation expenses including settlement payments and other adjustments.
(3) Adjustments to research and development costs include non-cash stock compensation expense and acquisitions and integration related costs including restructuring and severance.

Gaming Operations Revenue

Because of our optimization strategy, interactive gaming operations revenue decreased compared to the prior year period due to the decrease in our social gaming revenues. These decreases were offset by an increase of $0.3 million in Real Money Gaming revenue in the current period from our acquisition of AGS iGaming. We have launched our land-based content on the AGS iGaming platform in the quarter and we expect that this revenue will contribute to the growth of revenue in this product segment in future quarters.

Interactive Adjusted EBITDA

Interactive adjusted EBITDA includes the revenues and operating expenses from the Interactive segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 1 “Financial Statements” Note 14 for further explanation of adjustments. The decrease in interactive adjusted EBITDA is attributable to a decrease in revenues, as described above, as well as approximately $1.0 million of additional operating costs incurred by AGS iGaming that were not present in the prior period offset by a decrease in user acquisition fees.

Total Adjusted EBITDA

The following tables provide reconciliations of segment financial information to our consolidated statement of operations and to total adjusted EBITDA. We have included revenues, operating expenses and other adjustments by segment which we believe are important to understanding the operating results of our segment:

	Three months ended March 31, 2019
	EGM	Table Products	Interactive	Total
Revenues
Gaming operations	$49,500	$2,130	$1,231	$52,861
Equipment sales	20,155	26	—	20,181
Total revenues	69,655	2,156	1,231	73,042
Cost of gaming operations(1)	8,634	595	390	9,619
Cost of equipment sales(1)	9,506	18	—	9,524
Selling, general and administrative	13,205	539	1,133	14,877
Research and development	6,605	656	864	8,125
Write-downs and other charges	1,016	—	—	1,016
Depreciation and amortization	20,444	800	289	21,533
Total operating expenses	59,410	2,608	2,676	64,694

Write-downs and other
Loss on disposal of long lived assets	266	—	—	266
Impairment of long lived assets	350	—	—	350
Fair value adjustments to contingent consideration and other items	400	—	—	400
Depreciation and amortization	20,444	800	289	21,533
Accretion of placement fees(2)	1,271	—	—	1,271
Non-cash stock-based compensation expense(3)	1,091	46	59	1,196
Acquisitions & integration related costs including restructuring & severance(4)	1,907	—	162	2,069
Initial public offering and secondary offering(5)	279	—	—	279
Non-cash charge on capitalized installation and delivery(8)	564	84	—	648
Other adjustments(9)	(95)	—	—	(95)
Adjusted EBITDA	$36,722	$478	$(935)	$36,265
(1) Exclusive of depreciation and amortization.
(2) Non-cash items related to the accretion of contract rights under development agreements and placement fees.
(3) Non-cash stock-based compensation includes non-cash compensation expense related to grants of options, restricted stock, and other equity awards.
(4) Acquisitions and integration related costs primarily relate to costs incurred after the purchase of businesses, such as the purchase of AGS iGaming and Integrity, to integrate operations and obtain costs synergies. Restructuring and severance costs primarily relate to costs incurred through the restructuring of the Company’s operations from time to time and other employee severance costs recognized in the periods presented.
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

	Three months ended March 31, 2018
	EGM	Table Products	Interactive	Total
Revenues
Gaming operations	$46,042	$1,662	$1,928	$49,632
Equipment sales	15,216	8	—	15,224
Total revenues	61,258	1,670	1,928	64,856
Cost of gaming operations(1)	7,888	433	537	8,858
Cost of equipment sales(1)	7,399	—	—	7,399
Selling, general and administrative	14,960	762	1,055	16,777
Research and development	7,088	1,107	430	8,625
Write-downs and other charges	1,610	—	—	1,610
Depreciation and amortization	18,546	594	209	19,349
Total operating expenses	57,491	2,896	2,231	62,618

Write-downs and other
Loss on disposal of long lived assets	340	—	—	340
Impairment of long lived assets	570	—	—	570
Fair value adjustments to contingent consideration and other items	700	—	—	700
Acquisition costs	—	—	—	—
Depreciation and amortization	18,546	594	209	19,349
Accretion of placement fees(2)	1,084	—	—	1,084
Non-cash stock-based compensation expense(3)	7,234	816	103	8,153
Acquisitions & integration related costs including restructuring & severance(4)	1,179	—	—	1,179
Initial public offering and secondary offering(5)	381	2		383
Non-cash charge on capitalized installation and delivery(8)	490	—	—	490
Other adjustments(10)	13	—	—	13
Adjusted EBITDA	34,304	186	9	34,499
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

Our definition of adjusted EBITDA allows us to add back certain non-cash charges that are deducted in calculating net income and to deduct certain gains that are included in calculating net income. However, these expenses and gains vary greatly, and are difficult to predict. They can represent the effect of long-term strategies as opposed to short-term results. In addition, in the case of charges or expenses, these items can represent the reduction of cash that could be used for other corporate purposes.

Due to these limitations, we rely primarily on our GAAP results, such as net income (loss), (loss) income from operations, EGM Adjusted EBITDA, Table Products Adjusted EBITDA or Interactive Adjusted EBITDA and use Total adjusted EBITDA only supplementally.

The following table reconciles net loss attributable to PlayAGS, Inc. to total adjusted EBITDA:

Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018

	Three months ended March 31,		$	%
	2019	2018	Change	Change
Net loss attributable to PlayAGS, Inc.	$(82)	$(9,538)	$9,456	99.1%
Income tax (benefit) expense	(5,758)	(12,436)	6,678	(53.7)%
Depreciation and amortization	21,533	19,349	2,184	11.3%
Other expense (income)	5,260	9,232	(3,972)	(43.0)%
Interest income	(39)	(52)	13	25.0%
Interest expense	8,874	10,424	(1,550)	(14.9)%
Write-downs and other(1)	1,016	1,610	(594)	(36.9)%
Loss on extinguishment and modification of debt(2)	—	4,608	(4,608)	(100.0)%
Other adjustments(3)	277	396	(119)	(30.1)%
Other non-cash charges(4)	1,919	1,574	345	21.9%
Acquisitions & integration related costs including restructuring & severance(5)	2,069	1,179	890	75.5%
Non-cash stock-based compensation	1,196	8,153	(6,957)	(85.3)%
Total Adjusted EBITDA	$36,265	$34,499	$1,766	5.1%

(1) Write-downs and other include items related to loss on disposal or impairment of long-lived assets, fair value adjustments to contingent consideration and acquisition costs
(2) Loss on extinguishment and modification of debt primarily relates to the refinancing of long-term debt, in which deferred loan costs and discounts related to old senior secured credit facilities were written-off
(3) Other adjustments are primarily composed of professional fees incurred for projects, corporate and public filing compliance, contract cancellation fees and other transaction costs deemed to be non-operating in nature
(4) Other non-cash charges are costs related to non-cash charges and losses on the disposition of assets, non-cash charges on capitalized installation and delivery, which primarily includes the costs to acquire contracts that are expensed over the estimated life of each contract and non-cash charges related to accretion of contract rights under development agreements
(5) Acquisitions and integration related costs primarily relate to costs incurred after the purchase of businesses, such as the purchase of AGS iGaming and Integrity, to integrate operations and obtain costs synergies. Restructuring and severance costs primarily relate to costs incurred through the restructuring of the Company’s operations from time to time and other employee severance costs recognized in the periods presented.

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

As of March 31, 2019, we had $10.4 million in cash and cash equivalents and $30.0 million available under our revolving credit facility. Based on our current business plan, we believe that our existing cash balances, cash generated from operations and availability under the revolving credit facility will be sufficient to meet our anticipated cash needs for at least the next twelve months. As of March 31, 2019, we were in compliance with the required covenants of our debt instruments, including the maximum net first lien leverage ratio, which was 3.4 to 1.0 out of a maximum of 6.0 to 1.0. However, our future cash requirements could be higher than we currently expect as a result of various factors. Our ability to meet our liquidity needs could be adversely affected if we suffer adverse results of operations, or if we violate the covenants and restrictions to which we are subject under our debt instruments. Additionally, our ability to generate sufficient cash from our operating activities is subject to general economic, political, regulatory, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under our existing credit facility in an amount sufficient to enable us to pay our service or repay our indebtedness or to fund our other liquidity needs, and we may be required to seek additional financing through credit facilities with other lenders or institutions or seek additional capital through private placements or public offerings of equity or debt securities.

Indebtedness

First Lien Credit Facilities

On June 6, 2017 (the “Closing Date”), AP Gaming I, LLC (the “Borrower”), a wholly owned indirect subsidiary of the Company, entered into a first lien credit agreement (“the First Lien Credit Agreement”), providing for $450.0 million in term loans and a $30.0 million revolving credit facility. The proceeds of the term loans were used primarily to repay the senior secured credit facilities, the notes issued by the Company to AGS Holdings, LLC and the promissory note issued by the Company to Amaya Inc., to pay for the fees and expenses incurred in connection with the foregoing and otherwise for general corporate purposes.

On December 6, 2017, the Borrower, entered into incremental facilities for $65.0 million in term loans (the “December Incremental Term Loans”).  The net proceeds of the December Incremental Term Loans were used to finance the acquisition of electronic gaming machines and related assets operated by Rocket Gaming Systems (“Rocket”) and to pay fees and expenses in connection therewith and for general corporate purposes.

An additional $1.0 million in loan costs were incurred related to the issuance of the December Incremental Term Loans. Given the composition of the lender group, the transaction was accounted for as a debt modification and, as such, $0.9 million in third-party costs were expensed and included in the loss on extinguishment and modification of debt, the remaining amount was capitalized and will be amortized over the term of the agreement.

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

As of March 31, 2019, we were in compliance with the required covenants of our debt instruments.

Equipment Long Term Note Payable and Finance Leases

The Company has entered into a financing agreement to purchase certain gaming devices, systems and related equipment and has entered into leases for vehicles and equipment that are accounted for as finance leases.

The following table summarizes our historical cash flows (in thousands):

	Three months ended March 31,
	2019	2018
Cash Flow Information:
Net cash provided (used in) by operating activities	$11,655	$(32,816)
Net cash (used in) investing activities	(69,675)	(14,968)
Net cash (used in) provided by financing activities	(2,393)	54,336
Effect of exchange rates on cash and cash equivalents	(2)	5
Net (decrease) increase in cash and cash equivalents	$(60,415)	$6,557

Operating activities

Net cash provided by operating activities for the three months ended March 31, 2019, was $11.7 million compared to net cash used in operating activities of $32.8 million in the prior year period, representing an increase of $44.5 million. This increase is primarily due to interest paid in the prior period in the amount of $37.6 million from the redemption of the senior secured PIK notes, improvement in our net income (loss) adjusted for non-cash expenses of $4.4 million and less cash used related to assets and liabilities that relate to operations.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2019, was $69.7 million compared to $15.0 million used in investing activities in the prior year period, representing an increase of $54.7 million. The increase was primarily due to the acquisition of Integrity, net of cash acquired, of $50.8 million and an increase in the purchase of intangibles and property and equipment of $3.8 million.

Financing activities

Net cash used by financing activities for the three months ended March 31, 2019, was $2.4 million compared to net cash provided of $54.3 million for the three months ended March 31, 2018, representing an decrease in cash of $56.7 million. The decrease was primarily due to prior year activity that included $172.2 million net proceeds that were received from the initial public offering, after deducting underwriting discounts and commissions of $4.2 million initial public offering costs, offset by the repayment of the principal amount of our 11.25% senior secured PIK notes of $115.0 million in the prior period.

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

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018. During the three months ended March 31, 2019, the Company adopted ASC 842 which had a material impact on the financial statements and related disclosures. See Item 1 “Financial Statements” Note 15, “Leases” to our condensed consolidated financial statements for our accounting policy related to the adoption of ASC 842.

The following is an update to the critical accounting policy related to equipment leases based on the adoption of ASC 842:

Equipment Leases

Gaming operations revenue is earned by providing customers with gaming machines, gaming machine content licenses, back-office equipment and linked progressive systems, which are collectively referred to as gaming equipment, under participation arrangements. The participation arrangements convey the right to use the equipment (i.e. gaming machines and related integral software) for a stated period of time, which typically ranges from one to three years and then the contract continues on a month-to-month basis thereafter. In some instances, the Company will enter arrangements for longer periods of time; however, many of these arrangements include the ability of the customer to cancel the contract and return the games to the Company, a provision which renders the contracts effectively month-to-month contracts. The Company will also enter into lease contracts with a revenue sharing arrangement whereby the lease payments due from the customer are variable. Primarily due to these factors, our participation arrangements are accounted for as operating leases.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See related disclosure at Item 1—“Notes to Condensed Consolidated Financial Statements”, Note 1 “Description of the Business and Summary of Significant Accounting Policies.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rates. Our primary exposure to market risk is interest rate risk associated with our long-term debt, which accrues interest at variable rates. Certain of our debt instruments accrue interest at LIBOR or the base rate, at our election, subject to an interest rate floor plus an applicable margin rate. In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt and equity capital to sustain our operations. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. As of March 31, 2019, less than 1% of our debt were fixed-rate instruments. Assuming a constant outstanding balance for our variable-rate long term debt, a hypothetical 1% decrease in interest rates would decrease interest expense $5.4 million given our LIBOR floor on related debt, while a hypothetical 1% increase in interest rates would increase interest expense approximately $5.4 million.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are party to various claims and legal actions that arise in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material adverse effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 1A. RISK FACTORS.

"Item 1A.-Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2018, includes a discussion of our risk factors. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.
ITEM 6. EXHIBITS.
(a). Exhibits.

Exhibit Number	Exhibit Description

1.1	Underwriting Agreement, date as of March 18, 2019, among Apollo Gaming Holdings, L.P., a stockholder of

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.IN	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AP GAMING HOLDCO, INC.

Date:	May 8, 2019	By:	/s/ KIMO AKIONA
		Name:	Kimo Akiona
		Title:	Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)