Form 10-Q
period 2019-06-30
PlayAGS, Inc.
filed 2019-08-07
CIK 1593548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarter ended June 30, 2019
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
As of August 1, 2019, there were 35,442,112 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PLAYAGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)
(unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$17,974	$70,726
Restricted cash	20	78
Accounts receivable, net of allowance of $891 and $885, respectively	49,806	44,704
Inventories	30,195	27,438
Prepaid expenses	5,390	3,566
Deposits and other	4,682	4,231
Total current assets	108,067	150,743
Property and equipment, net	103,327	91,547
Goodwill	285,186	277,263
Intangible assets	243,949	196,898
Deferred tax asset	2,426	2,544
Operating lease assets	11,908	—
Other assets	6,637	12,347
Total assets	$761,500	$731,342

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,568	$14,821
Accrued liabilities	33,334	26,659
Current maturities of long-term debt	6,036	5,959
Total current liabilities	52,938	47,439
Long-term debt	520,313	521,924
Deferred tax liability - noncurrent	625	1,443
Operating lease liabilities, long-term	11,958	—
Other long-term liabilities	42,568	24,732
Total liabilities	628,402	595,538
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock at $0.01 par value; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value; 450,000,000 shares authorized at June 30, 2019 and at December 31, 2018; and 35,442,112, and 35,353,269 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively.	354	353
Additional paid-in capital	365,562	361,628
Accumulated deficit	(230,042)	(222,403)
Accumulated other comprehensive loss	(2,904)	(3,774)
Non-controlling interests	128	—
Total stockholders’ equity	133,098	135,804
Total liabilities and stockholders’ equity	$761,500	$731,342
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(amounts in thousands, except per share data)
 (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues
Gaming operations	$53,593	$52,554	$106,454	$102,186
Equipment sales	20,916	20,268	41,097	35,492
Total revenues	74,509	72,822	147,551	137,678
Operating expenses
Cost of gaming operations(1)	10,932	9,710	20,551	18,568
Cost of equipment sales(1)	9,903	9,411	19,427	16,810
Selling, general and administrative	14,605	15,350	29,482	32,127
Research and development	8,379	6,855	16,504	15,480
Write-downs and other charges	5,036	1,005	6,052	2,615
Depreciation and amortization	23,659	19,467	45,192	38,816
Total operating expenses	72,514	61,798	137,208	124,416
Income from operations	1,995	11,024	10,343	13,262
Other expense (income)
Interest expense	9,560	8,873	18,434	19,297
Interest income	(31)	(21)	(70)	(73)
Loss on extinguishment and modification of debt	—	—	—	4,608
Other (income) expense	(46)	455	5,214	9,687
(Loss) Income before income taxes	(7,488)	1,717	(13,235)	(20,257)
Income tax benefit (expense)	52	(7,027)	5,810	5,409
Net loss	(7,436)	(5,310)	(7,425)	(14,848)
Less: Net income attributable to non-controlling interests	(121)	—	(214)	—
Net loss attributable to PlayAGS, Inc.	(7,557)	(5,310)	(7,639)	(14,848)
Foreign currency translation adjustment	228	(2,883)	870	54
Total comprehensive loss	$(7,329)	$(8,193)	$(6,769)	$(14,794)

Basic and diluted loss per common share:
Basic	$(0.21)	$(0.15)	$(0.22)	$(0.44)
Diluted	$(0.21)	$(0.15)	$(0.22)	$(0.44)
Weighted average common shares outstanding:
Basic	35,428	35,233	35,400	33,494
Diluted	35,428	35,233	35,400	33,494
(1) exclusive of depreciation and amortization

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands)
 (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Common stock
Balance, beginning of period	$354	$352	$353	$149
Issuance of common stock	—	—	—	118
Stock split (1.5543-for-one)	—	—	—	83
Reclass of management shares	—	—	—	2
Vesting of restricted stock	—	1	1	1
Balance of common stock, end of period	$354	$353	$354	$353
Additional paid-in capital
Balance, beginning of period	363,379	358,075	361,628	177,276
Issuance of common stock	—	—	—	171,410
Stock option exercises	29	279	584	279
Vesting of restricted stock	—	(1)	—	(1)
Stock-based compensation expense	2,154	476	3,350	8,629
Stock split (1.5543-for-one)	—	—	—	(83)
Reclass of management shares	—	—	—	1,319
Balance of additional paid-in capital, end of period	365,562	358,829	365,562	358,829
Accumulated Deficit
Balance, beginning of period	(222,485)	(211,095)	(222,403)	(201,557)
Net loss attributable to PlayAGS, Inc.	(7,557)	(5,310)	(7,639)	(14,848)
Balance of accumulated deficit, end of period	(230,042)	(216,405)	(230,042)	(216,405)
Accumulated other comprehensive loss
Balance, beginning of period	(3,132)	(866)	(3,774)	(3,803)
Foreign currency translation adjustment	228	(2,883)	870	54
Balance of accumulated other comprehensive loss, end of period	(2,904)	(3,749)	(2,904)	(3,749)
Non-controlling interests
Balance, beginning of period	107	—	—	—
Net income	121	—	214	—
Business acquisitions	—	—	71	—
Cash distributions to non-controlling interest owners	(100)	—	(157)	—
Balance of non-controlling interests, end of period	128	—	128	—
Total stockholder's equity	$133,098	$139,028	$133,098	$139,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(7,425)	$(14,848)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	45,192	38,816
Accretion of contract rights under development agreements and placement fees	2,803	2,206
Amortization of deferred loan costs and discount	941	914
Payment-in-kind interest payments	—	(37,624)
Write-off of deferred loan cost and discount	—	3,410
Stock-based compensation expense	3,350	8,629
Provision (benefit) for bad debts	153	(148)
Loss on disposition of assets	445	1,020
Impairment of assets	5,207	995
Fair value adjustment of contingent consideration	400	600
(Benefit) provision for deferred income tax	(607)	3,090
Changes in assets and liabilities that relate to operations:
Accounts receivable	(3,461)	(11,552)
Inventories	419	(2,440)
Prepaid expenses	(1,698)	(1,685)
Deposits and other	(418)	(758)
Other assets, non-current	6,605	11,138
Accounts payable and accrued liabilities	(14,231)	(12,082)
Net cash provided by (used in) operating activities	37,675	(10,319)
Cash flows from investing activities
Business acquisitions, net of cash acquired	(50,779)	(4,452)
Purchase of intangible assets	(3,950)	(594)
Software development and other expenditures	(6,299)	(5,168)
Proceeds from disposition of assets	109	21
Purchases of property and equipment	(23,819)	(22,314)
Net cash used in investing activities	(84,738)	(32,507)
Cash flows from financing activities
Repayment of PIK notes	—	(115,000)
Repayment of first lien credit facilities	(2,694)	(2,576)
Payment of financed placement fee obligations	(1,767)	(1,772)
Payments of previous acquisition obligation	(1,022)	—
Payments on equipment long-term note payable and finance leases	(695)	(1,405)
Proceeds from issuance of common stock	—	176,341
Initial public offering cost	—	(4,160)
Proceeds from stock option exercise	585	279
Distributions to non-controlling interest owners	(157)	—
Net cash (used in) provided by financing activities	(5,750)	51,707
Effect of exchange rates on cash and cash equivalents	3	6
(Decrease) increase in cash and cash equivalents	(52,810)	8,887
Cash, cash equivalents and restricted cash, beginning of period	70,804	19,342
Cash, cash equivalents and restricted cash, end of period	$17,994	$28,229

Supplemental cash flow information:
Non-cash investing and financing activities:
Intangible assets obtained under placement fee arrangements	$35,003	$—
Leased assets obtained in exchange for new finance lease liabilities	$620	$256
Leased assets obtained in exchange for new operating lease liabilities	$12,668	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

PlayAGS, Inc. (formerly AP Gaming Holdco, Inc.) (the "Company," "PlayAGS," "we," "us," or "our") is a leading designer and supplier of gaming products and services for the gaming industry. We operate in legalized gaming markets across the globe and provide state-of-the-art, value-add products in three distinct segments: Electronic Gaming Machines (“EGM”), which includes server-based systems and back-office systems that are used by Class II Native American, Mexico and the Philippines gaming jurisdictions and Class III Native American, commercial and charitable jurisdictions; Table Products (“Table Products”), which includes live felt table games, side-bets, progressives and ancillary equipment such as singage, as well as our newly introduced card shuffler, “Dex S”; and Interactive Casino Games (“Interactive”), which has two reporting units. One Interactive reporting unit includes social casino games on desktop and mobile devices (“Social”) and the other Interactive reporting unit includes a platform for content aggregation used by real-money gaming (“RMG”) and sports-betting partners. Each segment’s activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line.

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

The following table disaggregates our revenues by type within each of our segments (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

EGM
Gaming operations	$50,161	$49,150	$99,661	$95,192
Equipment sales	20,817	20,169	40,972	35,385
Total	$70,978	$69,319	$140,633	$130,577

Table Products
Gaming operations	$2,321	$1,693	$4,451	$3,355
Equipment sales	99	99	125	107
Total	$2,420	$1,792	$4,576	$3,462

Interactive (gaming operations)
Social	$890	$1,660	$1,894	$3,588
RMG	221	51	448	51
Total	$1,111	$1,711	$2,342	$3,639

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

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

Revenue allocated to any undelivered performance obligations is recorded as a contract liability. The balance of our contract liabilities was not material as of June 30, 2019 and December 31, 2018.

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

Inventories

Inventories consist primarily of parts and supplies that are used to repair and maintain machinery and equipment as well as EGMs in production and finished goods held for sale. Inventories are stated at net realizable value. Cost of inventories is determined using the first-in, first-out (“FIFO”) method for all components of inventory. The Company regularly reviews inventory quantities and updates estimates for the net realizable value of inventories. This process includes examining the carrying values of parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose). Some of the factors involved in this analysis include the overall levels of the inventories, the current and projected sales levels for such products, the projected markets for such products and the costs required to sell the products, including refurbishment costs. Changes in the assumptions or estimates could materially affect the inventory carrying value. As of June 30, 2019 and December 31, 2018, the value of raw material inventory was $23.5 million and $22.3 million, respectively. As of June 30, 2019 and December 31, 2018, the value of finished goods inventory was $6.7 million and $5.1 million, respectively. There was no work in process material as of June 30, 2019 and December 31, 2018.

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

Goodwill

The excess of the purchase price of an acquired business over the estimated fair value of the assets acquired and the liabilities assumed is recorded as goodwill. The Company tests for possible impairment of goodwill at least annually, on October 1, or when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company has the option to begin with a qualitative assessment, commonly referred to as “Step 0”, to determine whether it is more likely than not that the reporting unit’s fair value of goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as the general economic environment, industry and market conditions, changes in key assumptions used since the most recently performed valuation and overall financial performance of the reporting units. If the Company determines that it is more likely than not that a reporting unit’s fair value is less than its carrying value, the Company performs a quantitative goodwill impairment analysis, and depending upon the results of that measurement, the recorded goodwill may be written down and charged to income from operations when the carrying amount of the reporting unit exceeds the fair value of the reporting unit. In the second quarter of 2019, we recorded an impairment of goodwill related to the Real-Money Gaming reporting unit as described in Note 4.

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

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

The carrying values of the Company’s cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short term maturities of these instruments. The fair value of our long-term debt is based on the quoted market prices for similar issues (Level 2 inputs). The estimated fair value of our long-term debt as of June 30, 2019 and December 31, 2018 was $535.6 million and $528.1 million, respectively.

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

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

February 8, 2019
Assets	(in 000s)
Current assets
Cash and cash equivalents	$1,803
Accounts receivable	1,584
Inventories	158
Deposits and other	26
Prepaid expenses	141
Total Current Assets	3,712
Property and Equipment	12,824
Intangible Assets	30,600
Goodwill	11,041
Total Assets	$58,177
Liabilities and Equity
Current liabilities
Accounts payable	$1,367
Accrued liabilities	2,087
Current portion of long-term debt	151
Total current liabilities	3,605
Other long-term liabilities	1,719
Long-term debt	200
Total liabilities	5,524
Minority Interest	71
Net assets acquired	$52,582

We recognized the $0.6 million related to property tax liability and $1.3 million related to uncertain tax positions arising from contingencies which were valued at their fair value utilizing Level 3 inputs.

The following unaudited pro forma statements of operations give effect to the Integrity acquisition as if it had been completed on January 1, 2018 and 2019. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been during the periods presented had the acquisition been completed on January 1, 2018 and 2019. We did not summarize the amounts of revenue and earnings of Integrity since the acquisition date included in the consolidated income statement as it was immediately combined with our existing business and separating the results of operations would be impracticable. In addition, the unaudited pro forma financial information does not purport to project future operating results. This information is preliminary in nature and subject to change based on final purchase price adjustments. The pro forma statements of operations do not reflect: (1) any anticipated synergies (or costs to achieve synergies) or (2) the impact of non-recurring items directly related to the Integrity acquisition.

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
Total revenues	$74,509	$77,659	$149,290	$147,714
Net loss attributable to PlayAGS, Inc.	$(7,557)	$(6,428)	$(7,700)	$(16,245)

AGS iGaming

During the quarter ended June 30, 2018, the Company acquired all of the equity of Gameiom Technologies Limited (formerly known as “Gameiom”, currently known as “AGS iGaming”). AGS iGaming was a licensed gaming aggregator and content provider for real-money gaming (“RMG”) and sports betting partners. The acquisition was accounted for as an acquisition of a business and the assets acquired and liabilities assumed were measured based on our estimates of their fair values at the acquisition date.

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We attributed the goodwill acquired to our ability to utilize AGS iGaming’s existing RMG platform to distribute our existing EGM game content into many markets, diversification of our Interactive segment’s product portfolio that now includes a real-money gaming solution and other strategic benefits. The total consideration for this acquisition was $5.0 million, which included cash paid of $4.5 million and $0.5 million of deferred consideration that is payable within 18 months of the acquisition date. The consideration was allocated to goodwill that is not tax deductible for $3.7 million and intangible assets of $2.1 million, which will be amortized over a weighted average period of approximately 6.7 years. See Note 4 for a discussion and summary of impairments that we recorded subsequent to the acquisition related to these intangible assets and the related goodwill.

The intangible assets consisted primarily of customer relationships and a technology platform. The customer relationships were valued using the cost approaches (level 3 fair value measurement), in which we determined an estimated reproduction or replacement cost, as applicable. The technology platform was valued using the royalty savings method (level 3 fair value measurement), which is a risk-adjusted discounted cash flow approach. The royalty savings method values an intangible asset by estimating the royalties saved through ownership of the asset. The royalty savings method requires identifying the future revenue that would be impacted by the technology platform (or royalty-free rights to the assets), multiplying it by a royalty rate deemed to be avoided through ownership of the asset and discounting the projected royalty savings amounts back to the acquisition date.  The royalty rate used in such valuation was based on a consideration of market rates for similar categories of assets.

It is not practicable to provide pro forma statements of operations giving effect to the AGS iGaming acquisition as if it had been completed at an earlier date. This is due to the lack of historical financial information sufficient to produce such pro forma statements given the start up nature of AGS iGaming.

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Gaming equipment	$160,326	$141,530
Other property and equipment	25,181	23,304
Less: Accumulated depreciation	(82,180)	(73,287)
Property and equipment, net	$103,327	$91,547

Gaming equipment and other property and equipment are depreciated over the respective useful lives of the assets ranging from two to six years. Depreciation expense was $11.4 million and $7.8 million for the three months ended June 30, 2019 and 2018, respectively.
Depreciation expense was $22.0 million and $15.7 million for the six months ended June 30, 2019 and 2018, respectively.

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 4. GOODWILL AND INTANGIBLES
Changes in the carrying amount of goodwill are as follows (in thousands):

	Gross Carrying Amount
	EGM	Table Products	Interactive(1)	Total
Balance at December 31, 2018, net	$267,079	$6,641	$3,543	$277,263
Foreign currency adjustments	425	—	(10)	415
Purchase accounting adjustment	—	—	—	—
Acquisition	11,041	—	—	11,041
Impairment	—	—	(3,533)	(3,533)
Balance at June 30, 2019	$278,545	$6,641	$—	$285,186
(1) Accumulated goodwill impairment charges for the Interactive segment as of June 30, 2019 were $8.4 million.

During the second quarter of 2019 our RMG Interactive reporting unit fell short of its expected operating results, which also resulted in a reduction of our future expectation for this reporting unit. This circumstance was considered to be a triggering event. The reduction of our expectations for this reporting unit were driven by the delays launching new operators and extended regulatory time-lines in new jurisdictions. Accordingly,we reduced the projections of the future operating results for this reporting unit, which was created when we acquired AGS iGaming in 2018.

As a result of this triggering event, we performed a quantitative impairment analysis of the associated goodwill and determined that the entire balance of $3.5 million was impaired. In performing the quantitative goodwill impairment test for our RMG Interactive reporting unit, we estimated the fair value of the reporting unit using an income approach that analyzed projected discounted cash flows. We used projections of revenues and operating costs with estimated growth rates during the forecast period, capital expenditures and cash flows that considered historical and estimated future results and general economic and market conditions, as well as the estimated impact of planned business and operational strategies. The estimates and assumptions used in the discounted cash flow analysis included a terminal year long-term growth rate of 3.0% and an overall discount rate of 25% based on our weighted average cost of capital for the Company and premiums for the small size of the reporting unit and forecast risk.

Intangible assets consist of the following (in thousands):

		June 30, 2019			December 31, 2018
	Useful Life (years)	Gross Value	Accumulated Amortization	Net Carrying Value	Gross Value	Accumulated Amortization	Net Carrying Value
Indefinite lived trade names	Indefinite	$12,126	$—	$12,126	$12,126	$—	$12,126
Trade and brand names	7	14,730	(12,159)	2,571	14,730	(10,681)	4,049
Customer relationships	7	218,702	(106,427)	112,275	188,772	(93,358)	95,413
Contract rights under development and placement fees	1 - 7	57,364	(17,170)	40,194	19,620	(14,367)	5,253
Gaming software and technology platforms	1 - 7	155,672	(89,462)	66,210	151,055	(82,371)	68,682
Intellectual property	10 - 12	17,205	(6,632)	10,573	17,205	(5,830)	11,375
		$475,799	$(231,850)	$243,949	$403,508	$(206,607)	$196,898

Intangible assets are amortized over their respective estimated useful lives ranging from one to twelve years. Amortization expense related to intangible assets was $12.2 million and $11.6 million for the three months ended June 30, 2019 and 2018, respectively. Amortization expense related to intangible assets was $23.2 million and $23.1 million for the six months ended June 30, 2019 and 2018, respectively.

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Prior to the goodwill impairment assessment noted above, we completed a qualitative review of long-lived assets for all asset groups to determine if events or changes in circumstances indicated that the carrying amount of each asset group may not be recoverable (if a "triggering event" existed). Based on this review, we tested the recoverability of the long-lived assets, other than goodwill and

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

indefinite-lived intangible assets, in certain asset groups related to the RMG Interactive reporting unit where a triggering events existed at the lowest level at which identifiable cash flows existed, the reporting unit level. The recoverability test failed, meaning that the undiscounted cash flows were less than the carrying value of the related asset group and we therefore measured the amount of any impairment loss as the amount by which the carrying amount of the asset group exceeded its fair value using the projected reporting unit cash flows, a 25% discount rate, and 3% long-term growth rate. We then allocated the indicated impairment loss to the long-lived assets of the group on a pro rata basis, except for certain assets whose carrying value was reduced only to their individually determined fair value. Specifically, from the pro rata allocation, we recorded a full impairment of RMG customer relationships, gaming licenses, and game content, which had a carrying value of $0.6 million. We also reduced the value of the RMG technology platform by $0.7 million to its fair value of $0.4 million. The technology platform was valued using the royalty savings method (level 3 fair value measurement), which is a risk-adjusted discounted cash flow approach. The royalty savings method values an intangible asset by estimating the royalties saved through ownership of the asset. The royalty savings method requires identifying the future revenue that would be impacted by the technology platform (or royalty-free rights to the assets), multiplying it by a royalty rate deemed to be avoided through ownership of the asset and discounting the projected royalty savings amounts back to the acquisition date.  We used a discount rate of 25%. The royalty rate used in such valuation was 5% and was based on a consideration of market rates for similar categories of assets.

The Company enters into development agreements and placement fee agreements with certain customers to secure floor space under lease agreements for its gaming machines. Amounts paid in connection with the development agreements are repaid to the Company in accordance with the terms of the agreement, whereas placements fees are not reimbursed. For development agreements in the form of a loan, interest income is recognized on the repayment of the notes based on the stated rate or, if not stated explicitly in the development agreement, on an imputed interest rate. If the stated interest rate is deemed to be other than a market rate or zero, a discount is recorded on the note receivable as a result of the difference between the stated and market rate and a corresponding intangible asset is recorded. The intangible asset is recognized in the financial statements as a contract right under development agreement and amortized as a reduction in revenue over the term of the agreement. Placement fees can be in the form of cash paid upfront or free lease periods and are accreted over the life of the contract and the expense is recorded as a reduction of revenue. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $1.5 million and $1.1 million for the three months ended June 30, 2019 and 2018, respectively, We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $2.8 million and $2.2 million for six months ended June 30, 2019 and 2018, respectively.

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

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 5. ACCRUED LIABILITIES
Accrued liabilities consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Salary and payroll tax accrual	$7,529	$13,393
Taxes payable	3,556	3,437
Current portion of operating lease liability	2,043	—
License fee obligation	1,000	1,000
Placement fees payable	10,316	2,490
Accrued other	8,890	6,339
Total accrued liabilities	$33,334	$26,659

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 6. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	June 30, 2019	December 31, 2018
First Lien Credit Facilities:
Term loans, interest at LIBOR or base rate plus 3.50% (5.94% at June 30, 2019), net of unamortized discount and deferred loan costs of $10.0 million and $10.9 million at June 30, 2019 and December 31, 2018, respectively.	$524,708	$526,461
Equipment long-term note payable and finance leases	1,641	1,422
Total debt	526,349	527,883
Less: Current portion	(6,036)	(5,959)
Long-term debt	$520,313	$521,924

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

As of June 30, 2019, we were in compliance with the required covenants of our debt instruments.

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

Upon the consummation of the IPO 170,712 shares of common stock were held by management. Pursuant to the Securityholders Agreement dated April 28, 2014 (the “Securityholders Agreement”), these shares were outstanding, but were not considered issued for accounting purposes as they contained a substantive performance condition, a “Qualified Public Offering”, as defined in the Securityholders Agreement, which had to be probable for the holders of these shares to benefit from their ownership. The IPO satisfied the substantive performance condition and as a result the shares and related proceeds of $1.3 million were reclassified from other long-term liabilities to additional paid-in capital and considered issued for accounting purposes. During the three and six months ended June 30, 2019 the Company recognized stock based compensation expense for stock options and restricted stock awards, which is further described in Note 11.

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

NOTE 8. WRITE-DOWNS AND OTHER CHARGES

The Condensed Consolidated Statements of Operations and Comprehensive Loss include various non-routine transactions, such as loss on disposal or impairment of long-lived assets and fair value adjustments to contingent consideration that have been classified as write-downs and other charges. During the three months ended June 30, 2019, the Company recognized $5.0 million in write-downs and other charges driven by the impairment of goodwill in our RMG Interactive reporting unit of $3.5 million as well as related impairments of intangible assets in the RMG Interacitive reporting unit of $1.3 million which impairments are described in Note 4. We also recorded losses from the disposal of assets of $0.1 million and the impairment to intangible assets of $0.1 million related to game titles (the Company used level 3 of observable inputs in conducting the impairment tests).

During the six months ended June 30, 2019, the Company recognized $6.1 million in write-downs and other charges driven by the impairment of goodwill in our RMG Interactive reporting unit of $3.5 million as well as related impairments of intangible assets in the RMG Interactive reporting unit of $1.3 million, which are described in Note 4. We also recorded losses from the disposal of assets of $0.4 million, a fair value adjustment to contingent consideration of $0.4 million (the Company used level 3 observable inputs in conducting the impairment test) and the impairment to intangible assets of $0.4 million related to game titles (the Company used level 3 of observable inputs in conducting the impairment tests).

During the three months ended June 30, 2018, the Company recognized $1.0 million in write-downs and other charges driven by losses from the disposal of assets of $0.7 million and impairment of development agreement intangible assets of $0.4 million (level 3 fair value measurement based on projected cash flows), offset by a $0.1 million fair value adjustment to contingent consideration (level 3 fair value measurement based on projected cash flows).

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

There were no potentially dilutive securities for the three and six months ended June 30, 2019.

Excluded from the calculation of diluted EPS for the three months ended June 30, 2019 was 708,921 restricted shares and 800,394 stock options, as such securities were anti-dilutive. Excluded from the calculation of diluted EPS for the six months ended June 30, 2019 was 565,117 restricted shares and 847,754 stock options, as such securities were anti-dilutive.

Excluded from the calculation of diluted EPS for the three months ended June 30, 2018 was 27,139 restricted shares and 882,175 stock options, as such securities were anti-dilutive. Excluded from the calculation of diluted EPS for the six months ended June 30, 2018 was 36,830 restricted shares and 757,228 stock options, as such securities were anti-dilutive.

NOTE 10. BENEFIT PLANS
The Company has established a 401(k) plan (the “401(k) Plan”) for its employees. The 401(k) Plan allows employees to contribute a portion of their earnings, and the Company may match a percentage of the contributions on a discretionary basis. The expense associated with the 401(k) Plan for the three months ended June 30, 2019 and 2018, was $0.3 million. The expense associated with the 401(k) Plan for the six months ended June 30, 2019 and 2018, was $0.7 million and $0.6 million, respectively.
The increase in the expense associated with the 401(k) Plan in each year is primarily attributable to increased headcount and participation.
On April 28, 2014, the board of directors of the Company approved the 2014 Long-Term Incentive Plan (“LTIP”). Under the LTIP, the Company is authorized to grant nonqualified stock options, rights to purchase Class B Shares, restricted stock, restricted stock units and other awards to be settled in, or based upon, Class B Shares to persons who are directors and employees of and consultants to the Company or any of its subsidiaries on the date of the grant. The LTIP will terminate ten years after approval by the board. Subject to adjustments in connection with certain changes in capitalization, the maximum number of shares of common stock that may be delivered pursuant to awards under the LTIP is 2,253,735 after giving effect to the 1.5543 - for - 1 stock split consummated on January 30, 2018 in connection with our initial public offering.  As of June 30, 2019, approximately 423,268 shares remain available for issuance.
On January 16, 2018, our board adopted and our stockholders approved the 2018 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) pursuant to which equity-based and cash incentives may be granted to participating employees, directors and consultants. The Omnibus Incentive Plan provides for an aggregate of 1,607,389 shares of our common stock. As of June 30, 2019, 778,677 shares remain available for issuance.

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

For the three months ended June 30, 2019, the Company recognized $0.3 million in stock-based compensation for stock options and $1.9 million for restricted stock awards. For the six months ended June 30, 2019, the Company recognized $0.5 million in stock-based compensation for stock options and $2.8 million for restricted stock awards. We recognize stock-based compensation on a straight-line basis over the vesting period for time based awards and we recognize the expense for awards with market conditions over the service period derived from the related valuation. The amount of unrecognized compensation expense associated with stock options was $1.3 million and for restricted stock was $14.2 million at June 30, 2019 which is expected to be recognized over the a 2.1 and 3.1 yearly weighted average period, respectively.

The Company calculates the grant date fair value of stock options that vest over a service period using the Black Scholes model. For stock options that contain a market condition related to the return on investment that the Company’s stockholders achieve, the options are valued using a lattice-based option valuation model. The assumptions used in these calculations are the expected dividend yield, expected volatility, risk-free interest rate and expected term (in years). Expected volatilities are based on implied volatilities from comparable companies. The expected time to liquidity is based on management’s estimate. The risk-free rate is based on the U.S. Treasury yield curve for a term equivalent to the estimated time to liquidity. There were no options granted during the three or six months ended June 30, 2019.

	Six months ended June 30,	Six months ended June 30,
	2019	2018
Option valuation assumptions:
Expected dividend yield	N/A	—%
Expected volatility	N/A	50%
Risk-free interest rate	N/A	2.71%
Expected term (in years)	N/A	6.3

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

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

As of June 30, 2019, the Company had 617,510 Performance Options outstanding, all of which have vested as the vesting provisions were achieved in October 2018.

A summary of the changes in stock options outstanding during the six months ended June 30, 2019, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2018	1,515,461	$9.11
Granted	—	—
Exercised	(60,341)	9.67
Canceled or forfeited	(10,298)	10.34
Options outstanding as of June 30, 2019	1,444,822	$9.07	6.0	$15,233
Exercisable as of June 30, 2019	1,185,743	$8.42	5.7	$13,141

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

A summary of the changes in restricted stock outstanding during the six months ended June 30, 2019, is as follows:

	Shares Outstanding	Grant Date Fair Value (per share)
Outstanding as of December 31, 2018	287,479	$29.26
Granted	449,299	$23.78
Vested	(28,475)	$14.52
Canceled or forfeited	(32,587)	$26.05
Restricted stock outstanding as of June 30, 2019	675,716	$26.38

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 12. INCOME TAXES

The Company's effective income tax rate for the three months ended June 30, 2019, was a benefit of 0.7%. The difference between the federal statutory rate of 21% and the Company's effective tax rate for the three months ended June 30, 2019, was primarily due to changes in our valuation allowance on deferred tax assets and impairment of goodwill. The Company's effective income tax rate for the three months ended June 30, 2018, was an expense of 409.3%. The difference between the federal statutory rate of 21% and the Company's effective tax rate for the three months ended June 30, 2018, was primarily due to changes in our valuation allowance on deferred tax assets and changes in the estimated forecast of pre-tax book income and loss for each respective jurisdiction.
The Company's effective income tax rate for the six months ended June 30, 2019, was a benefit of 43.9%. The difference between the federal statutory rate of 21% and the Company's effective tax rate for the six months ended June 30, 2019, was primarily due to changes in our valuation allowance on deferred tax assets, various permanent items, lapse in the applicable statute of limitations for certain uncertain tax positions and impairment of goodwill. The Company's effective income tax rate for the six months ended June 30, 2018, was a benefit of 26.7%. The difference between the federal statutory rate of 21% and the Company's effective tax rate for the six months ended June 30, 2018, was primarily due to changes in our valuation allowance on deferred tax assets and lapse in the applicable statute of limitations for certain uncertain tax positions.
The Company entered into an indemnification agreement with the prior owners of Cadillac Jack (acquired in May of 2015) whereby the prior owners have agreed to indemnify the Company for changes in tax positions by taxing authorities for periods prior to the acquisition. As of June 30, 2019, an indemnification receivable of $3.9 million has been recorded in other assets in the financial statements. This amount includes the indemnification of the original pre-acquisition tax positions along with any related accrued interest and penalties and is offset by a corresponding liability for unrecognized tax benefits in other long-term liabilities. When the related unrecognized tax benefits are favorably resolved, a corresponding charge to relieve the associated indemnification receivable would be recognized in our Consolidated Statements of Operations and Comprehensive Loss. During the three and six months ended June 30, 2019, the Company recognized a $0.1 million increase and $5.3 million reduction in the indemnification receivable and related charge in our Consolidated Statements of Operations and Comprehensive Loss due to accrued interest and lapse in the applicable statute of limitations on indemnified tax positions. During the three and six months ended June 30, 2018, the Company recognized a $0.2 million increase and $8.9 million reduction in the indemnification receivable and related charge in our Consolidated Statements of Operations and Comprehensive Loss primarily to lapse of statute on indemnified tax positions.

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

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following provides financial information concerning our reportable segments for the three and six months ended June 30, 2019 and 2018 (amounts in thousands):

	Three months ended June 30,		Six months ended June 30, 2019
	2019	2018	2019	2018
Revenues by segment
EGM	$70,978	$69,319	$140,633	$130,577
Table Products	2,420	1,792	4,576	3,462
Interactive	1,111	1,711	2,342	3,639
Total Revenues	$74,509	$72,822	$147,551	$137,678
Adjusted EBITDA by segment
EGM	35,541	36,867	72,263	71,171
Table Products	807	70	1,285	256
Interactive	(603)	(355)	(1,538)	(346)
Subtotal	35,745	36,582	72,010	71,081
Write-downs and other:
Loss on disposal of long lived assets	179	680	445	1,020
Impairment of long lived assets	4,857	425	5,207	995
Fair value adjustments to contingent consideration and other items	—	(100)	400	600
Depreciation and amortization	23,659	19,467	45,192	38,816
Accretion of placement fees(1)	1,532	1,122	2,803	2,206
Non-cash stock-based compensation expense	2,154	476	3,350	8,629
Acquisitions and integration related costs including restructuring and severance	394	1,231	2,463	2,410
Initial public offering costs and secondary offering	146	926	425	1,309
Legal and litigation expenses including settlement payments	3	834	3	834
Non-cash charge on capitalized installation and delivery	664	494	1,312	984
Other adjustments	162	3	67	16
Interest expense	9,560	8,873	18,434	19,297
Interest (income)	(31)	(21)	(70)	(73)
Loss on extinguishment and modification of debt	—	—	—	4,608
Other (income) expense	(46)	455	5,214	9,687
(Loss) Income before income taxes	$(7,488)	$1,717	$(13,235)	$(20,257)
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

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 15. LEASES
Operating Leases

We lease office space, warehouses and office equipment which we classify as operating leases. Operating leases with an initial term of 12 months or less and leases that include an option to terminate without material penalty are not recorded on the balance sheet. Most leases recorded on the balance sheet have an option to renew and do not have an option to terminate without a material penalty. We recognize lease expense for operating leases on a straight-line basis over the term of the lease. The exercise of the renewal options is at our sole discretion. For all our existing leases we are not reasonably certain we will exercise the renewal option. The depreciable life of assets and leasehold improvements are limited by the expected lease term. Our operating lease agreements do not contain any residual value guarantees or restrictive covenants. As most of our operating leases contracts do not provide an implicit rate, we use the First Lien Term Loan rate based on the information available at commencement date in determining the present value of lease payments. We used the First Lien Term Loan rate on December 31, 2018, for the initial measurement of all operating leases as of January 1, 2019 that commenced on or prior to that date.

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
For the six months ended June 30, 2019 and 2018, we did not have any lease agreements with variable lease costs and short-term lease costs, excluding expenses relating to leases with a lease term of one month or less were immaterial.
The following table discloses the operating and finance assets and liability balances recorded under ASC 842 as of June 30, 2019 and ASC 840 as of December 31, 2018:

		As of June 30, 2019	As of December 31, 2018
		(ASC 842)	(ASC 840)
Leases (in thousands)	Classification
Assets
Operating leases	Operating lease assets(a)	$11,908	N/A
Finance leases	Property and equipment, net(b)	1,673	1,344
Total leased assets, net		$13,581	$1,344

Liabilities
Current:
Operating leases	Accrued liabilities	$2,043	N/A
Finance leases	Current maturities of long-term debt	648	408
Non-current:
Operating leases	Operating lease liabilities, long-term	11,958	N/A
Finance leases	Long-term debt	993	851
Total lease liability		$15,642	$1,259

(a) Operating lease assets are recorded net of accumulated amortization of $0.7 million as of June 30, 2019.
(b) Finance lease assets are recorded net of accumulated amortization of $0.6 million and $0.4 million as of June 30, 2019 and December 31, 2018, respectively.

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The table below discloses the costs for operating and finance leases for three months ended June 30, 2019 and 2018:

		Three months ended June 30,		Six months ended June 30,
		2019	2018	2019	2018
		(ASC 842)	(ASC 840)	(ASC 842)	(ASC 840)
Operating lease costs (in thousands)	Classification
Operating lease cost - office building	Selling, general and administrative	$395	N/A	$789	N/A
Operating lease cost - R&D	Research and development	66	N/A	133	N/A
Operating lease cost - warehouses	Cost of gaming operations (a)	141	N/A	223	N/A

Finance lease cost
Depreciation of leased assets	Depreciation and amortization	142	99	257	196
Interest on lease liabilities	Interest expense	10	5	19	10
Total Lease Cost		$754	$104	$1,421	$206

The table below sets forth the maturity of the operating and financing leases liabilities for five years and thereafter under ASC 842:

	Operating Leases (a)	Financing Leases	Total
Maturity of lease liabilities (in thousands)
2019 (excluding six months ended, June 30, 2019)	$1,397	$329	$1,726
2020	2,794	640	3,434
2021	2,373	466	2,839
2022	1,842	230	2,072
2023	1,709	31	1,740
Thereafter	7,358	4	7,362
Total lease payments	$17,473	$1,700	$19,173
Less: interest	3,472	59	3,531
Present value of lease liabilities	$14,001	$1,641	$15,642

(a) Operating leases payments exclude $14.8 million of legally binding minimum lease payments for leases signed but not commenced as of June 30, 2019.

Future minimum lease payments under ASC 840 as of December 31, 2018 were as follows:

Total (in thousands)
For the year ended December 31,
2019	$2,817
2020	2,716
2021	2,212
2022	1,470
2023	1,121
Thereafter	5,260
Total	$15,596

PLAYAGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table sets forth the weighted average of the lease terms and discount rates for operating and finance leases as of June 30, 2019 and 2018.

	As of June 30, 2019	As of December 31, 2018
	(ASC 842)	(ASC 840)
Lease term and discount rate
Operating
Weighted average remaining lease term (years)	7.5	N/A
Weighted average discount rate	5.9%	N/A
Finance Leases
Weighted average remaining lease term (years)	2.4	2.7
Weighted average discount rate	2.5%	2.6%

Other Information

The table below discloses cash paid for the amounts included in the measurement of lease liabilities for the six months ended June 30, 2019 and 2018:

	Six months ended June30,
	2019	2018
	(ASC 842)	(ASC 840)
Cash paid for amounts included in the measurement of lease liabilities (in thousands)
Operating cash flows from operating leases	$1,145	N/A
Operating cash flows from finance leases	$19	$10
Financing cash flows from finance leases	$238	$186

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

Overview

We are a leading designer and supplier of EGMs and other products and services for the gaming industry. We operate our business in three distinct segments: EGMs, Table Products and Interactive. Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line. Founded in 2005, we historically focused on supplying EGMs, including slot machines, video bingo machines, and other electronic gaming devices, to the Native American gaming market. Since 2014, we have expanded our product line-up to include: (i) Class III EGMs for commercial and Native American casinos permitted to operate Class III EGMs, (ii) table game products and (iii) interactive products, all of which we believe provide us with growth opportunities as we expand in markets where we currently have limited or no presence. Our expansion into Class III and ancillary product offerings has driven our strong growth and momentum in revenue, EGM adjusted EBITDA and our installed base. For the period ended June 30, 2019, approximately 72% of our total revenue was generated through recurring contracted lease agreements whereby we place EGMs and table game products at our customers’ gaming facilities under either a revenue sharing agreement (we receive a percentage of the revenues that these products generate) or fee-per-day agreement (we receive a daily or monthly fixed fee per EGM or table game product), or recurring revenue from our Interactive gaming operations.

EGM Segment

EGMs constitute our largest segment, representing 95% of our revenue for three months ended June 30, 2019. We have a library over 380 proprietary game titles that we deliver on several state-of-the-art EGM cabinets, including ICON and Orion Upright (our core cabinets), Orion Portrait (our premium cabinet) and Orion Slant (our core plus cabinets) and Big Red/Colossal Diamonds (our specialty large-format jumbo cabinet). Our cabinets and game titles are consistently named among the top-performing premium leased games in the industry. We also have developed a new Latin-style bingo cabinet called Alora, which we plan to use in select international markets, including Mexico, the Philippines, and potentially Brazil.

We have increased our installed base of EGMs every year from 2005 through the period ended June 30, 2019, and as of June 30, 2019, our total EGM installed base comprised of 27,017 units (18,421 domestic and 8,596 international). We remain highly focused on continuing to expand our installed base of leased EGMs in markets that we currently serve as well as new jurisdictions where we do not presently have any EGMs installed. Since our founding, we have made significant progress in expanding the number of markets where we are licensed to sell or lease our EGMs. In 2005, we were licensed in three states (five total licenses) and currently we are licensed in 40 U.S. states and eight foreign countries (approximately 281 total licenses). We believe we are positioned to gain significant market share over the next several years.

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

Table Products

In addition to our existing portfolio of EGMs, we also offer our customers more than 40 unique table product offerings, including live felt table games, side bet offerings, progressives, signage, and other ancillary table game equipment. Our table products are designed to enhance the table games section of the casino floor (commonly known as “the pit”). Over the past 10 years, there has been a trend of introducing side bets on blackjack tables to increase the game’s overall hold. Our table products segment offers a full suite of side bets and specialty table games that capitalize on this trend, and we believe that this segment will serve as an important growth engine for our company, including by generating further cross-selling opportunities with our EGM offerings. As of June 30, 2019, we had an installed base of 3,380 table products domestically and internationally and we believe we are presently a leading supplier of table products to the gaming industry based on number of products placed.

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

•	general macro-economic factors, including levels of and changes to consumer disposable income and personal consumption spending; and
•tariff increases.

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

Results of Operations

Three Months Ended June 30, 2019 compared to the Three Months Ended June 30, 2018

The following tables set forth certain selected condensed consolidated financial data for the three months ended June 30, 2019 and 2018 (in thousands):

	Three months ended June 30,		$	%
	2019	2018	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$53,593	$52,554	$1,039	2.0%
Equipment sales	20,916	20,268	648	3.2%
Total revenues	74,509	72,822	1,687	2.3%
Operating expenses
Cost of gaming operations	10,932	9,710	1,222	12.6%
Cost of equipment sales	9,903	9,411	492	5.2%
Selling, general and administrative	14,605	15,350	(745)	(4.9)%
Research and development	8,379	6,855	1,524	22.2%
Write-downs and other charges	5,036	1,005	4,031	401.1%
Depreciation and amortization	23,659	19,467	4,192	21.5%
Total operating expenses	72,514	61,798	10,716	17.3%
Income from operations	1,995	11,024	(9,029)	(81.9)%
Other expense (income)
Interest expense	9,560	8,873	687	7.7%
Interest income	(31)	(21)	(10)	47.6%
Other (income) expense	(46)	455	(501)	(110.1)%
(Loss) income before income taxes	(7,488)	1,717	(9,205)	(536.1)%
Income tax benefit (expense)	52	(7,027)	7,079	(100.7)%
Net loss	(7,436)	(5,310)	(2,126)	40.0%
Less: Net income attributable to non-controlling interests	(121)	—	(121)	(100.0)%
Net loss attributable to PlayAGS, Inc.	$(7,557)	$(5,310)	$(2,247)	42.3%
Revenues

Gaming Operations. The increase in gaming operations revenue was primarily due to the increase in our EGM installed base by 1,774 domestic units, which is primarily attributable to the purchase of approximately 2,500 EGMs from Integrity in February 2019, as described in Item 1 “Financial Statements” Note 2 to our condensed consolidated financial statements. The increase is also attributable to the continued success of our ICON cabinet and the popularity of our Orion Portrait cabinet that have increased our installed base, offset by the strategic removal of approximately 500 EGMs in the prior year at one casino as well as the sale of 700 previously leased VLT EGMs. In addition, the increase is also attributed to the increase of 720 international EGM units, due to the expansion of our market share in under serviced markets within Mexico. Additionally, Table Products gaming operations revenue increased $0.6 million, which is attributable to the increase in the Table Products installed base to 3,380 units compared to 2,737 units in the prior year period. These increases were offset by a $0.6 million decrease in our Interactive segment primarily related to a decrease of B2C social revenues.

Equipment Sales. The increase in equipment sales is due to the sale of 1,181 EGM units in the three months ended June 30, 2019, compared to 1,058 EGM units in the prior year period. The increase in the number of units sold is primarily attributable to the success of our new Orion Portrait cabinet and our growth in the Class III market as well as the continued success of our ICON and Orion Slant cabinet. The increase in equipment sales was offset by a $550, or 2.9% decrease in the domestic average sales price compared to the prior year period.

Operating Expenses

Cost of gaming operations. The increase in costs of gaming operations was the result of increased service costs on our increased installed base of 27,017 EGM units compared to 24,523 units in the prior year period, as well as increased table games installed base that increased 23.5% compared to the prior year period. As a percentage of gaming operations revenue, costs of gaming operations was 20.4% for the three months ended June 30, 2019 compared to 18.5% for the prior year period.

Cost of Equipment Sales. The increase in cost of equipment sales is attributable to the increase of 1,181 EGM units sold for the three months ended June 30, 2019 compared to 1,058 units sold in prior year period. As a percentage of equipment sales revenue, costs of equipment sales was 47.3% for the three months ended June 30, 2019 compared to 46.4% for the prior year period.

Selling, general and administrative. The decrease in selling, general and administrative expenses is primarily due to a decrease in professional fees of $2.2 million as the prior year included costs associated with the acquisition of AGS iGaming and secondary equity offerings.
The decrease was offset by increases in stock-based compensation of $1.0 million and salaries and benefits of $0.7 million.

Research and development. The increase in research and development expenses is primarily due to increased stock-based compensation of $0.6 million, increased development costs of $0.6 million and increased salary and benefit costs of $0.4 million due to higher headcount.

Write-downs and other charges. The Condensed Consolidated Statements of Operations and Comprehensive Loss include various non-routine transactions, such as loss on disposal or impairment of long-lived assets and fair value adjustments to contingent consideration that have been classified as write-downs and other charges. During the three months ended June 30, 2019, the Company recognized $5.0 million in write-downs and other charges driven by the impairment of goodwill in our RMG Interactive reporting unit of $3.5 million as well as related impairments of intangible assets in the RMG Interacitive reporting unit of $1.3 million, which are described in Item 1. “Financial Statements” Note 4. We also recorded losses from the disposal of assets of $0.1 million and the impairment to intangible assets of $0.1 million related to game titles (the Company used level 3 of observable inputs in conducting the impairment tests).

During the three months ended June 30, 2018, the Company recognized $1.0 million in write-downs and other charges driven by losses from the disposal of assets of $0.7 million and impairment of development agreement intangible assets of $0.4 million (level 3 fair value measurement based on projected cash flows), and offset by a $0.1 million fair value adjustment to contingent consideration (level 3 fair value measurement based on projected cash flows).

Due to the changing nature of our write-downs and other charges, we describe the composition of the balances as opposed to providing a year over year comparison.

Depreciation and amortization. The increase was predominantly due to a $3.6 million increase in depreciation expense driven by an increased installed base and an increase in amortization expense of $0.6 million related to intangible assets being placed into service.

Other Expense (Income), net

Interest expense. The increase in interest expense is predominantly attributable to an increase in the principal amounts outstanding under the first lien credit facilities as of June 30, 2019, compared to the amounts outstanding at June 30, 2018.

Other (income) expense. The decrease is predominantly attributed to the effect of foreign currency fluctuation on trade payables and receivables denominated in foreign currencies.

Income Taxes

The Company's effective income tax rate for the three months ended June 30, 2019, was a benefit of 0.7%. The difference between the federal statutory rate of 21% and the Company's effective tax rate for the three months ended June 30, 2019, was primarily due to changes in our valuation allowance on deferred tax assets and impairment of goodwill. The Company's effective income tax rate for the three months ended June 30, 2018, was an expense of 409.3%. The difference between the federal statutory rate of 21% and the Company's effective tax rate for the three months ended June 30, 2018, was primarily due to changes in our valuation allowance on deferred tax assets and changes in the estimated forecast of pre-tax book income and loss for each respective jurisdiction.

Six Months Ended June 30, 2019 compared to the Six Months Ended June 30, 2018

The following tables set forth certain selected condensed consolidated financial data for the Six months ended June 30, 2019 and 2018 (in thousands):

	Six months ended June 30,		$	%
	2019	2018	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$106,454	$102,186	$4,268	4.2%
Equipment sales	41,097	35,492	5,605	15.8%
Total revenues	147,551	137,678	9,873	7.2%
Operating expenses
Cost of gaming operations	20,551	18,568	1,983	10.7%
Cost of equipment sales	19,427	16,810	2,617	15.6%
Selling, general and administrative	29,482	32,127	(2,645)	(8.2)%
Research and development	16,504	15,480	1,024	6.6%
Write-downs and other charges	6,052	2,615	3,437	131.4%
Depreciation and amortization	45,192	38,816	6,376	16.4%
Total operating expenses	137,208	124,416	12,792	10.3%
Income from operations	10,343	13,262	(2,919)	(22.0)%
Other expense (income)
Interest expense	18,434	19,297	(863)	(4.5)%
Interest income	(70)	(73)	3	(4.1)%
Loss on extinguishment and modification of debt	—	4,608	(4,608)	(100.0)%
Other expense	5,214	9,687	(4,473)	(46.2)%
Loss before income taxes	(13,235)	(20,257)	7,022	(34.7)%
Income tax benefit	5,810	5,409	401	7.4%
Net loss	(7,425)	(14,848)	7,423	(50.0)%
Less: Net income attributable to non-controlling interests	(214)	—	(214)	(100.0)%
Net loss attributable to PlayAGS, Inc.	$(7,639)	$(14,848)	$7,209	(48.6)%
Revenues

Gaming Operations. The increase in gaming operations revenue was primarily due to the increase in our EGM installed base by 1,774 domestic units, which is primarily attributable to the purchase of approximately 2,500 EGMs from Integrity in February 2019, as described in Item 1 “Financial Statements” Note 2 to our condensed consolidated financial statements. The increase is also attributable to the continued success of our ICON cabinet and the popularity of our Orion Portrait cabinet that have increased our installed base, offset by the strategic removal of approximately 500 EGMs in the prior year at one casino as well as the sale of 700 of previously leased VLT EGMs. In addition, the increase is also attributed to the increase of 720 international EGM units, due to the expansion of our market share in under serviced markets within Mexico. Additionally, Table Products gaming operations revenue increased $1.1 million which is attributable to the increase in the Table Products installed base to 3,380 units compared to 2,737 units in the prior year period. These increases were offset by a $1.3 million decrease in our Interactive segment primarily related to a decrease of B2C social revenues.

Equipment Sales. The increase in equipment sales revenue is due to the sale of 2,205 EGM units in the six months ended June, 2019, compared to 1,896 EGM units in the prior year period. The increase in the number of units sold is primarily attributable to the success of our new Orion Portrait cabinet and our growth in the Class III market as well as the continued success of our ICON and Orion Slant cabinet. The increase in equipment sales was further increased by a 0.7% increase in the domestic average sales price compared to the prior year period.

Operating Expenses

Cost of gaming operations. The increase in costs of gaming operations was the result of increased service costs on our increased installed base of 27,017 EGM units compared to 24,523 units in the prior year period, as well as increased table games installed base that increased 23.5% compared to the prior year period. As a percentage of gaming operations revenue, costs of gaming operations was 19.3% for the six months ended June 30, 2019 compared to 18.2% for the prior year period.

Cost of Equipment Sales. The increase in cost of equipment sales is attributable to the increase of 2,205 EGM units sold for the six months ended June 30, 2019 compared to 1,896 units sold in prior year period. As a percentage of equipment sales revenue, costs of equipment sales was 47.3% for the six months ended June 30, 2019 compared to 47.4% for the prior year period.

Selling, general and administrative. The decrease in selling, general and administrative expenses is primarily due to the decrease of stock-based compensation expense in the amount of $4.6 million due to the initial charge of $6.2 million recorded in the first quarter of 2018 in connection with the IPO, decreased sales and marketing expenses of $0.8 million primarily related to our reduction of user acquisition spending in our Interactive business and decreased professional fees of $0.5 million due primarily to fees related to the acquisition of AGS iGaming in the prior year, offset by professional fees related to the acquisition of Integrity in the current year. These decreases were offset by increased salary and benefit costs of $2.3 million due to higher headcount and increase in property taxes of $0.6 million.

Research and development. The increase in research and development costs is primarily due to an increase in salaries and benefit costs due to higher headcount of $1.1 million and occupancy and development costs of $0.2 million. The increase was offset by a decrease of $0.7 million of stock-based compensation expense (due to an initial charge of $1.6 million recorded in the first quarter of 2018 in connection with the IPO).

Write-downs and other charges. During the six months ended June 30, 2019, the Company recognized $6.1 million in write-downs and other charges driven by the impairment of goodwill in our RMG Interactive reporting unit of $3.5 million as well as related impairments of intangible assets in the RMG Interactive reporting unit of $1.3 million, which are described in Item 1. “Financial Statements” Note 4. We also recorded losses from the disposal of assets of $0.4 million, a fair value adjustment to contingent consideration of $0.4 million (the Company used level 3 observable inputs in conducting the impairment test) and the impairment to intangible assets of $0.4 million related to game titles (the Company used level 3 of observable inputs in conducting the impairment tests).

During the six months ended June 30, 2018, the Company recognized $2.6 million in write-downs and other charges driven by losses from the disposal of assets of $1.0 million, the impairment to intangible assets of $1.0 million related to game titles and a development agreement (the Company used level 3 of observable inputs in conducting the impairment tests) and a fair value adjustment to contingent consideration of $0.6 million (the Company used level 3 fair value measurements based on projected cash flows).

Due to the changing nature of our write-downs and other charges, we describe the composition of the balances as opposed to providing a year over year comparison.

Depreciation and amortization. The increase was predominantly due to a $6.3 million increase in depreciation expense driven by an increased installed base and an increase in amortization expense of $0.1 million due to intangible assets being placed into service.

Other Expense (Income), net

Interest expense. The decrease in interest expense is predominantly attributed to the redemption of our 11.25% senior secured PIK notes as well as the further decrease in the interest rate on our first lien credit facilities we obtained on February 7, 2018 and October 5, 2018. See Item 1. “Financial Statements” Note 6 for a detailed discussion regarding long-term debt. These decreases were partially offset by an increase in the principal amounts outstanding under the first lien credit facilities as of June 30, 2019, compared to the amount outstanding at June 30, 2018.

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

Income Taxes

The Company's effective income tax rate for the six months ended June 30, 2019, was a benefit of 43.9%. The difference between the federal statutory rate of 21% and the Company's effective tax rate for the six months ended June 30, 2019, was primarily due to changes in our valuation allowance on deferred tax assets, various permanent items, lapse in the applicable statute of limitations for certain uncertain tax positions and impairment of goodwill. The Company's effective income tax rate for the six months ended June 30, 2018, was a benefit of 26.7%. The difference between the federal statutory rate of 21% and the Company's effective tax rate for the six months ended June 30, 2018, was primarily due to changes in our valuation allowance on deferred tax assets and lapse in the applicable statute of limitations for certain uncertain tax positions.

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

We believe that the presentation of each of the Adjusted Expenses is appropriate to provide additional information to investors about certain non-cash items that vary greatly and are difficult to predict. These Adjusted Expenses take into account non-cash stock compensation expense, acquisitions and integration related costs including restructuring and severance, initial and secondary public offering costs, legal and litigation expenses including settlement payments, new jurisdictions and regulatory licensing costs, non-cash charges on capitalized installation and delivery, non-cash charges and loss on disposition of assets and other adjustments. Further, we believe each of the Adjusted Expenses provides a meaningful measure of our expenses because we use it for evaluating our business performance, making budgeting decisions, and comparing our performance against that of other peer companies using similar measures. It also provides management and investors with additional information to estimate our value.

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

The tables below present each of the Adjusted Expenses and include a reconciliation to the nearest GAAP measure.

Electronic Gaming Machines

Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018

	Three months ended June 30,		$	%
(amounts in thousands except unit data)	2019	2018	Change	Change
EGM segment revenues:
Gaming operations	$50,161	$49,150	$1,011	2.1%
Equipment sales	20,817	20,169	648	3.2%
Total EGM revenues	$70,978	$69,319	$1,659	2.4%

EGM segment expenses and adjusted expenses:
Cost of gaming operations(1)	10,201	8,649	1,552	17.9%
Less: Adjustments(2)	585	501	84	16.8%
Adjusted cost of gaming operations	9,616	8,148	1,468	18.0%

Cost of equipment sales	9,868	9,389	479	5.1%

Selling, general and administrative	13,088	13,817	(729)	(5.3)%
Less: Adjustments(3)	1,742	3,236	(1,494)	(46.2)%
Adjusted cost of selling, general and administrative	11,346	10,581	765	7.2%

Research and development	6,873	5,671	1,202	21.2%
Less: Adjustments(4)	734	215	519	241.4%
Adjusted cost of research and development	6,139	5,456	683	12.5%

Accretion of placement fees	1,532	1,122	410	36.5%

EGM adjusted EBITDA	$35,541	$36,867	$(1,326)	(3.6)%

EGM unit information:
VLT	517	1,217	(700)	(57.5)%
Class II	12,154	12,206	(52)	(0.4)%
Class III	5,750	3,224	2,526	78.3%
Domestic installed base, end of period	18,421	16,647	1,774	10.7%
International base, end of period	8,596	7,876	720	9.1%
Total installed base, end of period	27,017	24,523	2,494	10.2%

Domestic revenue per day	$26.16	$27.79	$(1.63)	(5.9)%
International revenue per day	$8.22	$8.80	$(0.58)	(6.6)%
Total revenue per day	$20.49	$21.77	$(1.28)	(5.9)%

Domestic EGM units Sold	1,053	1,058	(5)	(0.5)%
Total EGM units Sold	1,181	1,058	123	11.6%
Domestic average sales price	$18,178	$18,728	$(550)	(2.9)%

(1) Exclusive of depreciation and amortization.
(2) Adjustments to cost of gaming operation include non-cash stock compensation expense, non-cash charges on capitalized installation and delivery and other adjustments.
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

Gaming Operations Revenue

The increase in gaming operations revenue was primarily due to the increase in our EGM installed base of 1,774 domestic units, which is primarily attributable to the purchase of approximately 2,500 EGMs from Integrity in February 2019, as described in Item 1. “Financial Statements” Note 2 to our condensed consolidated financial statements. The increase is also attributable to the continued success of our ICON cabinet and the popularity of our Orion Portrait cabinet that have increased our installed base, offset by the strategic removal of approximately 500 EGMs in the prior year at one casino as well as the sale of 700 units of previously leased VLT EGMs. In addition, the increase is also attributed to the increase of 720 international EGM units, due to the expansion of our market share in under serviced markets within Mexico. These increases were offset by a decrease in total revenue per day, which was caused by various factors, such as new installations in markets with lower revenue per day, as well as the inclusion of EGMs from Integrity, which historically generated revenue per day lower than the Company’s average.

Equipment Sales

The increase in equipment sales is due to the sale of 1,181 EGM units in the three months ended June, 2019, compared to 1,058 EGM units in the prior year period. The increase in the number of units sold is primarily attributable to the success of our new Orion Portrait cabinet and our growth in the Class III market as well as the continued success of our ICON and Orion Slant cabinet. The increase in equipment sales was offset by a $550, or 2.9% decrease in the domestic average sales price compared to the prior year period.

EGM Adjusted EBITDA

EGM adjusted EBITDA includes the revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write-downs and other charges, accretion of placement fees, as well as other costs. See Item 1. “Financial Statements” Note 14 for further explanation of adjustments. The decrease in EGM adjusted EBITDA is attributable to the increases in revenue described above offset by increased adjusted costs of gaming operations due to an increased installed base compared to the prior period, increased selling, general and administrative expenses and research and development expenses driven by the increase in salaries and benefit costs due to increased headcount and other operating expenses. The increase in revenue was further offset by increased cost of equipment sales due to higher sales volume compared to the prior period. EGM adjusted EBITDA margin was 50.1% and 53.2% for the three months ended June 30, 2019 and 2018, respectively. The decrease in adjusted EBITDA margin is attributable to the increased proportion of equipment sales as part of total revenues, increased service costs and increased operating costs.

Electronic Gaming Machines

Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018

	Six months ended June 30,		$	%
(amounts in thousands except unit data)	2019	2018	Change	Change
EGM segment revenues:
Gaming operations	$99,661	$95,192	$4,469	4.7%
Equipment sales	40,972	35,385	5,587	15.8%
Total EGM revenues	$140,633	$130,577	$10,056	7.7%

EGM segment expenses and adjusted expenses:
Cost of gaming operations(1)	18,835	16,537	2,298	13.9%
Less: Adjustments(2)	1,172	1,018	154	15.1%
Adjusted cost of gaming operations	17,663	15,519	2,144	13.8%

Cost of equipment sales	19,374	16,788	2,586	15.4%

Selling, general and administrative	26,293	28,777	(2,484)	(8.6)%
Less: Adjustments(3)	4,457	10,159	(5,702)	(56.1)%
Adjusted cost of selling, general and administrative	21,836	18,618	3,218	17.3%

Research and development	13,478	12,759	719	5.6%
Less: Adjustments(4)	1,178	2,072	(894)	(43.1)%
Adjusted cost of research and development	12,300	10,687	1,613	15.1%

Accretion of placement fees	2,803	2,206	597	27.1%

EGM adjusted EBITDA	$72,263	$71,171	$1,092	1.5%

EGM unit information:
VLT	517	1,217	(700)	(57.5)%
Class II	12,154	12,206	(52)	(0.4)%
Class III	5,750	3,224	2,526	78.3%
Domestic installed base, end of period	18,421	16,647	1,774	10.7%
International base, end of period	8,596	7,876	720	9.1%
Total installed base, end of period	27,017	24,523	2,494	10.2%

Domestic revenue per day	$26.29	$27.26	$(0.97)	(3.6)%
International revenue per day	$8.46	$8.54	$(0.08)	(0.9)%
Total revenue per day	$20.61	$21.36	$(0.75)	(3.5)%

Domestic EGM units sold	2,077	1,850	227	12.3%
Total EGM units sold	2,205	1,896	309	16.3%
Domestic average sales price	$18,454	$18,319	$135	0.7%

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

Gaming Operations Revenue

The increase in gaming operations revenue was primarily due to the increase in our EGM installed base of 1,774 domestic units, which is primarily attributable to the purchase of approximately 2,500 EGMs from Integrity in February 2019, as described in as described in Item 1. “Financial Statements” Note 2 to our condensed consolidated financial statements. The increase is also attributable to the continued success of our ICON cabinet and the popularity of our Orion Portrait cabinet that have that have increased our installed base, offset by the strategic removal of approximately 500 EGMs in the prior year at one casino as well as the sale of 700 units of previously leased VLT EGMs. In addition, the increase is also attributed to the increase of 720 international EGM units, due to the expansion of our market share in under serviced markets within Mexico. These increases were offset by a decrease in total revenue per day, which was caused by various factors, such as new installations in markets with lower revenue per day, as well as the inclusion of EGMs from Integrity, which historically generated revenue per day lower than the Company’s average.

Equipment Sales

The increase in equipment sales is due to the sale of 2,205 EGM units in the six months ended June, 2019, compared to 1,896 EGM units in the prior year period. The increase in the number of units sold is primarily attributable to the success of our new Orion Portrait cabinet and our growth in the Class III market as well as the continued success of our ICON and Orion Slant cabinet. The increase in equipment sales revenue was further increased by a 0.7% increase in the domestic average sales price compared to the prior year period.

EGM Adjusted EBITDA

EGM adjusted EBITDA includes the revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write-downs and other charges, accretion of placement fees, as well as other costs. See Item 1. “Financial Statements” Note 14 for further explanation of adjustments. The increase in EGM adjusted EBITDA is attributable to the increases in revenue described above offset by increased adjusted costs of gaming operations due to an increased installed base compared to the prior period, increased selling, general and administrative expenses and research and development expenses driven by the increase in salaries and benefit costs due to increased headcount and other operating expenses. The increase in revenue was further offset by increased cost of equipment sales due to higher sales volume compared to the prior period. EGM adjusted EBITDA margin was 51.4% and 54.5% for the six months ended June 30, 2019 and 2018, respectively. The decrease in adjusted EBITDA margin is attributable to the increased proportion of equipment sales as part of total revenues, increased service costs and increased operating costs.

Table Products

Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018

	Three Months Ended June 30,		$	%
(amounts in thousands except unit data)	2019	2018	Change	Change
Table Products segment revenues:
Gaming operations	$2,321	$1,693	$628	37.1%
Equipment sales	99	99	—	—%
Total Table Products revenues	$2,420	$1,792	$628	35.0%

Table Products segment expenses and adjusted expenses:
Cost of gaming operations(1)	355	612	(257)	(42.0)%
Less: Adjustments(2)	123	—	123	100.0%
Adjusted cost of gaming operations	232	612	(380)	(62.1)%

Cost of equipment sales	35	22	13	59.1%

Selling, general and administrative	537	545	(8)	(1.5)%
Less: Adjustments(3)	42	4	38	950.0%
Adjusted cost of selling, general and administrative	495	541	(46)	(8.5)%

Research and development	889	552	337	61.1%
Less: Adjustments(4)	38	5	33	660.0%
Adjusted cost of research and development	851	547	304	55.6%

Table Products adjusted EBITDA	$807	$70	$737	1,052.9%

Table Products unit information:
Table products installed base, end of period	3,380	2,737	643	23.5%
Average monthly lease price	$230	$213	$17	8.0%

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

Gaming Operations Revenue

The increase in Table Products gaming operations revenue is attributable to the increase in the Table Products installed base to 3,380 units compared to 2,737 units in the prior year period. The continued success of side bets, most notably Buster Blackjack and our progressive Bonus Spin, Super 4 and Royal 9, are the primary drivers of the increase in the Table Products revenue and installed base compared to the prior year period.

Tables Products Adjusted EBITDA

Table Products adjusted EBITDA includes the revenues and operating expenses from the Table Products segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 14 for further explanation of adjustments. The increase in Table Products adjusted EBITDA is attributable to the increases in revenue described above and to decreased adjusted cost of gaming operations primarily due to conversions of progressive games from third party hardware to our new STAX progressive. Additionally, the increase in revenue was further offset by the increase in research and development costs due to higher headcount and new development expenses.

Table Products

Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018

	Six Months Ended June 30,		$	%
(amounts in thousands except unit data)	2019	2018	Change	Change
Table Products segment revenues:
Gaming operations	$4,451	$3,355	$1,096	32.7%
Equipment sales	125	107	18	16.8%
Total Table Products revenues	$4,576	$3,462	1,114	32.2%

Table Products segment expenses and adjusted expenses:
Cost of gaming operations(1)	950	1,045	(95)	(9.1)%
Less: Adjustments(2)	207	—	207	100.0%
Adjusted cost of gaming operations	743	1,045	(302)	(28.9)%

Cost of equipment sales	53	22	31	140.9%

Selling, general and administrative	1,076	1,307	(231)	(17.7)%
Less: Adjustments(3)	65	380	(315)	(82.9)%
Adjusted cost of selling, general and administrative	1,011	927	84	9.1%

Research and development	1,545	1,659	(114)	(6.9)%
Less: Adjustments(4)	61	447	(386)	(86.4)%
Adjusted cost of research and development	1,484	1,212	272	22.4%

Table Products adjusted EBITDA	$1,285	$256	$1,029	402.0%

Table Products unit information:
Table products installed base, end of period	3,380	2,737	643	23.5%
Average monthly lease price	$223	$216	$7	3.2%

(1) Exclusive of depreciation and amortization.
(2) Adjustments to cost of gaming operation include non-cash stock compensation expense, non-cash charges on capitalized installation and delivery and other adjustments.
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

Gaming Operations Revenue

The increase in Table Products gaming operations revenue is attributable to the increase in the Table Products installed base to 3,380 units compared to 2,737 units in the prior year period. The continued success of side bets, most notably Buster Blackjack and our progressive Bonus Spin, Super 4 and Royal 9 are the primary drivers of the increase in the Table Products revenue and installed base compared to the prior year period.

Tables Products Adjusted EBITDA

Table Products adjusted EBITDA includes the revenues and operating expenses from the Table Products segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 14 for further explanation of adjustments. The increase in Table Products adjusted EBITDA is attributable to the increases in revenue described above and decreased adjusted cost of gaming operations primarily due to conversions of progressive games from third party hardware to our new STAX progressive, offset by the increase in research and development costs and adjusted selling, general and administrative costs due to higher headcount and new product development expenses.

Interactive

Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018

	Three months ended June 30,		$	%
(amounts in thousands except unit data)	2019	2018	Change	Change
Interactive segment revenue:
Gaming operations	$1,111	$1,711	$(600)	(35.1)%
Total Interactive revenue	$1,111	$1,711	$(600)	(35.1)%

Interactive segment expenses and adjusted expenses:
Cost of gaming operations(1)	376	449	(73)	(16.3)%

Selling, general and administrative	980	988	(8)	(0.8)%
Less: Adjustments(2)	208	3	205	6,833.3%
Adjusted cost of selling, general and administrative	772	985	(213)	(21.6)%

Research and development	617	632	(15)	(2.4)%
Less: Adjustments(3)	51	—	51	100.0%
Adjusted cost of research and development	566	632	(66)	(10.4)%

Interactive adjusted EBITDA	$(603)	$(355)	$(248)	(69.9)%

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

Gaming Operations Revenue

Because of our optimization strategy, interactive gaming operations revenue decreased compared to the prior year period due to the decrease in our social gaming revenues. These decreases were offset by an increase of $0.2 million in RMG revenue in the current period from our acquisition of AGS iGaming. We have launched our land-based content on the AGS iGaming platform in the quarter and we expect that this revenue will contribute to the growth of revenue in this product segment in future quarters.

Interactive Adjusted EBITDA

Interactive adjusted EBITDA includes the revenues and operating expenses from the Interactive segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 14 for further explanation of adjustments. The decrease in interactive adjusted EBITDA is attributable to a decrease in revenues, as described above, as well as approximately $0.4 million of additional operating costs incurred by AGS iGaming offset by a decrease in user acquisition fees.

Interactive

Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018

	Six months ended June 30,		$	%
(amounts in thousands except unit data)	2019	2018	Change	Change
Interactive segment revenue:
Gaming operations	$2,342	$3,639	$(1,297)	(35.6)%
Total Interactive revenue	$2,342	$3,639	$(1,297)	(35.6)%

Interactive segment expenses and adjusted expenses:
Cost of gaming operations(1)	766	986	(220)	(22.3)%

Selling, general and administrative	2,113	2,043	70	3.4%
Less: Adjustments(2)	396	106	290	273.6%
Adjusted cost of selling, general and administrative	1,717	1,937	(220)	(11.4)%

Research and development	1,481	1,062	419	39.5%
Less: Adjustments(3)	84	—	84	100.0%
Adjusted cost of research and development	1,397	1,062	335	31.5%

Interactive adjusted EBITDA	$(1,538)	$(346)	$(1,192)	(344.5)%

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

Gaming Operations Revenue

Because of our optimization strategy, interactive gaming operations revenue decreased compared to the prior year period due to the decrease in our social gaming revenues. These decreases were offset by an increase of $0.4 million in RMG revenue in the current period from our acquisition of AGS iGaming. We have launched our land-based content on the AGS iGaming platform in the quarter and we expect that this revenue will contribute to the growth of revenue in this product segment in future quarters.

Interactive Adjusted EBITDA

Interactive adjusted EBITDA includes the revenues and operating expenses from the Interactive segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 14 for further explanation of adjustments. The decrease in interactive adjusted EBITDA is attributable to a decrease in revenues, as described above, as well as approximately $1.4 million of additional operating costs incurred by AGS iGaming offset by a decrease in user acquisition fees.

Total Adjusted EBITDA

The following tables provide reconciliations of segment financial information to our consolidated statement of operations and to total adjusted EBITDA. We have included revenues, operating expenses and other adjustments by segment which we believe are important to understanding the operating results of our segment (amounts in thousands):

	Three months ended June 30, 2019
	EGM	Table Products	Interactive	Total
Revenues
Gaming operations	$50,161	$2,321	$1,111	$53,593
Equipment sales	20,817	99	—	20,916
Total revenues	70,978	2,420	1,111	74,509
Cost of gaming operations(1)	10,201	355	376	10,932
Cost of equipment sales(1)	9,868	35	—	9,903
Selling, general and administrative	13,088	537	980	14,605
Research and development	6,873	889	617	8,379
Write-downs and other charges	227	—	4,809	5,036
Depreciation and amortization	22,517	891	251	23,659
Total operating expenses	62,774	2,707	7,033	72,514

Write-downs and other
Loss on disposal of long lived assets	179	—	—	179
Impairment of long lived assets	48	—	4,809	4,857
Fair value adjustments to contingent consideration and other items	—	—	—	—
Depreciation and amortization	22,517	891	251	23,659
Accretion of placement fees(2)	1,532	—	—	1,532
Non-cash stock-based compensation expense(3)	2,010	81	63	2,154
Acquisitions and integration related costs including restructuring and severance(4)	197	—	197	394
Initial public offering and secondary offering(5)	146	—	—	146
Legal and litigation expenses including settlement payments(6)	4	—	(1)	3
Non-cash charge on capitalized installation and delivery(8)	542	122	—	664
Other adjustments(9)	162	—	—	162
Adjusted EBITDA	$35,541	$807	$(603)	$35,745
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

	Three months ended June 30, 2018
	EGM	Table Products	Interactive	Total
Revenues
Gaming operations	$49,150	$1,693	$1,711	$52,554
Equipment sales	20,169	99	—	20,268
Total revenues	69,319	1,792	1,711	72,822
Cost of gaming operations(1)	8,649	612	449	9,710
Cost of equipment sales(1)	9,389	22	—	9,411
Selling, general and administrative	13,817	545	988	15,350
Research and development	5,671	552	632	6,855
Write-downs and other charges	1,005	—	—	1,005
Depreciation and amortization	18,571	694	202	19,467
Total operating expenses	57,102	2,425	2,271	61,798

Write-downs and other
Loss on disposal of long lived assets	680	—	—	680
Impairment of long lived assets	425	—	—	425
Fair value adjustments to contingent consideration and other items	(100)	—	—	(100)
Depreciation and amortization	18,571	694	202	19,467
Accretion of placement fees(2)	1,122	—	—	1,122
Non-cash stock-based compensation expense(3)	464	9	3	476
Acquisitions and integration related costs including restructuring and severance(4)	1,231	—	—	1,231
Initial public offering and secondary offering(5)	926	—	—	926
Legal and litigation expenses including settlement payments(6)	834	—	—	834
Non-cash charge on capitalized installation and delivery(8)	494	—	—	494
Other adjustments(10)	3	—	—	3
Adjusted EBITDA	36,867	70	(355)	36,582
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

Total Adjusted EBITDA

The following tables provide reconciliations of segment financial information to our consolidated statement of operations and to total adjusted EBITDA. We have included revenues, operating expenses and other adjustments by segment which we believe are important to understanding the operating results of our segment (amounts in thousands):

	Six months ended June 30, 2019
	EGM	Table Products	Interactive	Total
Revenues
Gaming operations	$99,661	$4,451	$2,342	$106,454
Equipment sales	40,972	125	—	41,097
Total revenues	140,633	4,576	2,342	147,551
Cost of gaming operations(1)	18,835	950	766	20,551
Cost of equipment sales(1)	19,374	53	—	19,427
Selling, general and administrative	26,293	1,076	2,113	29,482
Research and development	13,478	1,545	1,481	16,504
Write-downs and other charges	1,243	—	4,809	6,052
Depreciation and amortization	42,961	1,691	540	45,192
Total operating expenses	122,184	5,315	9,709	137,208

Write-downs and other
Loss on disposal of long lived assets	445	—	—	445
Impairment of long lived assets	398	—	4,809	5,207
Fair value adjustments to contingent consideration and other items	400	—	—	400
Depreciation and amortization	42,961	1,691	540	45,192
Accretion of placement fees(2)	2,803	—	—	2,803
Non-cash stock-based compensation expense(3)	3,101	127	122	3,350
Acquisitions and integration related costs including restructuring and severance(4)	2,104	—	359	2,463
Initial public offering and secondary offering(5)	425	—	—	425
Legal and litigation expenses including settlement payments(6)	4	—	(1)	3
Non-cash charge on capitalized installation and delivery(8)	1,106	206	—	1,312
Other adjustments(9)	67	—	—	67
Adjusted EBITDA	$72,263	$1,285	$(1,538)	$72,010
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

	Six months ended June 30, 2018
	EGM	Table Products	Interactive	Total
Revenues
Gaming operations	$95,192	$3,355	$3,639	$102,186
Equipment sales	35,385	107	—	35,492
Total revenues	130,577	3,462	3,639	137,678
Cost of gaming operations(1)	16,537	1,045	986	18,568
Cost of equipment sales(1)	16,788	22	—	16,810
Selling, general and administrative	28,777	1,307	2,043	32,127
Research and development	12,759	1,659	1,062	15,480
Write-downs and other charges	2,615	—	—	2,615
Depreciation and amortization	37,117	1,288	411	38,816
Total operating expenses	114,593	5,321	4,502	124,416

Write-downs and other
Loss on disposal of long lived assets	1,020	—	—	1,020
Impairment of long lived assets	995	—	—	995
Fair value adjustments to contingent consideration and other items	600	—	—	600
Depreciation and amortization	37,117	1,288	411	38,816
Accretion of placement fees(2)	2,206	—	—	2,206
Non-cash stock-based compensation expense(3)	7,698	825	106	8,629
Acquisitions and integration related costs including restructuring and severance(4)	2,410	—	—	2,410
Initial public offering and secondary offering(5)	1,307	2		1,309
Legal and litigation expenses including settlement payments(6)	834	—	—	834
Non-cash charge on capitalized installation and delivery(8)	984	—	—	984
Other adjustments(10)	16	—	—	16
Adjusted EBITDA	71,171	256	(346)	71,081
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

Due to these limitations, we rely primarily on our GAAP results, such as net (loss) income, (loss) income from operations, EGM Adjusted EBITDA, Table Products Adjusted EBITDA or Interactive Adjusted EBITDA and use Total adjusted EBITDA only supplementally.

The following tables reconcile net loss attributable to PlayAGS, Inc. to total adjusted EBITDA (amounts in thousands):

Three Months Ended June 30, 2019 compared to the Three Months Ended June, 2018

	Three months ended June 30,		$	%
	2019	2018	Change	Change
Net loss attributable to PlayAGS, Inc.	$(7,557)	$(5,310)	$(2,247)	(42.3)%
Income tax (benefit) expense	(52)	7,027	(7,079)	(100.7)%
Depreciation and amortization	23,659	19,467	4,192	21.5%
Other expense (income)	(46)	455	(501)	(110.1)%
Interest income	(31)	(21)	(10)	(47.6)%
Interest expense	9,560	8,873	687	7.7%
Write-downs and other(1)	5,036	1,005	4,031	401.1%
Other adjustments(2)	429	929	(500)	(53.8)%
Other non-cash charges(3)	2,196	1,616	580	35.9%
Legal and litigation expenses including settlement payments(4)	3	834	(831)	(99.6)%
Acquisitions and integration related costs including restructuring and severance(5)	394	1,231	(837)	(68.0)%
Non-cash stock-based compensation	2,154	476	1,678	352.5%
Total Adjusted EBITDA	$35,745	$36,582	$(837)	(2.3)%
(1) Write-downs and other include items related to loss on disposal or impairment of long-lived assets and fair value adjustments to contingent consideration.
(2) Other adjustments are primarily composed of professional fees incurred for projects, corporate and public filing compliance, contract cancellation fees and other transaction costs deemed to be non-operating in nature.
(3) Other non-cash charges are costs related to non-cash charges and losses on the disposition of assets, non-cash charges on capitalized installation and delivery, which primarily includes the costs to acquire contracts that are expensed over the estimated life of each contract and non-cash charges related to accretion of contract rights under development agreements.
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
related to litigation and matters that were not significant individually.

Six Months Ended June, 2019 compared to the Six Months Ended June 30, 2018

	Six months ended June 30,		$	%
	2019	2018	Change	Change
Net loss attributable to PlayAGS, Inc.	$(7,639)	$(14,848)	$7,209	48.6%
Income tax (benefit) expense	(5,810)	(5,409)	(401)	7.4%
Depreciation and amortization	45,192	38,816	6,376	16.4%
Other expense (income)	5,214	9,687	(4,473)	(46.2)%
Interest income	(70)	(73)	3	4.1%
Interest expense	18,434	19,297	(863)	(4.5)%
Write-downs and other(1)	6,052	2,615	3,437	131.4%
Loss on extinguishment and modification of debt(2)	—	4,608	(4,608)	(100.0)%
Other adjustments(3)	706	1,325	(619)	(46.7)%
Other non-cash charges(4)	4,115	3,190	925	29.0%
Legal and litigation expenses including settlement payments(5)	3	834	(831)	(99.6)%
Acquisitions and integration related costs including restructuring and severance(6)	2,463	2,410	53	2.2%
Non-cash stock-based compensation	3,350	8,629	(5,279)	(61.2)%
Total Adjusted EBITDA	$72,010	$71,081	$929	1.3%
(1) Write-downs and other include items related to loss on disposal or impairment of long-lived assets and fair value adjustments to contingent consideration.
(2) Loss on extinguishment and modification of debt primarily relates to the refinancing of long-term debt, in which deferred loan costs and discounts related to old senior secured credit facilities were written-off.
(3) Other adjustments are primarily composed of professional fees incurred for projects, corporate and public filing compliance, contract cancellation fees and other transaction costs deemed to be non-operating in nature.
(4) Other non-cash charges are costs related to non-cash charges and losses on the disposition of assets, non-cash charges on capitalized installation and delivery, which primarily includes the costs to acquire contracts that are expensed over the estimated life of each contract and non-cash charges related to accretion of contract rights under development agreements.
(5) Legal and litigation related costs consist of payments to law firms and settlements for matters that are outside the normal course of business. These costs related to litigation and matters that were not significant individually.
(6) Acquisitions and integration related costs primarily relate to costs incurred after the purchase of businesses, such as the purchase of AGS iGaming and Integrity, to integrate operations and obtain costs synergies. Restructuring and severance costs primarily relate to costs incurred through the restructuring of the Company’s operations from time to time and other employee severance costs recognized in the periods presented.

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

As of June 30, 2019, we had $18.0 million in cash and cash equivalents and $30.0 million available under our revolving credit facility. Based on our current business plan, we believe that our existing cash balances, cash generated from operations and availability under the revolving credit facility will be sufficient to meet our anticipated cash needs for at least the next twelve months. As of June 30, 2019, we were in compliance with the required covenants of our debt instruments, including the maximum net first lien leverage ratio, which was 3.4 to 1.0 out of a maximum of 6.0 to 1.0. However, our future cash requirements could be higher than we currently expect as a result of various factors. Our ability to meet our liquidity needs could be adversely affected if we suffer adverse results of operations, or if we violate the covenants and restrictions to which we are subject under our debt instruments. Additionally, our ability to generate sufficient cash from our operating activities is subject to general economic, political, regulatory, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under our existing credit facility in an amount sufficient to enable us to pay our service or repay our indebtedness or to fund our other liquidity needs, and we may be required to seek additional financing through credit facilities with other lenders or institutions or seek additional capital through private placements or public offerings of equity or debt securities.

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

As of June 30, 2019, we were in compliance with the required covenants of our debt instruments.

Equipment Long Term Note Payable and Finance Leases

The Company has entered into a financing agreement to purchase certain gaming devices, systems and related equipment and has entered into leases for vehicles and equipment that are accounted for as finance leases.

The following table summarizes our historical cash flows (in thousands):

	Six months ended June 30,
	2019	2018
Cash Flow Information:
Net cash provided (used in) by operating activities	$37,675	$(10,319)
Net cash (used in) investing activities	(84,738)	(32,507)
Net cash (used in) provided by financing activities	(5,750)	51,707
Effect of exchange rates on cash and cash equivalents	3	6
Net (decrease) increase in cash and cash equivalents	$(52,810)	$8,887

Operating activities

Net cash provided by operating activities for the six months ended June 30, 2019, was $37.7 million compared to net cash used in operating activities of $10.3 million in the prior year period, representing an increase of $48.0 million. This increase is primarily due to interest paid in the prior period in the amount of $37.6 million from the redemption of the senior secured PIK notes, improvement in our net loss adjusted for non-cash expenses of $5.8.million and less cash used related to assets and liabilities that relate to operations.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2019, was $84.7 million compared to $32.5 million used in investing activities in the prior year period, representing an increase of $52.2 million. The increase was primarily due to the acquisition of Integrity, net of cash acquired, of $50.8 million and an increase in the purchase of intangibles, comprised primarily of placement fees of $3.4 million, and property and equipment of $1.5 million.

Financing activities

Net cash used by financing activities for the six months ended June 30, 2019, was $5.8 million compared to net cash provided of $51.7 million for the six months ended June 30, 2018, representing an decrease in cash of $57.5 million. The decrease was primarily due to prior year activity that included $172.2 million net proceeds that were received from the initial public offering, after deducting underwriting discounts and commissions of $4.2 million initial public offering costs and payments of prior obligations that were incurred during previous acquisitions of $1.0 million in the current period, offset by the repayment of the principal amount of our 11.25% senior secured PIK notes of $115.0 million in the prior period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rates. Our primary exposure to market risk is interest rate risk associated with our long-term debt, which accrues interest at variable rates. Certain of our debt instruments accrue interest at LIBOR or the base rate, at our election, subject to an interest rate floor plus an applicable margin rate. In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt and equity capital to sustain our operations. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. As of June 30, 2019, less than 1% of our debt were fixed-rate instruments. Assuming a constant outstanding balance for our variable-rate long term debt, a hypothetical 1% decrease in interest rates would decrease interest expense $5.3 million given our LIBOR floor on related debt, while a hypothetical 1% increase in interest rates would increase interest expense approximately $5.3 million.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PlayAGS, Inc.

Date:	August 7, 2019	By:	/s/ KIMO AKIONA
		Name:	Kimo Akiona
		Title:	Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)