Form 10-Q
period 2019-09-30
PlayAGS, Inc.
filed 2019-11-07
CIK 1593548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarter ended September 30, 2019

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

As of November 1, 2019, there were 35,405,957 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLAYAGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$11,733	$70,726
Restricted cash	20	78
Accounts receivable, net of allowance of $901 and $885, respectively	58,149	44,704
Inventories	30,264	27,438
Prepaid expenses	4,782	3,566
Deposits and other	7,326	4,231
Total current assets	112,274	150,743
Property and equipment, net	104,880	91,547
Goodwill	286,203	277,263
Intangible assets	237,794	196,898
Deferred tax asset	2,415	2,544
Operating lease assets	11,940	-
Other assets	4,438	12,347
Total assets	$759,944	$731,342

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,510	$14,821
Accrued liabilities	33,812	26,659
Current maturities of long-term debt	6,026	5,959
Total current liabilities	58,348	47,439
Long-term debt	519,521	521,924
Deferred tax liability - noncurrent	2,195	1,443
Operating lease liabilities, long-term	11,823	-
Other long-term liabilities	40,970	24,732
Total liabilities	632,857	595,538
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock at $0.01 par value; 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock at $0.01 par value; 450,000,000 shares authorized at September 30, 2019 and at December 31, 2018; and 35,405,594 and 35,353,296 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively.	354	353
Additional paid-in capital	367,620	361,628
Accumulated deficit	(236,710)	(222,403)
Accumulated other comprehensive loss	(4,177)	(3,774)
Total stockholders’ equity	127,087	135,804
Total liabilities and stockholders’ equity	$759,944	$731,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except per share data)

 (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues
Gaming operations	$52,522	$50,701	$158,976	$152,887
Equipment sales	26,855	24,825	67,952	60,317
Total revenues	79,377	75,526	226,928	213,204
Operating expenses
Cost of gaming operations(1)	10,170	10,494	30,721	29,062
Cost of equipment sales(1)	13,479	12,109	32,906	28,919
Selling, general and administrative	16,861	15,284	46,343	47,411
Research and development	8,671	7,894	25,175	23,374
Write-downs and other charges	807	667	6,859	3,282
Depreciation and amortization	23,810	18,968	69,002	57,784
Total operating expenses	73,798	65,416	211,006	189,832
Income from operations	5,579	10,110	15,922	23,372
Other expense (income)
Interest expense	9,320	8,956	27,754	28,253
Interest income	(42)	(89)	(112)	(162)
Loss on extinguishment and modification of debt	-	-	-	4,608
Other (income) expense	(106)	434	5,108	10,121
(Loss) Income before income taxes	(3,593)	809	(16,828)	(19,448)
Income tax (expense) benefit	(1,926)	3,538	3,884	8,947
Net (loss) income	(5,519)	4,347	(12,944)	(10,501)
Less: Net income attributable to non-controlling interests	(17)	-	(231)	-
Net (loss) income attributable to PlayAGS, Inc.	(5,536)	4,347	(13,175)	(10,501)
Foreign currency translation adjustment	(1,273)	1,636	(403)	1,690
Total comprehensive (loss) income	$(6,809)	$5,983	$(13,578)	$(8,811)

Basic and diluted loss per common share:
Basic	$(0.16)	$0.12	$(0.37)	$(0.31)
Diluted	$(0.16)	$0.12	$(0.37)	$(0.31)
Weighted average common shares outstanding:
Basic	35,447	35,305	35,416	34,097
Diluted	35,447	36,313	35,416	34,097

(1) exclusive of depreciation and amortization

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

 (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Common stock
Balance, beginning of period	$354	$353	$353	$149
Issuance of common stock	-	-	-	118
Stock option exercises	1	-	1	-
Repurchase of common stock	(1)	-	(1)	-
Stock split (1.5543-for-one)	-	-	-	83
Reclass of management shares	-	-	-	2
Vesting of restricted stock	-	-	1	1
Balance of common stock, end of period	354	353	354	353
Additional paid-in capital
Balance, beginning of period	365,562	358,829	361,628	177,276
Issuance of common stock	-	-	-	171,410
Stock option exercises	100	451	684	730
Vesting of restricted stock	(1)	1	(1)	-
Stock-based compensation expense	1,959	538	5,309	9,167
Stock split (1.5543-for-one)	-	-	-	(83)
Reclass of management shares	-	-	-	1,319
Balance of additional paid-in capital, end of period	367,620	359,819	367,620	359,819
Accumulated Deficit
Balance, beginning of period	(230,042)	(216,405)	(222,403)	(201,557)
Net loss attributable to PlayAGS, Inc.	(5,536)	4,347	(13,175)	(10,501)
Repurchase of common stock	(1,132)	-	(1,132)	-
Balance of accumulated deficit, end of period	(236,710)	(212,058)	(236,710)	(212,058)
Accumulated other comprehensive loss
Balance, beginning of period	(2,904)	(3,749)	(3,774)	(3,803)
Foreign currency translation adjustment	(1,273)	1,636	(403)	1,690
Balance of accumulated other comprehensive loss, end of period	(4,177)	(2,113)	(4,177)	(2,113)
Non-controlling interests
Balance, beginning of period	128	-	-	-
Net income	17	-	231	-
Business acquisitions	-	-	71	-
Cash distributions to non-controlling interest owners	(145)	-	(302)	-
Balance of non-controlling interests, end of period	-	-	-	-
Total stockholder's equity	$127,087	$146,001	$127,087	$146,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(12,944)	$(10,501)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	69,002	57,784
Accretion of contract rights under development agreements and placement fees	4,550	3,412
Amortization of deferred loan costs and discount	1,426	1,388
Payment-in-kind interest payments	-	(37,624)
Write-off of deferred loan cost and discount	-	3,410
Stock-based compensation expense	5,309	9,167
Provision (benefit) for bad debts	183	(198)
Loss on disposition of assets	1,015	1,383
Impairment of assets	5,343	1,199
Fair value adjustment of contingent consideration	501	700
(Benefit) provision for deferred income tax	873	(205)
Changes in assets and liabilities that relate to operations:
Accounts receivable	(12,136)	(12,277)
Inventories	961	(3,173)
Prepaid expenses	(1,098)	(1,958)
Deposits and other	(3,081)	(626)
Other assets, non-current	9,024	13,574
Accounts payable and accrued liabilities	(6,447)	(12,135)
Net cash provided by operating activities	62,481	13,320
Cash flows from investing activities
Business acquisitions, net of cash acquired	(54,935)	(4,452)
Purchase of intangible assets	(4,926)	(931)
Software development and other expenditures	(9,957)	(8,794)
Proceeds from disposition of assets	161	21
Purchases of property and equipment	(38,760)	(34,457)
Net cash used in investing activities	(108,417)	(48,613)
Cash flows from financing activities
Repayment of PIK notes	-	(115,000)
Repayment of first lien credit facilities	(4,040)	(3,864)
Payment of financed placement fee obligations	(6,058)	(2,688)
Payments of previous acquisition obligation	(1,227)	-
Payments on equipment long-term note payable and finance leases	(1,043)	(2,108)
Proceeds from issuance of common stock	-	176,341
Initial public offering cost	-	(4,160)
Repurchase of common stock	(1,133)	-
Proceeds from stock option exercise	685	731
Distributions to non-controlling interest owners	(302)	-
Net cash (used in) provided by financing activities	(13,118)	49,252
Effect of exchange rates on cash and cash equivalents	3	4
(Decrease) increase in cash and cash equivalents	(59,051)	13,963
Cash, cash equivalents and restricted cash, beginning of period	70,804	19,342
Cash, cash equivalents and restricted cash, end of period	$11,753	$33,305

Supplemental cash flow information:
Non-cash investing and financing activities:
Intangible assets obtained under placement fee arrangements	$39,198	$931
Leased assets obtained in exchange for new finance lease liabilities	$882	$307
Leased assets obtained in exchange for new operating lease liabilities	$13,048	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

PlayAGS, Inc. (the "Company," "PlayAGS," "we," "us," or "our") is a leading designer and supplier of gaming products and services for the gaming industry. We operate in legalized gaming markets across the globe and provide state-of-the-art, value-add products in three distinct segments: Electronic Gaming Machines (“EGM”), which includes server-based systems and back-office systems that are used by Class II Native American, Mexico and the Philippines gaming jurisdictions and Class III Native American, commercial and charitable jurisdictions; Table Products (“Table Products”), which includes live felt table games, side-bets, progressives and ancillary equipment such as signage, as well as our newly introduced card shuffler, “Dex S”; and Interactive Casino Games (“Interactive”), which has two reporting units. One Interactive reporting unit includes social casino games on desktop and mobile devices (“Social”) and the other Interactive reporting unit includes a platform for content aggregation used by real-money gaming (“RMG”) and sports-betting partners. Each segment’s activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line.

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

Interactive

Our business-to-consumer (“B2C”) social casino games are primarily delivered through our mobile app, Lucky Play Casino. The app contains several game titles available for consumers to play for fun and with coins that they purchase through the app. Some of our most popular social casino games include content that is also popular in land-based settings such as Golden Wins, Royal Reels and So Hot. We have recently expanded into the business-to-business (“B2B”) space through our core app, Lucky Play Casino, whereby we white label our social casino game product and enable our land-based casino customers to brand the social casino gaming product with their own casino name. With the recent acquisition of Gameiom Technologies Limited (defined below) as described in Note 2, we now offer a platform for B2B content aggregation used by RMG and sports-betting partners.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain disclosures required by generally accepted accounting principles (“GAAP”) are omitted or condensed in these condensed consolidated financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) that are necessary for a fair statement of the Company's financial position, results of operations and cash flows for the interim periods have been made. The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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

Revenue Recognition

Leasing of equipment in both our EGM and Table Products segments is accounted for under lease accounting guidance in ASC 842, "Leases" (ASC 842) and is recorded in gaming operations revenue. Our remaining revenue streams are accounted for under ASC 606 "Revenue from contracts with customers" (ASC 606) including equipment sales in our EGM and, to a lesser extent, in our Table Products segments. Revenue earned in our Interactive segment is recorded in gaming operations revenue.

The following table disaggregates our revenues by type within each of our segments (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

EGM
Gaming operations	$48,854	$47,109	$148,515	$142,301
Equipment sales	26,445	24,675	67,417	60,060
Total	$75,299	$71,784	$215,932	$202,361

Table Products
Gaming operations	$2,451	$1,902	$6,902	$5,257
Equipment sales	410	150	535	257
Total	$2,861	$2,052	$7,437	$5,514

Interactive (gaming operations)
Social	$712	$1,446	$2,606	$5,033
RMG	505	244	953	296
Total	$1,217	$1,690	$3,559	$5,329

Gaming Operations

Gaming operations revenue is earned by providing customers with gaming machines, gaming machine content licenses, table products, back-office equipment and linked progressive systems, which are collectively referred to as gaming equipment, under participation arrangements. The participation arrangements convey the right to use the equipment (i.e., gaming machines and related integral software) for a stated period of time, which typically ranges from one to three years upon which the contract continues on a month-to-month basis thereafter. In some instances, the Company will enter arrangements for longer periods of time; however, many of these arrangements include the ability of the customer to cancel the contract and return the games to the Company, a provision which renders their contracts effectively month-to-month contracts.The Company will also enter into lease contracts with a revenue sharing arrangement whereby the lease payments due from the customer are variable. Primarily due to these factors, our participation arrangements are accounted for as operating leases. In some instances, we will offer a free trial period during which no revenue is recognized. If during or at the conclusion of the trial period the customer chooses to enter into a lease for the gaming equipment, we commence revenue recognition according to the terms of the agreement.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

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

•	Control has been transfered and services have been rendered in accordance with the contract terms.

Equipment sales are generated from the sale of gaming machines, table products and licensing rights to the integral game content software that is installed in the related equipment, parts, and other ancillary equipment. Also included within the deliverables are delivery, installation and training, all of which occur within a few days of arriving at the customer location. Equipment sales do not include maintenance beyond a standard warranty period. The recognition of revenue from the sale of gaming devices occurs as the customer obtains control of the product and all other revenue recognition criteria have been satisfied. Our contracts include a fixed transaction price. Amounts are due from customers within 30 to 90 days of the invoice date and to a lesser extent we offer extended payment terms of 12 to 24 months with payments due monthly during the extended payment period.

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

Revenue allocated to any undelivered performance obligations is recorded as a contract liability. The balance of our contract liabilities was not material as of September 30, 2019 and December 31, 2018.

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

Inventories

Inventories consist primarily of parts and supplies that are used to repair and maintain machinery and equipment as well as EGMs in production and finished goods held for sale. Inventories are stated at net realizable value. Cost of inventories is determined using the first-in, first-out (“FIFO”) method for all components of inventory. The Company regularly reviews inventory quantities and updates estimates for the net realizable value of inventories. This process includes examining the carrying values of parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose). Some of the factors involved in this analysis include the overall levels of the inventories, the current and projected sales levels for such products, the projected markets for such products and the costs required to sell the products, including refurbishment costs. Changes in the assumptions or estimates could materially affect the inventory carrying value. As of September 30, 2019 and December 31, 2018, the value of raw material inventory was $25.8 million and $22.3 million, respectively. As of September 30, 2019 and December 31, 2018, the value of finished goods inventory was $4.5 million and $5.1 million, respectively. There was no work in process material as of September 30, 2019 and December 31, 2018.

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

Gaming equipment (in years)	2 to 6
Other property and equipment (in years)	3 to 6

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

Goodwill

The excess of the purchase price of an acquired business over the estimated fair value of the assets acquired and the liabilities assumed is recorded as goodwill. The Company tests for possible impairment of goodwill at least annually, on October 1, or when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company has the option to begin with a qualitative assessment, commonly referred to as “Step 0”, to determine whether it is more likely than not that the reporting unit’s fair value of goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as the general economic environment, industry and market conditions, changes in key assumptions used since the most recently performed valuation and overall financial performance of the reporting units. If the Company determines that it is more likely than not that a reporting unit’s fair value is less than its carrying value, the Company performs a quantitative goodwill impairment analysis, and depending upon the results of that measurement, the recorded goodwill may be written down and charged to income from operations when the carrying amount of the reporting unit exceeds the fair value of the reporting unit. In the second quarter of 2019, we recorded an impairment of goodwill related to the RMG reporting unit as described in Note 4.

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

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

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

The carrying values of the Company’s cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short term maturities of these instruments. The fair value of our long-term debt is based on the quoted market prices for similar issues (Level 2 inputs). The estimated fair value of our long-term debt as of September 30, 2019 and December 31, 2018 was $532.3 million and $528.1 million, respectively.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 intends to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The adoption of this guidance has resulted in a significant portion of our operating leases, where we are the lessee, to be recognized on our Consolidated Balance Sheets. The guidance requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with earlier adoption permitted. In July of 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which is intended to reduce costs and ease implementation of the leases standard in the preparation of financial statements. ASU 2018-11 provides an optional transition method that allows entities to elect to apply the standard using the modified retrospective approach at its effective date, versus recasting the prior years presented. The Company elected a date of initial application of January 1, 2019. In doing so, the Company (i) applied ASC 840 in the comparative periods and (ii) provided the disclosures required by ASC 840 for all periods that continue to be presented in accordance with ASC 840. The adoption of the standard had no effect on retained earnings as of January 1, 2019. The Company elected the practical expedient to use hindsight when determining lease term and a package of practical expedients to not reassess whether a contract is or contains a lease, lease classification, and initial direct costs. Adoption of the new standard resulted in the recording of right-of-use assets and lease liabilities as of January 1, 2019. See Note 15. The standard did not materially impact our consolidated net earnings and had no impact on cash flows.

In June 2016, the FASB issued ASU No. 2016-13, which provides updated guidance on how an entity should measure credit losses on financial instruments. The new guidance replaces the current incurred loss measurement methodology with a lifetime expected loss measurement methodology. Subsequently, in November 2018 the FASB issued ASU No. 2018-19, which clarified that receivables arising from operating leases are not within the scope of Subtopic 326-20, but should rather be accounted for in accordance with ASC 842. In May 2019, the FASB issued ASU No. 2019-05 providing targeted transition relief to all reporting entities within the scope of Topic 326. The new standard and related amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This guidance is expected to be applied using a modified retrospective approach for the cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective and using a prospective approach for debt securities for which any other-than-temporary impairment had been recognized before the effective date. Early adoption is permitted for fiscal years beginning after December 15, 2018. We are currently evaluating the impact of adopting this guidance on our Financial Statements. We are currently evaluating the impact of adopting this guidance on our Financial Statements; however, we do not expect the impact to be material.

In August 2018, the FASB issued ASU No. 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. We are currently evaluating the impact of adopting this guidance on our Financial Statements; however, we do not expect the impact to be material.

 We do not expect that any other recently issued accounting guidance will have a significant effect on our financial statements.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 2. ACQUISITIONS

In Bet Gaming

During the quarter ended September 30, 2019, the Company acquired certain intangible assets related to the purchase of table game related intellectual property from In Bet Gaming, Inc ("In Bet"). The acquisition was accounted for as an acquisition of a business and the assets acquired were measured based on our estimates of their fair values at the acquisition date. We attribute the goodwill recognized to our ability to commercialize the products over our distribution and sales network, opportunities for synergies, and other strategic benefits. The consideration of $4.0 million was allocated primarily to tax deductible goodwill for $1.2 million and intangible assets of $2.8 million, which will be amortized over a weighted average period of approximately 9.3 years.

Integrity

On February 8, 2019, we acquired all of the equity of Integrity Gaming Corp. ("Integrity"), a regional slot route operator with over 2,500 gaming machines in operation across over 33 casinos in Oklahoma and Texas. We attribute the goodwill recognized to our ability to utilize Integrity's installed base to maximize revenue of the combined product portfolio and the synergies we can obtain through the reduction in our combined service and overhead costs.

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

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

February 8, 2019
(in 000s)
Assets
Current assets
Cash and cash equivalents	$1,646
Accounts receivable	1,584
Inventories	159
Deposits and other	26
Prepaid expenses	141
Total Current Assets	3,556
Property and Equipment	12,708
Intangible Assets	30,600
Goodwill	11,380
Total Assets	$58,244
Liabilities and Equity
Current liabilities
Accounts payable	$1,366
Accrued liabilities	2,087
Current portion of long-term debt	151
Total current liabilities	3,604
Other long-term liabilities	1,787
Long-term debt	200
Total liabilities	1,987
Minority Interest	71
Net assets acquired	$52,582

We recognized the $0.6 million related to property tax liability and $1.4 million related to uncertain tax positions arising from contingencies which were valued at their fair value utilizing Level 3 inputs.

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

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Total revenues	$79,377	$79,782	$228,667	$227,496
Net (loss) income attributable to PlayAGS, Inc.	$(5,536)	$4,060	$(13,236)	$(12,185)

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

We attributed the goodwill recognized to our ability to utilize AGS iGaming’s existing RMG platform to distribute our existing EGM game content into many markets, diversification of our Interactive segment’s product portfolio that now includes a real-money gaming solution and other strategic benefits. The total consideration for this acquisition was $5.0 million, which included cash paid of $4.5 million and $0.5 million of deferred consideration that is payable within 18 months of the acquisition date. The consideration was allocated to goodwill that is not tax deductible for $3.7 million and intangible assets of $2.1 million, which will be amortized over a weighted average period of approximately 6.7 years. See Note 4 for a discussion and summary of impairments that we recorded subsequent to the acquisition related to these intangible assets and the related goodwill.

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

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Gaming equipment	$170,822	$141,530
Other property and equipment	25,327	23,304
Less: Accumulated depreciation	(91,269)	(73,287)
Property and equipment, net	$104,880	$91,547

Gaming equipment and other property and equipment are depreciated over the respective useful lives of the assets ranging from two to six years. Depreciation expense was $11.6 million and $8.0 million for the three months ended September 30, 2019 and 2018, respectively. Depreciation expense was $33.7 million and $23.7 million for the nine months ended September 30, 2019 and 2018, respectively.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 4. GOODWILL AND INTANGIBLES

Changes in the carrying amount of goodwill are as follows (in thousands):

	Gross Carrying Amount
	EGM	Table Products	Interactive(1)	Total
Balance at December 31, 2018, net	$267,079	$6,641	$3,543	$277,263
Foreign currency adjustments	(77)	-	(10)	(87)
Acquisitions	11,380	1,180	-	12,560
Impairment	-	-	(3,533)	(3,533)
Balance at September 30, 2019	$278,382	$7,821	$-	$286,203

(1) Accumulated goodwill impairment charges for the Interactive segment as of September 30, 2019 were $8.4 million.

During the second quarter of 2019 our RMG Interactive reporting unit fell short of its expected operating results, driven by the delays launching new operators and extended regulatory time-lines in new jurisdictions. This circumstance was considered to be a triggering event. Accordingly, we reduced the projections of the future operating results for this reporting unit, originally established when we acquired AGS iGaming in 2018.

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

Intangible assets consist of the following (in thousands):

		September 30, 2019			December 31, 2018
	Useful Life	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	(years)	Value	Amortization	Value	Value	Amortization	Value
Indefinite lived trade names	Indefinite	$12,126	$-	$12,126	$12,126	$-	$12,126
Trade and brand names	7	14,870	(12,901)	1,969	14,730	(10,681)	4,049
Customer relationships	7	219,003	(112,958)	106,045	188,772	(93,358)	95,413
Contract rights under development and placement fees	1 - 7	58,818	(18,917)	39,901	19,620	(14,367)	5,253
Gaming software and technology platforms	1 - 7	159,127	(93,661)	65,466	151,055	(82,371)	68,682
Intellectual property	10 - 12	19,345	(7,057)	12,288	17,205	(5,830)	11,375
		$483,288	$(245,494)	$237,794	$403,508	$(206,607)	$196,898

Intangible assets are amortized over their respective estimated useful lives ranging from one to twelve years. Amortization expense related to intangible assets was $12.1 million and $11.0 million for the three months ended September 30, 2019 and 2018, respectively. Amortization expense related to intangible assets was $35.3 million and $34.1 million for the nine months ended September 30, 2019 and 2018, respectively.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Prior to the goodwill impairment assessment noted above, we completed a qualitative review of long-lived assets for all asset groups to determine if events or changes in circumstances indicated that the carrying amount of each asset group may not be recoverable (if a "triggering event" existed). Based on this review, we tested the recoverability of the long-lived assets, other than goodwill and indefinite-lived intangible assets, in certain asset groups related to the RMG Interactive reporting unit where a triggering event existed at the lowest level at which identifiable cash flows existed, the reporting unit level. The recoverability test failed, meaning that the undiscounted cash flows were less than the carrying value of the related asset group and we therefore measured the amount of any impairment loss as the amount by which the carrying amount of the asset group exceeded its fair value using the projected reporting unit cash flows, a 25% discount rate, and 3% long-term growth rate. We then allocated the indicated impairment loss to the long-lived assets of the group on a pro rata basis, except for certain assets whose carrying value was reduced only to their individually determined fair value. Specifically, from the pro rata allocation, we recorded a full impairment of RMG customer relationships, gaming licenses, and game content, which had a carrying value of $0.6 million. We also reduced the value of the RMG technology platform by $0.7 million to its fair value of $0.4 million. The technology platform was valued using the royalty savings method (level 3 fair value measurement), which is a risk-adjusted discounted cash flow approach. The royalty savings method values an intangible asset by estimating the royalties saved through ownership of the asset. The royalty savings method requires identifying the future revenue that would be impacted by the technology platform (or royalty-free rights to the assets), multiplying it by a royalty rate deemed to be avoided through ownership of the asset and discounting the projected royalty savings amounts back to the acquisition date.  We used a discount rate of 25%. The royalty rate used in such valuation was 5% and was based on a consideration of market rates for similar categories of assets.

The Company enters into development agreements and placement fee agreements with certain customers to secure floor space under lease agreements for its gaming machines. Amounts paid in connection with the development agreements are repaid to the Company in accordance with the terms of the agreement, whereas placements fees are not reimbursed. For development agreements in the form of a loan, interest income is recognized on the repayment of the notes based on the stated rate or, if not stated explicitly in the development agreement, on an imputed interest rate. If the stated interest rate is deemed to be other than a market rate or zero, a discount is recorded on the note receivable as a result of the difference between the stated and market rate and a corresponding intangible asset is recorded. The intangible asset is recognized in the financial statements as a contract right under development agreement and amortized as a reduction in revenue over the term of the agreement. Placement fees can be in the form of cash paid upfront or free lease periods and are accreted over the life of the contract and the expense is recorded as a reduction of revenue. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $1.7 million and $1.2 million for the three months ended September 30, 2019 and 2018, respectively, We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $4.6 million and $3.4 million for the  nine months ended September 30, 2019 and 2018, respectively.

In March 2019, we entered into a placement fee agreement with a customer for certain of its locations and capitalized approximately $33.1 million additional placement fees, in addition to $2.1 million of unamortized fees related to superseded contracts. The liability was recorded at present value and cash payments totaling $40.1 million will be paid over a term of 83 months.

NOTE 5. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Salary and payroll tax accrual	$8,302	$13,393
Taxes payable	4,384	3,437
Current portion of operating lease liability	2,117	-
License fee obligation	1,000	1,000
Placement fees payable	8,738	2,490
Accrued other	9,271	6,339
Total accrued liabilities	$33,812	$26,659

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 6. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30, 2019	December 31, 2018
First Lien Credit Facilities:
Term loans, interest at LIBOR or base rate plus 3.50% (5.61% at September 30, 2019), net of unamortized discount and deferred loan costs of $9.5 million and $10.9 million at September 30, 2019 and December 31, 2018, respectively.	$523,846	$526,461
Equipment long-term note payable and finance leases	1,701	1,422
Total debt	525,547	527,883
Less: Current portion	(6,026)	(5,959)
Long-term debt	$519,521	$521,924

First Lien Credit Facilities

On June 6, 2017 (the “Closing Date”), AP Gaming I, LLC (the “Borrower”), a wholly owned indirect subsidiary of the Company, entered into a first lien credit agreement (“the First Lien Credit Agreement”), providing for $450.0 million in term loans and a $30.0 million revolving credit facility. The proceeds of the term loans were used primarily to repay the Company's then existing term loans, other indebtedness, to pay for the fees and expenses incurred in connection with the foregoing and otherwise for general corporate purposes.

On December 6, 2017, the Borrower entered into incremental facilities for $65.0 million in term loans (the “December Incremental Term Loans”).  The net proceeds of the December Incremental Term Loans were used to finance the acquisition of electronic gaming machines and related assets operated by Rocket Gaming Systems (“Rocket”) and to pay fees and expenses in connection therewith and for general corporate purposes.

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

On August 30, 2019, the Borrower entered into Amendment No. 3 (the "Repricing Amendment") to the credit agreement. The Repricing Amendment reduced the interest rate margin on the revolving credit facility to the same interest rate margin as the term loans issued under the credit agreement.

As of September 30, 2019, we were in compliance with the required covenants of our debt instruments.

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

Upon the consummation of the IPO, 170,712 shares of common stock were held by management. Pursuant to the Securityholders Agreement dated April 28, 2014 (the “Securityholders Agreement”), these shares were outstanding, but were not considered issued for accounting purposes as they contained a substantive performance condition, a “Qualified Public Offering”, as defined in the Securityholders Agreement, which had to be probable for the holders of these shares to benefit from their ownership. The IPO satisfied the substantive performance condition and as a result, the shares and related proceeds of $1.3 million were reclassified from other long-term liabilities to additional paid-in capital and considered issued for accounting purposes. During the three and nine months ended September 30, 2019 the Company recognized stock based compensation expense for stock options and restricted stock awards, which is further described in Note 11.

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

NOTE 8. WRITE-DOWNS AND OTHER CHARGES

The Condensed Consolidated Statements of Operations and Comprehensive Loss include various non-routine transactions, such as loss on disposal or impairment of long-lived assets and fair value adjustments to contingent consideration that have been classified as write-downs and other charges. During the three months ended September 30, 2019, the Company recognized $0.8 million in write-downs and other charges driven by losses from the disposal of assets of $0.6 million, impairment to intangible assets of $0.1 million related to game titles (the Company used level 3 fair value measurements based on projected cash flows) and a fair value adjustment to contingent consideration of $0.1 million (the Company used level 3 fair value measurements based on projected cash flows).

During the nine months ended September 30, 2019, the Company recognized $6.9 million in write-downs and other charges driven by the impairment of goodwill in our RMG Interactive reporting unit of $3.5 million as well as related impairments of intangible assets in the RMG Interactive reporting unit of $1.3 million, which are described in Note 4. We also recorded losses from the disposal of assets of $1.0 million, an impairment to intangible assets of $0.5 million related to game titles (the Company used level 3 fair value measurements based on projected cash flows) and a fair value adjustment to contingent consideration of $0.5 million (the Company used level 3 fair value measurements based on projected cash flows).

During the three months ended September 30, 2018, the Company recognized $0.7 million in write-downs and other charges driven by losses from the disposal of assets of $0.4 million and impairment of development agreement intangible assets of $0.2 million (the Company used level 3 fair value measurements based on projected cash flows) and a $0.1 million fair value adjustment to contingent consideration (level 3 fair value measurement based on projected cash flows).

During the nine months ended September 30, 2018, the Company recognized $3.3 million in write-downs and other charges driven by losses from the disposal of assets of $1.4 million, the impairment to intangible assets of $1.2 million related to game titles and a development agreement (the Company used level 3 fair value measurements based on projected cash flows), and a fair value adjustment to contingent consideration of $0.7 million (the Company used level 3 fair value measurements based on projected cash flows).

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 9. BASIC AND DILUTED INCOME (LOSS) PER SHARE

The Company computes net (loss) income per share in accordance with accounting guidance that requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income. Basic EPS is computed by dividing net (loss) income for the period by the weighted average number of shares outstanding during the period. Basic EPS includes common stock weighted for average number of shares issued during the period. Diluted EPS is computed by dividing net (loss) income for the period by the weighted average number of common shares outstanding during the period, increased by potentially dilutive common shares that were outstanding during the period. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. Potentially dilutive common shares include stock options and restricted stock (see Note 11).

There were no potentially dilutive securities for the three and nine months ended September 30, 2019.

Excluded from the calculation of diluted EPS for the three months ended September 30, 2019 was 651,611 restricted shares and 505,309 stock options, as such securities were anti-dilutive. Excluded from the calculation of diluted EPS for the nine months ended September 30, 2019 was 594,265 restricted shares and 733,605 stock options, as such securities were anti-dilutive.

 For three months ended, September 30, 3018, the weighted average of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

Three months ended September 30, 2018
Numerator:
Net income	$4,347
Net income attributable to participating securities	(16)
Net income attributable to common stock	$4,331

Denominator:
Weighted average of common shares outstanding	$35,305
Potential dilutive effect of stock options	1,008
Weighted average of common shares outstanding	$36,313

Excluded from the calculation of diluted EPS for the nine months ended September 30, 2018 was 70,744 restricted shares and 840,815 stock options, as such securities were anti-dilutive.

NOTE 10. BENEFIT PLANS

The Company has established a 401(k) plan (the “401(k) Plan”) for its employees. The 401(k) Plan allows employees to contribute a portion of their earnings, and the Company may match a percentage of the contributions on a discretionary basis. The expense associated with the 401(k) Plan for the three months ended September 30, 2019 and 2018, was $0.3 million. The expense associated with the 401(k) Plan for the nine months ended September 30, 2019 and 2018, was $1.0 million and $0.9 million, respectively.

The increase in the expense associated with the 401(k) Plan in each year is primarily attributable to increased headcount and participation.

On April 28, 2014, the board of directors of the Company approved the 2014 Long-Term Incentive Plan (“LTIP”). Under the LTIP, the Company is authorized to grant nonqualified stock options, rights to purchase shares of common stock, restricted stock, restricted stock units and other awards to be settled in, or based upon, shares of common stock to persons who are directors and employees of and consultants to the Company or any of its subsidiaries on the date of the grant. The LTIP will terminate ten years after approval by the board. Subject to adjustments in connection with certain changes in capitalization, the maximum number of shares of common stock that may be delivered pursuant to awards under the LTIP is 2,253,735 after giving effect to the 1.5543 - for - 1 stock split consummated on January 30, 2018 in connection with our initial public offering.  As of September 30, 2019, approximately 423,268 shares remain available for issuance.

On January 16, 2018, our board adopted and our stockholders approved the 2018 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) pursuant to which equity-based and cash incentives may be granted to participating employees, directors and consultants. The Omnibus Incentive Plan provides for an aggregate of 1,607,389 shares of our common stock. As of September 30, 2019, 765,515 shares remain available for issuance.

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

For the three months ended September 30, 2019, the Company recognized $0.2 million in stock-based compensation for stock options and $1.8 million for restricted stock awards. For the nine months ended September 30, 2019, the Company recognized $0.7 million in stock-based compensation for stock options and $4.6 million for restricted stock awards. We recognize stock-based compensation on a straight-line basis over the vesting period for time based awards and we recognize the expense for awards with market conditions over the service period derived from the related valuation. The amount of unrecognized compensation expense associated with stock options was $1.1 million and for restricted stock was $12.4 million at September 30, 2019 which is expected to be recognized over a 2.0 and 3.0 yearly weighted average period, respectively.

The Company calculates the grant date fair value of stock options that vest over a service period using the Black Scholes model. For stock options that contain a market condition related to the return on investment that the Company’s stockholders achieve, the options are valued using a lattice-based option valuation model. The assumptions used in these calculations are the expected dividend yield, expected volatility, risk-free interest rate and expected term (in years). Expected volatilities are based on implied volatilities from comparable companies. The expected time to liquidity is based on management’s estimate. The risk-free rate is based on the U.S. Treasury yield curve for a term equivalent to the estimated time to liquidity. There were no options granted during the three and  nine months ended September 30, 2019.

	Nine months ended September 30,	Nine months ended September 30,
	2019	2018
Option valuation assumptions:
Expected dividend yield	N/A	—%
Expected volatility	N/A	50%
Risk-free interest rate	N/A	2.71%
Expected term (in years)	N/A	6.3

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

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

As of September 30, 2019, the Company had 617,510 Performance Options outstanding, all of which have vested as the vesting provisions were achieved in October 2018.

A summary of the changes in stock options outstanding during the nine months ended September 30, 2019, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2018	1,515,461	$9.11
Granted	-	-
Exercised	(70,288)	9.74
Canceled or forfeited	(19,080)	10.56
Options outstanding as of September 30, 2019	1,426,093	9.06	5.7	$2,562
Exercisable as of September 30, 2019	1,218,162	$8.41	5.4	$2,541

Restricted Stock

Restricted stock awards are typically eligible to vest in equal installments of 25% on each of the first four anniversaries of the date of the grant, subject to continued employment with the Company or its subsidiaries. In the event of a termination of employment without cause upon or within 12 months following a change in control or as a result of death or disability, any such unvested time based restricted stock awards shall become vested.

Certain restricted stock awards are eligible to vest upon the satisfaction of certain conditions (collectively, “Performance Awards”). Vesting occurs on the first day that the average price per share of our common stock for the prior 60 consecutive trading days exceeds $29.60.

A summary of the changes in restricted stock outstanding during the nine months ended September 30, 2019, is as follows:

	Shares Outstanding	Grant Date Fair Value (per share)
Outstanding as of December 31, 2018	287,479	$29.26
Granted	454,529	$23.73
Vested	(85,395)	$26.00
Canceled or forfeited	(40,611)	$26.08
Restricted stock outstanding as of September 30, 2019	616,002	$25.84

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 12. INCOME TAXES

The Company's effective income tax rate for the three months ended September 30, 2019, was an expense of 53.6%. The difference between the federal statutory rate of 21% and the Company's effective tax rate for the three months ended September 30, 2019, was primarily due to changes in our valuation allowance on deferred tax assets and changes in the estimated forecast of pre-tax book income and loss for each respective jurisdiction. The Company's effective income tax rate for the three months ended September 30, 2018, was a benefit of 437.3%. The difference between the federal statutory rate of 21% and the Company's effective tax rate for the three months ended September 30, 2018, was primarily due to changes in our valuation allowance on deferred tax assets and changes in the estimated forecast of pre-tax book income and loss for each respective jurisdiction.

The Company's effective income tax rate for the nine months ended September 30, 2019, was a benefit of 23.1%. The difference between the federal statutory rate of 21% and the Company's effective tax rate for the nine months ended September 30, 2019, was primarily due to changes in our valuation allowance on deferred tax assets, various permanent items, lapse in the applicable statute of limitations for certain uncertain tax positions and impairment of goodwill. The Company's effective income tax rate for the nine months ended September 30, 2018, was a benefit of 46.0%. The difference between the federal statutory rate of 21% and the Company's effective tax rate for the nine months ended September 30, 2018, was primarily due to changes in our valuation allowance on deferred tax assets and lapse in the applicable statute of limitations for certain uncertain tax positions.

The Company entered into an indemnification agreement with the prior owners of Cadillac Jack (acquired in May of 2015) whereby the prior owners have agreed to indemnify the Company for changes in tax positions by taxing authorities for periods prior to the acquisition. As of September 30, 2019, an indemnification receivable of $3.9 million has been recorded in other assets in the financial statements. This amount includes the indemnification of the original pre-acquisition tax positions along with any related accrued interest and penalties and is offset by a corresponding liability for unrecognized tax benefits in other long-term liabilities. When the related unrecognized tax benefits are favorably resolved, a corresponding charge to relieve the associated indemnification receivable would be recognized in our Consolidated Statements of Operations and Comprehensive Loss (Income).

During the three and nine months ended September 30, 2019, the Company recognized a $0.1 million increase and $5.4 million reduction in the indemnification receivable and related charge in our Consolidated Statements of Operations and Comprehensive Loss (Income) due to accrued interest and lapse in the applicable statute of limitations on indemnified tax positions. During the three and nine months ended September 30, 2018, the Company recognized a $0.5 million increase and $9.4 million reduction in the indemnification receivable and related charge in our Consolidated Statements of Operations and Comprehensive Loss (Income) primarily to lapse of statute on indemnified tax positions.

NOTE 13. COMMITMENTS AND CONTINGENCIES

The Company is subject to federal, state and Native American laws and regulations that affect both its general commercial relationships with its customers, as well as the products and services provided to them. Periodically, the Company reviews the status of each significant matter and assesses the potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. If a potential loss from any claim or legal proceeding is considered reasonably possible, the Company discloses an estimate of the possible loss or range of possible loss, or a statement that such an estimate cannot be made. During the three months ended September 30, 2019, the Company recorded a $1.6 million loss reserve, for which insurance coverage has been triggered. In accordance with GAAP, the offsetting insurance recovery will be recognized when it is realized or realizable in a future period. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to their pending claims and litigation and may revise their estimates. Such revisions in the estimates of the potential liabilities could have a material impact on the results of operations and financial condition.

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

The following provides financial information concerning our reportable segments for the three and nine months ended September 30, 2019 and 2018 (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues by segment
EGM	$75,299	$71,784	$215,932	$202,361
Table Products	2,861	2,052	7,437	5,514
Interactive	1,217	1,690	3,559	5,329
Total Revenues	$79,377	$75,526	$226,928	$213,204
Adjusted EBITDA by segment
EGM	35,825	34,026	108,088	105,197
Table Products	1,409	428	2,694	684
Interactive	(447)	(877)	(1,985)	(1,223)
Subtotal	36,787	33,577	108,797	104,658
Write-downs and other:
Loss on disposal of long lived assets	570	363	1,015	1,383
Impairment of long lived assets	136	204	5,343	1,199
Fair value adjustments to contingent consideration and other items	101	100	501	700
Depreciation and amortization	23,810	18,968	69,002	57,784
Accretion of placement fees(1)	1,747	1,206	4,550	3,412
Non-cash stock-based compensation expense	1,959	538	5,309	9,167
Acquisitions and integration related costs including restructuring and severance	481	746	2,944	3,156
Initial public offering costs and secondary offering	(11)	859	414	2,168
Legal and litigation expenses including settlement payments	1,745	(45)	1,748	789
Non-cash charge on capitalized installation and delivery	679	494	1,991	1,478
Other adjustments	(9)	34	58	50
Interest expense	9,320	8,956	27,754	28,253
Interest (income)	(42)	(89)	(112)	(162)
Loss on extinguishment and modification of debt	-	-	-	4,608
Other (income) expense	(106)	434	5,108	10,121
(Loss) Income before income taxes	$(3,593)	$809	$(16,828)	$(19,448)

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

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 15. LEASES

Operating Leases

We lease office space, warehouses and office equipment which we classify as operating leases. Operating leases with an initial term of 12 months or less and leases that include an option to terminate without material penalty are not recorded on the balance sheet. Most leases recorded on the balance sheet have an option to renew and do not have an option to terminate without a material penalty. We recognize lease expense for operating leases on a straight-line basis over the term of the lease. The exercise of the renewal options is at our sole discretion. For all our existing leases we are not reasonably certain we will exercise the renewal option. The depreciable life of assets and leasehold improvements are limited by the expected lease term. Our operating lease agreements do not contain any residual value guarantees or restrictive covenants. As most of our operating leases contracts do not provide an implicit rate, we use the First Lien Credit Agreement rate based on the information available at commencement date in determining the present value of lease payments. We used the First Lien Credit Agreement rate on December 31, 2018, for the initial measurement of all operating leases as of January 1, 2019 that commenced on or prior to that date.

Finance Leases

We lease vehicles which we account for as finance leases using the effective interest method. Our finance lease agreements do not contain material restrictive covenants or material residual value guarantees. We use the rate implicit in the lease at the lease commencement date in determining the present value of lease payments for finance leases.

For the nine months ended September 30, 2019 and 2018, we did not have any lease agreements with variable lease costs and short-term lease costs, excluding expenses relating to leases with a lease term of one month or less that were immaterial.

The following table discloses the operating and finance assets and liability balances recorded under ASC 842 as of September 30, 2019 and ASC 840 as of December 31, 2018:

		As of September 30, 2019	As of December 31, 2018
		(ASC 842)	(ASC 840)
Leases (in thousands)	Classification
Assets
Operating leases	Operating lease assets(a)	$11,940	N/A
Finance leases	Property and equipment, net(b)	1,754	1,344
Total leased assets, net		$13,694	$1,344

Liabilities
Current:
Operating leases	Accrued liabilities	$(2,117)	N/A
Finance leases	Current maturities of long-term debt	(639)	408
Non-current:
Operating leases	Operating lease liabilities, long-term	(11,823)	N/A
Finance leases	Long-term debt	(1,062)	851
Total lease liability		$(15,641)	$1,259

(a) Operating lease assets are recorded net of accumulated amortization of $1.1 million as of September 30, 2019.

(b) Finance lease assets are recorded net of accumulated amortization of $0.6 million and $0.4 million as of September 30, 2019 and December 31, 2018, respectively.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The table below discloses the costs for operating and finance leases for the three and nine months ended September 30, 2019 and 2018:

		Three months ended September 30,		Nine months ended September 30,
		2019	2018	2019	2018
		(ASC 842)	(ASC 840)	(ASC 842)	(ASC 840)
Operating lease costs (in thousands)	Classification
Operating lease cost - office building	Selling, general and administrative	$394	N/A	$1,183	N/A
Operating lease cost - R&D	Research and development	49	N/A	182	N/A
Operating lease cost - warehouses	Cost of gaming operations (a)	124	N/A	347	N/A

Finance lease cost
Depreciation of leased assets	Depreciation and amortization	248	116	505	312
Interest on lease liabilities	Interest expense	10	5	29	15
Total Lease Cost		$825	$121	$2,246	$327

The table below sets forth the maturity of the operating and financing leases liabilities for five years and thereafter under ASC 842:

	Operating Leases (a)	Financing Leases	Total
Maturity of lease liabilities (in thousands)
2019 (excluding nine months ended September 30, 2019)	$717	$164	$881
2020	2,897	648	3,545
2021	2,476	555	3,031
2022	1,951	311	2,262
2023	1,825	74	1,899
Thereafter	7,411	13	7,424
Total lease payments	$17,277	$1,765	$19,042
Less: interest	3,337	64	3,401
Present value of lease liabilities	$13,940	$1,701	$15,641

(a) Operating leases payments exclude $14.3 million of legally binding minimum lease payments for leases signed but not commenced as of September 30, 2019.

Future minimum lease payments under ASC 840 as of December 31, 2018 were as follows:

Total (in thousands)
For the year ended
December 31,
2019	$2,817
2020	2,716
2021	2,212
2022	1,470
2023	1,121
Thereafter	5,260
Total	$15,596

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table sets forth the weighted average of the lease terms and discount rates for operating and finance leases as of September 30, 2019 and 2018.

	As of	As of
	September 30,	December 31,
	2019	2018
	(ASC 842)	(ASC 840)
Lease term and discount rate
Operating
Weighted average remaining lease term (years)	8.8	N/A
Weighted average discount rate	5.9%	N/A
Finance Leases
Weighted average remaining lease term (years)	2.0	2.7
Weighted average discount rate	2.7%	2.6%

Other Information

The table below discloses cash paid for the amounts included in the measurement of lease liabilities for the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30,
	2019	2018
	(ASC 842)	(ASC 840)
Cash paid for amounts included in the measurement of lease liabilities (in thousands)
Operating cash flows from operating leases	$1,906	N/A
Operating cash flows from finance leases	$29	$14
Financing cash flows from finance leases	$446	$290

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading designer and supplier of EGMs and other products and services for the gaming industry. We operate our business in three distinct segments: EGMs, Table Products and Interactive. Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line. Founded in 2005, we historically focused on supplying EGMs, including slot machines, video bingo machines, and other electronic gaming devices, to the Native American gaming market. Since 2014, we have expanded our product line-up to include: (i) Class III EGMs for commercial and Native American casinos permitted to operate Class III EGMs, (ii) table game products and (iii) interactive products, all of which we believe provide us with growth opportunities as we expand in markets where we currently have limited or no presence. Our expansion into Class III and ancillary product offerings has driven our strong growth and momentum in revenue, EGM adjusted EBITDA and our installed base. For the period ended September 30, 2019, approximately 70% of our total revenue was generated through recurring contracted lease agreements whereby we place EGMs and table game products at our customers’ gaming facilities under either a revenue sharing agreement (we receive a percentage of the revenues that these products generate) or fee-per-day agreement (we receive a daily or monthly fixed fee per EGM or table game product), or recurring revenue from our Interactive gaming operations.

EGM Segment

EGMs constitute our largest segment, representing 95% of our revenue for three months ended September 30, 2019. We have a library over 398 proprietary game titles that we deliver on several state-of-the-art EGM cabinets, including ICON and Orion Upright (our core cabinets), Orion Portrait (our premium cabinet) and Orion Slant (our core plus cabinets) and Big Red/Colossal Diamonds (our specialty large-format jumbo cabinet). Our cabinets and game titles are consistently named among the top-performing premium leased games in the industry. We also have developed a new Latin-style bingo cabinet called Alora, which we plan to use in select international markets, including Mexico, the Philippines, and potentially Brazil.

We have increased our installed base of EGMs every year from 2005 through the period ended September 30, 2019, and as of September 30, 2019, our total EGM installed base comprised of 27,392 units (18,724 domestic and 8,668 international). We remain highly focused on continuing to expand our installed base of leased EGMs in markets that we currently serve as well as new jurisdictions where we do not presently have any EGMs installed. Since our founding, we have made significant progress in expanding the number of markets where we are licensed to sell or lease our EGMs. In 2005, we were licensed in three states (five total licenses) and currently we are licensed in 40 U.S. states and nine foreign countries (approximately 288 total licenses).

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

We categorize our EGM titles into two main groups: “Core” and “Premium and Specialty”. Our Core titles have a proven track record of success and are targeted at maintaining and growing our current installed base. Our Premium titles include unique and niche titles that provide a distinctive player experience and are targeted at increasing floor space in both existing and new jurisdictions. Specialty titles describe our jumbo games, such as Colossal Diamonds, and games made specifically for high-limit winnings. In total, our development teams have the capabilities to produce approximately 60 games per year. We believe this strategy of producing diversified content will enable us to maintain and grow our market leadership within our current Class II base, as well as continue our expansion into Class III commercial and tribal casinos.

Table Products

In addition to our existing portfolio of EGMs, we also offer our customers more than 40 unique table product offerings, including live felt table games, side bet offerings, progressives, signage, and other ancillary table game equipment. Our table products are designed to enhance the table games section of the casino floor (commonly known as “the pit”). Over the past 10 years, there has been a trend of introducing side bets on blackjack tables to increase the game’s overall hold. Our table products segment offers a full suite of side bets and specialty table games that capitalize on this trend, and we believe that this segment will serve as an important growth engine for our company, including by generating further cross-selling opportunities with our EGM offerings. As of September 30, 2019, we had an installed base of 3,601 table products domestically and internationally and we believe we are presently a leading supplier of table products to the gaming industry based on number of products placed.

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

Currently, our B2C social casino games consists exclusively of our mobile app, Lucky Play Casino. The app contains numerous AGS game titles available for consumers to play for fun or with chips they purchase in the app. Some of our most popular social casino games include content that is also popular in land-based casinos such as Fire Wolf, Gold Dragon Red Dragon, Legend of the White Buffalo, Royal Reels, Colossal Diamonds, So Hot, Monkey in the Bank, and many more. Our B2C games leverage the global connectivity and distribution of Facebook, as well as mobile platforms such as the Apple App Store for Apple devices and the Google Play Store for Android devices, which provides a platform to offer our games as well as payment processing.

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

Key Drivers of Our Business

Our revenues are impacted by the following key factors:

•	the amount of money spent by consumers on our domestic revenue share installed base;
•	the amount of the daily fee and selling price of our participation electronic gaming machines;
•	our revenue share percentage with customers;
•	the capital budgets of our customers;
•	the level of replacement of existing electronic gaming machines in existing casinos;
•	expansion of existing casinos;
•	development of new casinos;
•	opening of new gaming jurisdictions both in the United States and internationally;
•	our ability to obtain and maintain gaming licenses in various jurisdictions;
•	the relative competitiveness and popularity of our electronic gaming machines compared to competitive products offered in the same facilities; and
•	general macro-economic factors, including levels of and changes to consumer disposable income and personal consumption spending.

Our expenses are impacted by the following key factors:

•	fluctuations in the cost of labor relating to productivity, overtime and training;
•	fluctuations in the price of components for gaming equipment;
•	fluctuations in energy prices;
•	changes in the cost of obtaining and maintaining gaming licenses;
•	fluctuations in the level of maintenance expense required on gaming equipment; and
•	tariff increases.

Variations in our selling, general and administrative expenses, and research and development expenses are primarily due to changes in employment and salaries and related fringe benefits.

Results of Operations

Three Months Ended September 30, 2019 compared to the Three Months Ended September 30, 2018

The following tables set forth certain selected condensed consolidated financial data for the three months ended September 30, 2019 and 2018 (in thousands):

	Three months ended September 30,		$	%
	2019	2018	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$52,522	$50,701	$1,821	3.6%
Equipment sales	26,855	24,825	2,030	8.2%
Total revenues	79,377	75,526	3,851	5.1%
Operating expenses
Cost of gaming operations	10,170	10,494	(324)	(3.1)%
Cost of equipment sales	13,479	12,109	1,370	11.3%
Selling, general and administrative	16,861	15,284	1,577	10.3%
Research and development	8,671	7,894	777	9.8%
Write-downs and other charges	807	667	140	21.0%
Depreciation and amortization	23,810	18,968	4,842	25.5%
Total operating expenses	73,798	65,416	8,382	12.8%
Income from operations	5,579	10,110	(4,531)	(44.8)%
Other expense (income)
Interest expense	9,320	8,956	364	4.1%
Interest income	(42)	(89)	47	(52.8)%
Other (income) expense	(106)	434	(540)	(124.4)%
(Loss) income before income taxes	(3,593)	809	(4,402)	(544.1)%
Income tax (expense) benefit	(1,926)	3,538	(5,464)	(154.4)%
Net (loss) income	(5,519)	4,347	(9,866)	(227.0)%
Less: Net income attributable to non-controlling interests	(17)	-	(17)	(100.0)%
Net (loss) income attributable to PlayAGS, Inc.	$(5,536)	$4,347	$(9,883)	(227.4)%

Revenues

Gaming Operations. The increase in gaming operations revenue was primarily due to the increase in our EGM installed base by 2,656 domestic units, which is primarily attributable to the purchase of approximately 2,500 EGMs from Integrity in February 2019, as described in Item 1 “Financial Statements” Note 2 to our condensed consolidated financial statements. The increase is also attributable to the continued success of our ICON cabinet and the popularity of our Orion Portrait cabinet that have increased our installed base, offset by the sale of 700 previously leased VLT EGMs. In addition, the increase is also attributed to the increase of 552 international EGM units, due to the expansion of our market share in under serviced markets within Mexico and our initial entry into the Philippines. Additionally, Table Products gaming operations revenue increased $0.5 million, which is attributable to the increase in the Table Products installed base to 3,601 units compared to 3,065 units in the prior year period. These increases were offset by a $0.5 million decrease in our Interactive segment primarily related to a decrease of B2C social revenues.

Equipment Sales. The increase in equipment sales is due to the sale of 1,391 EGM units in the three months ended September 30, 2019, compared to 1,332 EGM units in the prior year period. The increase in the number of units sold is primarily attributable to the success of our new Orion Portrait cabinet and our growth in the Class III market as well as the launch of our Orion Upright cabinet. The increase in equipment sales was further increased by a $425, or 2.4%, increase in the domestic average sales price compared to the prior year period.

Operating Expenses

Cost of gaming operations. The increase in costs of gaming operations was the result of increased service costs on our increased installed base of 27,392 EGM units compared to 24,184 units in the prior year period, as well as increased table games installed base that increased 17.5% compared to the prior year period. As a percentage of gaming operations revenue, costs of gaming operations was 19.4% for the three months ended September 30, 2019 compared to 20.7% for the prior year period.

Cost of Equipment Sales. The increase in cost of equipment sales is attributable to the increase of 1,391 EGM units sold for the three months ended September 30, 2019 compared to 1,332 units sold in prior year period. As a percentage of equipment sales revenue, costs of equipment sales was 50.2% for the three months ended September 30, 2019 compared to 48.8% for the prior year period.

Selling, general and administrative. The increase in selling, general and administrative expenses is primarily due to a $1.6 million loss reserve recorded in the current period that we expect will be offset by an insurance recovery in a future period as described in Item 1 “Financial Statements” Note 13 to our condensed consolidated financial statements and an increase in stock-based compensation of $0.9 million, offset by a decrease in sales and marketing expenses of $0.7 million, which is primarily related to reduced user acquisition costs in our Interactive segment.

Research and development. The increase in research and development expenses is primarily due to  increased salary and benefit costs of $0.9 million, increased stock-based compensation of $0.5 million, offset by decreased development costs of $0.4 million.

Write-downs and other charges. The Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income include various non-routine transactions, such as loss on disposal or impairment of long-lived assets and fair value adjustments to contingent consideration that have been classified as write-downs and other charges. During the three months ended September 30, 2019, the Company recognized $0.8 million in write-downs and other charges driven by losses from the disposal of assets of $0.6 million, impairment to intangible assets of $0.1 million related to game titles (the Company used level 3 fair value measurements based on projected cash flows) and a fair value adjustment to contingent consideration of $0.1 million (the Company used level 3 fair value measurements based on projected cash flows).

During the three months ended September 30, 2018, the Company recognized $0.7 million in write-downs and other charges driven by losses from the disposal of assets of $0.4 million, impairment of intangible assets of $0.2 million (the Company used level 3 fair value measurements based on projected cash flows) and a fair value adjustment to contingent consideration of $0.1 million (the Company used level 3 fair value measurements based on projected cash flows).

Due to the changing nature of our write-downs and other charges, we describe the composition of the balances as opposed to providing a year over year comparison.

Depreciation and amortization. The increase was predominantly due to a $3.6 million increase in depreciation expense driven by an increased installed base and an increase in amortization expense of $1.1 million related to intangible assets being placed into service.

Other Expense, net

Interest expense. The increase in interest expense is predominantly attributable to an increase in the principal amounts outstanding under the first lien credit facilities as of September 30, 2019, compared to the amounts outstanding at September 30, 2018.

Other expense (income). The decrease is predominantly attributed to the effect of foreign currency fluctuation on trade payables and receivables denominated in foreign currencies.

Income Taxes

The Company's effective income tax rate for the three months ended September 30, 2019, was an expense of 53.6%. The difference between the federal statutory rate of 21% and the Company's effective tax rate for the three months ended September 30, 2019, was primarily due to changes in our valuation allowance on deferred tax assets and changes in the estimated forecast of pre-tax book income and loss for each respective jurisdiction. The Company's effective income tax rate for the three months ended September 30, 2018, was a benefit of 437.3%. The difference between the federal statutory rate of 21% and the Company's effective tax rate for the three months ended September 30, 2018, was primarily due to changes in our valuation allowance on deferred tax assets and changes in the estimated forecast of pre-tax book income and loss for each respective jurisdiction.

Nine Months Ended September 30, 2019 compared to the Nine Months Ended September 30, 2018

The following tables set forth certain selected condensed consolidated financial data for the nine months ended  September 30, 2019 and 2018 (in thousands):

	Nine months ended September 30,		$	%
	2019	2018	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$158,976	$152,887	$6,089	4.0%
Equipment sales	67,952	60,317	7,635	12.7%
Total revenues	226,928	213,204	13,724	6.4%
Operating expenses
Cost of gaming operations	30,721	29,062	1,659	5.7%
Cost of equipment sales	32,906	28,919	3,987	13.8%
Selling, general and administrative	46,343	47,411	(1,068)	(2.3)%
Research and development	25,175	23,374	1,801	7.7%
Write-downs and other charges	6,859	3,282	3,577	109.0%
Depreciation and amortization	69,002	57,784	11,218	19.4%
Total operating expenses	211,006	189,832	21,174	11.2%
Income from operations	15,922	23,372	(7,450)	(31.9)%
Other expense (income)
Interest expense	27,754	28,253	(499)	(1.8)%
Interest income	(112)	(162)	50	(30.9)%
Loss on extinguishment and modification of debt	-	4,608	(4,608)	(100.0)%
Other expense	5,108	10,121	(5,013)	(49.5)%
Loss before income taxes	(16,828)	(19,448)	2,620	(13.5)%
Income tax benefit	3,884	8,947	(5,063)	(56.6)%
Net loss	(12,944)	(10,501)	(2,443)	23.3%
Less: Net income attributable to non-controlling interests	(231)	-	(231)	(100.0)%
Net loss attributable to PlayAGS, Inc.	$(13,175)	$(10,501)	$(2,674)	25.5%

Revenues

Gaming Operations. The increase in gaming operations revenue was primarily due to the increase in our EGM installed base by 2,656 domestic units, which is primarily attributable to the purchase of approximately 2,500 EGMs from Integrity in February 2019, as described in Item 1 “Financial Statements” Note 2 to our condensed consolidated financial statements. The increase is also attributable to the continued success of our ICON cabinet and the popularity of our Orion Portrait cabinet that have increased our installed base, offset by the strategic removal of approximately 500 EGMs in July of the prior year at one casino and by the sale of 700 of previously leased VLT EGMs. In addition, the increase is also attributed to the increase of 552 international EGM units, due to the expansion of our market share in under serviced markets within Mexico and our initial entry into the Philippines. Additionally, Table Products gaming operations revenue increased $1.6 million which is attributable to the increase in the Table Products installed base to 3,601 units compared to 3,065 units in the prior year period. These increases were offset by a $1.8 million decrease in our Interactive segment primarily related to a decrease of B2C social revenues.

Equipment Sales. The increase in equipment sales revenue is due to the sale of 3,596 EGM units in the nine months ended September 30, 2019, compared to 3,228 EGM units in the prior year period. The increase in the number of units sold is primarily attributable to the success of our new Orion Portrait cabinet and our growth in the Class III market as well as the launch of the Orion Upright cabinet. The increase in equipment sales was further increased by a 1.2% increase in the domestic average sales price compared to the prior year period.

Operating Expenses

Cost of gaming operations. The increase in costs of gaming operations was the result of increased service costs on our increased installed base of 27,392 EGM units compared to 24,184 units in the prior year period, as well as increased table games installed base that increased 17.5% compared to the prior year period. As a percentage of gaming operations revenue, costs of gaming operations was 19.3% for the nine months ended September 30, 2019 compared to 19.0% for the prior year period.

Cost of Equipment Sales. The increase in cost of equipment sales is attributable to the increase of 3,596 EGM units sold for the nine months ended September 30, 2019 compared to 3,228 units sold in prior year period. As a percentage of equipment sales revenue, costs of equipment sales was 48.4% for the nine months ended September 30, 2019 compared to 47.9% for the prior year period.

Selling, general and administrative. The decrease in selling, general and administrative expenses is primarily due to the decrease of stock-based compensation expense in the amount of $3.8 million due to the initial charge of $6.2 million recorded in the first quarter of 2018 in connection with the IPO and a decrease in sales and marketing expenses of $1.5 million, which is primarily related to reduced user acquisition costs in our Interactive segment. The decrease was offset by increases of $1.9 million in salaries and benefits due to higher headcount, a $1.6 million loss reserve recorded in the current period that we expect will be offset by an insurance recovery in a future period as described in Item 1 “Financial Statements” Note 13 to our condensed consolidated financial statements and an increase in property taxes of $0.5 million due to a tax credit that was present in the prior period.

Research and development. The increase in research and development costs is primarily due to an increase in salaries and benefit costs due to higher headcount of $2.0 million, offset by a decrease of $0.2 million of stock-based compensation expense (due to an initial charge of $1.6 million recorded in the first quarter of 2018 in connection with the IPO).

Write-downs and other charges. During the nine months ended September 30, 2019, the Company recognized $6.9 million in write-downs and other charges driven by the impairment of goodwill in our RMG Interactive reporting unit of $3.5 million as well as related impairments of intangible assets in the RMG Interactive reporting unit of $1.3 million, which are described in Note 4. We also recorded losses from the disposal of assets of $1.0 million, a fair value adjustment to contingent consideration of $0.5 million (the Company used level 3 fair value measurements based on projected cash flows) and the impairment to intangible assets of $0.5 million related to game titles (the Company used level 3 fair value measurements based on projected cash flows).

During the nine months ended September 30, 2018, the Company recognized $3.3 million in write-downs and other charges driven by losses from the disposal of assets of $1.4 million, the impairment to intangible assets related to game titles and assets associated with terminated development agreements of $1.2 million (the Company used level 3 fair value measurements based on projected cash flows), and a fair value adjustment to contingent consideration of $0.7 million (the Company used level 3 fair value measurements based on projected cash flows).

Due to the changing nature of our write-downs and other charges, we describe the composition of the balances as opposed to providing a year over year comparison.

Depreciation and amortization. The increase was predominantly due to a $10.0 million increase in depreciation expense driven by an increased installed base and an increase in amortization expense of $1.2 million due to intangible assets being placed into service.

Other Expense, net

Interest expense. The decrease in interest expense is predominantly attributed to the redemption of our 11.25% senior secured PIK notes as well as the further decrease in the interest rate on our first lien credit facilities we obtained on February 7, 2018 and October 5, 2018. See Item 1. “Financial Statements” Note 6 for a detailed discussion regarding long-term debt. These decreases were partially offset by an increase in the principal amounts outstanding under the first lien credit facilities as of September 30, 2019, compared to the amount outstanding at September 30, 2018.

Other expense (income). The decrease is predominantly attributed to the write-off of indemnification receivables of $5.4 million as the related liability for uncertain tax positions was also written-off due to the lapse in the statute of limitations. See Item 1. “Financial Statements” Note 12 for a detailed description of the indemnification receivable. The remaining change was due to the effect of foreign currency fluctuation on trade payables and receivables denominated in foreign currencies.

Income Taxes

The Company's effective income tax rate for the nine months ended September 30, 2019, was a benefit of 23.1%. The difference between the federal statutory rate of 21% and the Company's effective tax rate for the nine months ended September 30, 2019, was primarily due to changes in our valuation allowance on deferred tax assets, various permanent items, lapse in the applicable statute of limitations for certain uncertain tax positions and impairment of goodwill. The Company's effective income tax rate for the nine months ended September 30, 2018, was a benefit of 46.0%. The difference between the federal statutory rate of 21% and the Company's effective tax rate for the nine months ended September 30, 2018, was primarily due to changes in our valuation allowance on deferred tax assets and lapse in the applicable statute of limitations for certain uncertain tax positions.

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

Segment revenues include leasing, licensing or selling of products within each reportable segment. We measure segment performance in terms of revenue, segment-specific adjusted EBITDA and unit placements. We believe that unit placements are an important gauge of segment performance for EGM’s and Table Products because it measures historical market placements of leased and sold units and provides insight into potential markets for next-generation products and service. We do not present a sold unit cumulative installed base as previously sold units may no longer be in use by our customers or may have been replaced by other models or products.

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

The tables below present each of the Adjusted Expenses and include a reconciliation to the nearest GAAP measure.

Electronic Gaming Machines

Three Months Ended September 30, 2019 compared to the Three Months Ended September 30, 2018

	Three months ended September 30,		$	%
(amounts in thousands except unit data)	2019	2018	Change	Change
EGM segment revenues:
Gaming operations	$48,854	$47,109	$1,745	3.7%
Equipment sales	26,445	24,675	1,770	7.2%
Total EGM revenues	$75,299	$71,784	$3,515	4.9%

EGM segment expenses and adjusted expenses:
Cost of gaming operations(1)	9,590	9,548	42	0.4%
Less: Adjustments(2)	621	528	93	17.6%
Adjusted cost of gaming operations	8,969	9,020	(51)	(0.6)%

Cost of equipment sales	13,279	12,096	1,183	9.8%

Selling, general and administrative	13,725	12,917	808	6.3%
Less: Adjustments(3)	1,646	1,248	398	31.9%
Adjusted cost of selling, general and administrative	12,079	11,669	410	3.5%

Research and development	7,564	6,298	1,266	20.1%
Less: Adjustments(4)	670	119	551	463.0%
Adjusted cost of research and development	6,894	6,179	715	11.6%

Accretion of placement fees	1,747	1,206	541	44.9%

EGM adjusted EBITDA	$35,825	$34,026	$1,799	5.3%

EGM unit information:
VLT	517	1,217	(700)	(57.5)%
Class II	12,355	11,477	878	7.7%
Class III	5,852	3,374	2,478	73.4%
Domestic installed base, end of period	18,724	16,068	2,656	16.5%
International installed base, end of period	8,668	8,116	552	6.8%
Total installed base, end of period	27,392	24,184	3,208	13.3%

Domestic revenue per day	$25.08	$27.14	(2.06)	(7.6)%
International revenue per day	$7.99	$8.52	(0.53)	(6.2)%
Total revenue per day	$19.68	$20.95	(1.27)	(6.1)%

Domestic EGM units Sold	1,350	1,332	18	1.4%
Total EGM units Sold	1,391	1,332	59	4.4%
Domestic average sales price	$18,476	$18,051	425	2.4%

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

Gaming Operations Revenue

The increase in gaming operations revenue was primarily due to the increase in our EGM installed base of 2,656 domestic units, which is primarily attributable to the purchase of approximately 2,500 EGMs from Integrity in February 2019, as described in Item 1. “Financial Statements” Note 2 to our condensed consolidated financial statements. The increase is also attributable to the continued success of our ICON cabinet and the popularity of our Orion Portrait cabinet that have increased our installed base, offset by the sale of 700 units of previously leased VLT EGMs. In addition, the increase is also attributed to the increase of 552 international EGM units, due to the expansion of our market share in under serviced markets within Mexico and our initial entry into the Philippines. These increases were offset by a decrease in total revenue per day, which was caused by various factors, such as new installations in markets with lower revenue per day, as well as the inclusion of EGMs from Integrity, which historically generated revenue per day lower than the Company’s average.

Equipment Sales

The increase in equipment sales is due to the sale of 1,391 EGM units in the three months ended September 30, 2019, compared to 1,332 EGM units in the prior year period. The increase in the number of units sold is primarily attributable to the success of our new Orion Portrait cabinet and our growth in the Class III market as well as the launch of the Orion Upright cabinet. The increase in equipment sales was further increased by a $425, or 2.4%, decrease in the domestic average sales price compared to the prior year period.

EGM Adjusted EBITDA

EGM adjusted EBITDA includes the revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write-downs and other charges, accretion of placement fees, as well as other costs. See Item 1. “Financial Statements” Note 14 for further explanation of adjustments. The increase in EGM adjusted EBITDA is attributable to the increases in revenue and decreased adjusted cost of gaming operations, each described above, offset by increased selling, general and administrative expenses and research and development expenses driven by the increase in salaries and benefit costs due to increased headcount and other operating expenses. The increase in revenue was further offset by increased cost of equipment sales due to higher sales volume and product mix compared to the prior period. EGM adjusted EBITDA margin was 47.6% and 47.4% for the three months ended September 30, 2019 and 2018, respectively.

Electronic Gaming Machines

Nine Months Ended September 30, 2019 compared to the Nine Months Ended September 30, 2018

	Nine Months Ended September 30,		$	%
(amounts in thousands except unit data)	2019	2018	Change	Change
EGM segment revenues:
Gaming operations	$148,515	$142,301	$6,214	4.4%
Equipment sales	67,417	60,060	7,357	12.2%
Total EGM revenues	$215,932	$202,361	$13,571	6.7%

EGM segment expenses and adjusted expenses:
Cost of gaming operations(1)	28,425	26,085	2,340	9.0%
Less: Adjustments(2)	1,793	1,546	247	16.0%
Adjusted cost of gaming operations	26,632	24,539	2,093	8.5%

Cost of equipment sales	32,653	28,884	3,769	13.0%

Selling, general and administrative	40,018	41,694	(1,676)	(4.0)%
Less: Adjustments(3)	6,103	11,407	(5,304)	(46.5)%
Adjusted cost of selling, general and administrative	33,915	30,287	3,628	12.0%

Research and development	21,042	19,057	1,985	10.4%
Less: Adjustments(4)	1,848	2,191	(343)	(15.7)%
Adjusted cost of research and development	19,194	16,866	2,328	13.8%

Accretion of placement fees	4,550	3,412	1,138	33.4%

EGM adjusted EBITDA	$108,088	$105,197	$2,891	2.7%

EGM unit information:
VLT	517	1,217	(700)	(57.5)%
Class II	12,355	11,477	878	7.7%
Class III	5,852	3,374	2,478	73.4%
Domestic installed base, end of period	18,724	16,068	2,656	16.5%
International installed base, end of period	8,668	8,116	552	6.8%
Total installed base, end of period	27,392	24,184	3,208	13.3%

Domestic revenue per day	$25.88	$27.22	$(1.34)	(4.9)%
International revenue per day	$8.30	$8.53	$(0.23)	(2.7)%
Total revenue per day	$20.30	$21.22	$(0.92)	(4.3)%

Domestic EGM units sold	3,427	3,182	245	7.7%
Total EGM units sold	3,596	3,228	368	11.4%
Domestic average sales price	$18,463	$18,239	$224	1.2%

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

Gaming Operations Revenue

The increase in gaming operations revenue was primarily due to the increase in our EGM installed base of 2,656 domestic units, which is primarily attributable to the purchase of approximately 2,500 EGMs from Integrity in February 2019, as described in as described in Item 1. “Financial Statements” Note 2 to our condensed consolidated financial statements. The increase is also attributable to the continued success of our ICON cabinet and the popularity of our Orion Portrait cabinet that have that have increased our installed base, offset by the strategic removal of approximately 500 EGMs in July of the prior year at one casino as well as the sale of 700 units of previously leased VLT EGMs. In addition, the increase is also attributed to the increase of 552 international EGM units, due to the expansion of our market share in under serviced markets within Mexico and our initial entry to the Philippines. These increases were offset by a decrease in total revenue per day, which was caused by various factors, such as new installations in markets with lower revenue per day, as well as the inclusion of EGMs from Integrity, which historically generated revenue per day lower than the Company’s average.

Equipment Sales

The increase in equipment sales is due to the sale of 3,596 EGM units in the nine months ended September 30, 2019, compared to 3,228 EGM units in the prior year period. The increase in the number of units sold is primarily attributable to the success of our new Orion Portrait cabinet and our growth in the Class III market as well as the launch of our Orion Upright cabinet. The increase in equipment sales revenue was further increased by a 1.4% increase in the domestic average sales price compared to the prior year period.

EGM Adjusted EBITDA

EGM adjusted EBITDA includes the revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write-downs and other charges, accretion of placement fees, as well as other costs. See Item 1. “Financial Statements” Note 14 for further explanation of adjustments. The increase in EGM adjusted EBITDA is attributable to the increases in revenue described above offset by increased adjusted costs of gaming operations due to an increased installed base compared to the prior period, increased selling, general and administrative expenses and research and development expenses driven by the increase in salaries and benefit costs due to increased headcount and other operating expenses. The increase in revenue was further offset by increased cost of equipment sales due to higher sales volume compared to the prior period. EGM adjusted EBITDA margin was 50.1% and 52.0% for the nine months ended September 30, 2019 and 2018, respectively. The decrease in adjusted EBITDA margin is attributable to the increased proportion of equipment sales as part of total revenues, increased service costs and increased operating costs.

Table Products

Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018

	Three months ended September 30,		$	%
(amounts in thousands except unit data)	2019	2018	Change	Change
Table Products segment revenues:
Gaming operations	$2,451	$1,902	$549	28.9%
Equipment sales	410	150	260	173.3%
Total Table Products revenues	$2,861	$2,052	$809	39.4%

Table Products segment expenses and adjusted expenses:
Cost of gaming operations(1)	241	382	(141)	(36.9)%
Less: Adjustments(2)	149	-	149	N/A
Adjusted cost of gaming operations	92	382	(290)	(75.9)%

Cost of equipment sales	200	13	187	1438.5%

Selling, general and administrative	708	554	154	27.8%
Less: Adjustments(3)	41	10	31	310.0%
Adjusted cost of selling, general and administrative	667	544	123	22.6%

Research and development	525	694	(169)	(24.4)%
Less: Adjustments(4)	32	9	23	255.6%
Adjusted cost of research and development	493	685	(192)	(28.0)%

Table Products adjusted EBITDA	$1,409	$428	$981	229.2%

Table Products unit information:
Table products installed base, end of period	3,601	3,065	536	17.5%
Average monthly lease price	$232	$214	$18	8.4%

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

Gaming Operations Revenue

The increase in Table Products gaming operations revenue is attributable to the increase in the Table Products installed base to 3,601 units compared to 3,065 units in the prior year period. The success of our progressives such as Super 4 and Royal 9, premium Crisscross Poker, as well as the success of the Dex S, are the primary drivers of the increase in the Table Products revenue and installed base compared to the prior year period.

Equipment Sales

The increase in equipment sales is due to the initial sales of our shuffler, Dex S, and sales of our table signage.

Tables Products Adjusted EBITDA

Table Products adjusted EBITDA includes the revenues and operating expenses from the Table Products segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 14 for further explanation of adjustments. The increase in Table Products adjusted EBITDA is attributable to the increases in revenue described above and to decreased adjusted cost of gaming operations primarily due to conversions of progressive games from third party hardware to our new STAX progressive and decreased research and development costs related to development expenses incurred in the prior period. Additionally, the increase in revenue was further offset by the increase in selling, general and administrative costs due to higher headcount.

Table Products

Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018

	Nine months ended September 30,		$	%
(amounts in thousands except unit data)	2019	2018	Change	Change
Table Products segment revenues:
Gaming operations	$6,902	$5,257	$1,645	31.3%
Equipment sales	535	257	278	108.2%
Total Table Products revenues	$7,437	$5,514	$1,923	34.9%

Table Products segment expenses and adjusted expenses:
Cost of gaming operations(1)	1,191	1,427	(236)	(16.5)%
Less: Adjustments(2)	356	-	356	N/A
Adjusted cost of gaming operations	835	1,427	(592)	(41.5)%

Cost of equipment sales	253	35	218	622.9%

Selling, general and administrative	1,784	1,861	(77)	(4.1)%
Less: Adjustments(3)	106	390	(284)	(72.8)%
Adjusted cost of selling, general and administrative	1,678	1,471	207	14.1%

Research and development	2,070	2,353	(283)	(12.0)%
Less: Adjustments(4)	93	456	(363)	(79.6)%
Adjusted cost of research and development	1,977	1,897	80	4.2%

Table Products adjusted EBITDA	$2,694	$684	$2,010	293.9%

Table Products unit information:
Table products installed base, end of period	3,601	3,065	536	17.5%
Average monthly lease price	$226	$215	$11	5.1%

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

Gaming Operations Revenue

The increase in Table Products gaming operations revenue is attributable to the increase in the Table Products installed base to 3,601 units compared to 3,065 units in the prior year period. The success of our progressives such as Super 4 and Royal 9, premium Crisscross Poker, as well as the success of the Dex S, are the primary drivers of the increase in the Table Products revenue and installed base compared to the prior year period.

Equipment Sales

The increase in equipment sales is due to the initial sales of our shuffler, Dex S and sales of our table signage.

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

Interactive

Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018

	Three months ended September 30,		$	%
(amounts in thousands)	2019	2018	Change	Change
Interactive segment revenue:
Gaming operations	$1,217	$1,690	$(473)	(28.0)%
Total Interactive revenue	$1,217	$1,690	$(473)	(28.0)%

Interactive segment expenses and adjusted expenses:
Cost of gaming operations(1)	339	564	(225)	(39.9)%

Selling, general and administrative	2,428	1,813	615	33.9%
Less: Adjustments(2)	1,649	547	1,102	201.5%
Adjusted cost of selling, general and administrative	779	1,266	(487)	(38.5)%

Research and development	582	902	(320)	(35.5)%
Less: Adjustments(3)	36	165	(129)	(78.2)%
Adjusted cost of research and development	546	737	(191)	(25.9)%

Interactive adjusted EBITDA	$(447)	$(877)	$430	(49.0)%

(1) Exclusive of depreciation and amortization.

(2) Adjustments to selling, general and administrative expense include non-cash stock compensation expense, acquisitions and integration related costs including restructuring and severance, legal and litigation expenses including settlement payments and other adjustments.

(3) Adjustments to research and development costs include non-cash stock compensation expense and acquisitions and integration related costs including restructuring and severance.

Gaming Operations Revenue

Because of our optimization strategy, interactive gaming operations revenue decreased compared to the prior year period due to the decrease in our social gaming revenues. These decreases were offset by an increase of $0.3 million in RMG revenue in the current period from our acquisition of AGS iGaming. We have launched our land-based content on the AGS iGaming platform in the current year which has contributed to the growth of revenue in this product segment.

Interactive Adjusted EBITDA

Interactive adjusted EBITDA includes the revenues and operating expenses from the Interactive segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 14 for further explanation of adjustments. The increase in interactive adjusted EBITDA is attributable to a decrease in operating costs including user acquisition spending and salary and benefit related expenses, as described above, offset by a decrease in revenues.

Interactive

Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018

	Nine months ended September 30,		$	%
(amounts in thousands)	2019	2018	Change	Change
Interactive segment revenue:
Gaming operations	$3,559	$5,329	$(1,770)	(33.2)%
Total Interactive revenue	$3,559	$5,329	$(1,770)	(33.2)%

Interactive segment expenses and adjusted expenses:
Cost of gaming operations(1)	1,105	1,550	(445)	(28.7)%

Selling, general and administrative	4,541	3,856	685	17.8%
Less: Adjustments(2)	2,045	653	1,392	213.2%
Adjusted cost of selling, general and administrative	2,496	3,203	(707)	(22.1)%

Research and development	2,063	1,964	99	5.0%
Less: Adjustments(3)	120	165	(45)	(27.3)%
Adjusted cost of research and development	1,943	1,799	144	8.0%

Interactive adjusted EBITDA	$(1,985)	$(1,223)	$(762)	62.3%

(1) Exclusive of depreciation and amortization.

(2) Adjustments to selling, general and administrative expense include non-cash stock compensation expense, acquisitions and integration related costs including restructuring and severance, legal and litigation expenses including settlement payments and other adjustments.

(3) Adjustments to research and development costs include non-cash stock compensation expense and acquisitions and integration related costs including restructuring and severance.

Gaming Operations Revenue

Because of our optimization strategy, interactive gaming operations revenue decreased compared to the prior year period due to the decrease in our social gaming revenues. These decreases were offset by an increase of $0.6 million in RMG revenue in the current period from our acquisition of AGS iGaming. We have launched our land-based content on the AGS iGaming platform in the quarter which has contributed to the growth of revenue in this product segment.

Interactive Adjusted EBITDA

Interactive adjusted EBITDA includes the revenues and operating expenses from the Interactive segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 14 for further explanation of adjustments. The decrease in interactive adjusted EBITDA is attributable to a decrease in revenues, as described above, as well as approximately $1.1 million of additional operating costs incurred by AGS iGaming offset by a decrease in user acquisition fees and platform fees associated with our social interactive business.

Total Adjusted EBITDA

The following tables provide reconciliations of segment financial information to our consolidated statement of operations and to total adjusted EBITDA. We have included revenues, operating expenses and other adjustments by segment which we believe are important to understanding the operating results of our segment (amounts in thousands):

	Three months ended September 30, 2019
	EGM	Table Products	Interactive	Total
Revenues
Gaming operations	$48,854	$2,451	$1,217	$52,522
Equipment sales	26,445	410	-	26,855
Total revenues	75,299	2,861	1,217	79,377
Cost of gaming operations(1)	9,590	241	339	10,170
Cost of equipment sales(1)	13,279	200	-	13,479
Selling, general and administrative	13,725	708	2,428	16,861
Research and development	7,564	525	582	8,671
Write-downs and other charges	807	-	-	807
Depreciation and amortization	22,772	962	76	23,810
Total operating expenses	67,737	2,636	3,425	73,798

Write-downs and other
Loss on disposal of long lived assets	570	-	-	570
Impairment of long lived assets	136	-	-	136
Fair value adjustments to contingent consideration and other items	101	-	-	101
Depreciation and amortization	22,772	962	76	23,810
Accretion of placement fees(2)	1,747	-	-	1,747
Non-cash stock-based compensation expense(3)	1,843	80	36	1,959
Acquisitions and integration related costs including restructuring and severance(4)	481	-	-	481
Initial public offering and secondary offering(5)	(11)	-	-	(11)
Legal and litigation expenses including settlement payments(6)	153	-	1,592	1,745
Non-cash charge on capitalized installation and delivery(7)	530	149	-	679
Other adjustments(8)	(59)	(7)	57	(9)
Adjusted EBITDA	$35,825	$1,409	$(447)	$36,787

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

(7) Non-cash charges on capitalized installation and delivery primarily include the costs to acquire contracts that are expensed over the estimated life of each contract.

(8) Other adjustments are primarily composed of professional fees incurred by the Company for projects, corporate and public filing compliance, contract cancellation fees, and other costs deemed to be non-operating in nature.

	Three months ended September 30, 2018
	EGM	Table Products	Interactive	Total
Revenues
Gaming operations	$47,109	$1,902	$1,690	$50,701
Equipment sales	24,675	150	-	24,825
Total revenues	71,784	2,052	1,690	75,526
Cost of gaming operations(1)	9,548	382	564	10,494
Cost of equipment sales(1)	12,096	13	-	12,109
Selling, general and administrative	12,917	554	1,813	15,284
Research and development	6,298	694	902	7,894
Write-downs and other charges	667	-	-	667
Depreciation and amortization	17,966	701	301	18,968
Total operating expenses	59,492	2,344	3,580	65,416

Write-downs and other
Loss on disposal of long lived assets	363	-	-	363
Impairment of long lived assets	204	-	-	204
Fair value adjustments to contingent consideration and other items	100	-	-	100
Depreciation and amortization	17,966	701	301	18,968
Accretion of placement fees(2)	1,206	-	-	1,206
Non-cash stock-based compensation expense(3)	502	19	17	538
Acquisitions and integration related costs including restructuring and severance(4)	51	-	695	746
Initial public offering and secondary offering(5)	859	-	-	859
Legal and litigation expenses including settlement payments(6)	(45)	-	-	(45)
Non-cash charge on capitalized installation and delivery(7)	494	-	-	494
Other adjustments(8)	34	-	-	34
Adjusted EBITDA	$34,026	$428	$(877)	$33,577

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

(6) Legal and litigation related costs consist of payments to law firms and settlements for matters that are outside the normal course of business. These costs are related to litigation and matters that were not significant individually.

(7) Non-cash charges on capitalized installation and delivery primarily include the costs to acquire contracts that are expensed over the estimated life of each contract.

(8) Other adjustments are primarily composed of professional fees incurred by the Company for projects, corporate and public filing compliance, contract cancellation fees, and other costs deemed to be non-operating in nature.

	Nine months ended September 30, 2019
	EGM	Table Products	Interactive	Total
Revenues
Gaming operations	$148,515	$6,902	$3,559	$158,976
Equipment sales	67,417	535	-	67,952
Total revenues	215,932	7,437	3,559	226,928
Cost of gaming operations(1)	28,425	1,191	1,105	30,721
Cost of equipment sales(1)	32,653	253	-	32,906
Selling, general and administrative	40,018	1,784	4,541	46,343
Research and development	21,042	2,070	2,063	25,175
Write-downs and other charges	2,050	-	4,809	6,859
Depreciation and amortization	65,733	2,653	616	69,002
Total operating expenses	189,921	7,951	13,134	211,006

Write-downs and other
Loss on disposal of long lived assets	1,015	-	-	1,015
Impairment of long lived assets	534	-	4,809	5,343
Fair value adjustments to contingent consideration and other items	501	-	-	501
Depreciation and amortization	65,733	2,653	616	69,002
Accretion of placement fees(2)	4,550	-	-	4,550
Non-cash stock-based compensation expense(3)	4,944	207	158	5,309
Acquisitions and integration related costs including restructuring and severance(4)	2,585	-	359	2,944
Initial public offering and secondary offering(5)	414	-	-	414
Legal and litigation expenses including settlement payments(6)	157	-	1,591	1,748
Non-cash charge on capitalized installation and delivery(7)	1,636	355	-	1,991
Other adjustments(8)	8	(7)	57	58
Adjusted EBITDA	$108,088	$2,694	$(1,985)	$108,797

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

(7) Non-cash charges on capitalized installation and delivery primarily include the costs to acquire contracts that are expensed over the estimated life of each contract.

(8) Other adjustments are primarily composed of professional fees incurred by the Company for projects, corporate and public filing compliance, contract cancellation fees, and other costs deemed to be non-operating in nature.

	Nine months ended September 30, 2018
	EGM	Table Products	Interactive	Total
Revenues
Gaming operations	$142,301	$5,257	$5,329	$152,887
Equipment sales	60,060	257	-	60,317
Total revenues	202,361	5,514	5,329	213,204
Cost of gaming operations(1)	26,085	1,427	1,550	29,062
Cost of equipment sales(1)	28,884	35	-	28,919
Selling, general and administrative	41,694	1,861	3,856	47,411
Research and development	19,057	2,353	1,964	23,374
Write-downs and other charges	3,282	-	-	3,282
Depreciation and amortization	55,083	1,989	712	57,784
Total operating expenses	174,085	7,665	8,082	189,832

Write-downs and other
Loss on disposal of long lived assets	1,383	-	-	1,383
Impairment of long lived assets	1,199	-	-	1,199
Fair value adjustments to contingent consideration and other items	700	-	-	700
Depreciation and amortization	55,083	1,989	712	57,784
Accretion of placement fees(2)	3,412	-	-	3,412
Non-cash stock-based compensation expense(3)	8,200	844	123	9,167
Acquisitions and integration related costs including restructuring and severance(4)	2,461	-	695	3,156
Initial public offering and secondary offering(5)	2,166	2	-	2,168
Legal and litigation expenses including settlement payments(6)	789	-	-	789
Non-cash charge on capitalized installation and delivery(7)	1,478	-	-	1,478
Other adjustments(8)	50	-	-	50
Adjusted EBITDA	$105,197	$684	$(1,223)	$104,658

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

(6) Legal and litigation related costs consist of payments to law firms and settlements for matters that are outside the normal course of business. These costs are related to litigation and matters that were not significant individually.

(7) Non-cash charges on capitalized installation and delivery primarily include the costs to acquire contracts that are expensed over the estimated life of each contract.

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

Due to these limitations, we rely primarily on our GAAP results, such as net (loss) income, income from operations, EGM Adjusted EBITDA, Table Products Adjusted EBITDA or Interactive Adjusted EBITDA and use Total adjusted EBITDA only supplementally.

The following tables reconcile net loss attributable to PlayAGS, Inc. to total adjusted EBITDA (amounts in thousands):

Three Months September 30, 2019 compared to the Three Months Ended September 30, 2018

	Three months ended September 30,		$	%
	2019	2018	Change	Change
Net (loss) income attributable to PlayAGS, Inc.	$(5,536)	$4,347	$(9,883)	(227.4)%
Income tax (benefit) expense	1,926	(3,538)	5,464	(154.4)%
Depreciation and amortization	23,810	18,968	4,842	25.5%
Other expense (income)	(106)	434	(540)	(124.4)%
Interest income	(42)	(89)	47	(52.8)%
Interest expense	9,320	8,956	364	4.1%
Write-downs and other(1)	807	667	140	21.0%
Other adjustments(2)	(3)	893	(896)	(100.3)%
Other non-cash charges(3)	2,426	1,700	726	42.7%
Legal and litigation expenses including settlement payments(4)	1,745	(45)	1,790	(3977.8)%
Acquisitions and integration related costs including restructuring and severance(5)	481	746	(265)	(35.5)%
Non-cash stock-based compensation	1,959	538	1,421	264.1%
Total Adjusted EBITDA	$36,787	$33,577	$3,210	9.6%

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

Nine Months Ended September 30, 2019 compared to the Nine Months Ended September 30, 2018

	Nine months ended September 30,		$	%
	2019	2018	Change	Change
Net loss attributable to PlayAGS, Inc.	$(13,175)	$(10,501)	$(2,674)	25.5%
Income tax (benefit) expense	(3,884)	(8,947)	5,063	(56.6)%
Depreciation and amortization	69,002	57,784	11,218	19.4%
Other expense (income)	5,108	10,121	(5,013)	(49.5)%
Interest income	(112)	(162)	50	(30.9)%
Interest expense	27,754	28,253	(499)	(1.8)%
Write-downs and other(1)	6,859	3,282	3,577	109.0%
Loss on extinguishment and modification of debt(2)	-	4,608	(4,608)	(100.0)%
Other adjustments(3)	703	2,218	(1,515)	(68.3)%
Other non-cash charges(4)	6,541	4,890	1,651	33.8%
Legal and litigation expenses including settlement payments(5)	1,748	789	959	121.5%
Acquisitions and integration related costs including restructuring and severance(6)	2,944	3,156	(212)	(6.7)%
Non-cash stock-based compensation	5,309	9,167	(3,858)	(42.1)%
Total Adjusted EBITDA	$108,797	$104,658	$4,139	4.0%

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

As of September 30, 2019, we had $11.7 million in cash and cash equivalents and $30.0 million available under our revolving credit facility. Based on our current business plan, we believe that our existing cash balances, cash generated from operations and availability under the revolving credit facility will be sufficient to meet our anticipated cash needs for at least the next twelve months. As of September 30, 2019, we were in compliance with the required covenants of our debt instruments, including the maximum net first lien leverage ratio, which was 3.4 to 1.0 out of a maximum of 6.0 to 1.0. However, our future cash requirements could be higher than we currently expect as a result of various factors. Our ability to meet our liquidity needs could be adversely affected if we suffer adverse results of operations, or if we violate the covenants and restrictions to which we are subject under our debt instruments. Additionally, our ability to generate sufficient cash from our operating activities is subject to general economic, political, regulatory, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under our existing credit facility in an amount sufficient to enable us to pay our service or repay our indebtedness or to fund our other liquidity needs, and we may be required to seek additional financing through credit facilities with other lenders or institutions or seek additional capital through private placements or public offerings of equity or debt securities.

Indebtedness

First Lien Credit Facilities

On June 6, 2017 (the “Closing Date”), AP Gaming I, LLC (the “Borrower”), a wholly owned indirect subsidiary of the Company, entered into a first lien credit agreement (“the First Lien Credit Agreement”), providing for $450.0 million in term loans and a $30.0 million revolving credit facility. The proceeds of the term loans were used primarily to repay the Company's then existing term loans, other indebtedness, to pay for the fees and expenses incurred in connection with the foregoing and otherwise for general corporate purposes.

On December 6, 2017, the Borrower entered into incremental facilities for $65.0 million in term loans (the “December Incremental Term Loans”). The net proceeds of the December Incremental Term Loans were used to finance the acquisition of electronic gaming machines and related assets operated by Rocket Gaming Systems (“Rocket”) and to pay fees and expenses in connection therewith and for general corporate purposes.

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

On August 30, 2019, the Borrower entered into Amendment No. 3 (the "Repricing Amendment") to the credit agreement. The Repricing Amendment reduced the interest rate margin on the revolving credit facility to the same interest rate margin as the term loans issued under the credit agreement.

As of September 30, 2019, we were in compliance with the required covenants of our debt instruments.

Equipment Long Term Note Payable and Finance Leases

The Company has entered into a financing agreement to purchase certain gaming devices, systems and related equipment and has entered into leases for vehicles and equipment that are accounted for as finance leases.

The following table summarizes our historical cash flows (in thousands):

	Nine months ended September 30,
	2019	2018
Cash Flow Information:
Net cash provided by operating activities	$62,481	$13,320
Net cash used in investing activities	(108,417)	(48,613)
Net cash (used in) provided by financing activities	(13,118)	49,252
Effect of exchange rates on cash and cash equivalents	3	4
Net (decrease) increase in cash and cash equivalents	$(59,051)	$13,963

Operating activities

Net cash provided by operating activities for the nine months ended September 30, 2019, was $62.5 million compared to net cash used provided by operating activities of $13.3 million in the prior year period, representing an increase of $49.2 million. This increase is primarily due to interest paid in the prior period in the amount of $37.6 million from the redemption of the senior secured PIK notes, improvement in our net loss adjusted for non-cash expenses of $7.7 million and less cash used related to assets and liabilities that relate to operations.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2019, was $108.4 million compared to $48.6 million used in investing activities in the prior year period, representing an increase in cash used of $59.8 million. The increase was primarily due to the acquisition of Integrity and In Bet, net of cash acquired, of $50.4 million and an increase in the purchase of intangibles, comprised primarily of placement fees of $4.0 million, and property and equipment of $4.3 million.

Financing activities

Net cash used by financing activities for the nine months ended September 30, 2019, was $13.1 million compared to net cash provided of $49.3 million for the nine months ended September 30, 2018, representing an decrease in cash of $62.4 million. The decrease was primarily due to prior year activity that included $172.2 million net proceeds that were received from the initial public offering, after deducting underwriting discounts and commissions of $4.2 million initial public offering costs, payments of placement obligations for our EGMs of $3.4 million and payments of prior obligations that were incurred during previous acquisitions of $1.2 million in the current period, offset by the repayment of the principal amount of our 11.25% senior secured PIK notes of $115.0 million in the prior period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates. Our primary exposure to market risk is interest rate risk associated with our long-term debt, which accrues interest at variable rates. Certain of our debt instruments accrue interest at LIBOR or the base rate, at our election, subject to an interest rate floor plus an applicable margin rate. In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt and equity capital to sustain our operations. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. As of September 30, 2019, less than 1% of our debt were fixed-rate instruments. Assuming a constant outstanding balance for our variable-rate long term debt, a hypothetical 1% decrease in interest rates would decrease interest expense $5.3 million given our LIBOR floor on related debt, while a hypothetical 1% increase in interest rates would increase interest expense approximately $5.3 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

(a). Exhibits.

Exhibit Number	Exhibit Description
10.1	Agreement No. 3, dated as of August 30, 2019 by and among AP Gaming Holdings, LLC, AP Gaming I, LLC, Jefferies Finance LLC and each of the Revolving Facility Lenders party thereto.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.IN	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PlayAGS, Inc.

Date:	November 7, 2019	By:	/s/ KIMO AKIONA
		Name:	Kimo Akiona
		Title:	Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)