Form 10-K
period 2019-12-31
PlayAGS, Inc.
filed 2020-03-04
CIK 1593548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2019

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
(702) 722-6700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	AGS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of June 30, 2019, the market value of voting and non-voting common equity held by non-affiliates of the registrant was $525,837,748(1). Such aggregate market value was computed by reference to the closing price of the common stock as reporting on the New York Stock Exchange on June 28, 2019. As of March 2, 2020, there were 35,544,601 shares of the Registrant’s common stock, $.01 par value per share, outstanding.

(1) For this purpose only, "non-affiliates" excludes directors and executive officers.

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
•

our ability to develop, enhance and/or introduce successful gaming concepts and game content, and recognize changes in player and operator preferences in participation games, which may adversely affect demand for our products;

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

We are a leading designer and supplier of EGMs and other products and services for the gaming industry. Since 2014, we have expanded our product line-up to include: (i) Class III EGMs for commercial and Native American casinos permitted to operate Class III EGMs, (ii) table game products and (iii) interactive products, all of which we believe provide us with growth opportunities as we expand in markets where we currently have limited or no presence. For the year ended December 31, 2019, 69% of our total revenue was generated through recurring contracted lease agreements whereby we place EGMs and table game products at our customers’ gaming facilities under either a revenue sharing agreement (we receive a percentage of the revenues that these products generate) or fee-per-day agreement (we receive a daily or monthly fixed fee per EGM or table game product), or recurring revenue from our Interactive gaming operations. We operate our business in three distinct segments: EGMs, Table Products and Interactive. Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line.

Our Operations

We provide customers with EGMs, table products, ancillary table product equipment, systems software, computer hardware, signage and other equipment for operation within their gaming facilities. In return we receive either cash for sold items, or a share of the revenue generated by these products and systems, either as a flat monthly fee or a daily fee. The determination of whether our agreement results in a revenue share, monthly fee, or daily fee arrangement is generally governed by local gaming jurisdictions. For our revenue share arrangements on EGM products, we have historically shared between 15% and 20% of the revenues generated by the EGMs. Under our agreements for EGMs, we participate in selecting the mix of titles, maintain and service the equipment and oversee certain promotional efforts. When sold, we offer the majority of our products with an optional parts and service contract. For Table Products we typically license table games and lease related equipment for which we receive monthly royalty and lease payments. We also lease and sell roulette and baccarat signs as well as our new shuffler, Dex S. Our Interactive segment generates revenues from (1) B2C social products where consumers purchase virtual coins used to play social casino games, (2) B2B social products where we obtain a percentage of monthly revenue generated by the white label casino apps that we build and operate for our customers, and (3) real-money gaming (“RMG”) revenues, which are earned primarily based on a percentage of the revenue produced by the games on our platform as well as monthly platform fees and initial integration fees. In support of our business and operations, we employ a professional staff including field service technicians, production, sales, account management, marketing, technology and game development, licensing and compliance and finance.

Our corporate headquarters are located in Las Vegas, Nevada, which serves as the primary location for the executive management and administrative functions such as finance, legal, human resources, licensing and compliance. Our licensing and compliance division oversees the application and renewal of our corporate gaming licenses, findings of suitability for key officers and directors and certification of our gaming equipment and systems for specific jurisdictions as well as coordinating gaming equipment and software shipping and on-site and remote service of our equipment with gaming authorities.

Our field service technicians are responsible for installing, maintaining and servicing our gaming products and systems. Our EGM and Table Products field service operation including our call center, which operates 24 hours a day, seven days a week, is managed out of our Oklahoma facility. We can also access most of our Class II EGMs and systems remotely from approved remote locations to provide software updates and routine maintenance. In addition, our EGM and system production facilities are located in and managed out of Oklahoma City, Oklahoma, Atlanta, Georgia, and Mexico City, Mexico.

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

We employ game developers, software and system programmers, project managers and other development and administrative staff that oversee our internal game development efforts and manage third party relationships. Our EGM technology and game development operates primarily out of our Atlanta, Georgia, and Sydney, Australia locations and to a lesser extent out of our locations in Las Vegas, Nevada, Austin, Texas and most recently, Reno, Nevada. Our Table Products technology and development operates primarily out of our Las Vegas, Nevada location. We have Interactive development teams in Tel Aviv, Israel and, Hinckley, United Kingdom, and independent contractors in Kiev, Ukraine.

Products

    We provide our casino customers with high-performing Class II and Class III EGMs for the tribal and commercial gaming markets, more than 40 unique table products offerings, ancillary table products equipment, systems software, computer hardware, signage, and other equipment for operation within gaming facilities such as our newly introduced single deck card shuffler. In our AGS Interactive segment, we offer a vast library of casino-themed social and mobile games, business-to-business social casino solutions available to land-based casino customers, and a real-money gaming platform and library of games for online operators.

EGM Segment

EGMs constitute our largest segment, representing 95% of our revenue for the year ended December 31, 2019. In 2019, we had a library of over 423 proprietary game titles that we delivered on our state-of-the-art EGM cabinets: Orion Portrait, Orion Slant, Orion Upright, ICON, and Big Red. Our Orion line of game cabinets delivers performance, flexibility, and style. We currently offer four Orion slot cabinets: Portrait, Slant, Upright, and our recently launched Rise. Engineered for multiple configurations, this cabinet family is driven by a common platform, available for Class II and Class III markets, and benefits from easy servicing. The Orion family of cabinets will see a new addition in 2020 with the launch of the Orion Curve featuring a 49 inch 4K curved monitor.

Our Orion platform is driving momentum in Class II, Class III, and newly addressable markets, and is a key driver of our equipment sales business. In 2020, we will launch the Orion Starwall, a new merchandising innovation for our premium Orion Portrait games. This large format, fully modular free-standing video display combines hundreds of direct view LED lights to attract players and immerse players in game play through a theater-like experience created by game-synchronized motion graphics.  We have also developed a Latin-style bingo cabinet, Alora, which we use in select international markets, including Mexico, the Philippines, and potentially Brazil. Our cabinets and game titles are consistently named among the top-performing games in the industry.

We design our cabinets with the intention of capturing the attention of players on casino floors, and then entertaining them with our engaging game content, while aiming to maximize operator profits. In total, our global development teams have the capabilities to produce approximately 60 new game titles per year. We believe this strategy of producing diversified content will enable us to maintain and grow our market leadership within our current Class II base, as well as continue our expansion into Class III and international markets.

Below are our significant cabinets:

Premium - Lease Only Cabinets

Orion Starwall – The Orion Starwall video display, first introduced at the Global Gaming Expo 2019 and slated to launch in the spring of 2020, is an award-winning merchandising innovation for our premium Orion Portrait games. A first-of-its kind, the large format, fully modular free-standing Starwall video display combines hundreds of direct view LED tiles to create a seamless video backdrop designed to attract players from across the floor. Fitting securely with banks of premium Orion Portrait games, the Starwall adds attraction through high-impact motion graphics complementary to the game theme.

Orion Rise – Unveiled at the Global Gaming Expo in 2019, this premium tower platform is the latest addition to our Orion family of cabinets and one of the three recurring-revenue-only revenue model cabinets. This dual screen cabinet features a 55 inch 4K top monitor to stand out on casino floors. Available for Class III and Class II markets, the Orion Rise offers exclusive titles with high-impact graphics to showcase the cabinet’s attention-grabbing form.

Big Red - Big Red is a premium cabinet focused on simple, classic spinning-reel gameplay. At 8’ tall and 8’ wide, its massive size and bright red color commands attention on the casino floor and creates a community-style gaming experience. Currently available with our top-performing game title Colossal Diamonds, Big Red is engineered for both Class II and Class III jurisidictions. In 2019 and in 2020, the Big Red Colossal Diamonds was nominated for an EKG Slot Award for ‘Top-Performing Proprietary Branded Game’.

Our Premium titles, offered on our lease-only cabinets, include an assortment of compelling features that maximize the capabilities of the hardware. Our Premium titles include unique and niche titles that provide a distinctive player experience and are targeted at increasing floor space in both existing and new jurisdictions. Top-performing titles include Colossal Diamonds and Colossal Stars.

Core - For Sale and Lease Cabinets

Orion Portrait - The Orion Portrait is the flagship of the Orion cabinet family. Full-color LED lights surround the Orion Portrait’s 42-inch HD LCD touchscreen monitor, capable of changing colors and patterns on each machine or across entire banks of machines in a manner that corresponds to each feature within the game. This cabinet has known continued success with the high-performing game titles such as Fu Nan Fu Nu and Rakin’ Bacon!

Orion Slant –The Orion Slant features the same distinctive U-shaped lighting as the Orion Portrait. The Orion Slant features dual LCD HD monitors, and the latest HD audio for a cinematic surround-sound experience and introduces the Orion design language in the previously untapped slant dual-screen cabinet market segment.

Orion Upright - In 2019, we launched the Orion Upright, which provides us with a third dual-screen option, a form factor widely represented on casino floors. This new core cabinet features dual 27 inch displays, a 21.5 inch LCD topper, and the Orion's signature U-shaped lighting design featuring 420 game-synchronized full color LED lights. Sharing many titles from our ICON and Orion Slant game library, the Orion Upright provides our customers more flexibility to choose the best dual-screen form factor suited to their casino and access to a wide library of themes in both Class II and Class III markets.

ICON – Our classic ICON cabinet offers modern design with seamless integration of light and sound, ergonomic features, and stunning visual effects to complement our engaging game content and play mechanics. The ICON is equipped with two flush- mounted 23 inch HD LCDs, an integrated sound system, and two subtle light panels surrounding the LCD monitors, synchronized to on-screen events enhancing game features, building anticipation, celebrating big wins, and highlighting bonus events. The ICON cabinet has been instrumental since its introduction and has been the single biggest growth driver for our business due to its reliability and deep portfolio of games.

Our Core titles are targeted at maintaining and growing our current installed base. Top-performing core titles include Fu Nan Fu Nu, Rakin' Bacon! and Golden Wins, which are some of the highest-performing games in the market today. We design our Core titles to provide a universal appeal.

Table Products

In addition to our existing portfolio of EGMs, we also offer our customers more than 40 unique table product offerings, including live felt table games, side bet offerings, progressives, card shufflers, signage, and other ancillary table game equipment. Our table products are designed to enhance the table games section of the casino floor (commonly known as “the pit”). Over the past 10 years, there has been a trend of introducing side bets on blackjack tables to increase the game’s overall hold. Our table products segment offers a full suite of side bets and specialty table games that capitalize on this trend, and we believe that this segment will serve as an important growth engine for our company by generating further cross-selling opportunities with our EGM offerings. As of December 31, 2019, we had placed 3,766 table products domestically and internationally. Based on the number of products placed, we believe we are presently a leading supplier of table products to the gaming industry.

Our premium game titles include Criss Cross Poker, Chase The Flush, Jackpot Hold’em, and 3 Card Blitz, to name a few. This segment of the table product business provides an area for growth and expansion in the marketplace, as the industry’s revenues are currently primarily dominated by a single competitor, and we have recently expanded our sales efforts to cover greater territory. The game mechanics of our proprietary, premium titles take classic public domain games and offer a twist on game play that increases volatility while simultaneously increasing hold for operators. This means players experience larger wins, which keeps them engaged in the games for longer periods of time, and operators have the potential to earn incremental revenue. In August 2019, through the acquisition of In Bet Gaming, Inc. ("In Bet II"), we acquired four proprietary table games – 3 Card Blitz, Dragon Poker, Double Down Blackjack, and Straight to the Flush to add to our premium game offerings.

Our top-performing side-bet games include Buster Blackjack, War Blackjack, In-Bet, Push Your Luck, and Trifecta Blackjack.

Bonus Spin Blackjack is a first-of-its kind wheel-based table products progressive side-bet solution that uses built-in, light-up bet sensors, a tablet-style dealer interface, and a progressive engine that is fully customizable. Operators can offer anything from a progressive top prize, a fixed top prize, or an experience-based top prize. Sophisticated 3D graphics and a double-sided display draw players into the game and show prizes, results, and bet limits. By adding Bonus Spin Blackjack to any of their table products, operators can instantly be more effective at marketing their games by offering customizable prizes that target specific player segments, resulting in more player excitement, interaction, and a potential increase in revenues and visits. In addition, Bonus Spin can be easily added to any of our table products, providing substantial growth opportunities. Bonus Spin Blackjack was recognized among the Top 20 Most Innovative Gaming & Technology Products Awards of 2017.

Due to our success with Bonus Spin Blackjack, in 2019 we introduced an upgraded table game progressive side bet system called Bonus Spin Xtreme, with full launch planned in 2020. This next generation of Bonus Spin  features three concentric wheels, enabling Bonus Spin Xtreme to award all participating players with a community prize, as well as award one player position with an enhanced prize which may be a progressive jackpot. Bonus Spin Xtreme can link all table games within a casino and offer a single shared progressive jackpot – a feat which has not previously been accomplished with any product in any casino. In addition to its groundbreaking capability to link all table-game progressives on a casino floor, Bonus Spin Xtreme has the ability to provide just one unique progressive jackpot winner for community-style table games like roulette, baccarat, and craps, while enabling all participating players to be rewarded with a community prize.

Another AGS progressive innovation is the STAX Progressive, which offers multi-level and must-hit-by progressive jackpots that can be added to basic table games like blackjack, as well as AGS proprietary table games like Criss Cross Poker and Chase the Flush. This game, with its eye-catching, colorful display advertising the progressive levels, and the opportunity for players to win more, won the top award for table innovation in the 2019 Gaming & Technology Awards and the Top 20 Most Innovative Gaming & Technology Products Awards of 2017. In 2019, AGS introduced STAX Progressive 2.0, which added new features in high demand by casino operators including O-WAP functionality with single and multi-site meters. The upgraded STAX 2.0 graphics feature seasonal themes, winning hands tied to jackpot levels, larger game logos, and scrolling messages at the bottom.

One of the newer areas of our Table Products segment consists of ancillary equipment offerings to table games, such as card shufflers and table signage, which provide casino operators a greater variety of choice in the marketplace. This product segment includes baccarat signage, animated roulette readerboards, and our highly anticipated single-card shuffler, Dex S. The Dex S shuffler features a streamlined design with fewer moving parts, making it exceptionally functional, economical, and reliable, and it easily fits into existing table cutouts so casino operators can seamlessly install without changing their current layouts or replacing any tables. At the Global Gaming Expo in 2019, we introduced our second shuffler, the Pax S single-deck pack shuffler, which we plan to launch in 2020. We believe that the table equipment area of our business holds many opportunities for growth, as the technology currently installed in the signage and readerboard areas are in a replacement cycle.

Interactive

With the acquisition of Gameiom Technologies Limited (formerly known as “Gameiom”, and currently known as “AGS iGaming”), we now offer a B2B platform for content aggregation used by real-money gaming (“RMG”) and sports-betting partners. Our B2B platform, the AxSys Games Marketplace, aggregates content from game suppliers and offers online casino operators the convenience to reduce the number of integrations that are needed to supply the online casino. By integrating with us, online casino operators have access to a significant amount of content from numerous game suppliers. AGS iGaming operates in regulated, legal online gaming jurisdictions such as the UK, parts of Europe, and New Jersey.

Our Business-to-Consumer (“B2C”) social casino games include online versions of our popular EGM titles and are accessible to players worldwide on multiple mobile platforms, which we believe establishes brand recognition. Our B2C social casino games operate on a free-to-play model, whereby game players may collect virtual currency or other virtual consumable goods (collectively referred to as “virtual goods” or “virtual currency”) free of charge or the player may purchase additional virtual goods. Our B2C social casino games consist primarily of our mobile app, Lucky Play Casino. The app contains numerous AGS game titles available for consumers to play for fun or with virtual currency they purchase in the app.

Other Segment Information

Customers and marketing. We market our products to casinos and other legal gaming establishments around the world with our domestic and international sales force and several domestic and international distributors and/or representatives. We believe the quality and breadth of our customer base is a strong testament to the effectiveness and performance of our product offerings, technological innovation, and customer service. Our customer base includes leading casino operators in leading established gaming markets such as the United States, Canada, Latin America, and the Philippines. Our customers include large tribal customers like the Chickasaw Nation, the Poarch Band of Creek Indians, and well-known corporate customers such as MGM Resorts, Caesars Entertainment, as well as many other commercial and tribal casinos.

Our products and the locations in which we may sell them are subject to the licensing and product approval requirements by various national, state, provincial, and tribal jurisdictional agencies that regulate gaming around the world.  See “Regulation and Licensing” section below. We lease and sell our products, with an emphasis on leasing versus selling. We service the products we lease and offer service packages to customers who purchase products from us.

Product supply. We obtain most of the parts for our products from outside suppliers, including both off-the-shelf items as well as components manufactured to our specifications. We also manufacture parts in-house that are used for product assembly and for servicing existing products. We generally perform warehousing, quality control, final assembly and shipping from our facilities in Atlanta, Mexico City and Oklahoma City, although small inventories are maintained and repairs are performed by our field service employees. We believe that our sources of supply for components and raw materials are adequate and that alternative sources of materials are available.

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

Our primary EGM and Table Products production facility is located in Oklahoma City, Oklahoma. Production at this facility includes assembling and refurbishing gaming machines, parts support and purchasing. We also assemble EGMs in our Mexico City, Mexico facility at lower volume to support the Mexican market. System production is based at our Atlanta, Georgia office, where our system design team and our U.S. research and development team are based.

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

Oklahoma is our largest market and our EGMs in the state accounted for approximately 24% of our total revenue for the year ended December 31, 2019. Our largest customer is the Chickasaw Nation, a Native American gaming operator in Oklahoma, which accounted for approximately 9% of our total revenue for the year ended December 31, 2019. Alabama is our second largest domestic market and our EGMs in the state accounted for approximately 8% of our total revenue for the year ended December 31, 2019. The Poarch Band of Creek Indians, a Native American gaming operator in Alabama, is our second largest customer and accounted for approximately 8% of our total revenue for the year ended December 31, 2019.

For the year ended December 31, 2019, we did not receive more than 10% of our total revenue from any of our other customers.

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

Our standard contracts are no longer than one to three years in duration and may contain auto-renewal provisions for an additional term. Most of our contracts give the customer the ability to cancel the lease, which effectively renders the contract a month-to-month arrangement. Our contracts generally specify the number of EGMs and other equipment to be provided, revenue share, daily fee or other pricing, provisions regarding installation, training, service and removal of the machines, and other terms and conditions standard in the industry. In some circumstances, we enter into trial agreements with customers that provide a free or fee-based trial period, during which such customers may use our EGMs or table products. Each trial agreement lays out the terms of payment should the customer decide to continue using our machines.

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

For our interactive segment, we enter into agreements whereby revenues are generated from (1) B2C social products where customers purchase virtual coins to play social casino games, (2) B2B social products where we obtain a percentage of monthly revenue generated by the white label casino apps that we build and operate for our customers, and (3) B2B RMG revenues which are earned primarily based on a percentage of the revenue produced by the games on our game aggregation platform that we provide to certain online RMG operators as well as monthly platform fees and initial integration fees.

Research and Development

We conduct research and development through an internal team to develop new gaming systems and gaming content. Research and development costs consist primarily of salaries and benefits, travel and expenses and other professional services. As of December 31, 2019, we employ 213 game developers, software and system programmers, project managers and other development and administrative staff that oversee internal game development efforts and manage third party relationships. The technology and game development division for the EGM segment operates primarily out of our Atlanta, Georgia, Austin, Texas, Reno, Nevada and Sydney, Australia locations as well as a studio in Las Vegas, Nevada that primarily supports our Table Products segment. We also have development and support teams for our Interactive segment in Tel Aviv, Israel. Additionally, we hire independent contractors in the Ukraine to support the online operations of AGS iGaming. The Company does not have customer-sponsored research and development costs.

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

To compete effectively, we must, among other things, continue to develop high-performing, innovative games for the Class II and Class III markets, provide excellent service and support to our existing customers, effectively manage our installed base of participation gaming machines, expand our library of proprietary content, develop niche products with strong appeal to both local and next generation players, be first to market in new non-traditional markets, implement effective marketing and sales functions, and offer competitive pricing and terms on our participation and sale agreements.

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

Employees

As of December 31, 2019, we had over 762 full-time equivalent employees, with approximately 187 employed internationally and approximately 575 employed domestically.

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

Continued Reporting and Monitoring

In most jurisdictions, even though we are licensed or approved, we remain under the on-going obligation to provide financial information and reports as well as to keep the applicable gaming authorities informed of any material changes in the information provided to them as part of our licensing and approval process. Most licenses and approvals must be periodically renewed, in some cases as often as annually. In connection with any initial application or renewal of a gaming license or approval, we (and individuals or entities required to submit to background investigations or suitability determinations in connection with our application or renewal) are typically required to make broad and comprehensive disclosures concerning our history, finances, ownership and corporate structure, operations, compliance controls and business relationships. We must regularly report changes in our officers, key employees and other licensed positions to applicable gaming authorities.

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

Native American Gaming Regulation

Gaming on Native American lands is governed by federal law, tribal-state compacts, and tribal gaming regulations. Federally, gaming on Native American lands is subject to IGRA, which is administered by the National Indian Gaming Commission (“NIGC”). Under the IGRA, gaming activities conducted by federally recognized Native American tribes are segmented into three classes:

•	Class I, Class II and Class III.

Class I. Class I gaming represents traditional forms of Native American gaming as part of, or in connection with, tribal ceremonies or celebrations (e.g., contests and games of skill) and social gaming for minimal prizes. Class I gaming is regulated only by each individual Native American tribe. We do not participate in any Class I gaming activities.

Class II. Class II gaming involves the game of chance commonly known as bingo (whether or not electronic, computer, or other technological aids are used in connection therewith to facilitate play) and if played in the same location as bingo, also includes pull tabs, punch board, tip jars, instant bingo, and other games similar to bingo. Class II gaming also includes non-banked card games, that is, games that are played exclusively against other players rather than against the house or a player acting as a bank such as poker. However, the definition of Class II gaming specifically excludes slot machines or electronic facsimiles of Class III games. Class II gaming is regulated by the NIGC and the ordinances and regulations of the Native American tribe conducting such gaming. Subject to the detailed requirements of IGRA, including NIGC approval of such Native American tribe’s gaming ordinance, federally recognized Native American tribes are typically permitted to conduct Class II gaming on Indian lands pursuant to tribal ordinances approved by the NIGC.

Class III. Class III gaming includes all other forms of gaming that are neither Class I nor Class II and includes a broad range of traditional casino games such as slot machines, blackjack, craps and roulette, as well as wagering games and electronic facsimiles of any game of chance. IGRA generally permits a Native American tribe to conduct Class III gaming activities on reservation lands subject to the detailed requirements of IGRA and provided that the Native American tribe has entered into a written agreement or compact with the state that specifically authorizes the types of Class III gaming the tribe may offer. The tribal-state compacts vary from state to state. Many such tribal-state compacts address the manner and extent to which the state or tribe will license manufacturers and suppliers of gaming devices and conduct background investigations and certify the suitability of persons such as officers, directors, key persons and, in some cases, shareholders of gaming device manufacturers and suppliers.

IGRA is administered by the NIGC and the Secretary of the U.S. Department of the Interior. The NIGC has authority to issue regulations related to tribal gaming activities, approve tribal ordinances for regulating gaming, approve management agreements for gaming facilities, conduct investigations and monitor tribal gaming generally. IGRA is subject to interpretation by the NIGC and may be subject to judicial and legislative clarification or amendment. The gaming ordinance of each Native American tribe conducting gaming under IGRA and the terms of any applicable tribal-state compact establish the regulatory requirements under which we must conduct business on Native American tribal lands.

Under IGRA, the NIGC’s authority to approve gaming-related contracts is limited to management contracts and collateral agreements related to management contracts. A “management contract” includes any agreement between a Native American tribe and a contractor if such contract or agreement provides for the management of all or part of a gaming operation. To the extent that any of our agreements with Native American tribes are deemed to be management contracts, such agreements would require the approval of the NIGC in order to be valid. To our knowledge, none of our current agreements with Native American tribes qualify as management contracts under IGRA.

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

We face significant competition in our businesses, especially in the evolving interactive gaming industry, not only from our traditional competitors but also from a number of other domestic and foreign providers (or, in some cases, the operators themselves), some of which have substantially greater financial resources and/or experience than we do. Many of our competitors are large, well-established companies with substantially larger operating staffs and greater capital resources and have been engaged in the design, manufacture and operation of electronic gaming equipment business for many years. We cannot assure you that our products and services will be successful or that we will be able to attract and retain players as our products and services compete with the products and services of others, which may impact the results of our operations.

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

Our RMG interactive business is subject to significant competition based on game content as well as platform reliability and performance. We compete by providing our own and third-party game content via mobile and desktop channels as well as an aggregation platform to online real-money gaming operators. In order to stay competitive in the RMG interactive business, we will need to continue to create and market game content that attracts players in legalized gaming jurisdictions.

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

The intellectual property rights of others may prevent us from developing new products and services, entering new markets or may expose us to liability or costly litigation and such litigation could have a material adverse effect on the results of our business or intellectual property.

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

There can be no assurance that our business activities, games, products, software, services and systems will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us. In addition to infringement claims, third parties may allege claims of invalidity or unenforceability against us or against our licensees or manufacturers in connection with their use of our technology. A successful challenge to, or invalidation of, one of our intellectual property interests, a successful claim of infringement by a third party against us, our products or services, or one of our licensees in connection with the use of our technologies, or an unsuccessful claim of infringement made by us against a third party or its products or services could adversely affect our business or cause us financial harm. Any such claim and any resulting litigation, should it occur, could:

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

Demand for our products and services depends largely upon favorable conditions in the casino industry, which is highly sensitive to casino patrons’ disposable incomes and gaming activities. Discretionary spending on entertainment activities could further decline for reasons beyond our control, such as natural disasters, acts of war, terrorism, transportation disruptions, adverse health crises such as COVID-19, referred to as coronavirus, or the results of adverse weather conditions. Additionally, disposable income available for discretionary spending may be reduced by higher housing, energy, interest, or other costs, or where the actual or perceived wealth of customers has decreased because of circumstances such as lower residential real estate values, increased foreclosure rates, inflation, increased tax rates, or other economic disruptions. Any prolonged or significant decrease in consumer spending on entertainment activities could result in reduced play levels on our participation games, causing our cash flows and revenues from a large share of our recurring revenue products to decline.

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

We participate in the new and evolving interactive gaming industry through our social and RMG interactive gaming products. Part of our strategy is to take advantage of the liberalization of interactive gaming, both within the U.S. and internationally. These industries involve significant risks and uncertainties, including legal, business and financial risks. The success of these industries and of our interactive gaming products and services may be affected by future developments in social networks, including Apple, Google or Facebook developments, mobile platforms, regulatory developments, data privacy laws and other factors that we are unable to predict and are beyond our control. This fast-changing environment can make it difficult to plan strategically and can provide opportunities for competitors to grow their businesses at our expense. Consequently, the future results of our operations relating to our interactive gaming products and services are difficult to predict and may not grow at the rates we expect, and we cannot provide assurance that these products and services will be successful in the long term.

In general, our ability to successfully pursue our interactive gaming strategy depends on the laws and regulations relating to our gaming activities through interactive channels.

With respect to our social interactive gaming business, although largely unregulated at this time, there are movements in some jurisdictions to review social gaming and possibly implement social gaming regulations. We cannot predict the likelihood, timing, scope or terms of any such regulation or the extent to which they may affect our social gaming business. The social business is subject to evolving regulations and the status of any particular jurisdiction may change at any time. The regulatory structure surrounding certain aspects of these businesses is currently in flux in certain jurisdictions.

In jurisdictions that authorize RMG, there can be no assurance that we will be successful in offering our technology, content and services to internet gaming operators as we expect to face intense competition from our traditional competitors in the gaming industry as well as a number of other domestic and foreign providers (or, in some cases, the operators themselves), some of which have substantially greater financial resources and/or experience in this area than we do. In addition, there is a risk that the authorization of the sale of gaming offerings via interactive channels in a particular jurisdiction could, under certain circumstances, adversely impact our gaming offerings through traditional channels in such jurisdiction. Any such adverse impact would be magnified to the extent we are not involved in, and generating revenue from, the provision of RMG interactive gaming products or services in such jurisdiction. Know-your-customer and geo-location programs and technologies supplied by third parties are an important aspect of certain RMG internet and mobile gaming products and services because they confirm certain information with respect to players and prospective players, such as age, identity and location. Payment processing programs and technologies, typically provided by third parties, are also a necessary feature of RMG interactive wagering products and services. These programs and technologies are costly and may have an adverse impact on the results of our operations. Additionally, there can be no assurance that products containing these programs and technologies will be available to us on commercially reasonable terms, if at all, or that they will perform accurately or otherwise in accordance with our required specifications.

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

The Alabama-Coushatta Tribe of Texas (the “AC Tribe”) operates Naskila Gaming (the “Property”), where we currently have gaming machines installed on lease. The National Indian Gaming Commission had advised the AC Tribe that its gaming operations were permissible under the Indian Gaming Regulatory Act of 1988 (“IGRA”). The state of Texas challenged the AC Tribe’s gaming operations, arguing that the Texas Restoration Act of 1987 (the “Texas Act”)  – not IGRA  – prevailed over gaming activity on the Property. Subsequently, both a District court and the Fifth Circuit Court of Appeals (the “Fifth Circuit”) agreed with the state of Texas that the Texas Act prevailed in this matter.

The AC Tribe appealed their case in the United States Supreme Court and the Supreme Court denied hearing the appeal of the AC Tribe on January 13, 2020, effectively upholding the earlier ruling by the Fifth Circuit that the Texas Act controls with respect to gambling on the AC Tribe’s land in Texas.

AGS expects that the AC Tribe will continue to operate EGMs at the Property while awaiting a decision by the Fifth Circuit on related litigation involving another tribe in Texas, in which a ruling could provide clarity regarding the AC Tribe’s rights to continue the Property’s gaming operations. The Fifth Circuit may also take further action, which could result in the removal of all EGMs at the Property at some point in the future; the exact timing of which is not known. At this time, there is no mandate to remove EGMs at the Property and we do not know if the Fifth Circuit would rule to shutdown gaming operations. Our EGMs at the Property are significantly higher-yielding (relative to our average participation units), due to the Property’s high-performing floor. If the Fifth Circuit orders a shutdown of the Property’s gaming operations, we estimate that the removal of all our EGMs would lead to a decrease in our revenue in the range of up to $9 to $10 million on an annualized basis.

States and other jurisdictions may amend or repeal gaming enabling legislation which could materially impact our business.

States and other jurisdictions may amend or repeal gaming enabling legislation which could materially impact our business. Changes to gaming enabling legislation could increase our operating expenses and compliance costs or decrease the profitability of our operations. Repeal of gaming enabling legislation could result in losses of capital investments and revenue, limit future growth opportunities and have a material adverse impact on our financial condition and results of operations. If any jurisdiction in which we operate were to repeal gaming enabling legislation, there could be no assurance that we could sufficiently increase our revenue in other markets to maintain operations or service our existing indebtedness.

Tribal Compacts in Oklahoma govern Class III gaming activities by and among various Oklahoma tribes that we do business with and the State of Oklahoma. Certain of those tribes and the Governor of Oklahoma are in litigation regarding whether or not certain Compacts renewed at the beginning of 2020. The tribes contend that they automatically renewed but the Governor disagrees. If the Compacts did not automatically renew, they would be deemed expired and Class III gaming activities would presumably cease. We have approximately 3,900 Class III gaming machines operating at Oklahoma tribal casinos. This litigation is in its early stages as it was just filed on December 31, 2019 and the parties are currently subject to Court ordered mediation and as such, the outcome of the litigation is difficult to predict.

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

We derive a significant amount of our revenue from participation agreements with Native American gaming operators. Native American tribes are independent governments with sovereign powers and, in the absence of a specific grant of authority by Congress to a state or a specific compact or agreement between a tribal entity and a state that would allow the state to regulate activities taking place on Native American lands, they can enact their own laws and regulate gaming operations and contracts subject to IGRA. In this capacity, Native American tribes generally enjoy sovereign immunity from lawsuits similar to that of the individual states and the United States. Accordingly, before we can seek to enforce contract rights with a Native American tribe, or an agency or instrumentality of a Native American tribe, we must obtain from the Native American tribe a waiver of its sovereign immunity with respect to the matter in dispute, which we are not always able to do. Without a limited waiver of sovereign immunity, or if such waiver is held to be ineffective, we could be precluded from judicially enforcing any rights or remedies against a Native American tribe, including the right to enter Native American lands to retrieve our property in the event of a breach of contract by the tribal party to that contract. Even if the waiver of sovereign immunity by a Native American tribe is deemed effective, there could be an issue as to the forum in which a lawsuit may be brought against the Native American tribe. Federal courts are courts of limited jurisdiction and generally do not have jurisdiction to hear civil cases relating to Native American tribes, and we may be unable to enforce any arbitration decision effectively. Although we attempt to agree upon governing law and venue provisions in our contracts with Native American tribal customers, these provisions vary widely and may not be enforceable.

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

Our Interactive segment’s products are accessed through the Internet, and leverage the connectivity of Facebook and other mobile platforms. As such, security breaches in connection with the delivery of our services via the Internet may affect us and could be detrimental to our reputation, business, operating results, and financial condition. In addition, we depend on our information technology infrastructure for the business-to-business and business-to-consumer portions of our Interactive segment. Security breaches of, or sustained attacks against, this infrastructure could create system disruptions and shutdowns that could negatively impact our operations. We continue to invest in new and emerging technology and other solutions to protect our network and information systems, but there can be no assurance that these investments and solutions will prevent any of the risks described above.

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

Our success depends on our ability to avoid, detect, replicate and correct software and hardware anomalies and fraudulent manipulation of our electronic gaming machines and other systems. We incorporate security features into the design of our electronic gaming machines and other systems, which are designed to prevent us, our customers and players from being defrauded. We also monitor our software and hardware to avoid, detect and correct any technical errors. However, there can be no guarantee that our security features or technical efforts will continue to be effective in the future. If our security systems fail to prevent fraud or if we experience any significant technical difficulties, our operating results could be adversely affected. Additionally, if third parties breach our security systems and defraud players, or if our hardware or software experiences any technical anomalies, our customers and the public may lose confidence in our operations, or we could become subject to legal claims by our customers or to investigation by gaming authorities.

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

To the extent new gaming jurisdictions are established or expanded, we cannot guarantee we will be successful penetrating such new jurisdictions or expanding our business in line with the growth of existing jurisdictions. As we enter into new markets, we may encounter legal and regulatory challenges that are difficult or impossible to foresee and which could result in an unforeseen adverse impact on planned revenues or costs associated with the new market opportunity. If we are unable to effectively develop and operate within these new markets, then our business, operating results and financial condition would be impaired. Furthermore, as we attempt to generate new streams of revenue by placing our participation electronic gaming machines or RMG Interactive products with new customers, we may have difficulty implementing an effective placement strategy for jurisdictional-specific games. Our failure to successfully implement an effective placement strategy could cause our future operating results to vary materially from what management has forecasted.

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

The manufacturing, assembling and designing of our electronic gaming machines depends upon a continuous supply of raw materials and components, such as source cabinets, which we currently source primarily from a limited number of suppliers, some of whom are domiciled in various parts of the world. Our operating results could be adversely affected by an interruption or cessation in the supply of these items or a serious quality assurance lapse, including as a result of the insolvency of any of our key suppliers. Our suppliers may be affected by world events, health crises such as COVID-19, referred to as coronavirus, other factors that are out of their control and that therefore affect the products or their ability to fulfill our product requirements. We may be unable to find adequate replacements for our suppliers within a reasonable time frame, on favorable commercial terms or at all. Further, manufacturing costs may unexpectedly increase and we may not be able to successfully recover any or all of such cost increases.

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

In June 2016, a referendum was passed in the United Kingdom to leave the European Union, commonly referred to as “Brexit.” This decision created an uncertain political and economic environment in the United Kingdom and other European Union countries, and the formal process for leaving the European Union took years to complete. The United Kingdom formally left the European Union on January 31, 2020, and is now in a transition period through December 31, 2020. Although the United Kingdom will remain in the European Union single market and customs union during the transition period, the long-term nature of the United Kingdom’s relationship with the European Union is unclear and there is considerable uncertainty as to when any agreement will be reached and implemented. The political and economic instability created by Brexit has caused and may continue to cause significant volatility in global markets and uncertainty. This uncertainty may affect other countries in the E.U., or elsewhere, if they are considered to be impacted by these events. Additionally, political parties in several other E.U. member states have proposed that a similar referendum be held to determine their country’s membership in the E.U. It is unclear whether any other E.U. member states will hold such referendums, but such referendums could result in one or more other countries leaving the E.U. or in major reforms being made to the E.U. or to the Eurozone. It is also unclear what status Gibraltar will have after the withdrawal of the United Kingdom from the E.U. This outcome may further have a material adverse effect on our operations as AGS iGaming operates in Gibraltar.

Foreign currency exchange rate fluctuations and other risks could impact our business.

For the year ended December 31, 2019, we derived approximately 15% of our revenue from customers outside of the United States. Our consolidated financial results are affected by foreign currency exchange rate fluctuations. Foreign currency exchange rate exposures arise from current transactions and anticipated transactions denominated in currencies other than U.S. dollars and from the translation of foreign currency denominated balance sheet accounts into U.S. dollar-denominated balance sheet accounts. We are exposed to currency exchange rate fluctuations because portions of our revenue and expenses are denominated in currencies other than the U.S. dollar, particularly the Mexican peso. If a foreign currency is devalued in a jurisdiction in which we are paid in such currency, we may require our customers to pay higher amounts for our products, which they may be unable or unwilling to pay.

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

Our Native American tribal customers that operate Class II games under IGRA are subject to regulation by the NIGC. The NIGC has conducted and is expected to again conduct consultations with industry participants regarding Native American gaming activities, including the clarification of regulations regarding Class II electronic gaming machines. It is possible that any such changes in regulations, when finally enacted, could cause us to modify our Class II games to comply with the new regulations, which may result in our products becoming less competitive. Any required conversion of games pursuant to changing regulatory schemes could cause a disruption to our business. In addition, we could lose market share to competitors who offer games that do not appear to comply with published regulatory restrictions on Class II games and therefore offer features not available in our products.

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

Our social interactive gaming business is largely dependent upon our relationships with key channels and changes in those relationships could negatively impact our social interactive gaming business.

In our social interactive gaming business, our services operate largely through Facebook, Google Play for Android devices and Apple’s iOS platforms. Consequently, our expansion and prospects of our social gaming offerings are dependent on our continued relationships with these channels (and any emerging app store channels). Our relationships with Facebook, Google and Apple are not governed by contracts but rather by the channel’s standard terms and conditions for app developers. Our social interactive gaming business will be adversely impacted if we are unable to continue these relationships in the future or if the terms and conditions offered by these channels are altered to our disadvantage. For instance, if any of these channels were to increase their fees, the results of our operations would suffer. Likewise, if Facebook, Google or Apple were to alter their operating platforms, we could be adversely impacted as our offerings may not be compatible with the altered platforms or may require significant and costly modifications in order to become compatible. If Facebook, Google or Apple were to develop competitive offerings, either on their own or in cooperation with one or more competitors, our growth prospects would be negatively impacted.

The participation share rates for gaming revenue we receive pursuant to our participation agreements with our Native American tribal customers may decrease in the future.

The percentage of gaming revenue we receive pursuant to our participation agreements, or our participation share rates, with our Native American tribal customers may decrease upon contract renewals, negatively affecting our profit margins. There can be no assurance that participation rates will not decrease in the future. In addition, our Native American tribal customers may adopt policies or insist upon additional business terms during the renewal of our existing participation agreements that negatively affect the profitability of those relationships. In addition, any participation agreements we may enter into in the future with new customers or in new jurisdictions may not have terms as favorable as our existing participation agreements.

We generate a substantial amount of our total revenue from two customers and in two states.

For the year ended December 31, 2019, approximately 24% of our total revenue was derived from gaming operations in Oklahoma, and approximately 9% of our total revenue was from one Native American gaming tribe in that state. Additionally, for the year ended December 31, 2019, approximately 8% of our total revenue was derived from gaming operations in Alabama, and approximately 8% of our total revenue was from one Native American gaming tribe in that state. The significant concentration of our revenue in Oklahoma and Alabama means that local economic, regulatory and licensing changes in Oklahoma or Alabama may adversely affect our business disproportionately to changes in national economic conditions, including adverse economic declines or slower economic recovery from prior declines. While we continue to seek to diversify the markets in which we operate, changes to our business, operations, game performance and customer relationships in Oklahoma or Alabama, due to changing gaming regulations or licensing requirements, higher taxes, increased competition, declines in market revenue share percentages or otherwise, could have a material and adverse effect on or financial condition and results of operations. In addition, changes in our relationship with our two largest customers, including any disagreements or disputes, a decrease in revenue share, removal of electronic gaming machines or non-renewal of contracts, could have a material and adverse effect on our financial condition and results of operations.

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

We have not been profitable and cannot predict when we will achieve profitability, if ever. As of December 31, 2019, we had an accumulated deficit of approximately $235.5 million, as a result of historical operating losses. These losses have resulted principally from depreciation and amortization, interest, research and development, sales and marketing and administrative expenses. We also expect our costs to increase in future periods. For example, we intend to expend significant funds to expand our sales and marketing operations, develop new products, meet the increased compliance requirements associated with our transition to and operation as a public company, expand into new markets, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of other reasons, including the other risks described in this Form 10-K, and unforeseen expenses, difficulties, complications and delays, and other unknown events. While we believe our growth strategy will help us achieve profitability, there can be no guarantee. If we are unable to achieve and sustain profitability, our stock price may significantly decrease.

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

Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company,” as defined in the “Jumpstart Our Business Startups Act of 2012”, which at the latest would be the end of the fiscal year following the fifth anniversary of the initial public offering. At such time, our internal controls over financial reporting may be insufficiently documented, designed or operating, which may cause our independent registered public accounting firm to issue a report that is adverse.

Risks Related to Our Capital Structure

Our substantial indebtedness could adversely affect our ability to raise additional capital or to fund our operations, expose us to interest rate risk to the extent of our variable rate debt, limit our ability to react to changes in the economy, and prevent us from making debt service payments.

We are a highly leveraged company. As of December 31, 2019, we had $533.7 million aggregate principal amount of outstanding indebtedness, in addition to $30.0 million available for borrowing under the revolving credit facility at that date. For the year ended December 31, 2019, we had debt service costs of $38.1 million.

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

Changes to the method of determining LIBOR or the selection of a replacement for LIBOR may affect our financial instruments.

In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop collecting LIBOR rates from banks after 2021. The announcement indicates that LIBOR will not continue to exist on the current basis. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions convened by the Federal Reserve, has recommended the Secured Overnight Financing Rate (“SOFR”) as a more robust reference rate alternative to U.S. dollar LIBOR. SOFR is calculated based on overnight transactions under repurchase agreements, backed by Treasury securities. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. We are unable to predict the effect of any changes to LIBOR, the establishment and success of any alternative reference rates, or any other reforms to LIBOR or any replacement of LIBOR that may be enacted in the United Kingdom or elsewhere. Such changes, reforms or replacements relating to LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives or other financial instruments or extensions of credit held by or due to us.

Risks Related to Ownership of Our Common Stock

Our stock price may fluctuate significantly.

The market price of our common stock could vary significantly as a result of a number of factors, some of which are beyond our control. In the event of a drop in the market price of our common stock, you could lose a substantial part or all of your investment in our common stock. The following factors could affect our stock price:

•	our operating and financial performance;
•	quarterly variations in the rate of growth (if any) of our financial indicators, such as net income per share, net income and revenues;
•	the public reaction to our press releases, our other public announcements and our filings with the SEC;
•	strategic actions by our competitors;
•	changes in operating performance and the stock market valuations of other companies;
•	announcements related to litigation;
•	our failure to meet revenue or earnings estimates made by research analysts or other investors;
•	changes in revenue or earnings estimates, or changes in recommendations or withdrawal of research coverage, by equity research analysts;
•	speculation in the press or investment community;
•	sales of our common stock by us or our stockholders, or the perception that such sales may occur;
•	changes in accounting principles, policies, guidance, interpretations or standards;
•	additions or departures of key management personnel;
•	actions by our stockholders;
•	general market conditions;
•	domestic and international economic, legal and regulatory factors unrelated to our performance; and
•	the realization of any risks described under this “Risk Factors” section, or other risks that may materialize in the future.

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

As a public company, we will continue to incur significant legal, accounting, insurance and other expenses. For example, we will be required to comply with certain requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the Securities and Exchange Commission, and the New York Stock Exchange, our stock exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We expect that compliance with these requirements continue to result in increased legal and financial compliance costs and will continue to make some activities more time consuming and costly. In addition, we expect that our management and other personnel will continue to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to continue incurring significant expenses and devote substantial management effort toward ensuring compliance with the requirements of the Sarbanes-Oxley Act. In that regard, we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

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

Additionally, as a public company we are subject to public scrutiny, shareholder actions, and potential legal claims that may arise in the normal course of running our business. The cost of insurance, including director and officer liability insurance, for a public company is significant and can increase significantly in any given year.

We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

Even though we are no longer effectively controlled by Apollo, Apollo’s interests may conflict with our interests and the interests of other stockholders.

As of December 31, 2019, VoteCo, an entity owned and controlled by individuals affiliated with Apollo, beneficially owns 22.3% of our common equity pursuant to an irrevocable proxy, which provides VoteCo with sole voting and sole dispositive power over all shares beneficially owned by the the Apollo Group, which includes any of (a) Apollo Gaming Holdings, L.P. (“Holdings”), (b) Apollo Investment Fund VIII, L.P., (c) each of their respective affiliates (including, for avoidance of doubt, any syndication vehicles and excluding, for the avoidance of doubt, any portfolio companies of Apollo Management VIII, L.P. or its affiliates other than Holdings, VoteCo, the Company and their respective subsidiaries) to which any transfers of our common stock are made and (d) VoteCo to the extent that it has beneficial ownership of shares of our common stock pursuant to an irrevocable proxy (collectively, the “Apollo Group”). The Apollo Group beneficially owns 22.3% of our common equity. As a result, the Apollo Group beneficially owns less than 50% of our equity, and VoteCo and individuals affiliated with Apollo no longer have effective control and do not have significant influence over the outcome of votes on all matters requiring approval by our stockholders, including entering into significant corporate transactions such as mergers, tender offers and the sale of all or substantially all of our assets and issuance of additional debt or equity. Nevertheless, the interests of Apollo and its affiliates, including the Apollo Group, could conflict with or differ from our interests or the interests of our other stockholders. For example, the concentration of ownership held by the Apollo Group could delay, defer or prevent a change of control of our company or impede a merger, takeover or other business combination which may otherwise be favorable for us. Additionally, Apollo and its affiliates are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete, directly or indirectly with us. Apollo and its affiliates may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as the Apollo Group continues to directly or indirectly own a significant amount of our equity, even though such amount is less than 50%, Apollo and its affiliates will continue to be able to substantially influence or effectively control our ability to enter into corporate transactions.

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

As of December 31, 2019, we had 414,465,442 shares of common stock authorized but unissued. Our amended and restated articles of incorporation authorize us to issue these shares of common stock and options, rights, warrants and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved 1,651,244 shares for issuance upon exercise of outstanding stock options and restricted shares and 1,607,389 for issuances under our new equity incentive plan. Any common stock that we issue, including under our new equity incentive plan or other equity incentive plans that we may adopt in the future, as well as under outstanding options would dilute the percentage ownership held by the investors who purchase common stock in this offering.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We currently lease the following properties:

Location	Purpose	Square footage	Segment
308 Anthony Ave., Oklahoma City, OK. 73128	Administrative offices, manufacturing and warehousing	91,961	EGM, Table Products
2400 Commerce Ave, Duluth, GA 30096	Research and development	55,264	EGM
5475 S. Decatur Blvd. #100, Las Vegas, NV. 89118	Corporate headquarters, manufacturing and warehousing	42,964	EGM, Table Products
165 Ottley Drive, Atlanta, GA 30324	Research and development	19,533	EGM
Lago Tana No. 43, Warehouse 8 and 10, Colonia Huichapan, Mexico City, Mexico	Warehousing	18,191	EGM
39 Delhi Road, Suite 1 and 5.04, Level 5, Triniti II,Sydney, Australia	Research and development	8,450	EGM
Jaime Balmes No. 8, office no. 204, Colonia Los Morales Polanco, Mexico City, Mexico	Administrative offices	8,154	EGM
5520 Kietzake Lane, Reno, NV 89511	Research and development	3,705	EGM
11401 Century Oaks Terrace, Austin, TX. 78758	Administrative offices	2,951	EGM
24 Raoul Wallenberg St. Building C, Floors 5 and 10. Tel Aviv, Israel	Research and development	1,850	Interactive
Elizabeth House, St. Mary's Road, Hinckley, Leicestershire. LE10 1EO	Administrative offices	1,452	Interactive
138a Main Street, Gibraltar CX11 1AA	Administrative offices	172	Interactive

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock began trading on the NYSE under the symbol “AGS” on January 26, 2018. On March 1, 2020, we had approximately 5 holders of record.

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

Equity Compensation

Refer to Item 11. for a description of the Company’s Management Incentive Plan.

Stockholder Return Performance Graph

The following graph compares the cumulative total return to stockholders on our then outstanding shares of common stock, the New York Stock Exchange (“NYSE”) Composite Index and indices of our peer group companies that operate in industries or lines of business similar to ours from January 2018, the month in which we completed our initial public offering, through December 31, 2019. Our peer group companies consist of Aristocrat (Australian Securities Exchange: ALL), IGT (New York Stock Exchange: IGT), Everi Holdings Inc. (New York Stock Exchange: EVRI) and Scientific Games Corporation (Nasdaq Composit Index: SGMS).

COMPARISON OF 23 MONTH CUMULATIVE TOTAL RETURN*

Among PlayAGS, Inc., the NYSE Composite Index, and a Peer Group

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
1/26/18
2/18
4/18
6/18
8/18
10/18
12/18
2/19
4/19
6/19
8/19
10/19
12/19
PlayAGS, Inc.
NYSE Composite
Peer Group

*$100 invested on 1/26/18 in stock or 12/31/17 in index, including reinvestment of dividends.
Fiscal year ending December 31.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data set forth below is qualified in its entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements, the notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K. The selected financial data presented below has been derived from the audited financial statements, including the consolidated balance sheets as of December 31, 2019, 2018, 2017, 2016, and 2015, and the related consolidated statements of operations and comprehensive loss and of cash flows for the years ended December 31, 2019, 2018, 2017, 2016 and 2015. The historical results set forth below do not indicate results expected for any future periods. Our future results of operations will be subject to significant business, economic, regulatory and competitive uncertainties and contingencies, some of which are beyond our control (amounts in thousands, except per share data):

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
Consolidated Statement of Operations Data:
Revenues	$304,714	$285,299	$211,955	$166,806	$123,292
Income / (loss) from operations	$23,737	$25,290	$14,502	$(17,064)	$(29,439)
Net loss attributable to PlayAGS, Inc.	$(11,752)	$(20,846)	$(45,106)	$(81,374)	$(38,545)
Total comprehensive loss	$(10,386)	$(20,817)	$(44,363)	$(84,109)	$(40,644)
Basic and diluted loss per common share:
Basic	$(0.33)	$(0.61)	$(1.94)	$(3.51)	$(1.92)
Diluted	$(0.33)	$(0.61)	$(1.94)	$(3.51)	$(1.92)

	As of December 31,
	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data:
Total assets	$762,378	$731,342	$697,242	$634,092	$711,147
Total liabilities	$628,594	$595,538	$725,177	$617,664	$610,610
Total long-term obligations (1)	$572,118	$548,099	$681,457	$584,635	$580,661
Total stockholders’ equity/(deficit)	$133,784	$135,804	$(27,935)	$16,428	$100,537

(1) Includes long-term debt, deferred tax liability - non-current, operating lease liabilities, long-term and other long-term liabilities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this filing, the following discussion and analysis of financial condition and results of operations should be read in conjunction with “Item 1. Business,” “Item 6. Selected Financial Data” and our Financial Statements included elsewhere in this Annual Report on Form 10-K and the information included in our other filings with the SEC. This discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the disclosure and information contained and referenced in “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” included elsewhere in this Annual Report on Form 10-K.

For a discussion of the year ended December 31, 2018 compared to the year ended December 31, 2017, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Overview

We are a leading designer and supplier of EGMs and other products and services for the gaming industry. We operate our business in three distinct segments: EGMs, Table Products and Interactive. Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line. Founded in 2005, we historically focused on supplying EGMs, including slot machines, video bingo machines, and other electronic gaming devices, to the Native American gaming market. Since 2014, we have expanded our product lineup to include: (i) Class III EGMs for commercial and Native American casinos permitted to operate Class III EGMs, (ii) table game products and (iii) interactive products, all of which we believe provide us with growth opportunities as we expand in markets where we currently have limited or no presence. For the year ended December 31, 2019, approximately 70% of our total revenue was generated through recurring contracted lease agreements whereby we place EGMs and table game products at our customers’ gaming facilities under either a revenue sharing agreement (we receive a percentage of the revenues that these products generate) or fee-per-day agreement (we receive a daily or monthly fixed fee per EGM or table game product), or recurring revenue from our interactive gaming operations.

Key Drivers of Our Business

Our revenues are impacted by the following key factors:

•	the amount of money spent by consumers on our domestic revenue share installed base;
•	the amount of the daily fee and selling price of our participation electronic gaming machines;
•	our revenue share percentage with customers;
•	the capital budgets of our customers;
•	the level of replacement of existing electronic gaming machines in existing casinos;
•	expansion of existing casinos;
•	development of new casinos;
•	opening or closing of new gaming jurisdictions both in the United States and internationally;
•	our ability to obtain and maintain gaming licenses in various jurisdictions;
•	the relative competitiveness and popularity of our electronic gaming machines compared to competitive products offered in the same facilities; and
•	general macro-economic factors, including levels of and changes to consumer disposable income and personal consumption spending.

Our expenses are impacted by the following key factors:

•	fluctuations in the cost of labor relating to productivity;
•	overtime and training;
•	fluctuations in the price of components for gaming equipment;
•	fluctuations in energy prices;
•	changes in the cost of obtaining and maintaining gaming licenses;
•	fluctuations in the level of maintenance expense required on gaming equipment; and
•	tariff increases.

Variations in our selling, general and administrative expenses and research and development are primarily due to changes in employment and salaries and related fringe benefits.

Acquisitions and Divestitures

We have made several strategic acquisitions over the past two years.

In Bet Gaming II

During the quarter ended September 30, 2019, we acquired certain intangible assets related to table game intellectual property from In Bet Gaming, Inc (“In Bet II”). The acquisition was accounted for as an acquisition of a business and the assets acquired were measured based on our estimates of their fair values at the acquisition date. We attribute the goodwill recognized to our ability to commercialize the products over our distribution and sales network, opportunities for synergies, and other strategic benefits. The consideration of $4.0 million was allocated primarily to tax deductible goodwill for $1.2 million and intangible assets of $2.8 million.

Integrity

During the quarter ended March 31, 2019, we acquired all of the equity of Integrity Gaming Corp. (“Integrity”), a regional slot route operator with over 2,500 gaming machines in operation across over 33 casinos in Oklahoma and Texas. The acquisition was accounted for as an acquisition of a business and the assets acquired and liabilities assumed were measured based on our estimates of their fair values at the acquisition date. We attribute the goodwill recognized to our ability to utilize Integrity’s installed base to maximize revenue of the combined product portfolio and the synergies we can obtain through the reduction in our combined service and overhead costs.The total consideration for this acquisition was $52.6 million. The consideration was allocated primarily to non-tax deductible goodwill for $11.4 million, property and equipment of $12.7 million and intangible assets of $30.6 million.

AGS iGaming

During the quarter ended June 30, 2018, the Company acquired all of the equity of Gameiom, a licensed gaming aggregator and content provider to online gaming operators for real money gaming (“RMG”).

The total consideration for this acquisition was $5.0 million, which included cash paid of $4.5 million and $0.5 million of deferred consideration that was paid within 18 months of the acquisition date. The consideration was preliminarily allocated primarily to non-tax deductible goodwill for $3.7 million and intangible assets of $2.1 million.

Results of Operations

Year Ended December 31, 2019 compared to the Year Ended December 31, 2018

The following tables set forth certain selected audited consolidated financial data for the periods indicated (in thousands):

	Year ended December 31,		$	%
	2019	2018	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$210,534	$201,809	8,725	4.3%
Equipment sales	94,180	83,490	10,690	12.8%
Total revenues	304,714	285,299	19,415	6.8%
Operating expenses
Cost of gaming operations	40,955	39,268	1,687	4.3%
Cost of equipment sales	45,513	39,670	5,843	14.7%
Selling, general and administrative	61,785	63,038	(1,253)	(2.0)%
Research and development	34,338	31,745	2,593	8.2%
Write-downs and other charges	6,912	8,753	(1,841)	(21.0)%
Depreciation and amortization	91,474	77,535	13,939	18.0%
Total operating expenses	280,977	260,009	20,968	8.1%
Income from operations	23,737	25,290	(1,553)	(6.1)%
Other expense (income)
Interest expense	36,248	37,607	(1,359)	(3.6)%
Interest income	(163)	(207)	44	(21.3)%
Loss on extinguishment and modification of debt	—	6,625	(6,625)	(100.0)%
Other expense (income)	4,622	10,488	(5,866)	(55.9)%
Loss before income taxes	(16,970)	(29,223)	12,253	(41.9)%
Income tax benefit	5,449	8,377	(2,928)	(35.0)%
Net loss	(11,521)	(20,846)	9,325	(44.7)%
Less: Net income attributable to non-controlling interests	(231)	—	(231)	(100.0)%
Net loss attributable to PlayAgs, Inc.	$(11,752)	$(20,846)	9,094	(43.6)%

Revenues

Gaming Operations. The increase in gaming operations revenue was primarily due to the increase in our EGM installed base by 2,072 domestic units, which is primarily attributable to the purchase of approximately 2,500 EGMs from Integrity in February 2019, as described in Item 15. “Exhibits and Financial Statement Schedules.” Note 2 to our consolidated financial statements. The increase is also attributable to the continued success of our ICON cabinet and the popularity of our Orion Portrait cabinet that have increased our installed base, offset by the strategic removal of approximately 500 EGMs in July of the prior year at one casino and by the sale of 700 of previously leased VLT EGMs. In addition, the increase is also attributed to the increase of 146 international EGM units, due to the expansion of our market share in underserviced markets within Mexico and our initial entry into the Philippines. Additionally, Table Products gaming operations revenue increased $2.2 million which is attributable to the increase in the Table Products installed base to 3,766 units compared to 3,162 units in the prior year period. These increases were offset by a $1.8 million decrease in our interactive segment primarily related to a decrease of B2C social revenues.

Equipment Sales. The increase in equipment sales revenue is due to the sale of 4,879 EGM units for the year ended December 31, 2019, compared to 4,387 EGM units in the prior year period. The increase in the number of units sold is primarily attributable to the success of our new Orion Portrait cabinet and our growth in the Class III market as well as the launch of the Orion Upright cabinet. To a lesser extent, the increase is attributable to the sale in the current year of 327 previously leased, lower yielding units to a distributor.

Operating Expenses

Cost of Gaming Operations. The increase in costs of gaming operations was the result of increased service costs on our increased installed base of 26,865 EGM units compared to 24,647 units in the prior year period, as well as increased table games installed base that increased 19.1% compared to the prior year period. As a percentage of gaming operations revenue, costs of gaming operations was 19.5% for the year ended December 31, 2019 and 2018

Cost of Equipment Sales. The increase in cost of equipment sales is attributable to the increase of 4,879 EGM units sold for the year ended December 31, 2019 compared to 4,387 units sold in prior year period. As a percentage of equipment sales revenue, costs of equipment sales was 48.3% for the year ended December 31, 2019 compared to 47.5% for the prior year period as a result of the difference in the mix of products sold compared to the prior year period.

Selling, General and Administrative. The decrease in selling, general and administrative expenses is primarily due to the decrease of stock-based compensation expense in the amount of $3.3 million due to the initial charge of $6.2 million recorded in the first quarter of 2018 in connection with the IPO, a decrease in sales and marketing expenses of $1.4 million that is primarily related to reduced user acquisition costs in our interactive segment and a decrease in professional fees of $0.5 million. The decrease was offset by increases of $2.4 million in salaries and benefits due to higher headcount, and a $0.7 million increase related to our provision for bad debt.

Research and Development. The increase in research and development costs is primarily due to an increase in salaries and benefit costs due to higher headcount of $1.8 million, an increase of $1.2 million of stock-based compensation expense, offset by a decrease in professional fees of $0.2 million.

Write-downs and Other Charges. The Consolidated Statements of Operations and Comprehensive Loss include various transactions, such as loss on disposal or impairment of long-lived assets and fair value adjustments to contingent consideration that have been classified as write-downs and other charges. During the year ended December 31, 2019, the Company recognized $6.9 million in write-downs and other charges. The activity was primarily driven by losses from the impairment to goodwill in the RMG interactive reporting unit of $3.5 million and impairments of intangible assets in the RMG Interactive reporting unit of $1.3 million, which are described in Item 15. “Exhibits and Financial Statement Schedules.” Note 4. We also recorded losses from the disposal of assets of $1.1 million, impairment of intangible assets related to game titles of $0.5 million (the Company used level 3 of observable inputs in conducting the impairment tests), and a fair value adjustment to contingent consideration of $0.5 million (the Company used level 3 fair value measurements based on projected cash flows).

During the year ended December 31, 2018, the Company recognized $8.8 million in write-downs and other charges driven by losses from the disposal of assets of $2.0 million, the impairment of goodwill related to Social interactive reporting unit of $4.8 million (the Company used level 3 fair value measurements based on projected cash flows), the full impairment of intangible assets related to game titles and assets associated with terminated development agreements of $1.3 million (the Company used level 3 of observable inputs in conducting the impairment tests), and a fair value adjustment to contingent consideration of $0.7 million (the Company used level 3 fair value measurements based on projected cash flows).

Due to the changing nature of our write-downs and other charges, we describe the composition of the balances as opposed to providing a year over year comparison.

Depreciation and Amortization.  The increase was predominantly due to a $12.7 million increase in depreciation expense driven by an increased installed base and an increase in amortization expense of $1.3 million due to intangible assets being placed into service.

Other Expense (Income)

Interest Expense. The decrease in interest expense is predominantly attributed to the redemption of our 11.25% senior secured PIK notes in January 2018 as well as the further decrease in the interest rate on our first lien credit facilities we obtained on February 7, 2018 and October 5, 2018. See Item 15. “Exhibits and Financial Statement Schedules.” Note 6 for a detailed discussion regarding long-term debt.

Other Expense (Income). The decrease of $5.1 million in the current year and $9.6 million in the prior year is predominantly attributed to the write-off of indemnification receivables as the related liability for uncertain tax positions was also written-off due to the expiration of the statute of limitations. See Item 15. “Exhibits and Financial Statement Schedules.” Note 12. for a detailed description of the indemnification receivable. The remaining change was due to the effect of foreign currency fluctuation on trade payables and receivables denominated in foreign currencies.

Income Taxes

The Company’s effective income tax rate for the year ended December 31, 2019, was a benefit of 32.1%. The difference between the federal statutory rate of 21.0% and the Company’s effective tax rate for the year ended December 31, 2019, was primarily due to changes in our valuation allowance on deferred tax assets, various permanent items, lapse in the applicable statute of limitations for certain uncertain tax positions and impairment of goodwill. The Company’s effective income tax rate for the year ended December 31, 2018, was a benefit of 28.7%. The difference between the federal statutory rate of 21.0% and the Company’s effective tax rate for the year ended December 31, 2018, was primarily due to changes in our valuation allowance on deferred tax assets and lapse in the applicable statute of limitations for certain uncertain tax positions.

Segment Operating Results

We report our business segment results by segment in accordance with the “management approach.” The management approach designates the internal reporting used by our chief operating decision maker, who is our Chief Executive Officer, for making decisions and assessing performance of our reportable segments.

See Item 15. “Exhibits and Financial Statement Schedules.” Note 1. for a detailed discussion of our three segments. Each segment’s activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of its product lines. We evaluate the performance of our operating segments based on revenues and segment adjusted EBITDA.

Segment revenues include leasing, licensing or selling of products within each reportable segment. We measure segment performance in terms of revenue, segment-specific adjusted EBITDA and unit placements. We believe that unit placements are an important gauge of segment performance for EGM’s and Table Products because it measures historical market placements of leased and sold units and provides insight into potential markets for next generation products and service. We do not present a sold unit cumulative installed base as previously sold units may no longer be in use by our customers or may have been replaced by other models or products.

Adjusted Expenses

We have provided (i) adjusted cost of gaming operations, (ii) adjusted selling, general and administrative costs and (iii) adjusted research and development cost (collectively, the “Adjusted Expenses”) in this Form 10-K because we believe such measure provides investors with additional information to measure our performance.

We believe that the presentation of each of the Adjusted Expenses is appropriate to provide additional information to investors about certain non-cash items that vary greatly and are difficult to predict. These Adjusted Expenses take into account non-cash stock compensation expense, acquisitions and integration related costs including restructuring and severance, initial and secondary public offering costs, legal and litigation expenses including settlement payments, non-cash charges on capitalized installation and delivery, non-cash charges and loss on disposition of assets and other adjustments. Further, we believe each of the Adjusted Expenses provides a meaningful measure of our expenses because we use it for evaluating our business performance, making budgeting decisions, and comparing our performance against that of other peer companies using similar measures. It also provides management and investors with additional information to estimate our value.

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

The tables below present each of the Adjusted Expenses and include a reconciliation to the nearest GAAP measure.

Electronic Gaming Machines

Year Ended December 31, 2019 compared to the Year Ended December 31, 2018

	Year Ended December 31,		$	%
(amounts in thousands except unit data)	2019	2018	Change	Change
EGM segment revenues:
Gaming operations	$196,101	$187,809	$8,292	4.4%
Equipment sales	93,541	83,216	10,325	12.4%
Total EGM revenues	$289,642	$271,025	$18,617	6.9%

EGM segment expenses and adjusted expenses:
Cost of gaming operations(1)	37,831	35,216	2,615	7.4%
Less: Adjustments(2)	2,445	2,155	290	13.5%
Adjusted cost of gaming operations	35,386	33,061	2,325	7.0%

Cost of equipment sales	45,264	39,627	5,637	14.2%

Selling, general and administrative	53,785	55,933	(2,148)	(3.8)%
Less: Adjustments(3)	8,179	13,751	(5,572)	(40.5)%
Adjusted cost of selling, general and administrative	45,606	42,182	3,424	8.1%

Research and development	28,702	26,018	2,684	10.3%
Less: Adjustments(4)	3,656	2,682	974	36.3%
Adjusted cost of research and development	25,046	23,336	1,710	7.3%

Accretion of placement fees	6,378	4,552	1,826	40.1%

EGM adjusted EBITDA	$144,718	$137,371	$7,347	5.3%

EGM unit information:
VLT	512	797	(285)	(35.8)%
Class II	12,415	11,790	625	5.3%
Class III	5,441	3,709	1,732	46.7%
Domestic installed base, end of period	18,368	16,296	2,072	12.7%
International installed base, end of period	8,497	8,351	146	1.7%
Total installed base, end of period	26,865	24,647	2,218	9.0%

Domestic revenue per day	$25.65	$27.02	(1.37)	(5.1)%
International revenue per day	$8.13	$8.41	(0.28)	(3.3)%
Total revenue per day	$20.10	$20.96	(0.86)	(4.1)%

Domestic EGM units Sold	4,600	4,341	259	6.0%
Total EGM units Sold	4,879	4,387	492	11.2%
Domestic average sales price	$18,302	$18,383	(81)	(0.4)%

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

Gaming Operations Revenue

The increase in gaming operations revenue was primarily due to the increase in our EGM installed base of 2,072 domestic units, which is primarily attributable to the purchase of approximately 2,500 EGMs from Integrity in February 2019, as described in Item 15. “Exhibits and Financial Statement Schedules.” Note 2 to our consolidated financial statements. The increase is also attributable to the continued success of our ICON cabinet and the popularity of our Orion Portrait cabinet that have that have increased our installed base, offset by the strategic removal of approximately 500 EGMs in July of the prior year at one casino as well as the sale of 700 units of previously leased VLT EGMs. In addition, the increase is also attributed to the increase of 146 international EGM units, due to the expansion of our market share in underserviced markets within Mexico and our initial entry to the Philippines. These increases were offset by a decrease in total revenue per day, which was caused by various factors, such as new installations in markets with lower revenue per day, as well as the inclusion of EGMs from Integrity, which historically generated revenue per day lower than the Company’s average.

Equipment Sales

The increase in equipment sales is due to the sale of 4,879 EGM units in the year ended December 31, 2019, compared to 4,387 EGM units in the prior year period. The increase in the number of units sold is primarily attributable to the success of our new Orion Portrait cabinet and our growth in the Class III market as well as the launch of our Orion Upright cabinet. To a lesser extent, the increase is attributable to the sale in the current year of 327 previously leased, lower yielding units to a distributor.

EGM Adjusted EBITDA

EGM adjusted EBITDA includes the revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write-downs and other charges, accretion of placement fees, as well as other costs. See Item 15. “Exhibits and Financial Statement Schedules.” Note 14 for further explanation of adjustments. The increase in EGM adjusted EBITDA is attributable to the increases in revenue described above offset by increased adjusted costs of gaming operations due to an increased installed base compared to the prior period, increased selling, general and administrative expenses and research and development expenses driven by the increase in salaries and benefit costs due to increased headcount and other operating expenses. The increase in revenue was further offset by increased cost of equipment sales due to higher sales volume compared to the prior period. EGM adjusted EBITDA margin was 50.0% and 50.7% for the year ended December 31, 2019 and 2018, respectively. The decrease in adjusted EBITDA margin is attributable to the increased proportion of equipment sales as part of total revenues, increased service costs and increased operating costs.

Table Products

Year Ended December 31, 2019 compared to Year Ended December 31, 2018

	Year Ended December 31,		$	%
(amounts in thousands except unit data)	2019	2018	Change	Change
Table Products segment revenues:
Gaming operations	$9,555	$7,377	$2,178	29.5%
Equipment sales	639	274	365	133.2%
Total Table Products revenues	$10,194	$7,651	$2,543	33.2%

Table Products segment expenses and adjusted expenses:
Cost of gaming operations(1)	1,632	1,991	(359)	(18.0)%
Less: Adjustments(2)	537	84	453	N/A
Adjusted cost of gaming operations	1,095	1,907	(812)	(42.6)%

Cost of equipment sales	249	43	206	479.1%

Selling, general and administrative	2,537	2,577	(40)	(1.6)%
Less: Adjustments(3)	163	431	(268)	(62.2)%
Adjusted cost of selling, general and administrative	2,374	2,146	228	10.6%

Research and development	2,988	3,113	(125)	(4.0)%
Less: Adjustments(4)	211	500	(289)	(57.8)%
Adjusted cost of research and development	2,777	2,613	164	6.3%

Table Products adjusted EBITDA	$3,699	$942	$2,757	292.7%

Table Products unit information:
Table products installed base, end of period	3,766	3,162	604	19.1%
Average monthly lease price	$230	$218	$12	5.5%

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

Gaming Operations Revenue

The increase in gaming operations revenue is attributable to the increase in the Table Products installed base to 3,766 units compared to 3,162 units in the prior year period and to a lesser extent, an increase in average monthly lease price due to the mix of products on lease compared to the prior year period. The success of our progressives such as Super 4, Black Jack Match, Royal 9 as well as the success of the Dex S, are the primary drivers of the increase in the Table Products revenue and installed base compared to the prior year period.

Equipment Sales

The increase in equipment sales is due to the initial sales of our shuffler, Dex S and sales of our table signage.

Tables Products Adjusted EBITDA

Table Products adjusted EBITDA includes the revenues and operating expenses from the Table Products segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 15. “Exhibits and Financial Statement Schedules.” Note 14 for further explanation of adjustments. The increase in Table Products adjusted EBITDA is attributable to the increases in revenue described above and decreased adjusted cost of gaming operations primarily due to conversions of progressive games from third party hardware that were paid for in the prior year to our new internally developed STAX progressive, offset by the increase in research and development costs and adjusted selling, general and administrative costs due to higher headcount and new product development expenses.

Interactive

Year Ended December 31, 2019 compared to Year Ended December, 2018

	Year Ended December 31,		$	%
(amounts in thousands)	2019	2018	Change	Change
Interactive segment revenue:
Gaming operations	$4,878	$6,623	$(1,745)	(26.3)%
Total Interactive revenue	$4,878	$6,623	$(1,745)	(26.3)%

Interactive segment expenses and adjusted expenses:
Cost of gaming operations(1)	1,492	2,061	(569)	(27.6)%

Selling, general and administrative	5,463	4,528	935	20.6%
Less: Adjustments(2)	2,244	418	1,826	N/A
Adjusted cost of selling, general and administrative	3,219	4,110	(891)	(21.7)%

Research and development	2,648	2,614	34	1.3%
Less: Adjustments(3)	126	55	71	129.1%
Adjusted cost of research and development	2,522	2,559	(37)	(1.4)%

Interactive adjusted EBITDA	$(2,355)	$(2,107)	$(248)	11.8%

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

Gaming Operations Revenue

Because of our optimization strategy, interactive gaming operations revenue decreased compared to the prior year period due to the decrease in our social gaming revenues. These decreases were offset by an increase of $1.1 million in RMG revenue in the current period from our acquisition of AGS iGaming. We have launched our land-based content on the AGS iGaming platform in the current year which has contributed to the growth of revenue in this product segment.

Interactive Adjusted EBITDA

Interactive adjusted EBITDA includes the revenues and operating expenses from the interactive segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 15. “Exhibits and Financial Statement Schedules.” Note 14 for further explanation of adjustments. The decrease in interactive adjusted EBITDA is attributable to a decrease in revenues, as described above, as well as approximately $2.9 million of additional operating costs incurred by AGS iGaming offset by a decrease in user acquisition fees and platform fees associated with our Social interactive business.

Total Adjusted EBITDA

The following tables provide reconciliations of segment financial information to our consolidated statement of operations and to total adjusted EBITDA. We have included revenues, operating expenses and other adjustments by segment which we believe are important to understanding the operating results of our segment (amounts in thousands):

	Year Ended December 31, 2019
	EGM	Table Products	Interactive	Total
Revenues
Gaming operations	$196,101	$9,555	$4,878	$210,534
Equipment sales	93,541	639	—	$94,180
Total revenues	289,642	10,194	4,878	304,714
Cost of gaming operations(1)	37,831	1,632	1,492	40,955
Cost of equipment sales(1)	45,264	249	—	45,513
Selling, general and administrative	53,785	2,537	5,463	61,785
Research and development	28,702	2,988	2,648	34,338
Write-downs and other charges	2,103	—	4,809	6,912
Depreciation and amortization	86,899	3,875	700	91,474
Total operating expenses	254,584	11,281	15,112	280,977

Write-downs and other
Loss on disposal of long lived assets	1,068	—	—	1,068
Impairment of long lived assets	534	—	4,809	5,343
Fair value adjustments to contingent consideration and other items	501	—	—	501
Depreciation and amortization	86,899	3,875	700	91,474
Accretion of placement fees(2)	6,378	—	—	6,378
Non-cash stock-based compensation expense(3)	8,378	367	256	9,001
Acquisitions and integration related costs including restructuring and severance(4)	2,900	—	438	3,338
Initial public offering and secondary offering(5)	530	—	—	530
Legal and litigation expenses including settlement payments(6)	234	—	1,610	1,844
Non-cash charge on capitalized installation and delivery(7)	2,149	551	—	2,700
Other adjustments(8)	89	(7)	66	148
Adjusted EBITDA	$144,718	$3,699	$(2,355)	$146,062

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

(5) Costs incurred related to initial public offering and secondary public offerings, net of costs capitalized to equity and the filing of the related offerings.

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

	Year Ended December 31, 2018
	EGM	Table Products	Interactive	Total
Revenues
Gaming operations	$187,809	$7,377	$6,623	$201,809
Equipment sales	83,216	274	—	83,490
Total revenues	271,025	7,651	6,623	285,299
Cost of gaming operations(1)	35,216	1,991	2,061	39,268
Cost of equipment sales(1)	39,627	43	—	39,670
Selling, general and administrative	55,933	2,577	4,528	63,038
Research and development	26,018	3,113	2,614	31,745
Write-downs and other charges	3,925	—	4,828	8,753
Depreciation and amortization	73,871	2,707	957	77,535
Total operating expenses	234,590	10,431	14,988	260,009

Write-downs and other
Loss on disposal of long lived assets	1,963	—	—	1,963
Impairment of long lived assets	1,261	—	4,828	6,089
Fair value adjustments to contingent consideration and other items	701	—	—	701
Depreciation and amortization	73,871	2,707	957	77,535
Accretion of placement fees(2)	4,552	—	—	4,552
Non-cash stock-based compensation expense(3)	9,810	929	194	10,933
Acquisitions and integration related costs including restructuring and severance(4)	3,500	—	144	3,644
Initial public offering and secondary offering(5)	2,426	2	—	2,428
Legal and litigation expenses including settlement payments(6)	857	—	135	992
Non-cash charge on capitalized installation and delivery(7)	1,997	84	—	2,081
Other adjustments(8)	(2)	—	—	(2)
Adjusted EBITDA	$137,371	$942	$(2,107)	$136,206

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

The following tables reconcile net loss attributable to PlayAGS, Inc. to total adjusted EBITDA (amounts in thousands):

Year Ended December 31, 2019 compared to the Year Ended December 31, 2018

	Year Ended December 31,		$	%
	2019	2018	Change	Change
Net loss attributable to PlayAGS, Inc.	$(11,752)	$(20,846)	$9,094	(43.6)%
Income (benefit) tax expense	(5,449)	(8,377)	2,928	(35.0)%
Depreciation and amortization	91,474	77,535	13,939	18.0%
Other expense (income)	4,622	10,488	(5,866)	(55.9)%
Interest income	(163)	(207)	44	(21.3)%
Interest expense	36,248	37,607	(1,359)	(3.6)%
Write-downs and other(1)	6,912	8,753	(1,841)	(21.0)%
Loss on extinguishment and modification of debt(2)	—	6,625	(6,625)	(100.0)%
Other adjustments(3)	909	2,426	(1,517)	(62.5)%
Other non-cash charges(4)	9,078	6,633	2,445	36.9%
Legal and litigation expenses including settlement payments(5)	1,844	992	852	85.9%
Acquisitions and integration related costs including restructuring and severance(6)	3,338	3,644	(306)	(8.4)%
Non-cash stock-based compensation(7)	9,001	10,933	(1,932)	(17.7)%
Total Adjusted EBITDA	$146,062	$136,206	$9,856	7.2%

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

(7) Non-cash stock-based compensation includes non-cash compensation expense related to grants of options, restricted stock, and other equity awards.

Liquidity and Capital Resources

We expect that primary ongoing liquidity requirements for the year ending December 31, 2020 will be for operating capital expenditures, working capital, debt servicing, game development and other customer acquisition activities.

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

As of December 31, 2019, we had $13.2 million in cash and cash equivalents and $30.0 million available under our revolving credit facility. Based on our current business plan, we believe that our existing cash balances, cash generated from operations and availability under the revolving credit facility will be sufficient to meet our anticipated cash needs for at least the next twelve months. As of December 31, 2019, we were in compliance with the required covenants of our debt instruments, including the maximum net first lien leverage ratio, which was 3.4 to 1.0 out of a maximum of 6.0 to 1.0. However, our future cash requirements could be higher than we currently expect as a result of various factors. Our ability to meet our liquidity needs could be adversely affected if we suffer adverse results of operations including a reduction of customer revenues through unfavorable contract negotiations or loss of a customer contract, or if we violate the covenants and restrictions to which we are subject under our debt instruments. Additionally, our ability to generate sufficient cash from our operating activities is subject to general economic, political, regulatory, financial, competitive, adverse legal decisions and other factors beyond our control. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under our existing credit facility in an amount sufficient to enable us to pay our service or repay our indebtedness or to fund our other liquidity needs, and we may be required to seek additional financing through credit facilities with other lenders or institutions or seek additional capital through private placements or public offerings of equity or debt securities.

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

On August 30, 2019, the Borrower entered into Amendment No. 3 (the "Repricing Amendment") to the Amended and Restated Credit Agreement. The Repricing Amendment reduced the interest rate margin on the revolving credit facility to the same interest rate margin as the Term Loans issued under the Amended and Restated Credit Agreement.

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

As of December 31, 2019, we were in compliance with the required covenants of the Amended and Restated Credit Agreement.

Equipment Long Term Note Payable and Finance Leases

The Company has entered into a financing agreement to purchase certain gaming devices, systems and related equipment and has entered into leases for vehicles that are accounted for as finance leases, as described in Item 15. “Exhibits and Financial Statement Schedules” Note 6.

The following table summarizes our historical cash flows (in thousands):

	Year ended December 31,
	2019	2018	2017
Cash Flow Information:
Net cash provided by operating activities	$87,989	$45,511	$44,008
Net cash used in investing activities	(127,932)	(70,114)	(120,811)
Net cash (used in) provided by financing activities	(17,683)	76,066	78,054
Effect of exchange rates on cash and cash equivalents	4	(1)	14
(Decrease) increase in cash and cash equivalents	$(57,622)	$51,462	$1,265

Operating activities

Net cash provided by operating activities for the year ended December 31, 2019, was $88.0 million compared to $45.5 million provided in the prior year period, representing an increase of $42.5 million. This increase is primarily due to interest paid in the prior period in the amount of $37.6 million from the redemption of the senior secured PIK notes, improvement in our net loss adjusted for non-cash expenses of $17.3 million and less cash used related to assets and liabilities that relate to operations.

Investing activities

Net cash used in investing activities for the year ended December 31, 2019 was $127.9 million compared to $70.1 million used in investing activities in the prior year period, representing an increase in cash used of $57.8 million. The increase was primarily due to an increase in cash used in business acquisitions, net of cash acquired, of $50.5 million. In the current year, we acquired Integrity and In Bet  II, as described in Item 15. “Exhibits and Financial Statement Schedules.” Note 2. Cash used in investing activities increased also due to an increase in the purchase of intangibles and software development of $9.1 million.

Financing activities

Net cash used in financing activities for the year ended December 31, 2019, was $17.7 million compared to net cash provided by financing activities of $76.1 million for the year ended December 31, 2018, representing an decrease in cash of $93.8 million. The decrease was primarily due to prior year activity that included $176.3 million of net proceeds that were received from the initial public offering, after deducting underwriting discounts and commissions of $4.2 million initial public offering costs. We also issued incremental term loans in the prior year for proceeds of $29.9 million. The net proceeds from the initial public offering were used to repay the principal amount of our 11.25% senior secured PIK notes of $115.0 million in the prior period.

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

Significant Accounting Policies and Critical Estimates

Critical Accounting Estimates

Our consolidated financial statements are prepared in conformity with generally accepted accounting principles (“GAAP”) generally accepted in the United States of America. Accordingly, we are required to make estimates incorporating judgments and assumptions we believe are reasonable based on our historical experience, contract terms, trends in our company and the industry as a whole, as well as information available from other outside sources. Our estimates affect amounts recorded in our consolidated financial statements and there can be no assurance that actual results will not differ from initial estimates. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Our accounting policies are more fully described in Item 15. “Exhibits and Financial Statement Schedules.” Note 1. to the consolidated financial statements, Description of Business and Summary of Significant Accounting Policies.

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

Business Combinations

We apply the provisions of ASC 805, Business Combinations, in the accounting for business acquisitions, such as the acquisitions of In Bet II, Integrity, and AGS iGaming. We recognize separately from goodwill the assets acquired and the liabilities assumed, at their acquisition date fair values and goodwill is defined as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Significant estimates and assumptions are required to value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable. The valuations relating to the acquisitions of In Bet II, Integrity, and AGS iGaming included significant estimates in the valuation of intangible assets that included trade names, brand names, customer relationships, and gaming software and technology platforms. These estimates are inherently uncertain and subject to refinement and typically include the calculation of an appropriate discount rate (Assumption #1) and projection of the cash flows (Assumption #2) associated with each acquired asset. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. In addition, deferred tax assets, deferred tax liabilities, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly based upon facts and circumstances that existed as of the acquisition date and any adjustments to its preliminary estimates are recorded to goodwill if identified within the measurement period. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

Assumptions/Approach used for Assumption #1: Fair value of identifiable tangible and intangible assets is based upon forecasted revenues and cash flows as well as the selected discount rate. In determining the appropriate discount rate, we incorporate assumptions regarding capital structure and return on equity and debt capital consistent with peer and industry companies.

Effect if Different Assumptions used for Assumption #1: Valuation of identifiable tangible and intangible assets requires judgment, including the selection of an appropriate discount rate. While we believe our estimates used to select an appropriate discount rate are reasonable, different assumptions could materially affect the measurement of fair value. The acquisitions of In Bet, Integrity, and AGS iGaming as well as historical acquisitions of the Company, have contained significant amounts of intangible assets and goodwill and a change in the discount rates used in the valuations of intangible assets in these acquisitions could have resulted in a change to intangible assets with an offsetting impact to goodwill.

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

Revenue Recognition

We evaluate the recognition of revenue based on the criteria set forth in the accounting guidance as more fully described in  Item 15. “Exhibits and Financial Statement Schedules.” Note 1 to the consolidated financial statements, which contains a description of our revenue recognition policy for our revenue streams.

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

Equipment Leases

Gaming operations revenue is earned by providing customers with gaming machines, gaming machine content licenses, back-office equipment and linked progressive systems, which are collectively referred to as gaming equipment, under participation arrangements. The participation arrangements convey the right to use the equipment (i.e. gaming machines and related integral software) for a stated period of time, which typically are no longer than one to three years and then the contract continues on a month-to-month basis thereafter. In some instances, the Company will enter arrangements for longer periods of time; however, many of these arrangements include the ability of the customer to cancel the contract and return the games to the Company, a provision which renders the contracts effectively month-to-month contracts. The Company will also enter into lease contracts with a revenue sharing arrangement whereby the lease payments due from the customer are variable. Primarily due to these factors, our participation arrangements are accounted for as operating leases.

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

When the estimated undiscounted cash flows are not sufficient to recover the intangible asset’s carrying amount, an impairment loss is measured to the extent the fair value of the asset is less than its carrying amount. There were no events or circumstances noted in the year ended December 31, 2019 that indicated that the carrying amount of definite-lived intangible assets may not be recoverable other than those described in Item 15. “Exhibits and Financial Statement Schedules.” Note 8 to our audited financial statements contained elsewhere herein.

Indefinite-lived Intangible Asset Impairment

The “American Gaming Systems” trade name (and related derivations such as “AGS” and “PlayAGS”) asset acquired in a previous acquisition has an indefinite useful life. We do not amortize the indefinite lived trade name, but instead test for possible impairment at least annually or when circumstances warrant. For the trade name and any other indefinite-lived intangible asset we can perform a qualitative assessment to determine if it is more likely than not that the fair value of the asset is less than its carrying amount. If we believe, as a result of our qualitative assessment, that it is more likely than not that the fair value of the asset is less than its carrying amount, a quantitative impairment test is required. The quantitative test compares the fair value of the asset to its carrying amount and any excess carrying amount over the fair value is recorded as an impairment loss.

The Company performed a qualitative assessment to determine if it was more likely than not that the fair value of the trade name asset was less than its carrying amount as of the assessment date of October 1, 2019. In the assessment, we relied on several qualitative factors such as industry and macroeconomic conditions, as well as current projected cash flows and the prior year quantitative analysis, that concluded the excess fair value over carrying value for the trade name asset was $86.1 million.

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

Goodwill

The excess of the purchase price of entities that are considered to be purchases of businesses over the estimated fair value of the assets acquired and the liabilities assumed is recorded as goodwill. Goodwill is reviewed for possible impairment annually on October 1 or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable (Assumption #1). The Company has the option to begin with a qualitative assessment, commonly referred to as Step 0, to determine whether it is more-likely-than-not that the reporting unit's fair value is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as the general economic environment, industry and market conditions, changes in key assumptions used since the most recently performed valuation and overall financial performance of the reporting units. If the Company determines the reporting unit is not at risk of failing the qualitative assessment no impairment testing is required. If the Company determines that it is at risk of failing the qualitative assessment, the Company is required to perform an annual goodwill impairment test, and depending upon the results of that measurement, the recorded goodwill may be written down and charged to results from operations when its carrying amount exceeds its estimated fair value.

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

The Company performed a quantitative assessment as of October 1, 2019 on the EGM and Table Products reporting units, in which both reporting units passed the assessment with a significant cushion between the fair value and carrying value of the reporting unit. As of October 1, 2019, none of the Company's remaining reporting units had a recorded balance of goodwill.

During the second quarter of 2019 our RMG interactive reporting unit fell short of its expected operating results, driven by the delays launching new operators and extended regulatory timelines in new jurisdictions, which was considered to be a triggering event. Accordingly, we reduced the projections of the future operating results for this reporting unit, originally established when we acquired AGS iGaming in 2018. As a result of this triggering event, we performed a quantitative, or “Step 1” impairment analysis of the associated goodwill and determined that the entire balance of $3.5 million was impaired. In performing the quantitative goodwill impairment test for our RMG interactive reporting unit, we estimated the fair value of the reporting unit using an income approach that analyzed projected discounted cash flows. We used projections of revenues and operating costs with estimated growth rates during the forecast period, capital expenditures and cash flows that considered historical and estimated future results and general economic and market conditions, as well as the estimated impact of planned business and operational strategies. The estimates and assumptions used in the discounted cash flow analysis included a terminal year long-term growth rate of 3.0% and an overall discount rate of 25% based on our weighted average cost of capital for the Company and premiums for the small size of the reporting unit and forecast risk.

In 2018, the interactive Social reporting unit had a goodwill carrying value of $4.8 million. The Company performed a quantitative, or “Step 1” analysis in 2018, in which we determined the entire balance of goodwill was impaired. In performing the Step 1 goodwill impairment test for our Interactive Social reporting unit, we estimated the fair value of the Interactive Social reporting unit using an income approach that analyzed projected discounted cash flows. We used projections of revenues and operating costs with estimated growth rates during the forecast period, capital expenditures and cash flows that considered historical and estimated future results and general economic and market conditions, as well as the estimated impact of planned business and operational strategies. In the fourth quarter of the year ended December 31, 2018, during the annual budgeting process the Company decided to change its strategy with regard to marketing and user acquisition activities that drive its B2C Social offerings. The strategic decision to significantly cut spending in this area and to focus completely on the B2B Social business, was the primary reason for a reduction in the projected discounted cash flows that were used in the impairment test. The estimates and assumptions used in the discounted cash flow analysis included a terminal year long-term growth rate of 3.0% and an overall discount rate of 19% based on our weighted average cost of capital for the Company and premiums for the small size of the reporting unit and forecast risk.

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

Recently adopted accounting pronouncements

For a description of recently adopted accounting pronouncements, see Item 15. “Exhibits and Financial Statement Schedules.” Note 1, Summary of Significant Accounting Policies.

Recently issued accounting pronouncements not yet adopted

For a description of recently issued accounting pronouncements not yet adopted, see Item 15. “Exhibits and Financial Statement Schedules.” Note 1 to the consolidated financial statements, Summary of Significant Accounting Policies.

Contractual Obligations

The following table contains information on our contractual obligations and commitments as of December 31, 2019 (in thousands):

		Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Long-term debt	533,727	6,038	11,751	515,938	—
Interest payments	113,562	28,026	55,046	30,490	—
Operating lease(1)	16,595	2,907	4,443	3,633	5,612
Other (2)	41,658	7,789	15,270	14,791	3,808
Total	$705,542	$44,760	$86,510	$564,852	$9,420

(1) Operating lease payments exclude $14.3 million of legally binding minimum lease payments for leases signed but not commenced as of December 31, 2019. These payments are excluded from the table above due to uncertainty of the commencement date, which is the date on which payments will begin.

(2) "Other” includes placement fees payable, license fee agreement liabilities, contingent consideration to business combinations and other liabilities as described in Item 15. “Exhibits and Financial Statement Schedules.” of our consolidated financial statements.

As of December 31, 2019, $11.0 million of unrecognized tax benefits were not included in the table above. Due to the inherent uncertainty of the underlying tax positions, it is not practicable to assign this liability to any particular year.

Estimated interest payments on our debt as of December 31, 2019 are based on principal amounts outstanding, the stated interest rate as of December 31, 2019 and required principal payments through the maturity of the debt.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain market risks and uncertainties inherent in our operations. These market risks generally arise from transactions in the normal course of business. Our primary market risk exposures relate to interest rate risk and foreign currency exchange risks.

Interest Rates

Our primary exposure to market risk is interest rate risk associated with our long-term debt, which accrues interest at variable rates. Certain of our debt instruments accrue interest at LIBOR or the base rate, at our election, subject to an interest rate floor plus an applicable margin rate. In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt and equity capital to sustain our operations. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. As of December 31, 2019, approximately less than 1% of our debt were fixed-rate instruments. Assuming a constant outstanding balance for our variable-rate long term debt, a hypothetical 1% decrease in interest rates would decrease interest expense $5.3 million given our LIBOR floor on related debt, while a hypothetical 1% increase in interest rates would increase interest expense approximately $5.3 million.

Foreign Currency Risk

We are exposed to foreign currency exchange rate risk that is inherent to our foreign operations. We currently transact business in Mexico, and to a lesser extent in the United Kingdom, using the local currency. Our settlement of inter-company trade balances requires the exchange of currencies, which results in the recognition of foreign currency fluctuations. We expect that certain operations will continue to be denominated in foreign currencies. As such, we expect our cash flows and earnings to continue to be exposed to the risks that may arise from fluctuations in foreign currency exchange rates.

We derived approximately 9% of our revenue from customers in Mexico. To date, we have not engaged in hedging activities intended to protect against foreign currency risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is contained in the financial statements listed in Item 15. “Exhibits and Financial Statement Schedules.” of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

In connection with the adoption of ASC 842, we assessed the impact and applied changes to our internal control over financial reporting to update additional control procedures to enable the preparation of our financial information. Except as previously noted, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2019 covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management has performed an assessment according to the 2013 Internal Control-Integrated Framework established by COSO. Based on the assessment, management has concluded that our system of internal control over financial reporting, as of December 31, 2019, is effective. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

An attestation report of the Company’s internal control over financial reporting by our independent registered public accounting firm is not included as we are an Emerging Growth Company and are exempt from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the names, ages, positions, and biographical information of the executive officers of AGS, LLC and the executive officers and directors of the Company at March 2, 2020.

AGS, LLC

Name	Age	Position
David Lopez	46	Chief Executive Officer
Kimo Akiona	46	Chief Financial Officer
Victor Gallo	53	General Counsel
Sigmund Lee	48	Chief Technology Officer

PlayAGS, Inc.

Name	Age	Position
David Lopez	46	Chief Executive Officer, President and Director
Kimo Akiona	46	Chief Financial Officer, Chief Accounting Officer and Treasurer
Victor Gallo	53	General Counsel, Secretary and Compliance Officer
Sigmund Lee	48	Chief Technology Officer
David Sambur	39	Director and Chairman
Daniel Cohen	32	Director
Yvette E. Landau	63	Director
Adam Chibib	53	Director
Geoff Freeman	45	Director
Anna Massion	41	Director

The following are brief biographies describing the backgrounds of the executive officers of AGS, LLC and the executive officers and directors of the Company.

David Lopez. Mr. Lopez has served as the Chief Executive Officer of AGS and Chief Executive Officer and President of the Company since February 3, 2014. Mr. Lopez has also served on the board of the Company since May 2017. Mr. Lopez most recently served as President and Chief Executive Officer of Global Cash Access, Inc. (now known as Everi Holdings, Inc.), which he joined in May 2012. Prior to his role at Global Cash Access, Inc., Mr. Lopez served as Chief Operating Officer of Shuffle Master Inc. from November 2010 until May 2012. Mr. Lopez joined Shuffle Master Inc. in February 1998 and held various positions within the organization during his 14-year tenure, including Interim CEO, Executive Vice President, President of the Americas, Vice President of Product Management, as well as serving as a member of its board of directors from November 2010 until May 2012. Mr. Lopez is a graduate of the University of Nevada, Las Vegas with a B.S. in Business Administration.

Kimo Akiona. Mr. Akiona serves as Chief Financial Officer of AGS and Chief Financial Officer, Chief Accounting Officer and Treasurer of the Company. Mr. Akiona was appointed to serve as Treasurer of the Company and Chief Financial Officer of AGS on February 23, 2015. Mr. Akiona, most recently served as Senior Vice President and Corporate Controller of SHFL entertainment, Inc. and Bally Technologies, Inc. Mr. Akiona joined SHFL entertainment, Inc. in December 2005 and held various positions within the organization’s finance and accounting department during his tenure, including Vice President and Corporate Controller and Director of SEC Reporting. Mr. Akiona is a graduate of University of Nevada, Las Vegas with a B.S. in Business Administration with a concentration in accounting.

Victor Gallo. Mr. Gallo joined AGS in February 2010 as Vice President, Licensing and Compliance and Compliance Officer and currently serves as the Company’s General Counsel, Secretary, and Compliance Officer and as General Counsel of AGS. Previously, Mr. Gallo was General Counsel and Vice President of Business Development for Youbet.com, Inc., and Vice President of Legal and Compliance and Corporate Counsel for Konami Gaming, Inc. Mr. Gallo has also worked as an attorney in private practice, and as an active duty Captain in the Air Force Judge Advocate General Corps. Mr. Gallo received his Bachelor of Science degree in Aerospace Engineering from the University of Southern California and a Juris Doctor from the University of the Pacific.

Sigmund Lee. Mr. Lee was appointed to serve as Chief Technology Officer of AGS, on July 1, 2015. Mr. Lee most recently served as Chief Technology Officer of Cadillac Jack, Inc., which was acquired by the Company in May of 2015. Mr. Lee joined Cadillac Jack, Inc. in 2006 and served as their Chief Technology Officer during his tenure. Prior to his role at Cadillac Jack, Inc., Mr. Lee served as the Vice President of Engineering for Bally Technologies, Inc. Mr. Lee is a graduate of Georgia State University.

David Sambur. Mr. Sambur has served as a member of the board since November 2013. David is a Co-Lead Partner at Apollo, having joined in 2004. Mr. Sambur has experience in financing, analyzing, investing in and/or advising public and private companies and their board of directors. Prior to joining Apollo, Mr. Sambur was a member of the Leveraged Finance Group of Salomon Smith Barney Inc. Mr. Sambur currently serves on the board of directors of Terrier Media Holdings, Inc. (d/b/a Cox Media Group), Terrier Gamut Holdings, Inc., Sherwood Holdings I, Inc. (parent of Shutterfly), Nugs.net Enterprises, Inc., Camaro Parent, LLC (parent of CareerBuilder) Aspen Holdco, LLC (parent of Coinstar), Constellation Club Holdings, Inc. (parent of ClubCorp), Dakota Holdings, Inc. (parent of Diamond Resorts), EcoATM, LLC, Mood Media Corporation and Redwood Holdco, LLC (parent of Redbox, LLC). Mr. Sambur previously served on the boards of directors of Caesars Entertainment Corporation, Hexion Holdings, LLC (f/k/a Momentive Performance Materials, Inc.), MPM Holdings, and Verso Corporation (f/k/a Verso Paper Corp.). He is also a member of the Mount Sinai Department of Medicine Advisory Board. Mr. Sambur graduated summa cum laude and Phi Beta Kappa from Emory University with a BA in economics.

Daniel Cohen. Mr. Cohen has served as a member of the board of the Company since May 2017. Mr. Cohen is a Principal at Apollo Private Equity, having joined in 2012. Prior to that time, Mr. Cohen was a generalist in investment banking at Moelis & Company. Mr. Cohen currently serves on the board of directors of Constellation Club Holdings, Inc. (parent of ClubCorp). Mr. Cohen graduated magna cum laude from the University of Pennsylvania’s Wharton School of Business with a B.S. in Economics, concentrating in Finance and Management.

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

Adam Chibib. Mr. Chibib was appointed to serve as a member of the board of the Company upon completion of the initial public offering. Mr. Chibib’s career has included successful companies ranging from early-stage start-ups to billion-dollar public companies and has spanned numerous industries including telecom software, security hardware, financial services and gaming. Adam Chibib was most recently President and Chief Financial Officer (CFO) of Multimedia Games Holding Company, Inc., where he was part of a turn-around team that helped double revenues, triple profitability and increase the market capitalization from $47 million to over $1 billion. Multimedia Games Holding Company, Inc. was acquired in December of 2014 for $1.2 billion by Global Cash Access, Inc. (now known as Everi Holdings, Inc.). Mr. Chibib also served as founder and CFO of BroadJump (acquired by Motive), CFO of Waveset (acquired by Sun Miscrosystems), CFO of TippingPoint Technologies (acquired by 3Com), CFO of NetSpend and as the Worldwide Controller of Tivoli Systems. He was named CFO of the year for the public company category by the Austin Business Journal in 2013 and won the Ernst & Young Entrepreneur of the Year award in 2002. Mr. Chibib is a graduate of the University of Texas.

Geoff Freeman. On November 7, 2018, Mr. Freeman was appointed as a member of the board of the Company, as well as the nominating and governance committee, compensation committee and audit committee. Mr. Freeman is currently the CEO of the Grocery Manufacturers Association. Prior to serving in his current role, Mr. Freeman served as CEO of the American Gaming Association (“AGA”) from May 2013 through July 2018. During his five-year tenure at the helm of the AGA, Mr. Freeman led the trade organization to monumental successes that have forever changed the face of the gaming industry, including expanding the organization’s membership by 200 percent; overturning the Professional and Amateur Sports Protection Act of 1992 (PASPA), which led to legalized sports betting in the U.S.; significantly improved relationships between tribal and commercial gaming operators; spearheading the AGA’s Get to Know Gaming campaign focused on the economic benefits of gaming; and delivering a successful campaign to prevent the IRS from lowering the reporting threshold on slot winnings. Before AGA, Mr. Freeman was the COO of The U.S. Travel Association from May 2006 to May 2013, and as a director to The U.S. Travel Association from January 2014 through July 2018. Mr. Freeman holds a Bachelor of Arts, Political Science and Public Policy from the University of California, Berkley.

Anna Massion. On June 17, 2019, Ms. Massion was appointed as a member of the board of the Company as well as the nominating and governance committee and the compensation committee. Ms. Massion currently serves as an Independent Non-Executive Director at Playtech, PLC. Prior to serving in her current role, Ms. Massion was a Senior Analyst for PAR Capital Management from February 2014 through June 2019. Ms. Massion has also served as a Director of Gaming, Lodging and Leisure Research at Hedgeye Risk Management, LLC from November 2008 through February 2014, Vice President/Senior Research Analyst at Marathon Asset Management from April 2008 through October 2008 and at JP Morgan from September 2001 through March 2008 as a Vice President on the Proprietary Trading Desk from 2004. Ms. Massion holds a Bachelor of Science in Economics, Concentration in Finance, Minor in Russian and a Master of Business Administration in Finance, Major in Finance from The Wharton School at the University of Pennsylvania.

Board Composition

The Company has seven directors, the majority of which are independent directors.  Only independent directors serve on our Compensation Committee, Nominating and Corporate Governance Committee and our Audit Committee in accordance with the New York Stock Exchange rules.

Our board of directors is divided into three classes. The members of each class serve staggered, three-year terms (other than with respect to the initial terms of the Class I and Class II directors, which are one and two years, respectively). Upon the expiration of the term of a class of directors, directors in that class will be elected for three-year terms at the annual meeting of stockholders in the year in which their term expires. Our directors are:

•	Daniel Cohen, Geoff Freeman, Yvette Landau are Class I directors, whose terms expire at the fiscal 2021 annual meeting of stockholders;
•	Adam Chibib is a Class II director, whose initial term expires at the fiscal 2022 annual meeting of stockholders; and
•	Anna Massion, David Sambur and David Lopez are Class III directors, whose initial terms expire at the fiscal 2020 annual meeting of stockholders.

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

Apollo Group Rights to Nominate Certain Directors

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

Audit Committee

Our Audit Committee consists of Mr. Adam Chibib (Chair), Ms. Yvette Landau and Mr. Geoff Freeman. Our board of directors has determined that Mr. Chibib, Ms. Landau and Mr. Freeman each qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K and that each of Mr. Chibib, Ms. Landau and Mr. Freeman is independent as independence is defined in Rule 10A-3 of the Exchange Act and under the New York Stock Exchange listing standards. The principal duties and responsibilities of our Audit Committee are as follows:

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

Compensation Committee

Our Compensation Committee consists of Mr. Geoff Freeman (Chair), Mr. Adam Chibib and Ms. Anna Massion. The principal duties and responsibilities of the Compensation Committee are as follows:

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

Nominating and Corporate Governance Committee

Our board of directors established a Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee consists of Ms. Yvette Landau (Chair), Mr. Geoff Freeman and Ms. Anna Massion. The principal duties and responsibilities of the Nominating and Corporate Governance Committee are as follows:

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

Board Leadership Structure and Board’s Role in Risk Oversight

The board of directors has an oversight role, as a whole and also at the committee level, in overseeing management of the Company’s risks. The board of directors regularly reviews information regarding our credit, liquidity and operations, as well as the risks associated with each. The compensation committee of the board of directors is responsible for overseeing the management of risks relating to employee compensation plans and arrangements and the audit committee of the board of directors oversees the management of financial risks. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire board of directors will be regularly informed through committee reports about such risks.

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

Summary Compensation Table

The following table discloses compensation for our fiscal years ending December 31, 2019, and 2018 received by Messrs. Lopez, Lee, and Akiona, each of whom was a “named executive officer” during Fiscal 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
David Lopez,	2019	700,000	—		1,432,761	497,000	11,806	$2,641,567
President, Chief Executive Officer and Secretary	2018	600,000	—		1,234,337	963,018	13,260	$2,810,615

Sigmund Lee,	2019	600,000	450,000	(1)	1,325,460	319,500	14,436	$2,709,396
Chief Technology Officer	2018	528,846	1,200,000	(1)	991,875	637,857	15,357	$3,373,935

Kimo Akiona,	2019	336,500	—		345,858	179,186	3,194	$864,738
Chief Financial Officer and Treasurer	2018	289,115	—		583,298	361,182	11,647	$1,245,242

(1)

Represents annual retention bonus of $450,000 in 2019 and bonuses of $1,200,000 in 2018 comprised of a sign-on bonus of $500,000 in connection with signing a new employment agreement and $700,000 of annual incentive plan bonuses (as defined in the employment agreement).

(2)

 Amounts represent the aggregate grant date fair value of the awards computed in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718 (disregarding any risk of forfeiture assumptions). For a discussion of the relevant valuation assumptions, see Item 15 “Exhibits and Financial Statement Schedules.” Note 11. for further explanation.

(3)

Amounts represent annual incentive cash bonuses paid to employees. Employees are eligible to earn annual cash bonuses based on attainment of applicable compensation adjusted EBITDA performance targets. Each bonus plan participant is assigned a bonus payment range expressed as a percentage of base salary. The amount of the cash bonus is then increased or decreased within the applicable range based on over- or under-performance with respect to the performance targets, subject to a minimum achievement level of 85% necessary to earn 50% of the target bonus, a maximum achievement level of 120% to earn a bonus of 200% of the target, and a target achievement level of 100% that corresponds to a payout level of 100% of target (with interpolation of bonus payments between such levels).

(4)	Amounts represent the Company’s matching contributions under our 401(k) Plan and various fringe benefits.

The applicable compensation adjusted EBITDA target for 2019 was $164,208,000 and attainment for such year was 88% of the target, or $144,955,000, which corresponded to a payout level of 71%. The applicable compensation adjusted EBITDA target for 2018 was $131,460,000, and attainment for such year was 110% of target, or $144,402,000, which corresponded to a payout level of 140%.

Effective December 31, 2019, the named executive officers elected to receive a portion of their fiscal 2019 annual incentive bonus in shares of immediately vested common stock in lieu of cash. The non-equity incentive plan compensation amounts for 2019 in the table above include $248,500 (equal to 20,486 shares) for Mr. Lopez, $159,750 (equal to 13,170 shares) for Mr. Lee, and $89,593 (equal to 7,386 shares) for Mr. Akiona that was actually received as shares of common stock in lieu of cash.  Also, effective December 12, 2018, the named executive officers elected to receive a portion of their fiscal year 2018 annual incentive bonus in shares of immediately vested common stock in lieu of cash. The amounts in the table above for the named executives include $107,857 for 2018 that was actually received as 4,764 shares of common stock in lieu of cash.

To provide investors with additional information in connection with our annual cash bonuses, we disclose Compensation Adjusted EBITDA. This measure is not a financial measure calculated in accordance with GAAP and should not be considered as a substitute for net income, operating income, cash flows, or any other measure calculated in accordance with GAAP, and may not be comparable to a similarly titled measure reported by other companies.

We believe that the presentation of Compensation Adjusted EBITDA is appropriate to provide additional information to investors about our operating profitability adjusted for certain non-cash items, non-routine items that we do not expect to continue at the same level in the future, as well as other items that are not core to our operations. Further, we believe Compensation Adjusted EBITDA provides a meaningful measure of operating profitability because we use it for evaluating our business performance, making budgeting decisions, and comparing our performance against that of other peer companies using similar measures.

Compensation Adjusted EBITDA for purposes of bonus performance targets is defined as earnings before interest, taxes, depreciation and amortization including adjustments for nonrecurring items, foreign exchange rates, synergies and for 2018 excluding bonus expenses.

There are material limitations to using Compensation Adjusted EBITDA. Compensation Adjusted EBITDA does not take into account certain significant items, including depreciation and amortization, interest, taxes, and other adjustments which directly affect our net income or loss. These limitations are best addressed by considering the economic effects of the excluded items independently and by considering Compensation Adjusted EBITDA in conjunction with net income as calculated in accordance with GAAP.

	For the Year Ended December 31,
	2019	2018
Net (Loss) Income	$(11,752)	$(20,846)
Income (benefit) tax	(5,449)	(8,377)
Depreciation and amortization	91,474	77,535
Other expense (income)	4,622	10,488
Interest income	(163)	(207)
Interest expense	36,248	37,607
Write-downs and other(1)	6,912	8,753
Loss on extinguishment and modification of debt(2)	—	6,625
Other adjustments(3)	909	2,426
Other non-cash charges(4)	9,078	6,633
Legal and litigation expenses(5)	1,844	992
Acquisition and integration related costs(6)	3,338	3,644
Non-cash stock compensation(7)	9,001	10,933
Adjusted EBITDA	$146,062	$136,206
Accrued bonuses(8)	—	7,248
Foreign currency(9)	(528)	744
Unbudgeted acquisition and other items(10)	(579)	204
Compensation Adjusted EBITDA	$144,955	$144,402

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

(7) Non-cash stock-based compensation includes non-cash compensation expense related to grants of options, restricted stock, and other equity awards.

(8) In 2018, accrued bonuses were added to Adjusted EBITDA for comparability to the compensation adjusted EBITDA target.

(9) Foreign currency items are gains and losses attributable to foreign currency translation that were not considered during the budget process and are therefore added to Adjusted EBITDA.

(10) Unbudgeted acquisition and other items represent transactions and results from operations of acquired businesses as well as other items that were not considered within the budget at the time the bonus target was determine by management.

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

Sigmund Lee

AGS entered into a new employment agreement with Sigmund Lee, as executed on November 5, 2018 and effective September 1, 2018, to continue to serve as Chief Technology Officer, a position he has served in since July 1, 2015. The agreement is “at-will,” meaning that either party may terminate the employment relationship at any time and for any reason, either with or without cause. As of December 31, 2019, Mr. Lee’s employment agreement was amended to limit his responsibilities to research and development of the Electronic Gaming Machine segment only and to clarify that he does not set company-wide policy.  Pursuant to his employment agreement, Mr. Lee’s annual base salary shall be $600,000. Mr. Lee’s base salary may from time to time be increased, but may be decreased only in connection with an AGS-wide decrease for all senior leadership positions. Mr. Lee is also eligible to receive an annual performance-based bonus, with an annual target bonus opportunity no less than 75% of his base salary if 100% of target is achieved. Mr. Lee will be eligible for this performance-based bonus if he is actively employed by AGS at the time of the bonus payment.

Further, pursuant to Mr. Lee’s employment agreement, in exchange for his commitment to remain employed for a three-year period commencing September 1, 2018, Mr. Lee will also be eligible to receive a retention bonus of $450,000, payable during the first fiscal quarter of each  of 2019, 2020 and 2021. Upon Mr. Lee’s resignation without good reason or upon termination of his employment by AGS with cause prior to the expiration of the three-year period, Mr. Lee will be obligated to repay the net after-tax amount of any such retention bonus paid to him in the year of termination.

In addition, Mr. Lee received a one-time sign-on bonus in the gross amount of $500,000. Upon Mr. Lee’s resignation without good reason prior to September 1, 2021, Mr. Lee will be obligated to repay the net after-tax amount of the sign-on bonus.

Kimo Akiona

AGS entered into a new employment agreement with Kimo Akiona, as executed on December 13, 2018 and effective October 21, 2018, to continue to serve as Chief Financial Officer of AGS, a position he has served in since February 23, 2015. The agreement is “at-will,” meaning that either party may terminate the employment relationship at any time and for any reason, either with or without cause. Pursuant to his employment agreement, Mr. Akiona’s annual base salary shall be $336,500. Mr. Akiona’s base salary may from time to time be increased, but may be decreased only in connection with an AGS-wide decrease for all senior leadership positions. Mr. Akiona shall be eligible to receive an annual performance-based bonus, with an annual target bonus opportunity no less than 75% of his base salary if 100% of target is achieved. Mr. Akiona will be eligible for this performance-based bonus if he is actively employed by AGS on the time of the bonus payment.

Outstanding equity awards as of the year ended December 31, 2019:

	Options					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise or Base Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares or Units of Stock That Have Not Vested (#)		Equity Incentive Plan Awards: Market Value of Unearned Shares or Units of Stock That Have Not Vested ($)(11)
David Lopez (1)	396,350	—	—	$6.43	4/28/2024	59,068	(5)	716,495	(6)	29,902	(8)	362,711
Sigmund Lee (2)(3)	116,572	—	—	$10.10	7/17/2025	50,669	(6)	614,615		27,232	(9)	330,324
	58,287	19,429	—	$10.92	1/18/2026	—		—		—		—
Kimo Akiona (4)	70,718	5,051	—	$9.42	3/11/2025	22,690	(7)	275,230		7,187	(10)	87,178

(1)

Represents 349,721 options granted on April 28, 2014 to purchase common shares. One-third of the option grant was eligible to vest in equal installments of 20% on each of the first five anniversaries of the date of the grant, subject to continued employment with the Company or its subsidiaries. The remaining two-thirds of the option grant was subject to performance-based vesting criteria and vested on October 18, 2018 upon the achievement of the applicable performance targets. Also represents 46,629 options granted on April 28, 2014 to purchase common shares, provided, that this grant of options vested in full upon the date of grant.

(2)

Represents 116,572 options granted on July 17, 2015 to purchase common shares. This grant of options is time-based only, and is eligible to vest in equal installments of 25% on each of the first four anniversaries of the date of the grant, subject to continued employment with the Company or its subsidiaries.

(3)

Represents 77,716 options granted on January 18, 2016 to purchase common shares. This grant of options is time-based only, and is eligible to vest in equal installments of 25% on each of the first four anniversaries of the date of the grant, subject to continued employment with the Company or its subsidiaries. In the event of a termination of employment without cause or as a result of death or disability, any time-based options which would have vested on the next applicable vesting date shall become vested, and the remaining unvested time-based options shall be forfeited. In addition, upon a Change in Control (as defined in the Company’s 2014 Long-Term Incentive Plan), subject to continued employment through the date of the Change in Control, all outstanding unvested time-based options shall immediately vest.

(4)

Represents 75,769 options granted on March 11, 2015 to purchase common shares. One-third of the options are eligible to vest in equal installments of 20% on each of the first five anniversaries of the date of the grant, subject to continued employment with the Company or its subsidiaries. In the event of a termination of employment without cause or as a result of death or disability, any such time-based options which would have vested on the next applicable vesting date shall become vested, and the remaining unvested time-based options shall be forfeited. In addition, upon a Change in Control (as defined in the Company’s 2014 Long-Term Incentive Plan), subject to continued employment through the date of the Change in Control, all outstanding unvested time-based options shall immediately vest. The remaining two-thirds of the option grant was subject to performance-based vesting criteria and vested on October 18, 2018 upon achievement of the applicable performance targets.

(5)

Represents 29,166 restricted shares granted on August 23, 2018 and 29,902 restricted shares granted on March 4, 2019, which are eligible to vest in equal installments of 25% on each of the first four anniversaries of the date of grant. In the event of a termination of employment without cause upon or within 12 months following a change of control or as a result of death, any unvested portion shall immediately vest. In the event of a termination as a result of disability, the portion of the restricted shares which would have vested on the next applicable vesting date shall become vested, and the remaining unvested portion shall be forfeited. Except as otherwise provided above, upon a termination for any reason, the unvested restricted shares shall be forfeited.

(6)

Represents 23,437 restricted shares granted on August 23, 2018 and 27,232 restricted shares granted on March 4, 2019, which are eligible to vest in equal installments of 25% on each of the first four anniversaries of the date of grant. In the event of a termination of employment without cause upon or within 12 months following a change of control or as a result of death, any unvested portion shall immediately vest. In the event of a termination as a result of disability, the portion of the restricted shares which would have vested on the next applicable vesting date shall become vested, and the remaining unvested portion shall be forfeited. Except as otherwise provided above, upon a termination for any reason, the unvested restricted shares shall be forfeited.

(7)

Represents 7,500 restricted shares granted on May 30, 2018, 8,003 restricted shares granted on August 23, 2018 and 7,187 restricted shares granted on March 4, 2019, which are eligible to vest in equal installments of 25% on each of the first four anniversaries of the date of grant. In the event of a termination of employment without cause upon or within 12 months following a change of control or as a result of death, any unvested portion shall immediately vest. In the event of a termination as a result of disability, the portion of the restricted shares which would have vested on the next applicable vesting date shall become vested, and the remaining unvested portion shall be forfeited. Except as otherwise provided above, upon a termination for any reason, the unvested restricted shares shall be forfeited.

(8)

Includes 29,902 restricted shares granted on March 4, 2019, which are eligible to vest on the first day that the 60-day average closing price of the Company’s common stock exceeds $29.60, subject to continued employment through such date. In the event of termination of employment without cause upon or within 12 months following a change of control or as a result of death, any unvested portion shall immediately vest. Except as otherwise provided above, upon a termination for any reason, the unvested restricted shares shall be forfeited.

(9)	Includes 27,232 restricted shares granted on March 4, 2019, which are eligible to vest on the first day that the 60-day average closing price of the Company’s common stock exceeds $29.60, subject to continued employment through such date. In the event of termination of employment without cause upon or within 12 months following a change of control or as a result of death, any unvested portion shall immediately vest. Except as otherwise provided above, upon a termination for any reason, the unvested restricted shares shall be forfeited.

(10)	Includes 7,187 restricted shares granted on March 4, 2019, which are eligible to vest on the first day that the 60-day average closing price of the Company’s common stock exceeds $29.60, subject to continued employment through such date. In the event of termination of employment without cause upon or within 12 months following a change of control or as a result of death, any unvested portion shall immediately vest. Except as otherwise provided above, upon a termination for any reason, the unvested restricted shares shall be forfeited.

(11)	For purposes of this table, the shares of common stock of the Company were valued using the closing stock price on Dec ember 31, 2019 of $12.13.

Pension Benefits

We do not maintain any defined benefit pension plan for the benefit of our named executive officers.

Management Incentive Plan

See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Non-qualified Deferred Compensation

We do not maintain any non-qualified deferred compensation plan for the benefit of our named executive officers.

Payments Upon Termination and Change of Control

Pursuant to Mr. Lopez’s employment agreement, if during the term of the agreement AGS terminates Mr. Lopez’s employment without cause or he resigns for good reason, subject to receiving a signed release of claims from Mr. Lopez, Mr. Lopez will receive severance pay equal to 24 months base salary (paid over a 24-month period) along with the pro-rated managerial bonus for the year in which Mr. Lopez is terminated. Mr. Lopez would also be eligible to receive continued health benefits at no greater cost than would apply if he were an active employee for 18 months post termination, or if earlier, until he commences employment with a subsequent employer. Pursuant to his employment agreement, Mr. Lopez will also be subject to perpetual confidentiality, intellectual property and non-disparagement, as well as certain non-solicitation and certain non-competition restrictions for 24 months following the date of his employment.

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

For the treatment of equity upon termination of employment, please see the section “-Outstanding equity awards as of the year ended December 31, 2019.”

Director Compensation

The following table sets forth the total compensation paid to each of our non-employee directors for the year ended December 31, 2019.

Name(1)	Fees Earned or Paid in Cash(2)	Stock Awards(3)	Total
Adam Chibib	100,000	74,994	174,994
Yvette Landau	75,000	74,994	149,994
Geoff Freeman	75,000	74,994	149,994
Anna Massion	46,875	71,749	118,624

(1) For 2019, David Sambur, Daniel Cohen, and David Lopez were members of our board of directors and did not receive any compensation from the Company for their services on the board.

(2) Amounts set forth in Fees Earned or Paid in Cash column represent the aggregate dollar amount of all fees earned or paid in cash for services as a director, including committee and/or chairmanship fees, pro-rated as applicable for the first year of service. Director fees are earned and paid quarterly.

(3) Amounts set forth in the Stock Awards column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.  In 2019, each director’s award consisted of restricted shares which vest over a period of one year from the grant date.

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

	Shares Beneficially Owned
	Number	Percent
5% Stockholders
Apollo Gaming Holdings, L.P(1)	8,208,076	22.3%
AP Gaming VoteCo, LLC(1)(2)	8,208,076	22.3%
ArrowMark Colorado Holdings, LLC	3,518,570	9.6%
Schroder Investment Management North America Inc.	2,022,184	5.5%
BlackRock, Inc.	1,853,835	5.0%
Ameriprise Financial, Inc.	1,824,451	5.0%
Named Executive Officers and Directors
David Lopez(3)	538,134	1.5%
Kimo Akiona(4)	113,094	0.3%
Victor Gallo(5)	113,720	0.3%
Sigmund Lee(6)	222,668	0.6%
David Sambur(1)(2)	—	—
Daniel Cohen(2)	—	—
Adam Chibib	11,390	—%
Yvette Landau	16,390	—%
Geoff Freeman	6,960	—%
Anna Massion	6,000	—%
All current directors and executive officers as a group (10 persons)	1,028,356	2.7%

(1)     Represents shares of our common stock held of record by Holdings, which are subject to the irrevocable proxy granted by Holdings to VoteCo pursuant to the Irrevocable Proxy and Power of Attorney, irrevocably constituting and appointing VoteCo, with full power of substitution, its true and lawful proxy and attorney-in-fact to: (i) vote all of the shares of our common stock held by Holdings at any meeting (and any adjournment or postponement thereof) of our stockholders, and in connection with any written consent of our stockholders, and (ii) direct and effect the sale, transfer or other disposition of all or any part of the shares of our common stock held by Holdings, if, as and when so determined in the sole discretion of VoteCo. The irrevocable proxy terminates with respect to any shares of our common stock that are sold, transferred or otherwise disposed of by VoteCo upon such sale, transfer or other disposition. VoteCo is member-managed by its sole member, David Sambur. Mr. Sambur holds the membership interests of VoteCo and as such may be deemed to share voting and dispositive control, and beneficial ownership, with VoteCo with respect to the shares of our common stock subject to the irrevocable proxy granted to VoteCo. Apollo Gaming Holdings GP, LLC (“Holdings GP”) is the general partner of Holdings. Apollo Management VIII, L.P. (“Management VIII”) is the manager of Holdings GP and of Apollo Investment Fund VIII, L.P. (“AIF VIII”). AIF VIII is a member of Holdings GP, and as such has the right to direct Management VIII in its management of Holdings GP, and is also a limited partner of Holdings. AIF VIII Management, LLC (“AIF VIII LLC”) is the general partner of Management VIII. Apollo Management, L.P. (“Apollo Management”) is the sole member-manager of AIF VIII LLC, and Apollo Management GP, LLC (“Management GP”) is the general partner of Apollo Management. Apollo Management Holdings, L.P. (“Management Holdings”) is the sole member and manager of Management GP. Apollo Management Holdings GP, LLC (“Management Holdings GP”) is the general partner of Management Holdings. Leon Black, Joshua Harris and Mr. Rowan are the managers, as well as executive officers, of Management Holdings GP. Due to the irrevocable proxy granted to VoteCo, none of Holdings, Holdings GP, Management VIII, AFI VIII, AIF VIII LLC, Apollo Management, Management GP, Management Holdings or Management Holdings GP will be deemed to beneficially own the shares of our common stock held by Holdings. The address of VoteCo is 5475 S. Decatur Blvd., Las Vegas, Nevada 89118. The address of each of Holdings, Holdings GP, Management VIII, AIF VIII LLC, Apollo Management, Management GP, Management Holdings and Management Holdings GP, and Messrs. Black, Harris, Rowan and Sambur, is 9 West 57th Street, 43rd Floor, New York, New York 10019

(2)     David Sambur, and Daniel Cohen are each affiliated with Apollo Management and its affiliated investment managers and advisors. Messrs. Black, Cohen, Harris, Rowan and Sambur each disclaim beneficial ownership of the shares of our common stock that are beneficially owned by VoteCo, or directly held of record by Holdings. The address of Mr. Cohen and Mr. Sambur is 9 West 57th Street, 43rd Floor, New York, New York 10019.

(3)   Number of shares beneficially owned includes 396,350 shares of common stock issuable upon the exercise of options within 60 days and 9,740 shares held by Mr. Lopez’s family members for which Mr. Lopez disclaims beneficial ownership, and this table should not be deemed an admission that he is the beneficial owner of his family members’ shares.

(4)     Number of shares beneficially owned includes 70,718 shares of common stock issuable upon the exercise of options within 60 days.

(5)     Number of shares beneficially owned includes 58,288 shares of common stock issuable upon the exercise of options within 60 days.

(6)     Number of shares beneficially owned includes 194,288 shares of common stock issuable upon the exercise of options within 60 days.

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

	As of December 31, 2019
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)(#)	(b)($)	(c)(#)
Equity compensation plans approved by security holders	2,095,482	$9.10	942,039
Equity compensation plans not approved by shareholders	—	—	—
Total remaining shares to be issued.	2,095,482	$9.10	942,039

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

Securityholders Agreement

Concurrently with the closing of our initial public offering, we amended and restated the Securityholders Agreement (as amended and restated, the “Securityholders Agreement”), by and among AP Gaming Holdings, L.P. (the “Partnership”), VoteCo, the Company and each holder who serves in management Shares from time to time party thereto, including David Lopez, our Chief Executive Officer (each a “Holder”). The Securityholders Agreement provides the Partnership and Apollo Investment Fund VIII, L.P., and each of their respective affiliates, with certain demand registration rights. It also provides each Holder with piggy-back registration rights and imposes certain transfer restrictions on each Holder’s ownership of the Company’s common shares and sets forth the Company’s right to repurchase any common shares held by Holders who are employed by, or serve as consultants to or directors of, the Company or any of its subsidiaries upon their termination from such employment or consultancy. The Securityholders Agreement also imposes certain restrictions on each Holder who serves in management, including non-solicitation, non-compete and non-disclosure requirements.

Stockholders Agreement

With the consummation of the initial public offering, we entered into a Stockholders Agreement with VoteCo and Holdings, which is an entity controlled by Apollo. Pursuant to the Stockholders Agreement, Holdings has the right, at any time until the Apollo Group no longer beneficially owns at least 5% of our issued and outstanding common stock, to nominate a number of directors comprising a percentage of the board in accordance with its beneficial ownership of our outstanding common stock (rounded up to the nearest whole number), see “Item 10. Directors, Executive officers and Corporate Governance --Apollo Group Approval of Certain Matters and Rights to Nominate Certain Directors.” The Stockholders Agreement sets forth certain information rights granted to the Apollo Group. It also specifies that we will provide indemnification and advance of expenses of VoteCo and each stockholder party to the Stockholders Agreement for any claim arising from their actions as the Company's stockholders or controlling persons.

Director Independence

Our independent directors, as such term is defined by the applicable rules and regulations of the New York Stock Exchange and our board’s determination of their independence, are Adam Chibib, Yvette Landau, Geoff Freeman and Anna Massion.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

PricewaterhouseCoopers LLP (“PwC”) served as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2019 and 2018. The following table presents fees for professional services rendered by PwC related to the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2019 and 2018 and fees billed for other services rendered by PwC during those years.

Category	2019	2018
Audit fees	$1,316,393	$1,293,231
Audit related	412,433	466,232
Tax fees	482,155	482,985
All other fees	679,900	841,974
Total	$2,890,881	$3,084,422

Audit Fees consisted of the aggregate fees paid or accrued for professional services rendered for the annual audit of the Company’s financial statements, the reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q, and statutory audits of foreign subsidiary financial statements. The Audit-Related fees listed above were billed in connection with the professional services performed in 2019 and 2018 including services related to SEC registration statement filings. Tax fees include the aggregate fees paid during the respective years for tax compliance and tax advisory services. All Other Fees listed above were billed for services provided in connection with acquisition due diligence and other services.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1). Financial Statements.

Included in Part II of this Amendment:

(a)(2). Financial Statement Schedules.

We have omitted certain other financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements. We have included Schedule I - Financial Information of the Registrant for the years ended December 31, 2019, 2018, and 2017 on page 90 and Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2019, 2018, and 2017 on page 93.

(a)(3). Exhibits.

Exhibit Number	Exhibit Description

3.1

Certificate of Amended and Restated Articles of Incorporation of PlayAGS, Inc., effective January 29, 2018 (incorporated by reference to Exhibit 3.1 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 5, 2019).

3.2	Amended and Restated Bylaws of PlayAGS,Inc., Adopted January 29, 2018 (incorporated by reference to Exhibit 3.2 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 5, 2019).

*4.6	Description of Capital Stock.

10.1	2014 Managerial Incentive Plan, (incorporated by reference to Exhibit 10.1 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 31, 2015).

10.2	AP Gaming Holdco, Inc. 2014 Long-Term Incentive Plan, (incorporated by reference to Exhibit 10.2 to PlayAGS, Inc.'s Current Report on Form 8-K filed on May 5, 2014)

10.3	Form of Option Agreement, (incorporated by reference to Exhibit 10.3 to PlayAGS, Inc.'s Current Report on Form 8-K filed on May 5, 2014).

10.4	Form of Subscription Agreement, (incorporated by reference to Exhibit 10.3 to PlayAGS, Inc.'s Current Report on Form 8-K filed on May 5, 2014).

10.5	PlayAGS, Inc. Omnibus Incentive Plan, (incorporated by reference to Exhibit 10.9 to PlayAGS, Inc.'s Amended Registration Statement on Form S-1/A filed on January 16, 2018).

10.6	PlayAGS, INC. Omnibus Incentive Plan, Director Stock Award Agreement, (incorporated by reference to Exhibit 10.2 to PlayAGS, Inc.'s Quarterly Report on Form 10-Q filed on November 8, 2018).

10.7	PlayAGS, INC. Omnibus Incentive Plan, Non-Qualified Option Award Agreement, (incorporated by reference to Exhibit 10.3 to PlayAGS, Inc.'s Quarterly Report on Form 10-Q filed on November 8, 2018).

10.8	PlayAGS, INC. Omnibus Incentive Plan, Restricted Stock Unit Award Agreement, (incorporated by reference to Exhibit 10.4 to PlayAGS, Inc.'s Quarterly Report on Form 10-Q filed on November 8, 2018).

10.9

Employment Agreement, dated April 28, 2014, by and between David Lopez and AP Gaming Holdco, Inc, (incorporated by reference to Exhibit 10.5 to PlayAGS, Inc.'s Current Report on Form 8-K filed on May 5, 2014).

10.10

Nonqualified Stock Option Agreement, dated April 28, 2014, by and between AP Gaming Holdco, Inc. and David Lopez, (incorporated by reference to Exhibit 10.6 to PlayAGS, Inc.'s Current Report on Form 8-K filed on May 5, 2014).

10.11

Restricted Stock Agreement, dated April 28, 2014, by and between AP Gaming Holdco, Inc. and David Lopez, (incorporated by reference to Exhibit 10.7 to PlayAGS, Inc.'s Current Report on Form 8-K filed on May 5, 2014).

10.12

Employment Agreement, dated as September 1, 2018, by and between AGS, LLC and Sigmund Lee (incorporated by reference to Exhibit 10.13 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 5, 2019).

*10.13	Amendment to Employment Agreement, dates as December 31, 2019, by and between AGS, LLC and Sigmund Lee

10.14

Nonqualified Time-Based Stock Option Agreement, dated July 17, 2015, by and between AP Gaming Holdco, Inc. and Sigmund Lee, (incorporated by reference to Exhibit 10.20 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 10, 2016).

10.15

Nonqualified Performance-Based Stock Option Agreement, dated July 17, 2015, by and between AP Gaming Holdco, Inc. and Sigmund Lee,  (incorporated by reference to Exhibit 10.21 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 10, 2016).

10.16

Nonqualified Stock Option Agreement, dated January 18, 2016, by and between AP Gaming Holdco, Inc. and Sigmund Lee, (incorporated by reference to Exhibit 10.21 to PlayAGS, Inc.'s Registration Statement on Form S-1 filed on December 19, 2017).

10.17	Employment Agreement, dated October 21, 2018, by and between Kimo Akiona and AGS, LLC (incorporated by reference to Exhibit 10.16 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 5, 2019).

10.18

Nonqualified Stock Option Agreement, dated March 11, 2015, by and between AP Gaming Holdco, Inc. and Kimo Akiona, (incorporated by reference to Exhibit 10.21 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 10, 2017).

10.19

First Lien Credit Agreement, dated as of June 6, 2017, among AP Gaming Holdings, LLC, as Holdings, AP Gaming I, LLC, as Borrower, the lenders party thereto, Jefferies Finance LLC, as Administrative Agent, Jefferies Finance LLC and Macquarie Capital (USA) Inc., as Joint Lead Arrangers and Joint Bookrunners, and Apollo Global Securities, LLC, as Co-Manager, (incorporated by reference to Exhibit 10.1 to PlayAGS, Inc.'s Current Report on Form 8-K filed on June 12, 2017).

10.20

Incremental Assumption and Amendment Agreement, dated as of February 7, 2018, by and among AP Holdings, LLC, AP Gaming I, LLC, each subsidiary loan party listed on the signature pages thereof, Finance LLC and the lenders from time to time party thereto, (incorporated by reference to Exhibit 10.1 to PlayAGS, Inc.'s Current Report on Form 8-K filed on February 8, 2018).

10.21

Incremental Assumption and Amendment Agreement No. 2, dated as of October 5, 2018, by and among AP Gaming Holdings, LLC, AP Gaming I, LLC, each subsidiary loan party listed on the signature pages thereof, Jefferies Finance LLC and the lenders from time to time party thereto, (incorporated by reference to Exhibit 10.1 to PlayAGS, Inc.'s Current Report on Form 8-K filed on October 9, 2018).

10.22

Collateral Agreement among AP Gaming, LLC, each Subsidiary Party and Jefferies Finance, LLC, dated as of June 6, 2017, (incorporated by reference to Exhibit 10.4 to PlayAGS, Inc.'s Registration Statement on Form S-1 filed on December 19, 2017).

10.23

Holdings Guarantee and Pledge Agreement, by and among AP Gaming Holdings, LLC and Jefferies Finance LLC, dated as of June 6, 2017, (incorporated by reference to Exhibit 10.5 to PlayAGS, Inc.'s Registration Statement on Form S-1 filed on December 19, 2017).

10.24

Subsidiary Guarantee between AP Gaming II, Inc., AP Gaming Acquisition, LLC, AGS Capital, LLC, AGS LLC, AGS Partners, LLC, AGS Illinois, LLP, AP Gaming NV, LLC and Jefferies Finance, LLC dated as of June 6, 2017, (incorporated by reference to Exhibit 10.6 to PlayAGS, Inc.'s Registration Statement on Form S-1 filed on December 19, 2017).

10.25

Amended and Restated Securityholders Agreement, by and among Apollo Gaming Holdings, L.P., AP Gaming VoteCo, LLC, PlayAGS, Inc. (f/k/a AP Gaming Holdco, Inc.) and the other Holders party thereto, dated January 29, 2018 (incorporated by reference to Exhibit 10.24 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 5, 2019).

10.26

Stockholders Agreement, by and among PlayAGS, Inc., Apollo Gaming Holdings, L.P. and AP Gaming VoteCo, LLC, dated January 29, 2018, (incorporated by reference to Exhibit 10.25 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 5, 2019).

10.27	Irrevocable Proxy of AP Gaming VoteCo, LLC, dated January 29, 2018, (incorporated by reference to Exhibit 10.26 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 5, 2019).

10.28	Amendment Agreement No. 3, dated as of August 30, 2019, by and among AP Gaming Holdings, LLC, AP Gaming I, LLC, Jefferies Finance LLC and each of the Revolving Facility Lenders party thereto, (incorporated by reference to Exhibit 10.1 to PlayAGS, Inc.'s Current Report on Form 8-K filed on September 4, 2019).

*21.1	Subsidiaries of PlayAGS, Inc.

*23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.IN	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith.

ITEM 16. FORM 10–K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYAGS, INC.

Date:	March 4, 2020	By:	/s/ KIMO AKIONA
		Name:	Kimo Akiona
		Title:	Chief Financial Officer, Chief Accounting Officer and Treasurer, (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID LOPEZ	Chief Executive Officer, President and Director	March 4, 2020
David Lopez	(Principal Executive Officer)

/s/ KIMO AKIONA	Chief Financial Officer, Chief Accounting Officer and Treasurer	March 4, 2020
Kimo Akiona	(Principal Financial and Accounting Officer)

/s/ DAVID SAMBUR	Director	March 4, 2020
David Sambur

/s/ DANIEL COHEN	Director	March 4, 2020
Daniel Cohen

/s/ YVETTE E. LANDAU	Director	March 4, 2020
Yvette E. Landau

/s/ ADAM CHIBIB	Director	March 4, 2020
Adam Chibib

/s/ GEOFF FREEMAN	Director	March 4, 2020
Geoff Freeman

/s/ ANNA MASSION	Director	March 4, 2020
Anna Massion

ITEM 1. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PlayAGS, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PlayAGS, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

March 4, 2020

We have served as the Company's auditor since 2016.

PLAYAGS, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$13,162	$70,726
Restricted cash	20	78
Accounts receivable, net of allowance of $723 and $885 respectively	61,224	44,704
Inventories	32,875	27,438
Prepaid expenses	2,983	3,566
Deposits and other	5,332	4,231
Total current assets	115,596	150,743
Property and equipment, net	103,598	91,547
Goodwill	287,049	277,263
Intangible assets	230,451	196,898
Deferred tax asset	4,965	2,544
Operating lease assets	11,543	—
Other assets	9,176	12,347
Total assets	$762,378	$731,342

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$15,598	$14,821
Accrued liabilities	34,840	26,659
Current maturities of long-term debt	6,038	5,959
Total current liabilities	56,476	47,439
Long-term debt	518,689	521,924
Deferred tax liability - non-current	1,836	1,443
Operating lease liabilities, long-term	11,284	—
Other long-term liabilities	40,309	24,732
Total liabilities	628,594	595,538
Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock at $0.01 par value; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value; 450,000,000 shares authorized at December 31, 2019 and December 31, 2018; 35,534,558 and 35,353,296 shares issued and outstanding at December 31, 2019 and 2018, respectively.	355	353
Additional paid-in capital	371,311	361,628
Accumulated deficit	(235,474)	(222,403)
Accumulated other comprehensive loss	(2,408)	(3,774)
Total stockholders’ equity	133,784	135,804
Total liabilities and stockholders’ equity	$762,378	$731,342

The accompanying notes are an integral part of these consolidated financial statements.

PLAYAGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except per share data)

	Year ended December 31,
	2019	2018	2017
Revenues
Gaming operations	$210,534	$201,809	$170,252
Equipment sales	94,180	83,490	41,703
Total revenues	304,714	285,299	211,955
Operating expenses
Cost of gaming operations(1)	40,955	39,268	31,742
Cost of equipment sales(1)	45,513	39,670	19,847
Selling, general and administrative	61,785	63,038	44,015
Research and development	34,338	31,745	25,715
Write-downs and other charges	6,912	8,753	4,485
Depreciation and amortization	91,474	77,535	71,649
Total operating expenses	280,977	260,009	197,453
Income from operations	23,737	25,290	14,502
Other expense (income)
Interest expense	36,248	37,607	55,511
Interest income	(163)	(207)	(108)
Loss on extinguishment and modification of debt	—	6,625	9,032
Other expense (income)	4,622	10,488	(2,938)
Loss before income taxes	(16,970)	(29,223)	(46,995)
Income tax benefit	5,449	8,377	1,889
Net loss	(11,521)	(20,846)	(45,106)
Less: Net income attributable to non-controlling interests	(231)	—	—
Net loss attributable to PlayAGS, Inc.	(11,752)	(20,846)	(45,106)
Foreign currency translation adjustment	1,366	29	743
Total comprehensive loss	$(10,386)	$(20,817)	$(44,363)

Basic and diluted loss per common share:
Basic	$(0.33)	$(0.61)	$(1.94)
Diluted	$(0.33)	$(0.61)	$(1.94)
Weighted average common shares outstanding:
Basic	35,424	34,404	23,208
Diluted	35,424	34,404	23,208

(1) exclusive of depreciation and amortization

The accompanying notes are an integral part of these consolidated financial statements.

PLAYAGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total Stockholders’ Equity
Balance at January 1, 2017	14,931,529	149	177,276	(156,451)	(4,546)		16,428
Net loss	—	—	—	(45,106)	—	—	(45,106)
Foreign currency translation adjustment	—	—	—	—	743	—	743
Balance at December 31, 2017	14,931,529	149	177,276	(201,557)	(3,803)	—	(27,935)
Net loss	—	—	—	(20,846)	—	—	(20,846)
Foreign currency translation adjustment	—	—	—	—	29	—	29
Stock-based compensation expense	—	—	10,933	—	—	—	10,933
Stock split (1.5543-for-one)	8,276,547	83	(83)	—	—	—	—
Reclassification of management shares	170,712	2	1,319	—	—	—	1,321
Vesting of restricted stock	112,286	—	—	—	—	—	—
Stock option exercise	74,722	1	773	—	—	—	774
Issuance of common stock	11,787,500	118	171,410	—	—	—	171,528
Balance at December 31, 2018	35,353,296	353	361,628	(222,403)	(3,774)	—	135,804
Net loss	—	—	—	(11,752)	—	231	(11,521)
Foreign currency translation adjustment	—	—	—	—	1,366	—	1,366
Business acqusitions	—	—	—	—	—	71	71
Cash distributions to noncontrolling interest owners	—	—	—	—	—	(302)	(302)
Stock-based compensation expense	—	—	9,001	—	—	—	9,001
Vesting of restricted stock	231,543	2	(2)	—	—	—	—
Stock option exercises	70,288	1	684	—	—	—	685
Share repurchase	(120,569)	(1)	—	(1,319)	—	—	(1,320)
Issuance of common stock	—	—	—	—	—	—	—
Balance at December 31, 2019	35,534,558	355	371,311	(235,474)	(2,408)	—	133,784

The accompanying notes are an integral part of these consolidated financial statements.

PLAYAGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net loss	$(11,521)	$(20,846)	$(45,106)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	91,474	77,535	71,649
Accretion of contract rights under development agreements and placement fees	6,378	4,552	4,680
Amortization of deferred loan costs and discount	1,917	1,826	2,976
Payment-in-kind interest capitalized	—	—	15,935
Payment-in-kind interest payments	—	(37,624)	(2,698)
Write-off of deferred loan cost and discount	—	3,876	3,294
Stock-based compensation expense	9,001	10,933	—
Provision (benefit) for bad debts	294	(441)	651
Loss on disposition of assets	1,068	1,963	3,901
Impairment of assets	5,343	6,089	584
Fair value adjustment of contingent consideration	501	701	—
Deferred income tax	(1,927)	(970)	(7,062)
Changes in assets and liabilities related to operations:
Accounts receivable	(15,033)	(11,488)	(8,348)
Inventories	490	4,907	(1,636)
Prepaid expenses	715	(895)	(599)
Deposits and other	(449)	(748)	(374)
Other assets, non-current	6,565	12,204	(2,290)
Accounts payable and accrued liabilities	(6,827)	(6,063)	8,451
Net cash provided by operating activities	87,989	45,511	44,008
Cash flows from investing activities
Customer notes receivable	(2,382)	—	—
Business acquisitions, net of cash acquired	(54,935)	(4,452)	(63,850)
Purchase of intangible assets	(6,295)	(1,119)	(1,226)
Software development and other expenditures	(14,350)	(10,460)	(7,664)
Proceeds from disposition of assets	450	519	514
Purchases of property and equipment	(50,420)	(54,602)	(48,585)
Net cash used in investing activities	(127,932)	(70,114)	(120,811)
Cash flows from financing activities
Proceeds from issuance of first lien credit facilities	—	—	448,725
Proceeds from incremental term loans	—	29,874	65,000
Repayment of first lien credit facilities	(5,387)	(5,211)	(2,413)
Repayment of senior secured credit facilities	—	(115,000)	(410,655)
Repayment of seller notes	—	—	(12,401)
Payments on equipment long term note payable and capital leases	(1,396)	(2,883)	(2,372)
Payment of deferred loan costs	—	(41)	(3,267)
Payment of financed placement fee obligations	(8,215)	(3,628)	(3,807)
Payment of previous acquisition obligation	(1,748)	—	(128)
Proceeds from stock option exercise	685	774	—
Proceeds from issuance of common stock	—	176,341	—
Proceeds from employees in advance of common stock issuance	—	—	25
Initial public offering costs	—	(4,160)	(653)
Repurchase of shares	(1,320)	—	—
Distributions to non-controlling interest owners	(302)	—	—
Net cash (used in) provided by financing activities	(17,683)	76,066	78,054
Effect of exchange rates on cash, cash equivalents and restricted cash	4	(1)	14
(Decrease) increase in cash, cash equivalents and restricted cash	(57,622)	51,462	1,265
Cash, cash equivalents and restricted cash, beginning of period	70,804	19,342	18,077
Cash, cash equivalents and restricted cash, end of period	$13,182	$70,804	$19,342
Supplemental cash flow information:
Cash paid during the period for interest	$33,567	$35,392	$35,890
Cash paid during the period for taxes	$1,548	$1,742	$1,157
Non-cash investing and financing activities:
Non-cash consideration given in business acquistion	$—	$500	$2,600
Intangible assets obtained under placement fee arrangements	$40,338	$2,000	$4,866
Leased assets obtained in exchange for new finance lease liabilities	$1,326	$1,454	$368
Leased assets obtained in exchange for new operating lease liabilities	$13,048	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PlayAGS, Inc. (the "Company," "PlayAGS," "we," "us," or "our") is a leading designer and supplier of gaming products and services for the gaming industry. We operate in legalized gaming markets across the globe and provide state-of-the-art, value-add products in three distinct segments: Electronic Gaming Machines (“EGM”), which includes server-based systems and back-office systems that are used by Class II Native American, Mexico and the Philippines gaming jurisdictions and Class III Native American, commercial and charitable jurisdictions; Table Products (“Table Products”), which includes live felt table games, side-bets and progressives as well as our newly introduced card shuffler, “Dex S”; and Interactive Games (“Interactive”), which provides social casino games on desktop and mobile devices (our "Interactive Social" reporting unit) as well as a platform for content aggregation used by real-money gaming (“RMG”) and sports-betting partners (our "RMG Interactive" reporting unit). Each segment’s activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line.

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

Electronic Gaming Machines

Our EGM segment offers a selection of video slot titles developed for the global marketplace, and EGM cabinets which include the Alora, Orion Portrait, Orion Rise, Orion Upright, ICON, Big Red (“Colossal Diamonds”) and our Orion Slant. In addition to providing complete EGM units, we offer conversion kits that allow existing game titles to be converted to other game titles offered within that operating platform.

Table Products

Our Table Products include both internally developed and acquired proprietary table products, side-bets, progressives, and table technology related to blackjack, poker, baccarat, craps and roulette. We have acquired a number of popular proprietary brands, including In Bet Gaming (“In Bet”), Buster Blackjack, Double Draw Poker and Criss Cross Poker that are based on traditional well-known public domain games such as blackjack and poker; however, these proprietary games provide intriguing betting options that offer more excitement and greater volatility to the player, ultimately enhancing our casino customers’ profitability. In addition, we offer a single deck card shuffler for poker tables, Dex S and recently introduced our second shuffler, the Pax S single-deck pack shuffler, which we plan to launch in 2020.

Interactive

We now offer a platform for business-to-business (“B2B”) content aggregation used by RMG and sports-betting partners, by which we offer our proprietary game content as well as third party content to online casino operators. Our business-to-consumer (“B2C”) social casino games are primarily delivered through our mobile app, Lucky Play Casino. The app contains several game titles available for consumers to play for fun and with coins that they purchase through the app. Some of our most popular social casino games include content that is also popular in land-based settings such as Golden Wins, Royal Wheels and So Hot. We have expanded into the B2B space through our core app, Lucky Play Casino, whereby we white label our social casino game product and enable our land-based casino customers to brand the social casino gaming product with their own casino name.

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

Revenue Recognition

In May 2014, the FASB issued an accounting standards update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue from contracts with customers. The amendment outlines a single comprehensive model for entities to depict the transfer of goods or services to customers in amounts that reflect the payment to which a company expects to be entitled in exchange for those goods or services. The amendment also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. The ASU may be adopted using either a full retrospective transition method or a modified retrospective transition method and was adopted by the Company on January 1, 2018. The Company used the modified retrospective application approach and the adoption of the new revenue standards did not have a material impact on its consolidated financial statements. Therefore, we did not include our accounting policies below related to the previous accounting standards, which were applicable to 2017. Related disclosures of the Company’s revenue recognition policy have been updated above under Revenue Recognition to reflect the adoption of the new standards.

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Leasing of equipment in both our EGM and Table Products segments is accounted for under lease accounting guidance in ASC 842, "Leases" (ASC 842) and is recorded in gaming operations revenue. Our remaining revenue streams are accounted for under ASC 606, and the ASUs described above and include equipment sales in our EGM and to a lesser extent in our Table Products segments is recorded in equipment sales. Revenue earned in our Interactive segment is recorded in gaming operations revenue.

The following table disaggregates our revenues by type within each of our segments (amounts in thousands):

	Year ended December 31,
	2019	2018	2017
EGM
Gaming operations	$196,101	$187,809	$158,335
Equipment sales	93,541	83,216	41,596
Total	$289,642	$271,025	$199,931

Table Products
Gaming operations	$9,555	$7,377	$3,958
Equipment sales	639	274	107
Total	$10,194	$7,651	$4,065

Interactive (gaming operations)
Social	$3,319	$6,147	$7,959
RMG	1,559	476	—
Total	$4,878	$6,623	$7,959

Gaming Operations

Gaming operations revenue is earned by providing customers with gaming machines, gaming machine content licenses, table products, back-office equipment and linked progressive systems, which are collectively referred to as gaming equipment, under participation arrangements. The participation arrangements convey the right to use the equipment (i.e., gaming machines and related integral software) for a stated period of time, which is typically no longer than one to three years upon which the contract continues on a month-to-month basis thereafter. In some instances, the Company will enter arrangements for longer periods of time; however, many of these arrangements include the ability of the customer to cancel the contract and return the games to the Company, a provision which renders their contracts effectively month-to-month contracts.The Company will also enter into lease contracts with a revenue sharing arrangement whereby the lease payments due from the customer are variable. Primarily due to these factors, our participation arrangements are accounted for as operating leases. In some instances, we will offer a free trial period during which no revenue is recognized. If during or at the conclusion of the trial period the customer chooses to enter into a lease for the gaming equipment, we commence revenue recognition according to the terms of the agreement.

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

•	Control has been transferred and services have been rendered in accordance with the contract terms.

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Revenue allocated to undelivered performance obligations is recorded as a contract liability and the balance of our contract liability was not material as of December 31, 2019 and 2018.

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

The following provides financial information concerning the change in our allowance for doubtful accounts (in thousands):

	Allowance for Accounts Receivable, Year ended December 31, 2019
	Beginning Balance	Charge-offs	Provision (Benefit)	Ending Balance
Allowance for doubtful accounts	$885	$(456)	$294	$723

	Allowance for Accounts Receivable, Year ended December 31, 2018
	Beginning Balance	Charge-offs	Provision	Ending Balance
Allowance for doubtful accounts	$1,462	$(136)	$(441)	$885

	Allowance for Accounts Receivable, Year ended December 31, 2017
	Beginning Balance	Charge-offs	Provision	Ending Balance
Allowance for doubtful accounts	$1,972	$(1,161)	$651	$1,462

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Inventories

Inventories consist primarily of parts and supplies that are used to repair and maintain machinery and equipment as well as EGMs in production and finished goods held for sale. Inventories are stated at net realizable value. Cost of inventories is determined using the first-in, first-out (“FIFO”) method for all components of inventory. The Company regularly reviews inventory quantities and updates estimates for the net realizable value of inventories. This process includes examining the carrying values of parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose). Some of the factors involved in this analysis include the overall levels of the inventories, the current and projected sales levels for such products, the projected markets for such products and the costs required to sell the products, including refurbishment costs. Changes in the assumptions or estimates could materially affect the inventory carrying value. As of December 31, 2019 and December 31, 2018, the value of raw material inventory was $29.1 million and $22.3 million, respectively. As of December 31, 2019 and December 31, 2018, the value of finished goods inventory was $3.8 million and $5.1 million, respectively. There was no work in process material as of December 31, 2019 and December 31, 2018.

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

Financed leased cars and leasehold improvements are amortized / depreciated over the life of the contract.

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

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Goodwill

The excess of the purchase price of an acquired business over the estimated fair value of the assets acquired and the liabilities assumed is recorded as goodwill. The Company tests for possible impairment of goodwill at least annually, on October 1, or when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company has the option to begin with a qualitative assessment, commonly referred to as “Step 0”, to determine whether it is more likely than not that the reporting unit’s fair value of goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as the general economic environment, industry and market conditions, changes in key assumptions used since the most recently performed valuation and overall financial performance of the reporting units. If the Company determines that it is more likely than not that a reporting unit’s fair value is less than its carrying value, the Company performs a quantitative goodwill impairment analysis, and depending upon the results of that measurement, the recorded goodwill may be written down and charged to income from operations when the carrying amount of the reporting unit exceeds the fair value of the reporting unit. In the second quarter of 2019, we recorded an impairment of goodwill related to the RMG Interactive reporting unit in the amount of $3.5 million, described in Note 4. In the fourth quarter of 2018, we recorded an impairment of goodwill related to the Social Interactive reporting unit in the amount of $4.8 million, also described in Note 4.

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

Fair Value of Financial Instruments

The Company applies the provisions of ASC 820, “Fair Value Measurements”  to its financial assets and liabilities. Fair value is defined as a market-based measurement intended to estimate the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. ASC 820 also established a fair value hierarchy, which requires an entity to maximize the use of observable inputs when measuring fair value. These inputs are categorized as follows:

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

The carrying values of the Company’s cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short term maturities of these instruments. The fair value of our long-term debt is based on the quoted market prices for similar instruments (Level 2 inputs). The estimated fair value of our long-term debt was $534.6 million and $528.1 million as of December 31, 2019 and 2018, respectively.

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

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents and accounts receivable, net. Cash equivalents are investment-grade, short-term debt instruments consisting of treasury bills which are maintained with high credit quality financial institutions under repurchase agreements. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of December 31, 2019 and 2018, the Company did not have cash equivalents.

Revenue from gaming operations is concentrated in the Class II gaming and casino industry, primarily located in Oklahoma and Alabama. For the years ended December 31, 2019, 2018 and 2017, approximately 9%, 11%, and 11% of our total revenues were derived from one customer, respectively. Another customer accounted for approximately 8%, 9% and 11% of our total revenues for the years ended December 31, 2019, 2018 and 2017, respectively.  For the years ended December 31, 2019, 2018 and 2017 approximately 9%, 9% and 11% of our total revenues were derived in Mexico, respectively.

As of December 31, 2019, one customer represented 11% of our total accounts receivables balance. As of December 31, 2018, no customer's receivable balance exceeded 10% of our total receivables balance.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the year ended December 31, 2019, 2018 and 2017 were $0.6 million, $0.6 million and $0.7 million, respectively.

Research and Development

Research and development costs related primarily to software product development costs and is expensed as incurred until technological feasibility has been established. Employee related costs associated with product development are included in research and development.

Recently Issued Accounting Pronouncements

Adopted in the Current Year

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 intends to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The adoption of this guidance has resulted in a significant portion of our operating leases, where we are the lessee, to be recognized on our Consolidated Balance Sheets. The guidance requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a full retrospective approach. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with earlier adoption permitted. In July of 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which is intended to reduce costs and ease implementation of the leases standard in the preparation of financial statements. ASU 2018-11 provides an optional transition method that allows entities to elect to apply the standard using the modified retrospective approach at its effective date, versus recasting the prior years presented. The Company elected a date of initial application of January 1, 2019. In doing so, the Company (i) applied ASC 840 in the comparative periods and (ii) provided the disclosures required by ASC 840 for all periods that continue to be presented in accordance with ASC 840. The adoption of the standard had no effect on retained earnings as of January 1, 2019. The Company elected the practical expedient to use hindsight when determining lease term and a package of practical expedients to not reassess whether a contract is or contains a lease, lease classification, and initial direct costs. Adoption of the new standard resulted in the recording of right-of-use assets and lease liabilities as of January 1, 2019 as described in Note 15. The standard did not materially impact our consolidated net earnings and had no impact on cash flows.

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

On December 18, 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of the Board’s overall initiative to reduce complexity in accounting standards. Amendments include the removal of certain exceptions to the general principles of ASC 740, Income taxes. While not required to be adopted until 2021 for most calendar year public business entities (and 2022 for other entities), we elected to early adopt the new guidance as permitted for any financial statements not yet issued to take advantage of the simplifications. The adoption had no material impact on our financial statements.

To be Adopted in Future Periods

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which provides updated guidance on how an entity should measure credit losses on financial instruments. The new guidance replaces the current incurred loss measurement methodology with a lifetime expected loss measurement methodology. Subsequently, in November 2018 the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which clarified that receivables arising from operating leases are not within the scope of Subtopic 326-20, but should rather be accounted for in accordance with ASC 842. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief providing targeted transition relief to all reporting entities within the scope of Topic 326. The new standard and related amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This guidance is expected to be applied using a modified retrospective approach for the cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective and using a prospective approach for debt securities for which any other-than-temporary impairment had been recognized before the effective date. We are currently evaluating the impact of adopting this guidance on our financial statements; however, we do not expect the impact to be material.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. We are currently evaluating the impact of adopting this guidance on our financial statements; however, we do not expect the impact to be material.

We do not expect that any other recently issued accounting guidance will have a significant effect on our financial statements.

NOTE 2. ACQUISITIONS

In Bet Gaming II

During the quarter ended September 30, 2019, the Company acquired certain intangible assets related to table game intellectual property from In Bet Gaming, Inc ("In Bet II"). The acquisition was accounted for as an acquisition of a business and the assets acquired were measured based on our estimates of their fair values at the acquisition date. We attribute the goodwill recognized to our ability to commercialize the products over our distribution and sales network, opportunities for synergies, and other strategic benefits. The consideration of $4.0 million was allocated primarily to tax deductible goodwill for $1.2 million and intangible assets of $2.8 million, which will be amortized over a weighted average period of approximately 9.3 years.

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

The total purchase price consideration for Integrity was as follows:

February 8, 2019
(in 000s)
Total purchase price for Integrity common stock (35,223,928 shares at CAD $0.46 per share)	$12,335
Payments to holders of Integrity stock options and restricted share units	441
Repayments of Integrity debt and other obligations	39,806
Total purchase price consideration	$52,582

The acquisition was accounted for as an acquisition of a business and the assets acquired and liabilities assumed were measured based on our estimates of their fair values at the acquisition date.

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

We recognized $0.6 million related to property tax liability and $1.4 million related to uncertain tax positions arising from contingencies which were valued at their fair value utilizing level 3 inputs.

The following unaudited pro forma statements of operations give effect to the Integrity acquisition as if it had been completed on January 1, 2018. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been during the periods presented had the acquisition been completed on January 1, 2018. We did not summarize the amounts of revenue and earnings of Integrity since the acquisition date included in the consolidated income statement as it was immediately combined with our existing business and separating the results of operations would be impracticable. In addition, the unaudited pro forma financial information does not purport to project future operating results. This information is preliminary in nature and subject to change based on final purchase price adjustments. The pro forma statements of operations do not reflect: (1) any anticipated synergies (or costs to achieve synergies) or (2) the impact of non-recurring items directly related to the Integrity acquisition.

	Year Ended December 31, 2019	Year Ended December 31, 2018
Total revenues	$306,452	$303,293
Net loss attributable to PlayAGS, Inc.	$(11,813)	$(20,381)

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

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

We attributed the goodwill recognized to our ability to utilize AGS iGaming’s existing RMG platform to distribute our existing EGM game content into many markets, diversification of our Interactive segment’s product portfolio that now includes a real-money gaming solution and other strategic benefits. The total consideration for this acquisition was $5.0 million, which included cash paid of $4.5 million and $0.5 million of deferred consideration that was paid 18 months after the acquisition date. The consideration was allocated to goodwill that is not tax deductible for $3.7 million and intangible assets of $2.1 million, which will be amortized over a weighted average period of approximately 6.7 years. See Note 4 for a discussion and summary of impairments that we recorded subsequent to the acquisition related to these intangible assets and the related goodwill.

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

The allocation of the purchase price to the fair values of the assets acquired and the liabilities assumed was as follows (in thousands):

Inventories	$354
Property and equipment	3,307
Goodwill	23,217
Intangible assets	30,290
Total Assets	$57,168
Other long-term liabilities	318
Total purchase price	$56,850

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

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
(in 000s)
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

In Bet Gaming

During the quarter ended September 30, 2017, the Company acquired certain intangible assets related to table games and table game intellectual property from In Bet Gaming, Inc. The acquisition was accounted for as an acquisition of a business and the assets acquired and liabilities assumed were measured based on our final estimates of their fair values at the acquisition date. We attribute the goodwill acquired to our ability to commercialize the products over our distribution and sales network, opportunities for synergies, and other strategic benefits. The total consideration for this acquisition was $9.6 million, which included $2.6 million of contingent consideration that is payable upon the achievement of certain targets and periodically based on a percentage of product revenue earned on the purchased table games.

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

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following (in thousands):

	December 31, 2019	December 31, 2018
Gaming equipment	$175,837	$141,530
Other property and equipment	23,210	23,304
Less: Accumulated depreciation	(95,449)	(73,287)
Total property and equipment, net	$103,598	$91,547

Gaming equipment and other property and equipment are depreciated over the respective useful lives of the assets ranging from two to six years. Depreciation expense was $45.1 million, $32.4 million and $27.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4. GOODWILL AND INTANGIBLES

Changes in the carrying amount of goodwill are as follows (in thousands):

	Gross Carrying Amount
	EGM	Table Products	Interactive(1)	Total
Balance at December 31, 2017	$266,868	$6,641	$4,828	$278,337
Foreign currency adjustments	11	—	(182)	(171)
Purchase accounting adjustment	200	—	—	200
Acquisition	—	—	3,725	3,725
Impairment	—	—	(4,828)	(4,828)
Balance at December 31, 2018	$267,079	$6,641	$3,543	$277,263
Foreign currency adjustments	769	—	(10)	759
Acquisition	11,380	1,180	—	12,560
Impairment	—	—	(3,533)	(3,533)
Balance at December 31, 2019	$279,228	$7,821	$-	$287,049

(1) Accumulated goodwill impairment charges for the Interactive segment as of December 31, 2019 were $8.4 million.

The Company performed a quantitative assessment, or "Step 1" analysis,  as of October 1, 2019 on the EGM and Table Products reporting units. Both reporting units had a significant amount of cushion between the fair value and carrying value. We estimated the fair value of both reporting units using the discounted cashflow method. The most significant factor in the assessment was the projected cashflows. Other factors affecting the assessment were the discount rates of 10% for EGM and 14% for Table Products and the long-term growth rate of 3% for both reporting units. In addition to the discounted cashflow method, we used the market approach that considered both comparable public companies and comparable industry transactions in which we used industry trading and transaction revenue and EBITDA  multiples.

During the second quarter of 2019, our RMG interactive reporting unit fell short of its expected operating results, driven by the delays launching new operators and extended regulatory timelines in new jurisdictions, which was considered to be a triggering event. Accordingly, we reduced the projections of the future operating results for this reporting unit, originally established when we acquired AGS iGaming in 2018.

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

In 2018, the Interactive Social reporting unit had a goodwill carrying value of $4.8 million. The Company performed a quantitative, or “Step 1” analysis in 2018, in which we determined the entire balance of goodwill was impaired. In performing the Step 1 goodwill impairment test for our Interactive Social reporting unit, we estimated the fair value of the Interactive Social reporting unit using an income approach that analyzed projected discounted cash flows. We used projections of revenues and operating costs with estimated growth rates during the forecast period, capital expenditures and cash flows that considered historical and estimated future results and general economic and market conditions, as well as the estimated impact of planned business and operational strategies. In the fourth quarter of the year ended December 31, 2018, during the annual budgeting process the Company decided to change its strategy with regard to marketing and user acquisition activities that drive its B2C Social offerings. The strategic decision to significantly cut spending in this area and to focus completely on the B2B Social business, was the primary reason for a reduction in the projected discounted cash flows that were used in the impairment test. The estimates and assumptions used in the discounted cash flow analysis included a terminal year long-term growth rate of 3.0% and an overall discount rate of 19% based on our weighted average cost of capital for the Company and premiums for the small size of the reporting unit and forecast risk.

Intangible assets consist of the following (in thousands):

		December 31, 2019			December 31, 2018
	Useful Life (years)	Gross Value	Accumulated Amortization	Net Carrying Value	Gross Value	Accumulated Amortization	Net Carrying Value
Indefinite-lived trade names	Indefinite	$12,126	$—	$12,126	$12,126	$—	$12,126
Trade and brand names	5 - 7	14,870	(13,209)	1,661	14,730	(10,681)	4,049
Customer relationships	5 - 12	219,788	(120,384)	99,404	188,772	(93,358)	95,414
Contract rights under development and placement fees	1 - 7	48,180	(8,888)	39,292	19,620	(14,367)	5,253
Gaming software and technology platforms	1 - 7	162,391	(96,193)	66,198	151,055	(82,371)	68,684
Intellectual property	10 - 12	19,345	(7,575)	11,770	17,205	(5,830)	11,375
		$476,700	$(246,249)	230,451	$403,508	$(206,607)	$196,898

Intangible assets are amortized over their respective estimated useful lives ranging from one to twelve years. Amortization expense related to intangible assets was $46.4 million, $45.1 million and $44.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We recorded impairments related to internally developed gaming titles of $0.5 million for the year ended December 31, 2019. For the year ended December 31, 2018, the Company recognized impairment charges related to internally developed gaming titles and assets associated with terminated development agreements of $1.3 million.

In 2019, and prior to the goodwill impairment assessment noted above, we completed a qualitative review of long-lived assets for all asset groups to determine if events or changes in circumstances indicated that the carrying amount of each asset group may not be recoverable (i.e. if a “triggering event” existed). Based on this review, we tested the recoverability of the long-lived assets, other than goodwill and indefinite-lived intangible assets, in certain asset groups related to the RMG Interactive reporting unit where a triggering event existed at the lowest level at which identifiable cash flows existed, the reporting unit level. The recoverability test failed, meaning that the undiscounted cash flows were less than the carrying value of the related asset group and we therefore measured the amount of any impairment loss as the amount by which the carrying amount of the asset group exceeded its fair value using the projected reporting unit cash flows, a 25% discount rate, and 3% long-term growth rate. We then allocated the indicated impairment loss to the long-lived assets of the group on a pro rata basis, except for certain assets whose carrying value was reduced only to their individually determined fair value. Specifically, from the pro rata allocation, we recorded a full impairment of RMG customer relationships, gaming licenses, and game content, which had a carrying value of $0.6 million. We also reduced the value of the RMG technology platform by $0.7 million to its fair value of $0.4 million. The technology platform was valued using the royalty savings method (level 3 fair value measurement), which is a risk-adjusted discounted cash flow approach. The royalty savings method values an intangible asset by estimating the royalties saved through ownership of the asset. The royalty savings method requires identifying the future revenue that would be impacted by the technology platform (or royalty-free rights to the assets), multiplying it by a royalty rate deemed to be avoided through ownership of the asset and discounting the projected royalty savings amounts back to the acquisition date.  We used a discount rate of 25%. The royalty rate used in such valuation was 5% and was based on a consideration of market rates for similar categories of assets.

The Company enters into development agreements and placement fee agreements with certain customers to secure floor space under lease agreements for its gaming machines. Amounts paid in connection with the development agreements are repaid to the Company in accordance with the terms of the agreement, whereas placements fees are not reimbursed. For development agreements in the form of a loan, interest income is recognized on the repayment of the notes based on the stated rate or, if not stated explicitly in the development agreement, on an imputed interest rate. If the stated interest rate is deemed to be other than a market rate or zero, a discount is recorded on the note receivable as a result of the difference between the stated and market rate and a corresponding intangible asset is recorded. The intangible asset is recognized in the financial statements as a contract right under development agreement and amortized as a reduction in revenue over the term of the agreement. Placement fees can be in the form of cash paid upfront or free lease periods and are accreted over the life of the contract and the expense is recorded as a reduction of revenue. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $6.4 million, $4.6 million and $4.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The estimated amortization expense of definite-lived intangible assets as well as the accretion of contract rights under development and placement fees, for each of the next five years and thereafter is as follows (in thousands):

For the year ended December 31,	Amortization Expense	Placement Fee Accretion
2020	$41,191	$8,451
2021	29,625	6,596
2022	26,769	6,277
2023	23,277	5,913
2024	21,972	5,389
Thereafter	36,199	6,666
Total	$179,033	$39,292

NOTE 5. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2019	2018
Salary and payroll tax accrual	$8,691	$13,393
Taxes payable	4,151	3,437
Current portion of operating lease liability	2,175	—
License fee obligation	1,000	1,000
Placement fees payable	8,346	2,490
Accrued other	10,477	6,339
Total accrued liabilities	$34,840	$26,659

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 31,
	2019	2018
First Lien Credit Facilities:
Term loans, interest at LIBOR or base rate plus 3.5% (5.2% at December 31, 2019), net of unamortized discount and deferred loan costs of $9.0 million and $10.9 million at December 31, 2019 and 2018, respectively.	$522,989	$526,461
Equipment long-term note payable and finance leases	1,737	1,422
Total debt	524,727	527,883
Less: Current portion	(6,038)	(5,959)
Long-term debt	$518,689	$521,924

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

On August 30, 2019, the Borrower entered into Amendment No. 3 (the "Repricing Amendment") to the credit agreement. The Repricing Amendment reduced the interest rate margin on the revolving credit facility to the same interest rate margin as the term loans issued under the Amended and Restated Credit Agreement.

As of December 31, 2019, we were in compliance with the required covenants of our debt instruments.

Equipment Long Term Note Payable and Finance Leases

The Company has entered into a financing agreement to purchase certain gaming devices, systems and related equipment and has entered into leases for vehicles that are accounted for as finance leases, as described in Item 15. “Exhibits and Financial Statement Schedules” Note 6 .

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Scheduled Maturities of Long-Term Debt

Aggregate contractual future principal payments (excluding the effects of repayments for excess cash flow) of long-term debt for the years following December 31, 2019, are as follows (in thousands):

For the year ending December 31,
2020	$6,038
2021	6,005
2022	5,768
2023	5,470
2024	510,446
Thereafter	—
Total scheduled maturities	533,727
Unamortized debt discount and debt issuance costs	(9,000)
Total debt	$524,727

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

During 2019, the board of directors approved a share repurchase program that will permit the Company to repurchase up to $50.0 million of the Company’s shares of common stock through August 11, 2021.

NOTE 8. WRITE-DOWNS AND OTHER CHARGES

The Consolidated Statements of Operations and Comprehensive Loss include various transactions, such as loss on disposal or impairment of long-lived assets and fair value adjustments to contingent consideration that have been classified as write-downs and other charges. During the year ended December 31, 2019, the Company recognized $6.9 million in write-downs and other charges. The activity was primarily driven by losses from the impairment to goodwill in the RMG Interactive reporting unit of $3.5 million and impairments of intangible assets in the RMG Interactive reporting unit of $1.3 million, which are described in Note 4. We also recorded losses from the disposal of assets of $1.1 million, impairment of intangible assets related to game titles of $0.5 million (the Company used level 3 of observable inputs in conducting the impairment tests), and a fair value adjustment to contingent consideration of $0.5 million (the Company used level 3 fair value measurements based on projected cash flows).

During the year ended December 31, 2018, the Company recognized $8.8 million in write-downs and other charges driven by losses from the disposal of assets of $2.0 million, the impairment of goodwill related to Interactive Social reporting unit of $4.8 million (the Company used level 3 fair value measurements based on projected cash flows), the full impairment of intangible assets related to game titles and assets associated with terminated development agreements of $1.3 million (the Company used level 3 of observable inputs in conducting the impairment tests), and a fair value adjustment to contingent consideration of $0.7 million (the Company used level 3 fair value measurements based on projected cash flows).

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the year ended December 31, 2017, the Company recognized $4.5 million in write-downs and other charges driven by losses from the disposal of assets of $3.2 million, write-offs related to prepaid royalties of $0.7 million, the full impairment of certain intangible assets of $0.6 million (level 3 fair value measurement based on projected cash flows for the specific same titles), losses from the disposal of intangible assets of $0.5 million, offset by a fair value adjustment to an acquisition contingent receivable of $0.5 million (level 3 fair value measurements based on projected cash flows). The contingency was resolved in the quarter ending March 31, 2017.

Due to the changing nature of our write-downs and other charges, we describe the composition of the balances as opposed to providing a year over year comparison.

NOTE 9. BASIC AND DILUTED LOSS PER SHARE

The Company computes net (loss) income per share in accordance with accounting guidance that requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the Consolidated Statement of Operations and Comprehensive (Loss) Income. Basic EPS is computed by dividing net (loss) income for the period by the weighted average number of shares outstanding during the period. Basic EPS includes common stock weighted for average number of shares issued during the period. Diluted EPS is computed by dividing net (loss) income for the period by the weighted average number of common shares outstanding during the period, increased by potentially dilutive common shares that were outstanding during the period. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. Potentially dilutive common shares include stock options and restricted stock (see Note 11).

There were no potentially dilutive securities for the years ended December 31, 2019, 2018 and 2017.

Excluded from the calculation of diluted EPS for the years ended December 31, 2019, 2018 and 2017, were 616,751, 125,249 and 77,715 restricted shares, respectively. Excluded from the calculation of diluted EPS for the years ended December 31, 2019, 2018 and 2017 were 629,866, 849,660 and 405,774 stock options, respectively, as such securities were anti-dilutive.

NOTE 10. BENEFIT PLANS

The Company has established a 401(k) defined contribution plan (the “401(k) Plan”) for its employees. The 401(k) Plan allows employees to contribute a portion of their earnings, and the Company may match a percentage of the contributions on a discretionary basis. The expense associated with the 401(k) Plan for the years ended December 31, 2019, 2018 and 2017 was $1.4 million, $1.2 million and $1.0 million, respectively. The increase in the expense associated with the 401(k) Plan in each year is primarily attributable to increased headcount and participation.

On April 28, 2014, the board of directors of the Company approved the 2014 Long-Term Incentive Plan (“LTIP”). Under the LTIP, the Company is authorized to grant nonqualified stock options, rights to purchase shares of common stock, restricted stock, restricted stock units and other awards to be settled in, or based upon, shares of common stock to persons who are directors and employees of and consultants to the Company or any of its subsidiaries on the date of the grant. The LTIP will terminate ten years after approval by the board. Subject to adjustments in connection with certain changes in capitalization, the maximum number of shares of common stock that may be delivered pursuant to awards under the LTIP is 2,253,735 after giving effect to the 1.5543 - for - 1 stock split consummated on January 30, 2018 in connection with our initial public offering. As of December 31, 2019, 423,268 shares remain available for issuance.

On January 16, 2018, our board adopted and our stockholders approved the 2018 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) pursuant to which equity-based and cash incentives may be granted to participating employees, directors and consultants. The Omnibus Incentive Plan provides for an aggregate of 1,607,389 shares of our common stock. As of December 31, 2019, 518,771 shares remain available for issuance.

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

For the year ended December 31, 2019, the Company recognized $0.9 million in stock-based compensation for stock options and $8.1 million for restricted stock awards. We recognize stock-based compensation on a straight-line basis over the vesting period for time based awards and we recognize the expense immediately for awards with market conditions over the service period derived from the related valuation. The amount of unrecognized compensation expense associated with stock options was $0.8 million and for restricted stock was $11.9 million at December 31, 2019 which is expected to be recognized over a 1.9 and 2.8 yearly weighted average period, respectively.

For the year ended December 31, 2018, the Company recognized $8.5 million in stock-based compensation for stock options and $2.4 million for restricted stock awards, the majority of which was recognized upon the consummation of the IPO.

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company calculated the grant date fair value of stock options that vest over a service period using the Black Scholes model. For stock options that contain a market condition related to the return on investment that the Company’s stockholders achieve, the options were valued using a lattice-based option valuation model. The assumptions used in these calculations are noted in the following table. Expected volatilities are based on implied volatilities from comparable companies. The expected time to liquidity is based on management’s estimate. The risk-free rate is based on the U.S. Treasury yield curve for a term equivalent to the estimated time to liquidity. There were no options granted in 2019.

	Year Ended December 31,
	2019	2018	2017
Option valuation assumptions:
Expected dividend yield	N/A	—%	—%
Expected volatility	N/A	50%	66%
Risk-free interest rate	N/A	2.71%	1.80%
Expected term (in years)	N/A	6.3	6.2

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

As of December 31, 2019, the Company had 629,866 Performance Options outstanding, all of which have vested as the vesting provisions were achieved.

A summary of the changes in stock options outstanding during the year ended December 31, 2019, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2018	1,515,461	$9.11	6.57	$22,125
Granted	—	$—
Exercised	(70,288)	$9.74
Canceled or forfeited	(62,187)	$8.65
Options outstanding as of December 31, 2019	1,382,986	$9.10	5.45	$4,793
Exercisable as of December 31, 2019	1,192,671	$8.46	5.19	$4,527

The following is provided for stock options granted:

	Year Ended December 31,
	2019	2018	2017
Weighted average grant date fair value	N/A	$12.63	$5.31

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restricted Stock

Restricted stock awards are typically eligible to vest in equal installments of 25% on each of the first four anniversaries of the date of the grant, subject to continued employment with the Company or its subsidiaries. In the event of a termination of employment without cause upon or within 12 months following a change in control or as a result of death or disability, any such unvested time based restricted stock awards shall become vested.Certain restricted stock awards are eligible to vest upon the satisfaction of certain conditions (collectively, “Performance Awards”). Vesting occurs on the first day that the average price per share of our common stock for the prior 60 consecutive trading days exceeds $29.60.

A summary of the changes in restricted stock shares outstanding during the year ended December 31, 2019 is as follows:

	Shares Outstanding	Grant Date Fair Value (per share)
Outstanding as of December 31, 2018	287,479	$29.26
Granted	709,205	$19.37
Vested	(231,543)	$17.19
Canceled or forfeited	(52,645)	$24.78
Outstanding as of December 31, 2019	712,496	$23.66

NOTE 12. INCOME TAXES

The components of loss before provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
Domestic	$1,129	$(13,814)	$(42,185)
Foreign	(18,099)	(15,409)	(4,810)
Loss before provision for income taxes	$(16,970)	$(29,223)	$(46,995)

The income tax (benefit) expense is as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
Current:
Federal	$(2,726)	$(773)	$(250)
State	286	227	47
Foreign	(1,084)	(6,830)	5,365
Total current income tax (benefit) expense	(3,524)	(7,376)	5,162

Deferred:
Federal	343	379	(5,497)
State	49	48	(372)
Foreign	(2,317)	(1,428)	(1,182)
Total deferred income (benefit) expense	(1,925)	(1,001)	(7,051)

Income tax (benefit) expense	$(5,449)	$(8,377)	$(1,889)

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The reconciliation of income tax at the federal statutory rate to the actual effective income tax rate (benefit) is as follows:

	Year ended December 31,
	2019	2018	2017
Federal statutory rate	(21.0)%	(21.0)%	(35.0)%
Foreign rate differential	(2.9)%	(3.0)%	1.5%
Losses of foreign subsidiaries disregarded for US income tax	—%	(1.3)%	(2.5)%
State income taxes, net of federal benefit	2.9%	(0.8)%	(3.0)%
Nondeductible loan costs	—%	0.5%	1.4%
Nondeductible transaction costs	0.7%	1.1%	—%
Impact of tax liquidation	—%	10.4%	—%
Tax indemnification charges	7.9%	9.5%	(1.3)%
Stock Compensation	1.0%	(1.4)%	—%
Other differences	4.1%	2.7%	(2.7)%
Withholding tax	3.3%	1.7%	2.5%
Tax credits	(2.4)%	(12.0)%	(2.1)%
Uncertain tax positions	(26.0)%	(38.0)%	7.3%
Valuation allowance	0.3%	22.9%	47.2%
Rate change - impact of the Tax Act	—%	—%	19.9%
Repatriation tax - impact of the Tax Act	—%	(1.0)%	4.1%
Tax credits - impact of the Tax Act	—%	0.6%	(6.0)%
Valuation allowance - impact of the Tax Act	—%	0.4%	(35.3)%
Effective tax rate	(32.1)%	(28.7)%	(4.0)%

The components of the net deferred tax assets (liability) consist of the following (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Accrued expenses	$2,411	$3,042
Stock Compensation	3,129	2,164
Foreign tax credits	12,189	13,571
Net operating loss carryforwards	46,872	43,637
Research and development credits	6,313	4,530
Other	6,391	4,492
Total deferred tax assets	77,305	71,436
Valuation allowance	(41,004)	(40,857)
Deferred tax assets, net of valuation allowance	$36,301	$30,579

Deferred tax liabilities:
Prepaid expenses and other	$(582)	$(511)
Intangible assets	(19,719)	(19,552)
Property and equipment, net	(12,871)	(9,415)
Deferred tax liabilities	(33,172)	(29,478)
Net deferred tax assets (liabilities)	$3,129	$1,101

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2019 in certain tax jurisdictions. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of December 31, 2019, a valuation allowance of $41.0 million has been recorded on US and certain foreign deferred tax assets to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

As of December 31, 2019, the Company has $12.2 million of foreign tax credits which, if unused, will expire in years 2020 through 2029. In addition, the Company has $6.3 million of research and development credits which begin to expire in 2028. The foreign tax credits and research and development credits carryforwards are not expected to be realizable in future periods and have a related valuation allowance.

The Company has net operating loss (“NOL”) carryforwards for U.S. federal purposes of $200.0 million, in foreign jurisdictions of $10.8 million and various U.S. states of $83.5 million. The U.S. federal NOL carryforwards begin to expire in 2031, the foreign NOLs can be carried forward indefinitely, and the U.S. state NOL carryforwards began to expire in 2020. The U.S. federal, state, and foreign NOL carryforwards are not expected to be realizable in future periods and have a related valuation allowance.

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Company had the following activity for unrecognized tax benefits in 2019 and 2018 (amounts in thousands):

	December 31, 2019	December 31, 2018
Balance-beginning of year	$12,580	$28,673
Acquisitions	1,244	—
Increases based on tax positions of the current year	453	393
Decrease due to tax authority settlements	—	(10,457)
Decreases due to lapse of statute	(3,225)	(5,118)
Increases based on tax positions of the prior years	95	156
Decreases based on tax positions of the prior years	(670)	(1,065)
Currency translation adjustments	477	(2)
Balance-end of year	$10,954	$12,580

The Company applies a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes the impact of a tax position in the financial statements when the position is more likely than not of being sustained on audit based on the technical merits of the position.

The total amount of unrecognized tax benefits as of December 31, 2019 was $11.0 million. Of this amount, $6.6 million if recognized, would be included in our Consolidated Statements of Operations and Comprehensive Loss and have an impact on our effective tax rate. The Company anticipates a reduction of its liability for unrecognized tax benefits of up to $3.0 million before December 31, 2020, primarily related to lapse of statute, all of which would impact our Consolidated Statements of Operations and Comprehensive Loss.

The Company accrues interest and penalties for unrecognized tax benefits in income tax expense. Related to the unrecognized tax benefits noted above, the Company reduced penalties and interest by $1.5 million during 2019. This reduction, primarily related to lapse of statute and tax authority settlements, was recognized as an income tax benefit in our Consolidated Statements of Operations and Comprehensive Loss. As of December 31, 2019, the Company has a liability of $5.3 million for penalties and interest related to unrecognized tax benefits.

The Company is subject to taxation and potential examination in the United States and various state and foreign jurisdictions. We are subject to examinations in the United States for the 2017 to 2019 tax years and, generally, we remain subject to examination for all periods in various state jurisdiction due to the Company’s NOLs. We are subject to examination in Mexico for the 2014 to 2019 tax years and remain subject to possible examination in various other jurisdictions that are not expected to result in material tax adjustments.

The Company entered into an indemnification agreement with the prior owners of Cadillac Jack whereby the prior owners have agreed to indemnify the Company for changes in tax positions by taxing authorities for periods prior to the acquisition. An indemnification receivable of $4.2 million and $9.3 million was recorded as an other asset in the financial statements for the years ended December 2019 and 2018, respectively. This amount includes the indemnification of the original pre-acquisition tax positions along with any related accrued interest and penalties and is also recorded as a liability for unrecognized tax benefits in other long-term liabilities. The Company concluded that it is probable the indemnification receivable is realizable based on an evaluation of the ability of Cadillac Jack’s prior owner, including a review of its public filings, that demonstrates its financial resources are sufficient to support the amount recorded. If the related unrecognized tax benefits are subsequently recognized, a corresponding charge to relieve the associated indemnification receivables would be recognized in our Consolidated Statements of Operations and Comprehensive Loss and have an impact on operating income.

On December 22, 2017, President Trump signed the Tax Act into law, which significantly reformed Code, as amended. The new legislation, among other things, changed the U.S. federal tax rates (including permanently reducing the U.S. corporate income tax rate from a maximum of 35.0% to a flat 21.0% rate), allowed the expensing of capital expenditures, and put into effect the migration from a “worldwide” system of taxation to a territorial system. As a result, we recorded a provisional net benefit of $8.1 million during the fourth quarter of 2017. This amount, which is included in Income tax benefit (expense) in the consolidated financial statements is comprised of a $9.4 million charge resulting from the re-measurement of the Company’s deferred tax assets and liabilities based on the Tax Act’s new corporate tax rate of 21.0%, a $1.9 million charge for the one-time mandatory deemed repatriation of foreign earnings, a $2.8 million benefit for related foreign tax credits and a $16.6 million benefit related to the reduction in the existing valuation allowance recorded against certain U.S. federal deferred tax assets. SAB 118 allowed for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. In the fourth quarter of 2018, we completed our accounting for the effect of the Tax Act. As a result, we reduced the one-time mandatory deemed repatriation of foreign earnings charge by $0.3 million, reduced the benefit for related foreign tax credits by $0.2 million and adjusted our valuation allowance recorded against certain U.S. federal deferred tax assets by $0.1 million.

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 13. COMMITMENTS AND CONTINGENCIES

The Company is subject to federal, state and Native American laws and regulations that affect both its general commercial relationships with its customers, as well as the products and services provided to them. Periodically, the Company reviews the status of each significant matter and assesses the potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. If a potential loss from any claim or legal proceeding is considered reasonably possible, the Company discloses an estimate of the possible loss or range of possible loss, or a statement that such an estimate cannot be made. During the third quarter of 2019, the Company recorded a $1.6 million loss reserve, for which insurance coverage has been triggered. In accordance with GAAP, the offsetting insurance recovery will be recognized when it is realized or realizable in a future period. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to their pending claims and litigation and may revise their estimates. Such revisions in the estimates of the potential liabilities could have a material impact on the results of operations and financial condition.

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

Segment revenues include leasing, licensing, or selling of products within each reportable segment. Segment adjusted EBITDA includes the revenues and operating expenses from each segment adjusted for depreciation, amortization, write-downs and other charges, accretion of placement fees, non-cash stock based compensation expense, as well as other costs such as certain acquisitions and integration related costs including restructuring and severance charges; initial public offering and secondary offerings costs, legal and litigation expenses including settlement payments; new jurisdictions and regulatory licensing costs; non-cash charges on capitalized installation and delivery; contract cancellation fees; and other adjustments primarily composed of professional fees incurred by the Company for projects, corporate and public filing compliance and other costs deemed to be non-recurring in nature. Revenues in each segment are attributable to third parties and segment operating expenses are directly associated with the product lines included in each segment such as research and development, product approval costs, product-related litigation expenses, sales commissions and other directly-allocable sales expenses. Cost of gaming operations and cost of equipment sales primarily include the cost of products sold, service, manufacturing overhead, shipping and installation.

Segment adjusted EBITDA excludes other income and expense, income taxes and certain expenses that are managed outside of the operating segments.

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following provides financial information concerning our reportable segments for the years ended December 31:

	2019	2018	2017
Revenues by segment
EGM	$289,642	$271,025	$199,931
Table Products	10,194	7,651	4,065
Interactive	4,878	6,623	7,959
Total Revenues	304,714	285,299	211,955
Adjusted EBITDA by segment
EGM	144,718	137,371	107,785
Table Products	3,699	942	(528)
Interactive	(2,355)	(2,107)	(416)
Subtotal	146,062	136,206	106,841

Write-downs and other:
Loss on disposal of long lived assets	1,068	1,963	3,901
Impairment of long lived assets	5,343	6,089	1,214
Fair value adjustments to contingent consideration and other items	501	701	(630)
Depreciation and amortization	91,474	77,535	71,649
Accretion of placement fees(1)	6,378	4,552	4,680
Non-cash stock compensation	9,001	10,933	—
Acquisitions and integration related costs including restructuring and severance	3,338	3,644	2,936
Initial public offering and secondary costs	530	2,428	—
Legal and litigation expenses including settlement payments	1,844	992	523
New jurisdictions and regulatory licensing costs	—	—	2,062
Non-cash charge on capitalized installation and delivery	2,700	2,081	1,912
Non-cash charges and loss on disposition of assets	—	—	1,202
Other adjustments	148	(2)	2,890
Interest expense	36,248	37,607	55,511
Interest income	(163)	(207)	(108)
Loss on extinguishment and modification of debt	—	6,625	9,032
Other expense (income)	4,622	10,488	(2,938)
Loss before income taxes	$(16,970)	$(29,223)	$(46,995)

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

The following provides financial information concerning our operations by geographic area for the years ended December 31 (in thousands):

	Year ended December 31,
Revenue:	2019	2018	2017
United States	$258,691	$255,256	$181,743
Other	46,023	30,043	30,212
	$304,714	$285,299	$211,955

	Year ended December 31,
Long-lived assets, end of year:	2019	2018	2017
United States	$89,597	$80,617	$79,301
Other	19,132	14,022	8,608
	$108,729	$94,639	$87,909

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 15. LEASES

Operating Leases

We lease office space, warehouses and office equipment which we classify as operating leases. Operating leases with an initial term of 12 months or less and leases that include an option to terminate without material penalty are not recorded on the balance sheet. Most leases recorded on the balance sheet have an option to renew and do not have an option to terminate without a material penalty. We recognize lease expense for operating leases on a straight-line basis over the term of the lease. The exercise of the renewal options is at our sole discretion. For all our existing leases we are not reasonably certain we will exercise the renewal option. The depreciable life of assets and leasehold improvements are limited by the expected lease term. Our operating lease agreements do not contain any residual value guarantees or restrictive covenants. As most of our operating leases contracts do not provide an implicit rate, we use the interest rate applicable under the Amended and Restated Credit Agreement based on the information available at commencement date in determining the present value of lease payments. We used the Amended and Restated Credit Agreement rate on December 31, 2018, for the initial measurement of all operating leases as of January 1, 2019 that commenced on or prior to that date.

Finance Leases

We lease vehicles which we account for as finance leases using the effective interest method. Our finance lease agreements do not contain material restrictive covenants or material residual value guarantees. We use the rate implicit in the lease at the lease commencement date in determining the present value of lease payments for finance leases.

For the years ended December 31, 2019 and 2018, we did not have any lease agreements with variable lease costs and short-term lease costs, excluding expenses relating to leases with a lease term of one month or less that were immaterial.

The following table discloses the operating and finance assets and liability balances recorded under ASC 842 as of December 31, 2019 and ASC 840 as of December 31, 2018:

		As of December 31, 2019	As of December 31, 2018
		(ASC 842)	(ASC 840)
Leases (in thousands)	Classification
Assets
Operating leases	Operating lease assets(a)	$11,543	N/A
Finance leases	Property and equipment, net(b)	1,815	1,344
Total leased assets, net		$13,358	$1,344

Liabilities
Current:
Operating leases	Accrued liabilities	$2,175	N/A
Finance leases	Current maturities of long-term debt	651	408
Non-current:
Operating leases	Operating lease liabilities, long-term	11,284	N/A
Finance leases	Long-term debt	1,086	851
Total lease liability		$15,196	$1,259

(a) Operating lease assets are recorded net of accumulated amortization of $1.5 million as of December 31, 2019.

(b) Finance lease assets are recorded net of accumulated amortization of $0.7 million and $0.4 million as of December 31, 2019 and 2018, respectively.

The table below discloses the costs for operating and finance leases for the year ended December 31, 2019 and 2018:

		For the Year Ended December 31,
		2019	2018	2017
		(ASC 842)	(ASC 840)	(ASC 840)
Operating lease costs (in thousands)	Classification
Operating lease cost - office building	Selling, general and administrative	$1,578	N/A	N/A
Operating lease cost - R&D	Research and development	312	N/A	N/A
Operating lease cost - warehouses	Cost of gaming operations (c)	500	N/A	N/A
Total Operating Lease cost:		$2,390	N/A	N/A

Finance lease cost
Depreciation of leased assets	Depreciation and amortization	$649	$479	$295
Interest on lease liabilities	Interest expense	42	23	19
Total Finance Lease cost:		691	502	314
Total Lease Cost		$3,081	$502	$314

(c) Subject to capitalization.

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below sets forth the maturity of the operating and financing leases liabilities for five years and thereafter under ASC 842:

	Operating Leases (a)	Financing Leases	Total
Maturity of lease liabilities (in thousands)
2020	$2,907	$702	$3,609
2021	2,486	625	3,111
2022	1,957	384	2,341
2023	1,825	86	1,911
2024	1,808	4	1,812
Thereafter	5,612	-	5,612
Total lease payments	$16,595	$1,801	$18,396
Less: interest	3,136	64	3,200
Present value of lease liabilities	$13,459	$1,737	$15,196

(a) Operating leases payments exclude $14.3 million of legally binding minimum lease payments for leases signed but not commenced as of December 31, 2019.

Future minimum lease payments under ASC 840 as of December 31, 2018 were as follows:

Total (in thousands)
For the year ended
December 31,
2019	$2,817
2020	2,716
2021	2,212
2022	1,470
2023	1,121
Thereafter	5,260
Total	$15,596

The following table sets forth the weighted average of the lease terms and discount rates for operating and finance leases as of December 31, 2019 and 2018.

	As of	As of
	December 31,	December 31,
	2019	2018
	(ASC 842)	(ASC 840)
Lease term and discount rate
Operating
Weighted average remaining lease term (years)	7.0	N/A
Weighted average discount rate	5.9%	N/A
Finance Leases
Weighted average remaining lease term (years)	2.3	2.7
Weighted average discount rate	2.6%	2.6%

Other Information

The table below discloses cash paid for the amounts included in the measurement of lease liabilities for the year ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018	2017
	(ASC 842)	(ASC 840)	(ASC 840)
Cash paid for amounts included in the measurement of lease liabilities (in thousands)
Operating cash flows from operating leases	$2,613	N/A	N/A
Operating cash flows from finance leases	$42	$23	$19
Financing cash flows from finance leases	$630	$436	$280

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present selected quarterly financial information for 2019 and 2018, as previously reported (in thousands).

	Quarter ended March 31, 2019	Quarter ended June 30, 2019	Quarter ended September 30, 2019	Quarter ended December 31, 2019
Consolidated Income Statement Data:
Revenues	$73,042	$74,509	$79,377	$77,786
Gross profit[1]	53,899	53,674	55,728	54,945
Income from operations	8,348	1,995	5,579	7,815
Net (loss) income attributable to PlayAGS, Inc.	(82)	(7,557)	(5,536)	1,423
Basic (loss) income per share	—	(0.21)	(0.16)	0.04
Diluted (loss) income per share	—	(0.21)	(0.16)	0.04

	Quarter ended March 31, 2018	Quarter ended June 30, 2018	Quarter ended September 30, 2018	Quarter ended December 31, 2018
Consolidated Income Statement Data:
Revenues	$64,856	$72,822	$75,526	$72,095
Gross profit[1]	48,599	53,701	52,923	51,138
Income from operations	2,238	11,024	10,110	1,918
Net (loss) income	(9,538)	(5,310)	4,347	(10,345)
Basic (loss) income per share	(0.30)	(0.15)	0.12	(0.29)
Diluted (loss) income per share	(0.30)	(0.15)	0.12	(0.29)

[1] Gross profit is total revenues less cost of gaming operations and cost of equipment sales, exclusive of depreciation and amortization.

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ITEM 15(a)(2). FINANCIAL STATEMENT SCHEDULES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

PLAYAGS, INC.

(PARENT COMPANY ONLY)

 CONDENSED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$282	$13,549
Intercompany Receivables	8	—
Prepaid expenses	26	49
Total current assets	316	13,598
Investment in subsidiaries	134,811	122,972
Other long-term assets	8	—
Total assets	$135,135	$136,570

Liabilities and Stockholders’ Equity
Current liabilities
Intercompany payables	$1,351	$766
Total current liabilities	1,351	766
Total liabilities	1,351	766
Stockholders’ equity:
Common stock	355	353
Additional paid-in capital	371,311	361,628
Retained earnings	(235,474)	(222,403)
Accumulated other comprehensive loss	(2,408)	(3,774)
Total stockholders’ equity	133,784	135,804
Total liabilities and stockholders’ equity	$135,135	$136,570

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

PLAYAGS, INC.

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Year ended December 31,
	2019	2018	2017
Revenue
Intercompany revenue	$8	$—	$—
Total Revenue	8	—	—
Operating expenses
Selling, general and administrative	25	$30	$286
Total operating expenses	25	30	286
Loss from operations	(17)	(30)	(286)
Other expense (income)
Equity in net loss of subsidiaries	(11,807)	16,396	28,302
Interest expense	—	1,383	16,518
Loss on extinguishment and modification of debt	—	3,037	—
Other (Expense) Income	72	—	—
Loss before income taxes	(11,752)	(20,846)	(45,106)
Income tax (expense) benefit	—	—	—
Net loss attributable to PlayAGS, Inc.	(11,752)	(20,846)	(45,106)
Foreign currency translation adjustment	1,366	29	743
Total comprehensive loss	$(10,386)	$(20,817)	$(44,363)

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

PLAYAGS, INC.

(PARENT COMPANY ONLY)

 CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

	Year ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net loss	$(11,752)	$(20,846)	$(45,106)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of deferred loan costs and discount	—	—	479
Payment-in-kind interest payments	—	(37,624)	(1,108)
Payment-in-kind interest capitalized	—	—	15,933
Write-off of deferred loan costs and discount	—	3,037	—
Equity income from subsidiaries	11,807	16,396	28,302
Changes in assets and liabilities that relate to operations:
Prepaid expenses	23	5	(14)
Intercompany payable/receivable	570	365	306
Accounts payable and accrued liabilities	—	—	(36)
Net cash provided by (used in) operating activities	648	(38,667)	(1,244)
Cash flows from investing activities
Investment in subsidiaries	(13,280)	(12,100)	(7,965)
Distributions received from subsidiaries	—	—	8,084
Net cash (used in) provided by investing activities	(13,280)	(12,100)	119
Cash flows from financing activities
Repayment of seller notes	—	—	(6,870)
Repayment of senior secured credit facilities	—	(115,000)	—
Proceeds from employees in advance of common stock issuance	—	—	25
Repurchase of shares	(1,320)	—	—
Proceeds from issuance of common stock	—	176,341	—
Proceeds from stock option exercise	685	774	—
Net cash (used in) provided by financing activities	(635)	62,115	(6,845)
(Decrease) increase in cash and cash equivalents	(13,267)	11,348	(7,970)
Cash and cash equivalents, beginning of period	13,549	2,201	10,171
Cash and cash equivalents, end of period	$282	$13,549	$2,201

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

PLAYAGS, INC.

(PARENT COMPANY ONLY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The stand-alone parent company financial statements of PlayAGS, Inc., (the “ Parent Company”) should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes thereto. For purposes of these condensed financial statements, the Parent Company’s wholly owned and majority owned subsidiaries are recorded based upon its proportionate share of the subsidiaries’ net assets (similar to presenting them on the equity method).

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

NOTE 3 - CASH FLOW STATEMENT SUPPLEMENTAL DISCLOSURES

The Parent Company charged $9.0 million and $10.9 million of stock-based compensation to additional paid-in capital during the year ended December 31, 2019 and 2018, respectively, the expense for which was contributed to the Parent Company’s subsidiaries that employ the employee recipients of the share-based awards. The Parent Company’s subsidiaries also paid for Parent Company expenses incurred in connection with the initial public offering, that occurred in 2018, of approximately $4.8 million that was recorded as a non-cash distribution to the Parent Company.

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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Tax-related valuation allowance	Balance at the beginning of period	Charged to tax expense/(benefit)	Purchase accounting adjustments	Impact of foreign currency exchange rate	Balance at the end of period
Year ended December 31, 2019	$40,857	$50	$65	$32	$41,004
Year ended December 31, 2018	$33,774	$6,814	$269	$—	$40,857
Year ended December 31, 2017	$28,211	$5,557	$—	$6	$33,774