Form 10-Q
period 2020-03-31
PlayAGS, Inc.
filed 2020-05-07
CIK 1593548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarter ended March 31, 2020

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

As of May 1, 2020, there were 35,603,870 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLAYAGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$43,564	$13,162
Restricted cash	20	20
Accounts receivable, net of allowance of $451 and $723, respectively	39,716	61,224
Inventories	39,015	32,875
Prepaid expenses	4,999	2,983
Deposits and other	5,172	5,332
Total current assets	132,486	115,596
Property and equipment, net	94,043	103,598
Goodwill	283,273	287,049
Intangible assets	219,458	230,451
Deferred tax asset	3,750	4,965
Operating lease assets	11,039	11,543
Other assets	6,659	9,176
Total assets	$750,708	$762,378

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$14,260	$15,598
Accrued liabilities	23,877	34,840
Current maturities of long-term debt	6,071	6,038
Total current liabilities	44,208	56,476
Long-term debt	547,844	518,689
Deferred tax liability - non-current	1,482	1,836
Operating lease liabilities, long-term	10,672	11,284
Other long-term liabilities	33,960	40,309
Total liabilities	638,166	628,594
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock at $0.01 par value; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value; 450,000,000 shares authorized at March 31, 2020 and at December 31, 2019; and 35,587,851 and 35,534,558 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively.	356	355
Additional paid-in capital	373,019	371,311
Accumulated deficit	(250,241)	(235,474)
Accumulated other comprehensive loss	(10,592)	(2,408)
Total stockholders’ equity	112,542	133,784
Total liabilities and stockholders’ equity	$750,708	$762,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(amounts in thousands, except per share data)

 (unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues
Gaming operations	$42,685	$52,861
Equipment sales	11,628	20,181
Total revenues	54,313	73,042
Operating expenses
Cost of gaming operations(1)	9,993	9,619
Cost of equipment sales(1)	5,208	9,524
Selling, general and administrative	11,640	14,877
Research and development	8,231	8,125
Write-downs and other charges	55	1,016
Depreciation and amortization	24,369	21,533
Total operating expenses	59,496	64,694
(Loss) income from operations	(5,183)	8,348
Other expense
Interest expense	8,342	8,874
Interest income	(52)	(39)
Other expense	4,339	5,260
(Loss) income before income taxes	(17,812)	(5,747)
Income tax benefit (expense)	3,393	5,758
Net (loss) income	(14,419)	11
Less: Net income attributable to non-controlling interests	-	(93)
Net (loss) income attributable to PlayAGS, Inc.	(14,419)	(82)
Foreign currency translation adjustment	(8,184)	642
Total comprehensive (loss) income	$(22,603)	$560

Basic and diluted loss per common share:
Basic	$(0.41)	$-
Diluted	$(0.41)	$-
Weighted average common shares outstanding:
Basic	35,543	35,371
Diluted	35,543	35,371

(1) exclusive of depreciation and amortization

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

 (unaudited)

	Three Months Ended March 31,
	2020	2019
Common stock
Balance, beginning of period	$355	$353
Vesting of restricted stock	1	1
Balance of common stock, end of period	356	354
Additional paid-in capital
Balance, beginning of period	371,311	361,628
Stock option exercises	158	555
Stock-based compensation expense	1,551	1,196
Vesting of restricted stock	(1)	-
Balance of additional paid-in capital, end of period	373,019	363,379
Accumulated deficit
Balance, beginning of period	(235,474)	(222,403)
Net loss attributable to PlayAGS, Inc.	(14,419)	(82)
Restricted stock vesting and withholding	(348)	-
Balance of accumulated deficit, end of period	(250,241)	(222,485)
Accumulated other comprehensive loss
Balance, beginning of period	(2,408)	(3,774)
Foreign currency translation adjustment	(8,184)	642
Balance of accumulated other comprehensive loss, end of period	(10,592)	(3,132)
Non-controlling interests
Balance, beginning of period	-	-
Net income	-	93
Business acquisitions	-	71
Cash distributions to non-controlling interest owners	-	(57)
Balance of non-controlling interests, end of period	-	107
Total stockholders' equity	$112,542	$138,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(14,419)	$11
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	24,369	21,533
Accretion of contract rights under development agreements and placement fees	1,859	1,271
Amortization of deferred loan costs and discount	492	468
Stock-based compensation expense	1,551	1,196
(Benefit) provision for bad debts	(299)	52
Loss on disposition of assets	49	266
Impairment of assets	6	350
Fair value adjustment of contingent consideration	-	400
Benefit for deferred income tax	(101)	(298)
Changes in assets and liabilities that relate to operations:
Accounts receivable	20,284	(4,155)
Inventories	(5,324)	522
Prepaid expenses	(2,068)	(1,554)
Deposits and other	408	318
Other assets, non-current	3,681	5,268
Accounts payable and accrued liabilities	(11,679)	(13,993)
Net cash provided by operating activities	18,809	11,655
Cash flows from investing activities
Customer notes receivable	(2,301)	-
Business acquisitions, net of cash acquired	-	(50,779)
Purchase of intangible assets	(699)	(1,231)
Software development and other expenditures	(3,756)	(2,669)
Proceeds from disposition of assets	27	109
Purchases of property and equipment	(6,150)	(15,105)
Net cash used in investing activities	(12,879)	(69,675)
Cash flows from financing activities
Repayment of first lien credit facilities	(1,347)	(1,347)
Payment of financed placement fee obligations	(3,444)	(971)
Borrowing on revolver	30,000	-
Payments of previous acquisition obligation	(201)	(157)
Payments on finance leases and other obligations	(333)	(417)
Repurchase of stock	(348)	-
Proceeds from stock option exercise	158	556
Distributions to non-controlling interest owners	-	(57)
Net cash provided by (used in) financing activities	24,485	(2,393)
Effect of exchange rates on cash and cash equivalents	(13)	(2)
Net increase (decrease) in cash and cash equivalents	30,402	(60,415)
Cash, cash equivalents and restricted cash, beginning of period	13,182	70,804
Cash, cash equivalents and restricted cash, end of period	$43,584	$10,389

Supplemental cash flow information:
Non-cash investing and financing activities:
Intangible assets obtained under financed placement fee arrangements	$-	$33,129
Leased assets obtained in exchange for new finance lease liabilities	$254	$494
Leased assets obtained in exchange for new operating lease liabilities	$-	$10,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

PlayAGS, Inc. (the "Company," "PlayAGS," "we," "us," or "our") is a leading designer and supplier of gaming products and services for the gaming industry. We operate in legalized gaming markets across the globe and provide state-of-the-art, value-add products in three distinct segments: Electronic Gaming Machines (“EGM”), which includes server-based systems and back-office systems that are used by Class II Native American, Mexico and the Philippines gaming jurisdictions and Class III Native American, commercial and charitable jurisdictions; Table Products (“Table Products”), which includes live felt table games, side-bets and progressives as well as our newly introduced card shuffler, Dex S; and Interactive Games (“Interactive”), which provides social casino games on desktop and mobile devices (our "Interactive Social" reporting unit) as well as a platform for content aggregation used by real-money gaming (“RMG”) and sports-betting partners (our "RMG Interactive" reporting unit). Each segment’s activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line.

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

Interactive

We operate a B2B online gaming platform for content aggregation that we offer to our real-money gaming (“RMG”) online casino customers. This platform aggregates content from several game suppliers and offers online casino operators the convenience to reduce the number of integrations that are needed to supply the online casino. We also operate Business-to-Consumer (“B2C”) social casino games that include online versions of our EGM titles and are accessible to players on multiple mobile platforms. Our B2C social casino games are available on our mobile app, Lucky Play Casino. The app contains numerous AGS game titles available for consumers to play for free or with virtual currency they purchase in the app.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain disclosures required by generally accepted accounting principles (“GAAP”) are omitted or condensed in these condensed consolidated financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring adjustments) that are necessary for a fair statement of the Company's financial position, results of operations and cash flows for the interim periods have been made. The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

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

The following table disaggregates our revenues by type within each of our segments (amounts in thousands):

	Three Months Ended March 31,
	2020	2019

EGM
Gaming operations	$38,885	$49,500
Equipment sales	11,470	20,155
Total	$50,355	$69,655

Table Products
Gaming operations	$2,324	$2,130
Equipment sales	158	26
Total	$2,482	$2,156

Interactive (gaming operations)
Social gaming revenue	$822	$958
Real-money gaming revenue	654	273
Total	$1,476	$1,231

Gaming Operations

Gaming operations revenue is earned by providing customers with gaming machines, gaming machine content licenses, table products, back-office equipment and linked progressive systems, which are collectively referred to as gaming equipment, under participation arrangements. The participation arrangements convey the right to use the equipment (i.e., gaming machines and related integral software) for a stated period of time, which typically ranges from one to three years upon which the contract continues on a month-to-month basis thereafter. In some instances, the Company will enter arrangements for longer periods of time; however, many of these arrangements include the ability of the customer to cancel the contract and return the games to the Company, a provision which renders their contracts effectively month-to-month contracts.The Company will also enter into lease contracts with a revenue sharing arrangement whereby the lease payments due from the customer are variable. Our participation arrangements are accounted for as operating leases primarily due to these factors. In some instances, we will offer a free trial period during which no revenue is recognized. If during or at the conclusion of the trial period the customer chooses to enter into a lease for the gaming equipment, we commence revenue recognition according to the terms of the agreement.

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

Revenue allocated to any undelivered performance obligations is recorded as a contract liability. The balance of our contract liabilities was not material as of March 31, 2020 and December 31, 2019.

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

Allowance for Expected Credit Losses

Management estimates the allowance for expected credit losses balance using relevant available information from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current environmental economic conditions and reasonable and supportable forecast. The allowance for expected credit losses on financial instruments is measured on a collective (pool) basis when similar risk characteristics exist. The financial instruments that do not share risk characteristics, such as receivables related to development agreements, are evaluated on an individual basis. Expected credit losses are estimated over the contractual term of the related financial instruments, adjusted for expected prepayments when appropriate, based on a historical model that includes periodic write-offs, recoveries, and adjustments to the reserve. Historically, the identified portfolio segments have shared low collectability risk with immaterial write-off amounts. The Company made an accounting policy election to present the accrued interest receivable balance within another statement of financial position line item. Accrued interest receivable is reported within respective receivables line items on the consolidated balance sheet.

The following table excludes receivables related to operating leases and presents all other receivables' gross amortized cost, allowance for credit losses and amortized cost, net of allowance for credit losses by portfolio segment as of March 31, 2020 and December 31, 2019 (in thousands):

		March 31, 2020			December 31, 2019
	Classification	Gross amortized cost	Allowance for credit losses	Amortized cost, net of allowance for credit losses	Gross amortized cost	Allowance for credit losses	Amortized cost, net of allowance for credit losses

Trade receivables:	Accounts Receivable	$10,756	$-	$10,756	$22,741	$-	$22,741

Receivables with extended payment terms:
Originated in 2020	Accounts Receivable	$3,009	$-	$3,009	N/A	N/A	N/A
Originated in 2019	Accounts Receivable	4,073	-	4,073	5,461	-	5,461
Total receivables with extended payment term		$7,082	$-	$7,082	$5,461	$-	$5,461

Sales-type leases receivables:
Originated in 2019	Accounts Receivable	$1,772	$(89)	$1,683	$2,206	$(111)	$2,095
Originated in 2017	Accounts Receivable	42	(2)	40	52	(3)	49
Total Sales-type leases receivables		$1,814	$(91)	$1,723	$2,258	$(114)	$2,144

Development Agreements:
Originated in 2020	Deposits and other	$2,390	$-	$2,390	N/A	N/A	N/A
Originated in 2019	Deposits and other	2,431	-	2,431	2,359	-	2,359
Total Development Agreements		$4,821	$-	$4,821	$2,359	$-	$2,359

Inventories

Inventories consist primarily of parts and supplies that are used to repair and maintain machinery and equipment as well as EGMs in production and finished goods held for sale. Inventories are stated at net realizable value. Cost of inventories is determined using the first-in, first-out (“FIFO”) method for all components of inventory. The Company regularly reviews inventory quantities and updates estimates for the net realizable value of inventories. This process includes examining the carrying values of parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose). Some of the factors involved in this analysis include the overall levels of the inventories, the current and projected sales levels for such products, the projected markets for such products and the costs required to sell the products, including refurbishment costs. Changes in the assumptions or estimates could materially affect the inventory carrying value. As of March 31, 2020 and December 31, 2019, the value of raw material inventory was $32.7 million and $29.1 million, respectively. As of March 31, 2020 and December 31, 2019, the value of finished goods inventory was $6.3 million and $3.8 million, respectively. There was no work in process material as of March 31, 2020 and December 31, 2019.

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

The carrying values of the Company’s cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short term maturities of these instruments. The fair value of our long-term debt is based on the quoted market prices for similar issues (Level 2 inputs). The following table presents the estimated fair value of our long-term debt as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term Debt	$562,423	$433,475	$533,727	$534,578

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

In response to the COVID-19 outbreak, President Donald Trump signed H.R. 748, the “Coronavirus Aid, Relief, and Economic Security ACT (the “CARES Act”).  While we are still assessing the impact of the CARES Act, we do not expect this to have a material impact on our condensed consolidated financial statements.

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

Liquidity and Financing

Due to the business disruption caused by the rapid nationwide spread of the novel coronavirus and the actions by state and tribal governments and businesses to contain the virus, the Company’s customers have closed their operations and their respective markets have been significantly and adversely impacted. As a result of the temporary closures of our casino customers, there has been a decrease in the amount of money spent by consumers on our revenue shared installed base and the amount of daily fees of our participation EGMs and no expansion of existing casinos or development of new casinos. Specifically, gaming operations revenue and equipment sales have decreased compared to the prior year period as a result of the temporary closures of our casino customers. Similarly, our EGM and Table Product segment operating results have been disrupted because each segment’s activities including design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of its products lines have been temporarily halted or significantly reduced.  In addition, each segment’s revenue from leasing, licensing and selling products has been adversely impacted due to the temporary closures of our casino customers. As a result, the Company has taken several actions to adapt to the severity of the crisis. Among other things, the Company implemented short-term furloughs with retained benefits, company-wide salary reductions, and an approximate 10% reduction of the workforce. Our non-employee directors have also agreed to reduce their fees by 50%. In addition to these actions, the Company is considering further reductions to payroll and related expenses through additional employee furloughs and may pursue one or more of these alternatives depending on the length of the casino closures in markets and jurisdictions where it earns its revenue in order to conserve liquidity.

As of March 31, 2020, the Company had $43.6 million in cash and cash equivalents. Under the First Lien Credit Agreement (defined below in Note 6), the Company was required to comply with certain financial covenants at the end of each calendar quarter, including to maintain a maximum net first lien leverage ratio of 6.0 to 1.0. On May 1, 2020, the Company entered into an amendment to the First Lien Credit Agreement ("Amendment No. 4") that implemented a financial covenant relief period (the “Financial Covenant Relief Period”) through December 31, 2020 and implemented a revised calculation of EBITDA commencing on the first day after the expiration of the Financial Covenant Relief Period and ending on the first day of the fourth fiscal quarter after the expiration of the Financial Covenant Relief Period.  As a result of Amendment No. 4, and based on the Company's projected operating results for the next twelve months, the Company expects that it will be in compliance with its debt covenants under the First Lien Credit Agreement for at least the next twelve months. Amendment No. 4 also provided for additional financing of $95.0 million of which the Company received $83.5 million after original issue discount and related fees, which is described in Note 6. The incremental term loans are subject to an interest rate of LIBOR plus 13% and the agreement also provides that any refinancing of the term loans through the issuance of certain debt or any repricing amendment resulting in a lower yield occurring at any time during the first two years after May 1, 2020 will be accompanied by a Make-Whole Premium as defined in the agreement that includes a premium or fee as well as the required payment of any unpaid interest that would have been paid through May 1, 2022. For six months following this two year period a prepayment of the loans will be accompanied by a 1.00% payment premium or fee. Other than described above, the incremental term loans continue to have the same terms as provided under the existing credit agreement. As a result of the additional financing, coupled with existing cash balances, Management believes that the Company has sufficient liquidity to fund its operating requirements and meet its obligations as they become due for at least the next twelve months.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which provides updated guidance on how an entity should measure credit losses on financial instruments. The new guidance replaced the current incurred loss measurement methodology with a lifetime expected loss measurement methodology. Subsequently, in November 2018 the FASB issued ASU No. 2018-19, which clarified that receivables arising from operating leases are not within the scope of Subtopic 326-20, but should rather be accounted for in accordance with ASC 842. In May 2019, the FASB issued ASU No. 2019-05 providing targeted transition relief to all reporting entities within the scope of Topic 326. The new standard and related amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This guidance is expected to be applied using a modified retrospective approach for the cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective and using a prospective approach for debt securities for which any other-than-temporary impairment had been recognized before the effective date. Early adoption is permitted for fiscal years beginning after December 15, 2018. The Company adopted ASC 326 using the modified retrospective approach for all applicable financial assets measured at amortized cost. The Company elected the practical expedient to exclude accrued interest from tabular disclosure and not to estimate an allowance for credit losses on accrued interest. Results for reporting beginning after January 1, 2020 are presented under ASC 326 while prior amounts continue to be reported in accordance with previously applicable GAAP. The standard did not materially impact our consolidated net earnings and had no impact on cash flows.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The Company adopted the standard prospectively to all implementation costs incurred after January 1, 2020. The standard did not materially impact our consolidated net earnings and had no impact on cash flows.

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

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Gaming equipment	$169,771	$175,837
Other property and equipment	23,375	23,210
Less: Accumulated depreciation	(99,103)	(95,449)
Property and equipment, net	$94,043	$103,598

Gaming equipment and other property and equipment are depreciated over the respective useful lives of the assets ranging from two to six years. Depreciation expense was $10.9 million and $10.6 million for the three months ended March 31, 2020 and 2019, respectively.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 4. GOODWILL AND INTANGIBLES

Changes in the carrying amount of goodwill are as follows (in thousands):

	Gross Carrying Amount
	EGM	Table Products	Interactive(1)	Total
Balance at December 31, 2019	$279,228	$7,821	$-	$287,049
Foreign currency adjustments	(3,776)	-	-	(3,776)
Impairment	-	-	-	-
Balance at March 31, 2020	$275,452	$7,821	$-	$283,273

(1) Accumulated goodwill impairment charges for the Interactive segment as of March 31, 2020 were $8.4 million.

During the first quarter of 2020, our EGM and Table Products reporting units' operating results were significantly lower than expectations, driven by the rapid nationwide spread of the novel coronavirus and the actions taken by state and tribal governments and businesses, including the closure of casinos, in an attempt to contain the virus. Many of our customers have temporarily closed their operations and the markets that we serve have been significantly and adversely impacted, which was considered to be a triggering event. These closures have resulted in a reduction of gaming operations revenues particularly related to our leased EGMs and table products as we have ceased to bill our customers from the date that they closed. The closures have also impacted equipment sales revenue due to a decline in our customer demand to purchase our EGMs and other products during the closures.  Accordingly, we performed a quantitative assessment, or “Step 1” analysis, as of March 31, 2020 to analyze whether this triggering event resulted in an impairment of associated goodwill in these two reporting units.  There is no balance of goodwill in the Company’s other reporting unit.

Based on our quantitative analysis, the fair value was 34% greater than the carrying value for the EGM reporting unit and 21% greater for the Table Products reporting unit. As of October 1, 2019 (the date of the Company’s annual impairment assessment), the fair values of the EGM reporting unit and the Table Products reporting unit were 50% and 111% greater than their respective carrying values. We estimated the fair value of both reporting units using the discounted cash flow method. The most significant factor in the assessment was the projected cash flows adjusted for the estimated adverse impact of COVID-19 on the Company’s operations.  Our projected cash flows for the current year are dependent on our assumptions for when our casino customers will reopen. The current year projected cash flows and those for future years are also impacted by our estimate of when the operations of our casino customers will return to pre-COVID-19 levels. Given the ongoing impacts of COVID-19 across our business, the long-range cash flow projections that we use to assess the fair value of our businesses and assets for purposes of impairment testing are subject to greater uncertainty than normal. If our projections do not align with our actual results in future quarters, we will update the projected cash flows, which may result in an impairment of goodwill. Other factors included in the discounted cash flow calculation were the discount rate of 10% for EGM and 14% for Table Products and the long-term growth rate of 3% for both reporting units. As of October 1, 2019, the discount rates utilized in the discounted cash flow projections were 10% and 14% for the EGM and Table Products reporting units, respectively.

Intangible assets consist of the following (in thousands):

		March 31, 2020			December 31, 2019
	Useful Life	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	(years)	Value	Amortization	Value	Value	Amortization	Value
Indefinite lived trade names	Indefinite	$12,126	$-	$12,126	$12,126	$-	$12,126
Trade and brand names	5 - 7	14,870	(13,766)	1,104	14,870	(13,209)	1,661
Customer relationships	5 - 12	216,258	(123,702)	92,556	219,788	(120,384)	99,404
Contract rights under development and placement fees	1 - 7	48,878	(10,747)	38,131	48,180	(8,888)	39,292
Gaming software and technology platforms	1 - 7	165,298	(101,062)	64,236	162,391	(96,193)	66,198
Intellectual property	10 - 12	19,345	(8,040)	11,305	19,345	(7,575)	11,770
		$476,775	$(257,317)	$219,458	$476,700	$(246,249)	$230,451

Intangible assets are amortized over their respective estimated useful lives ranging from one to twelve years. Amortization expense related to intangible assets was $13.4 million and $10.9 million for the three months ended March 31, 2020 and 2019, respectively.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairments recorded for the period ended March 31, 2020. We recorded impairments related to internally developed gaming titles of $0.4 million for the period ended March 31, 2019 as it was determined by Management that the gaming titles would no longer be used.

The Company enters into development agreements and placement fee agreements with certain customers to secure floor space under lease agreements for its gaming machines. Amounts paid in connection with the development agreements are repaid to the Company in accordance with the terms of the agreement, whereas placements fees are not reimbursed. For development agreements in the form of a loan, interest income is recognized on the repayment of the notes based on the stated rate or, if not stated explicitly in the development agreement, on an imputed interest rate. If the stated interest rate is deemed to be other than a market rate or zero, a discount is recorded on the note receivable as a result of the difference between the stated and market rate and a corresponding intangible asset is recorded. The intangible asset is recognized in the financial statements as a contract right under development agreement and amortized as a reduction in revenue over the term of the agreement. Placement fees can be in the form of cash paid upfront or free lease periods and are accreted over the life of the contract and the expense is recorded as a reduction of revenue. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $1.9 million and $1.3 million for the three months ended March 31, 2020 and 2019, respectively.

NOTE 5. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Salary and payroll tax accrual	$3,926	$8,691
Taxes payable	3,246	4,151
Current portion of operating lease liability	2,185	2,175
License fee obligation	1,000	1,000
Placement fees payable	6,314	8,346
Accrued other	7,206	10,477
Total accrued liabilities	$23,877	$34,840

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 6. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31, 2020	December 31, 2019
First Lien Credit Facilities:
Term loans, interest at LIBOR or base rate plus 3.50% (5.10% at March 31, 2020), net of unamortized discount and deferred loan costs of $8.5 million and $9.0 million at March 31, 2020 and December 31, 2019, respectively.	$522,135	$522,989
Revolving credit facility, interest at LIBOR or base rate plus 3.50% (4.50% at March 31, 2020)	30,000	-
Finance leases	1,780	1,737
Total debt	553,915	524,727
Less: Current portion	(6,071)	(6,038)
Long-term debt	$547,844	$518,689

First Lien Credit Facilities

On June 6, 2017 (the “Closing Date”), AP Gaming I, LLC (the “Borrower”), a wholly owned indirect subsidiary of the Company, entered into a first lien credit agreement (“the First Lien Credit Agreement”), providing for $450.0 million in term loans and a $30.0 million revolving credit facility. The proceeds of the term loans were used primarily to repay the Company's then existing term loans, other indebtedness, to pay for the fees and expenses incurred in connection with the foregoing and otherwise for general corporate purposes. The full amount of the revolving credit facility was drawn on March 19, 2020 as a precautionary measure in order to increase the Company’s cash position and facilitate financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 outbreak. The proceeds from the borrowings under the revolving credit facility are currently being held on the Company’s consolidated balance sheet. The term loans will mature on February 15, 2024, and the revolving credit facility will mature on June 6, 2022. The term loans require scheduled quarterly payments in amounts equal to 0.25% of the original aggregate principal amount of the term loans, with the balance due at maturity.  Borrowings under the term loans and revolving credit facility bear interest at a rate equal to, at the Borrower’s option, either LIBOR or the base rate, subject to an interest rate floor plus an applicable margin rate. In addition, on a quarterly basis, the Borrower is required to pay each lender under the revolving credit facility a commitment fee in respect of any unused commitments thereunder at a rate of 0.50% per annum.

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

On February 8, 2018, the Borrower completed the repricing of its existing $513.0 million term loans under its First Lien Credit Agreement (the “Term Loans”). The Term Loans were repriced from 550 basis points to 425 basis points over LIBOR. The LIBOR floor remained at 100 basis points.

On February 8, 2018, in connection with the repricing of the Term Loans, third-party costs of $1.2 million were expensed and included in the loss and modification of debt. Existing debt issuance costs of $0.4 million were written-off and also included in the loss on extinguishment and modification of debt.

On October 5, 2018, the Borrower entered into an Incremental Assumption and Amendment Agreement No. 2 (the “Incremental Agreement No. 2”) with certain of the Borrower’s subsidiaries, the lenders party thereto from time to time and the Administrative Agent. The Incremental Agreement No. 2 amended and restated that certain First Lien Credit Agreement, dated as of June 6, 2017, as amended on December 6, 2017 and as amended and restated on February 8, 2018 (the “Existing Credit Agreement”), among the Borrower, the lenders party thereto, the Administrative Agent and other parties named therein (the “Amended and Restated Credit Agreement”), to (a) reduce the applicable interest rate margin for the Term B Loans (as repriced, the “Repriced Term B Loans”) under the Credit Agreement by 0.75% (which shall increase by an additional 0.25% if at any time the Borrower receives a corporate credit rating of at least B1 from Moody’s, regardless of any future rating) and (b) provide for the incurrence by the Borrower of incremental term loans in an aggregate principal amount of $30.0 million (the “Incremental Term Loans” and together with the Repriced Term B Loans, the “Term B Loans”).

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

On May 1, 2020, the Borrower entered into Amendment No. 4 to the First Lien Credit Agreement that provided for covenant relief (as described in Note 1) as well as $95.0 million in incremental term loans of which the net proceeds received by the Company were $83.5 million after original issue discount and related fees. The incremental term loans are subject to an interest rate of LIBOR plus 13% and the agreement also provides that any refinancing of the term loans through the issuance of certain debt or any repricing amendment resulting in a lower yield occurring at any time during the first two years after May 1, 2020 will be accompanied by a Make-Whole Premium as defined in the agreement that includes a premium or fee as well as the required payment of any unpaid interest that would have been paid through May 1, 2022. For six months following this two year period, a prepayment of the loans will be accompanied by a 1.00% payment premium or fee. Other than described above, the incremental term loans continue to have the same terms as provided under the Existing Credit Agreement.

As of March 31, 2020, we were in compliance with the required covenants of our debt instruments.  See Note 1 “Liquidity and Financing” for a description of a change to our financial covenants for future periods.

Finance Leases

The Company has entered into leases for vehicles and equipment that are accounted for as finance leases.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Our amended and restated articles of incorporation provide that our authorized capital stock will consist of 450,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share. As of March 31, 2020, we have 35,587,851 shares of common stock and zero shares of preferred stock outstanding.

Common Stock

Voting Rights. The holders of our common stock are entitled to one vote per share on all matters submitted for action by the stockholders, and do not have cumulative voting rights with respect to the election of our directors.

Dividend and Distribution Rights

All shares of our common stock are entitled to share equally in any dividends and distributions our board of directors may declare from legally available sources, subject to the terms of any outstanding preferred stock.

Share repurchase program

During 2019, the board of directors approved a share repurchase program that will permit the Company to repurchase up to $50.0 million of the Company’s shares of common stock through August 11, 2021.

NOTE 8. WRITE-DOWNS AND OTHER CHARGES

The Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income include various transactions, such as loss on disposal or impairment of long-lived assets and fair value adjustments to contingent consideration that have been classified as write-downs and other charges. During the three months ended March 31, 2020, the Company recognized $0.1 million in write-downs and other charges primarily related to the disposal of long-lived assets. During the three months ended March 31, 2019, the Company recognized $1.0 million in write-downs and other charges driven by losses from the disposal of assets of $0.3 million, a fair value adjustment to contingent consideration of $0.4 million (the Company used level 3 observable inputs in conducting the impairment test) and the impairment to intangible assets of $0.4 million related to game titles (the Company used level 3 of observable inputs in conducting the impairment tests).

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 9. BASIC AND DILUTED (LOSS) INCOME PER SHARE

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

There were no potentially dilutive securities for the three months ended March 31, 2020.

Excluded from the calculation of diluted EPS for the three months ended March 31, 2020 were 695,204 restricted shares and 130,362 stock options, as such securities were anti-dilutive. Excluded from the calculation of diluted EPS for the three months ended March 31, 2019 were 419,600 restricted shares and 895,113 stock options, as such securities were anti-dilutive.

NOTE 10. BENEFIT PLANS

The Company has established a 401(k) plan (the “401(k) Plan”) for its employees. The 401(k) Plan allows employees to contribute a portion of their earnings, and the Company may match a percentage of the contributions on a discretionary basis. The expense associated with the 401(k) Plan for the three months ended March 31, 2020 and 2019, was $0.4 million. In April 2020, the Company temporarily suspended 401(k) matching contributions.

On April 28, 2014, the board of directors of the Company approved the 2014 Long-Term Incentive Plan (“LTIP”). Under the LTIP, the Company is authorized to grant nonqualified stock options, rights to purchase shares of common stock, restricted stock, restricted stock units and other awards to be settled in, or based upon, shares of common stock to persons who are directors and employees of and consultants to the Company or any of its subsidiaries on the date of the grant. The LTIP will terminate ten years after approval by the board. Subject to adjustments in connection with certain changes in capitalization, the maximum number of shares of common stock that may be delivered pursuant to awards under the LTIP is 2,253,735 after giving effect to the 1.5543 - for - 1 stock split consummated on January 30, 2018 in connection with our initial public offering.  As of March 31, 2020, approximately 423,268 shares remain available for issuance; however, the Company will not issue additional awards under this plan.

On January 16, 2018, our board adopted and our stockholders approved the 2018 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) pursuant to which equity-based and cash incentives may be granted to participating employees, directors and consultants. The Omnibus Incentive Plan provides for an aggregate of 1,607,389 shares of our common stock. As of March 31, 2020, 479,830 shares remain available for issuance.

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

For the three months ended March 31, 2020, the Company recognized $0.1 million in stock-based compensation for stock options and $1.4 million for restricted stock awards. For the three months ended March 31, 2019, the Company recognized $0.2 million in stock-based compensation for stock options and $0.9 million for restricted stock awards. We recognize stock-based compensation on a straight-line basis over the vesting period for time based awards and we recognize the expense for awards with market conditions over the service period derived from the related valuation.

The amount of unrecognized compensation expense associated with stock options was $0.7 million and for restricted stock was $10.3 million at March 31, 2020 which is expected to be recognized over a 1.8 and 2.6 yearly weighted average period, respectively.

The Company calculates the grant date fair value of stock options that vest over a service period using the Black Scholes model. For stock options that contain a market condition related to the return on investment that the Company’s stockholders achieve, the options are valued using a lattice-based option valuation model. The assumptions used in these calculations are the expected dividend yield, expected volatility, risk-free interest rate and expected term (in years). Expected volatilities are based on implied volatilities from comparable companies. The expected time to liquidity is based on Management’s estimate. The risk-free rate is based on the U.S. Treasury yield curve for a term equivalent to the estimated time to liquidity. There were no options granted during the three months ended March 31, 2020.

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

All other option awards are eligible to vest upon the satisfaction of certain performance conditions (collectively, “Performance Options”). These performance conditions included the achievement of investor returns or common stock trading prices. These performance conditions were achieved in October of 2018 for all Performance Options that have been granted and there are currently 595,621 Performance Options exercisable and outstanding.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

A summary of the changes in stock options outstanding during the three months ended March 31, 2020, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2019	1,382,986	$9.10	5.45	$4,793
Granted	-	-	-	-
Exercised	(15,544)	$10.15
Canceled or forfeited	(4,274)	$10.15
Options outstanding as of March 31, 2020	1,363,168	$9.08	5.04	$-
Options exercisable as of March 31, 2020	1,233,857	$8.54	4.80	$-

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

Certain restricted stock awards are eligible to vest upon the satisfaction of certain conditions (collectively, “Performance Awards”). Vesting occurs on the first day that the average price per share of our common stock for the prior 60 consecutive trading days exceeds certain stock prices.

A summary of the changes in restricted stock outstanding during the three months ended March 31, 2020, is as follows:

	Shares Outstanding	Grant Date Fair Value (per share)
Restricted Stock Outstanding as of December 31, 2019	712,496	$23.66
Granted	38,941	$10.45
Vested	(75,565)	$23.84
Canceled or forfeited	(23,199)	$24.74
Restricted stock outstanding as of March 31, 2020	652,673	$22.82

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 12. INCOME TAXES

The Company's effective income tax rate for the three months ended  March 31, 2020, was a benefit of 19.0%. This effective rate approximates the federal statutory rate of 21.0% due to offsetting changes in our valuation allowance on deferred tax assets and lapse in applicable statute of limitations for certain uncertain tax positions. The Company's effective income tax rate for the three months ended  March 31, 2019, was a benefit of 100.2%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended  March 31, 2019, is primarily due to changes in our valuation allowance on deferred tax assets and lapse in the applicable statute of limitations for certain uncertain tax positions.

The Company entered into an indemnification agreement with the prior owners of Cadillac Jack (acquired in May of 2015) whereby the prior owners have agreed to indemnify the Company for changes in tax positions by taxing authorities for periods prior to the acquisition. As of March 31, 2020, an indemnification receivable of $0.6 million has been recorded in other assets in the financial statements. This amount includes the indemnification of the original pre-acquisition tax positions along with any related accrued interest and penalties and is offset by a corresponding liability for unrecognized tax benefits in other long-term liabilities. When the related unrecognized tax benefits are favorably resolved, a corresponding charge to relieve the associated indemnification receivable would be recognized in our Consolidated Statements of Operations and Comprehensive (Loss) Income.

During the three months ended March 31, 2020, the Company recognized a $3.2 million reduction in the indemnification receivable and related charges in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income primarily due to lapse in the applicable statute of limitations on indemnified tax positions. During the three months ended March 31, 2019, the Company recognized a $5.5 million reduction in the indemnification receivable and related charges in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income primarily due to lapse in the applicable statute of limitations on indemnified tax positions.

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

Segment revenues include leasing, licensing, or selling of products within each reportable segment. Segment adjusted EBITDA includes the revenues and operating expenses from each segment adjusted for depreciation, amortization, write-downs and other charges, accretion of placement fees, non-cash stock based compensation expense, as well as other costs such as certain acquisitions and integration related costs including restructuring and severance charges; initial public offering and secondary offerings costs; legal and litigation expenses including settlement payments; new jurisdictions and regulatory licensing costs; non-cash charges on capitalized installation and delivery; contract cancellation fees; and other adjustments primarily composed of professional fees incurred by the Company for projects, corporate and public filing compliance and other costs deemed to be non-recurring in nature. Revenues in each segment are attributable to third parties and segment operating expenses are directly associated with the product lines included in each segment such as research and development, product approval costs, product-related litigation expenses, sales commissions and other directly-allocable sales expenses. Cost of gaming operations and cost of equipment sales primarily include the cost of products sold, service, manufacturing overhead, shipping and installation.

Segment adjusted EBITDA excludes other income and expense, income taxes and certain expenses that are managed outside of the operating segments.

The following provides financial information concerning our reportable segments for the three months ended March 31, 2020 and 2019 (amounts in thousands):

	Three Months Ended March 31,
	2020	2019
Revenues by segment
EGM	$50,355	$69,655
Table Products	2,482	2,156
Interactive	1,476	1,231
Total Revenues	54,313	73,042
Adjusted EBITDA by segment
EGM	23,372	36,722
Table Products	898	478
Interactive	231	(935)
Subtotal	24,501	36,265
Write-downs and other:
Loss on disposal of long lived assets	49	266
Impairment of long lived assets	6	350
Fair value adjustments to contingent consideration and other items	-	400
Depreciation and amortization	24,369	21,533
Accretion of placement fees(1)	1,859	1,271
Non-cash stock-based compensation expense	1,551	1,196
Acquisitions and integration related costs including restructuring and severance	452	2,069
Initial public offering costs and secondary offering	-	279
Non-cash charge on capitalized installation and delivery	696	648
Other adjustments	702	(95)
Interest expense	8,342	8,874
Interest (income)	(52)	(39)
Other expense	4,339	5,260
(Loss) income before income taxes	$(17,812)	$(5,747)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements include any statements that address future results or occurrences. In some cases you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “would,” “should,” “could” or the negatives thereof. Generally, the words “anticipate,” “believe,” “continue,” “expect,” “intend,” “estimate,” “project,” “plan” and similar expressions identify forward-looking statements. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained elsewhere in this Quarterly Report on Form 10-Q as well as those discussed under “Item 1. Business” and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year-ended December 31, 2019 are forward-looking statements. These forward-looking statements include statements that are not historical facts, including statements concerning our possible or assumed future actions and business strategies. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, which could cause our actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. Given the risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements are made only as of the date of this Quarterly Report. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments unless required by federal securities law. New factors emerge from time to time, and it is not possible for us to predict all such factors.

Unless the context indicates otherwise, or unless specifically stated otherwise, references to the “Company”, “PlayAGS”, “AGS”, “we”, “our” and “us” refer to PlayAGS, Inc. and its consolidated subsidiaries.

Overview

We are a leading designer and supplier of EGMs and other products and services for the gaming industry. We operate our business in three distinct segments: EGMs, Table Products and Interactive. Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line. Founded in 2005, we historically focused on supplying EGMs, including slot machines, video bingo machines, and other electronic gaming devices, to the Native American gaming market. Since 2014, we have expanded our product line-up to include: (i) Class III EGMs for commercial and Native American casinos permitted to operate Class III EGMs, (ii) table game products and (iii) interactive products, all of which we believe provide us with growth opportunities as we expand in markets where we currently have limited or no presence. For the period ended March 31, 2020, 79% of our total revenue was generated through recurring contracted lease agreements whereby we place EGMs and table game products at our customers’ gaming facilities under either a revenue sharing agreement (we receive a percentage of the revenues that these products generate) or fee-per-day agreement (we receive a daily or monthly fixed fee per EGM or table game product), or recurring revenue from our Interactive gaming operations.

EGM Segment

EGMs constitute our largest segment, representing 93% of our revenue for three months ended March 31, 2020. We have a library of proprietary game titles that we deliver on several state-of-the-art EGM cabinets. These include our premium lease only cabinets Orion Starwall (slated to launch in the Spring of 2020), Orion Rise and Big Red. Also, our core cabinets that are available for sale and lease include the Orion Portrait, Orion Curve, Orion Slant, Orion Upright and ICON.

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

Table Products

In addition to our existing portfolio of EGMs, we also offer our customers more than 40 unique table product offerings, including live felt table games, side bet offerings, progressives, card shufflers, signage, and other ancillary table game equipment. Our table products are designed to enhance the table games section of the casino floor (commonly known as “the pit”). Over the past 10 years, there has been a trend of introducing side bets on blackjack tables to increase the game’s overall hold. Our table products segment offers a full suite of side bets and specialty table games that capitalize on this trend, and we believe that this segment will serve as an important growth engine for the Company, including by generating further cross-selling opportunities with our EGM offerings. As of March 31, 2020, we had an installed base of 3,897 table products domestically and internationally and we believe we are presently a leading supplier of table products to the gaming industry based on number of products placed.

Our Table Products segment focuses on high margin recurring revenue generated by leases. Nearly all of the revenue we generate in this segment is recurring.

Interactive

We operate a B2B online gaming platform for content aggregation that we offer to our real-money gaming (“RMG”) online casino customers. Our B2B platform, the AxSys Games Marketplace, aggregates content from several game suppliers and offers online casino operators the convenience to reduce the number of integrations that are needed to supply the online casino. By integrating with us, online casino operators have access to a significant amount of content from numerous game suppliers. We operate the AxSys Games Marketplace in regulated, legal online gaming jurisdictions such as the UK, parts of Europe, and New Jersey.

We also operate Business-to-Consumer (“B2C”) social casino games that include online versions of our popular EGM titles and are accessible to players worldwide on multiple mobile platforms, which we believe establishes brand recognition. Our B2C social casino games operate on a free-to-play model, whereby game players may collect virtual currency or other virtual consumable goods (collectively referred to as “virtual goods” or “virtual currency”) free of charge or the player may purchase additional virtual goods. Our B2C social casino games are available on our mobile app, Lucky Play Casino. The app contains numerous AGS game titles available for consumers to play for free or with virtual currency they purchase in the app.

Key Drivers of Our Business

Our revenues are impacted by the following key factors:

•	the amount of money spent by consumers on our domestic revenue share installed base;
•	the amount of the daily fee and selling price of our participation electronic gaming machines;
•	our revenue share percentage with customers;
•	the capital budgets of our customers;
•	the level of replacement of existing electronic gaming machines in existing casinos;
•	expansion of existing casinos;
•	development of new casinos;
•	opening or closure of new gaming jurisdictions both in the United States and internationally;
•	our ability to obtain and maintain gaming licenses in various jurisdictions;
•	the relative competitiveness and popularity of our electronic gaming machines compared to competitive products offered in the same facilities; and
•	general macro-economic factors, including levels of and changes to consumer disposable income and personal consumption spending.

The factors above have been significantly affected by COVID-19 and the related closure of nearly all of our casino customer locations. When our customers are allowed to reopen, the amount of money that will be spent by consumers and other related impacts to our business are unknown at this time.

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

In Bet Gaming II.
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

Integrity.
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

Results of Operations

Three Months Ended March 31, 2020 compared to the Three Months Ended March 31, 2019

The following tables set forth certain selected condensed consolidated financial data for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,		$	%
	2020	2019	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$42,685	$52,861	$(10,176)	(19.3)%
Equipment sales	11,628	20,181	(8,553)	(42.4)%
Total revenues	54,313	73,042	(18,729)	(25.6)%
Operating expenses
Cost of gaming operations	9,993	9,619	374	3.9%
Cost of equipment sales	5,208	9,524	(4,316)	(45.3)%
Selling, general and administrative	11,640	14,877	(3,237)	(21.8)%
Research and development	8,231	8,125	106	1.3%
Write-downs and other charges	55	1,016	(961)	(94.6)%
Depreciation and amortization	24,369	21,533	2,836	13.2%
Total operating expenses	59,496	64,694	(5,198)	(8.0)%
(Loss) income from operations	(5,183)	8,348	(13,531)	(162.1)%
Other expense (income)
Interest expense	8,342	8,874	(532)	(6.0)%
Interest income	(52)	(39)	(13)	33.3%
Other expense	4,339	5,260	(921)	(17.5)%
(Loss) income before income taxes	(17,812)	(5,747)	(12,065)	209.9%
Income tax (expense) benefit	3,393	5,758	(2,365)	(41.1)%
Net (loss) income	(14,419)	11	(14,430)	N/A
Less: Net income attributable to non-controlling interests	-	(93)	93	(100.0)%
Net (loss) income attributable to PlayAGS, Inc.	$(14,419)	$(82)	$(14,337)	N/A

Revenues

Gaming Operations.

Gaming operations revenue decreased $10.2 million primarily due to a decrease in our EGM segment. EGM RPD decreased by 20.0% compared to the prior year due to the temporary casino closures that began in March 2020 caused by COVID-19. Additional decreases in gaming operations revenue are due to a decrease in our EGM installed base year over year due to sales of over 700 previously leased, lower yielding units to distributors (395 of which were sold in the current quarter) and the sale of 150 units of previously leased VLT EGMs. The decrease in our EGM segment was partially offset by an increase in Table Products gaming operations revenue that is attributable to the increase in the Table Products installed base to 3,897 units, and a $0.2 million increase in our Interactive segment primarily related to an increase in our RMG revenues.

Equipment Sales.

The decrease in equipment sales was primarily due to a decrease of 560 EGMs sold year over year. We sold 464 EGM units during the three months ended March 31, 2020, compared to 1,024 EGM units in the prior year period. To a lesser extent the decrease in equipment sales revenue was also due to a 6.3% decrease in the domestic average sales price compared to the prior year period. EGM equipment sales revenue also includes revenue from the sale of 395 previously leased, lower yielding units to a distributor in the current year period, which units are not included in our sold unit count or domestic average sales price.

Operating Expenses

Cost of gaming operations. The increase in costs of gaming operations was the result of an increase of $0.9 million in overhead that was treated as a period cost in the current period as our manufacturing facility was not fully utilized due to COVID-19. Additionally our service costs have increased year over year due to additional headcount. These increases were partially offset by decreases in costs that related to reduced activity in the quarter for repairs and maintenance, royalties and other revenue-related costs. As a percentage of gaming operations revenue, costs of gaming operations was 23.4% for the three months ended March 31, 2020 compared to 18.2% for the prior year period.

Cost of Equipment Sales. The decrease in cost of equipment sales is attributable to the 464 EGM units sold during the three months ended March 31, 2020 compared to 1,024 units sold in prior year period. As a percentage of equipment sales revenue, costs of equipment sales was 44.8% for the three months ended March 31, 2020 compared to 47.2% for the prior year period.

Selling, general and administrative. The decrease in selling, general and administrative expenses is primarily due to a $2.2 million decrease in professional fees.  In the prior year, professional fees incurred were primarily related to the purchase of Integrity.  Salary and benefit costs also decreased by $0.9 million.

Research and development. The increase in research and development expenses is primarily due to increased professional fees, development costs and stock-based compensation expense.

Write-downs and other charges. The Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income include various transactions, such as loss on disposal or impairment of long-lived assets and fair value adjustments to contingent consideration that have been classified as write-downs and other charges. During the three months ended March 31, 2020, the Company recognized $0.1 million in write-downs and other charges primarily related to the disposal of long-lived assets. During the three months ended March 31, 2019, the Company recognized $1.0 million in write-downs and other charges driven by losses from the disposal of assets of $0.3 million, a fair value adjustment to contingent consideration of $0.4 million (the Company used level 3 observable inputs in conducting the impairment test) and the impairment to intangible assets of $0.4 million related to game titles (the Company used level 3 of observable inputs in conducting the impairment tests).

Due to the changing nature of our write-downs and other charges, we describe the composition of the balances as opposed to providing a year over year comparison.

Depreciation and amortization. The increase was predominantly due to a $0.3 million increase in depreciation expense driven by purchases of property and equipment and an increase in amortization expense of $2.5 million related to intangible assets purchased in the Integrity and In Bet II acquisitions as well as additional software assets placed into service.

Other Expense, net

Interest expense. The decrease in interest expense is predominantly attributable to a decrease in variable interest rate applicable to the loans under the first lien credit facilities year over year, offset by additional interest from financed placement fees and an increase of $30.0 million in debt outstanding on our revolving credit facility.

Other expense. The decrease is predominantly attributed to the write-off of indemnification receivables of $5.5 million in the prior year period compared to $3.2 million in the current year as the related liability for uncertain tax positions was also written-off due to the lapse in the statute of limitations. See Item 1. “Financial Statements” Note 12 for a detailed description of the indemnification receivable. The remaining change was due to the effect of foreign currency fluctuation on trade payables and receivables denominated in foreign currencies.

Income Taxes.

The Company's effective income tax rate for the three months ended March 31, 2020, was a benefit of 19.0%. This effective rate approximates the federal statutory rate of 21.0% due to offsetting changes in our valuation allowance on deferred tax assets and lapse in applicable statute of limitations for certain uncertain tax positions. The Company's effective income tax rate for the three months ended March 31, 2019, was a benefit of 100.2%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended March 31, 2019, was primarily due to changes in our valuation allowance on deferred tax assets and lapse in applicable statute of limitations for certain uncertain tax positions.

.

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

The tables below present each of the Adjusted Expenses and include a reconciliation to the nearest GAAP measure.

Electronic Gaming Machines

Three Months Ended March 31, 2020 compared to the Three Months Ended March 31, 2019

	Three Months Ended March 31,		$	%
(amounts in thousands, except unit data)	2020	2019	Change	Change
EGM segment revenues:
Gaming operations	$38,885	$49,500	$(10,615)	(21.4)%
Equipment sales	11,470	20,155	(8,685)	(43.1)%
Total EGM revenues	50,355	69,655	(19,300)	(27.7)%

EGM segment expenses and adjusted expenses:
Cost of gaming operations(1)	9,276	8,634	642	7.4%
Less: Adjustments(2)	1,163	494	669	135.4%
Adjusted cost of gaming operations	8,113	8,140	(27)	(0.3)%

Cost of equipment sales	5,132	9,506	(4,374)	(46.0)%

Selling, general and administrative	10,626	13,205	(2,579)	(19.5)%
Less: Adjustments(3)	1,128	2,715	(1,587)	(58.5)%
Adjusted cost of selling, general and administrative	9,498	10,490	(992)	(9.5)%

Research and development	6,918	6,605	313	4.7%
Less: Adjustments(4)	819	444	375	84.5%
Adjusted cost of research and development	6,099	6,161	(62)	(1.0)%

Accretion of placement fees	1,859	1,271	588	46.3%

Net income attributable to non-controlling interest	-	93	(93)	(100.0)%

EGM adjusted EBITDA	$23,372	$36,722	$(13,350)	(36.4)%

EGM unit information:
VLT	512	667	(155)	(23.2)%
Class II	12,291	12,191	100	0.8%
Class III	5,000	5,940	(940)	(15.8)%
Domestic installed base, end of period	17,803	18,798	(995)	(5.3)%
International installed base, end of period	8,286	8,510	(224)	(2.6)%
Total installed base, end of period	26,089	27,308	(1,219)	(4.5)%

Installed base - Oklahoma	9,745	10,193	(448)	(4.4)%
Installed base - non-Oklahoma	8,058	8,605	(547)	(6.4)%
Domestic installed base, end of period	17,803	18,798	(995)	(5.3)%

Domestic revenue per day	$21.08	$26.42	$(5.34)	(20.2)%
International revenue per day	$6.89	$8.68	$(1.79)	(20.6)%
Total revenue per day	$16.57	$20.73	$(4.16)	(20.1)%

Domestic EGM units Sold	426	1,024	(598)	(58.4)%
Total EGM units Sold	464	1,024	(560)	(54.7)%
Domestic average sales price	$17,564	$18,738	$(1,174)	(6.3)%

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

Gaming Operations Revenue

Gaming operations revenue decreased primarily due to a decrease in RPD of 20.0% compared to the prior year due to the temporary casino closures that began in March 2020 caused by the COVID-19 outbreak. Additional decreases in gaming operations revenue are due to a decrease in our EGM installed base year over year due to sales of  over 700 previously leased, lower yielding units to distributors (395 of which were sold in the current period) and the sale of 150 units of previously leased VLT EGMs.

Equipment Sales

The decrease in equipment sales was primarily due to a decrease of 560 EGMs sold compared year over year. We sold 464 EGM units during the three months ended March 31, 2020, compared to 1,024 EGM units in the prior year period. To a lesser extent the decrease in equipment sales revenue was also due to a 6.3% decrease in the domestic average sales price compared to the prior year period. EGM equipment sales revenue also includes revenue from the sale of 395 previously leased, lower yielding units to a distributor in the current year period, which units are not included in our sold unit count or domestic average sales price.

EGM Adjusted EBITDA

EGM adjusted EBITDA includes revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write-downs and other charges, accretion of placement fees, as well as other costs. See Item 1. “Financial Statements” Note 14 for further explanation of adjustments. The decrease in EGM adjusted EBITDA is attributable to the decrease in revenue described above offset by the related decrease in cost of equipment sales, and to a lesser extent a decrease in selling, general and administrative expenses driven by the decrease in salaries and benefit costs. EGM adjusted EBITDA margin was 46.4% and 52.7% for the three months ended March 31, 2020 and 2019, respectively.

Table Products

Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019

	Three Months Ended March 31,		$	%
(amounts in thousands, except unit data)	2020	2019	Change	Change
Table Products segment revenues:
Gaming operations	$2,324	$2,130	$194	9.1%
Equipment sales	158	26	132	507.7%
Total Table Products revenues	2,482	2,156	326	15.1%

Table Products segment expenses and adjusted expenses:
Cost of gaming operations(1)	292	595	(303)	(50.9)%
Less: Adjustments(2)	167	84	83	98.8%
Adjusted cost of gaming operations	125	511	(386)	(75.5)%

Cost of equipment sales	76	18	58	322.2%

Selling, general and administrative	564	539	25	4.6%
Less: Adjustments(3)	43	23	20	87.0%
Adjusted cost of selling, general and administrative	521	516	5	1.0%

Research and development	882	656	226	34.5%
Less: Adjustments(4)	20	23	(3)	(13.0)%
Adjusted cost of research and development	862	633	229	36.2%

Table Products adjusted EBITDA	$898	$478	$420	87.9%

Table Products unit information:
Table products installed base, end of period	3,897	3,285	612	18.6%
Average monthly lease price	$197	$217	$(20)	(9.2)%

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

Gaming Operations Revenue

The increase in Table Products gaming operations revenue is attributable to the increase in the Table Products installed base to 3,897 units compared to 3,285 units in the prior year period offset by a decrease in average monthly lease price as we suspended billing our customers when they closed due to COVID-19 in the current year period. The success of our progressives such as Super 4, Black Jack Match, Royal 9 as well as the success of the Dex S, are the primary drivers of the increase in the Table Products revenue and installed base compared to the prior year period.

Equipment Sales

The increase in equipment sales is due to the initial sales of our shuffler, Dex S, and sales of our table signage.

Tables Products Adjusted EBITDA

Table Products adjusted EBITDA includes the revenues and operating expenses from the Table Products segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 14 for further explanation of adjustments. The increase in Table Products adjusted EBITDA is attributable to the increases in revenue described above and to decreased adjusted cost of gaming operations primarily due to conversions of progressive games from third party hardware to our new STAX progressive.  Research and development costs increased year over year related to development of new products that are expected to be released in the current year.

Interactive

Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019

	Three Months Ended March 31,		$	%
(amounts in thousands)	2020	2019	Change	Change
Interactive segment revenue:
Social gaming revenue	$822	$958	$(136)	(14.2)%
Real-money gaming revenue	654	273	$381	139.6%
Total Interactive revenue	1,476	1,231	245	19.9%

Interactive segment expenses and adjusted expenses:
Cost of gaming operations(1)	425	390	35	9.0%

Selling, general and administrative	450	1,133	(683)	(60.3)%
Less: Adjustments(2)	47	188	(141)	(75.0)%
Adjusted cost of selling, general and administrative	403	945	(542)	(57.4)%

Research and development	431	864	(433)	(50.1)%
Less: Adjustments(3)	14	33	(19)	(57.6)%
Adjusted cost of research and development	417	831	(414)	(49.8)%

Interactive adjusted EBITDA	$231	$(935)	$1,166	(124.7)%

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

Gaming Operations Revenue

These increase in gaming operations revenue is attributable to an increase of $0.4 million in RMG revenue in the current period primarily due to our land-based content on the AGS iGaming platform launched in late 2019.  This increase was offset by a decrease in B2C Social revenues, which is consistent with our decreased investment in B2C Social.

Interactive Adjusted EBITDA

Interactive adjusted EBITDA includes the revenues and operating expenses from the Interactive segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 14 for further explanation of adjustments. The increase in Interactive adjusted EBITDA is primarily attributable to a decrease in operating costs including salary and benefit related expenses and professional fees as well as the increase in revenues described above.

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

The following tables reconcile net loss attributable to PlayAGS, Inc. to total adjusted EBITDA (amounts in thousands):

Three Months Ended March 31, 2020 compared to the Three Months Ended March 31, 2019

	Three Months Ended March 31,		$	%
	2020	2019	Change	Change
Net (loss) income attributable to PlayAGS, Inc.	$(14,419)	$(82)	$(14,337)	N/A
Income tax (benefit) expense	(3,393)	(5,758)	2,365	(41.1)%
Depreciation and amortization	24,369	21,533	2,836	13.2%
Other expense	4,339	5,260	(921)	(17.5)%
Interest income	(52)	(39)	(13)	33.3%
Interest expense	8,342	8,874	(532)	(6.0)%
Write-downs and other(1)	55	1,016	(961)	(94.6)%
Other adjustments(2)	702	277	425	153.4%
Other non-cash charges(3)	2,555	1,919	636	33.1%
Acquisitions and integration related costs including restructuring and severance(4)	452	2,069	(1,617)	(78.2)%
Non-cash stock-based compensation	1,551	1,196	355	29.7%
Total Adjusted EBITDA	$24,501	$36,265	$(11,764)	(32.4)%

(1) Write-downs and other include items related to loss on disposal or impairment of long-lived assets and fair value adjustments to contingent consideration.

(2) Other adjustments are primarily composed of professional fees incurred for projects, corporate and public filing compliance, contract cancellation fees and other transaction costs deemed to be non-operating in nature as well as costs incurred related to initial public offering, net of costs capitalized to equity and the cost of related secondary offerings.

(3) Other non-cash charges are costs related to non-cash charges and losses on the disposition of assets, non-cash charges on capitalized installation and delivery, which primarily includes the costs to acquire contracts that are expensed over the estimated life of each contract and non-cash charges related to accretion of contract rights under development agreements.

(4) Acquisitions and integration related costs primarily relate to costs incurred after the purchase of businesses, such as the purchase of Integrity, to integrate operations and obtain costs synergies. Restructuring and severance costs primarily relate to costs incurred through the restructuring of the Company’s operations from time to time and other employee severance costs recognized in the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

We expect that primary ongoing liquidity requirements for the three months ended March 31, 2020 will be for operating capital expenditures, working capital, debt servicing, game development and other customer acquisition activities. We expect to finance these liquidity requirements through a combination of cash on hand, additional financing, and cash flows from operating activities.

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

Due to the business disruption caused by the rapid nationwide spread of the novel coronavirus and the actions by state and tribal governments and businesses to contain the virus, the Company’s customers have closed their operations and their respective markets have been significantly adversely impacted. As a result of the temporary closures of our casino customers, there has been a decrease in the amount of money spent by consumers on our revenue shared installed base and the amount of daily fees of our participation EGMs and no expansion of existing casinos or development of new casinos. Specifically, gaming operations revenue and equipment sales have decreased compared to the prior year period as a result of the temporary closures of our casino customers. Similarly, our EGM and Table Product segment operating results have been disrupted because each segment’s activities including design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of its products lines have been temporarily halted or significantly reduced.  In addition, each segment’s revenue from leasing, licensing and selling products has been adversely impacted due to the temporary closures of our casino customers. As a result, the Company has taken several actions to adapt to the severity of the crisis. Among other things, the Company implemented short-term furloughs with retained benefits, company-wide salary reductions, and an approximate 10% reduction of the workforce. Our non-employee directors have also agreed to reduce their fees by 50%. In addition to these actions, the Company is considering further reductions to payroll and related expenses through additional employee furloughs and may pursue one or more of these alternatives depending on the length of the casino closures in markets and jurisdictions where we earn our revenue in order to conserve liquidity.

As of March 31, 2020, we had $43.6. million in cash and cash equivalents. As of March 31, 2020, we were in compliance with the required covenants of our debt instruments, including the maximum net first lien leverage ratio, which was 3.9 to 1.0 out of a maximum of 6.0 to 1.0. On May 1, 2020, the Company  entered into an amendment to the First Lien Credit Agreement (the "Amendment No. 4") that implemented a financial covenant relief period (the “Financial Covenant Relief Period”) through December 31, 2020 and implemented a revised calculation of EBITDA commencing on the first day after the expiration of the Financial Covenant Relief Period and ending on the first day of the fourth fiscal quarter after the expiration of the Financial Covenant Relief Period.  As a result of this Amendment No. 4, and based on the Company's projected operating results for the next twelve months, the Company expects that it will be in compliance with its debt covenants under the First Lien Credit Agreement for at least the next twelve months. Amendment No. 4 also provided for additional financing of $95.0 million, of which the Company received $83.5 million after original issue discount and related fees, which is described in Item 1. "Financial Statements" Note 6. The incremental term loans are subject to an interest rate of LIBOR plus 13% and the agreement also provides that any refinancing of the term loans through the issuance of certain debt or any repricing amendment resulting in a lower yield occurring at any time during the first two years after May 1, 2020 will be accompanied by a Make-Whole Premium as defined in the agreement that includes a premium or fee as well as the required payment of any unpaid interest that would have been paid through May 1, 2022. For six months following this two year period a prepayment of the loans will be accompanied by a 1.00% payment premium or fee. Other than described above, the incremental term loans continue to have the same terms as provided under the existing credit agreement. As a result of the additional financing along with the $43.6 million of cash and cash equivalents on hand as of March 31, 2020, Management believes that the Company has sufficient liquidity to fund its operating requirements and meet its obligations as they become due for at least the next twelve months.

Indebtedness

First Lien Credit Facilities

On June 6, 2017 (the “Closing Date”), AP Gaming I, LLC (the “Borrower”), a wholly owned indirect subsidiary of the Company, entered into a first lien credit agreement (“the First Lien Credit Agreement”), providing for $450.0 million in term loans and a $30.0 million revolving credit facility. The proceeds of the term loans were used primarily to repay the Company's then existing term loans, other indebtedness, to pay for the fees and expenses incurred in connection with the foregoing and otherwise for general corporate purposes.The full amount of the revolving credit facility was drawn on March 19, 2020 as a precautionary measure in order to increase the Company’s cash position and facilitate financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 outbreak. The proceeds from the borrowings under the revolving credit facility are currently being held on the Company’s consolidated balance sheet. The term loans will mature on February 15, 2024, and the revolving credit facility will mature on June 6, 2022. The term loans require scheduled quarterly payments in amounts equal to 0.25% of the original aggregate principal amount of the term loans, with the balance due at maturity.  Borrowings under the term loans and revolving credit facility bear interest at a rate equal to, at the Borrower’s option, either LIBOR or the base rate, subject to an interest rate floor plus an applicable margin rate. In addition, on a quarterly basis, the Borrower is required to pay each lender under the revolving credit facility a commitment fee in respect of any unused commitments thereunder at a rate of 0.50% per annum.

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

On February 8, 2018, the Borrower completed the repricing of its existing $513.0 million term loans under its First Lien Credit Agreement (the “Term Loans”). The Term Loans were repriced from 550 basis points to 425 basis points over LIBOR. The LIBOR floor remained at 100 basis points.

On February 8, 2018, in connection with the repricing of the Term Loans, third-party costs of $1.2 million were expensed and included in the loss and modification of debt. Existing debt issuance costs of $0.4 million were written-off and also included in the loss on extinguishment and modification of debt.

On October 5, 2018, the Borrower entered into an Incremental Assumption and Amendment Agreement No. 2 (the “Incremental Agreement No. 2”) with certain of the Borrower’s subsidiaries, the lenders party thereto from time to time and the Administrative Agent. The Incremental Agreement No. 2 amended and restated that certain First Lien Credit Agreement, dated as of June 6, 2017, as amended on December 6, 2017 and as amended and restated on February 8, 2018 (the “Existing Credit Agreement”), among the Borrower, the lenders party thereto, the Administrative Agent and other parties named therein (the “Amended and Restated Credit Agreement”), to (a) reduce the applicable interest rate margin for the Term B Loans (as repriced, the “Repriced Term B Loans”) under the Credit Agreement by 0.75% (which shall increase by an additional 0.25% if at any time the Borrower receives a corporate credit rating of at least B1 from Moody’s, regardless of any future rating) and (b) provide for the incurrence by the Borrower of incremental term loans in an aggregate principal amount of $30.0 million (the “Incremental Term Loans” and together with the Repriced Term B Loans, the “Term B Loans”).

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

On May 1, 2020, the Borrower entered into Amendment No. 4 to the First Lien Credit Agreement that provided for covenant relief (as described in Note 1) as well as $95.0 million in incremental term loans of which the net proceeds received by the Company were $83.5 million after original issue discount and related fees. The incremental term loans are subject to an interest rate of LIBOR plus 13% and the agreement also provides that any refinancing of the term loans through the issuance of certain debt or any repricing amendment resulting in a lower yield occurring at any time during the first two years after May 1, 2020 will be accompanied by a Make-Whole Premium as defined in the agreement that includes a premium or fee as well as the required payment of any unpaid interest that would have been paid through May 1, 2022. For six months following this two year period, a prepayment of the loans will be accompanied by a 1.00% payment premium or fee. Other than described above, the incremental term loans continue to have the same terms as provided under the Existing Credit Agreement.

As of March 31, 2020, we were in compliance with the required covenants of our debt instruments. See Item 1. “Notes to Condensed Consolidated Financial Statements”, Note 1 “Liquidity and Financing” for a description of a change to our financial covenants for future periods.

Equipment Long Term Note Payable and Finance Leases

The Company has entered into a financing agreement to purchase certain gaming devices, systems and related equipment and has entered into leases for vehicles and equipment that are accounted for as finance leases.

The following table summarizes our historical cash flows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash Flow Information:
Net cash provided by operating activities	$18,809	$11,655
Net cash used in investing activities	(12,879)	(69,675)
Net cash provided by (used in) financing activities	24,485	(2,393)
Effect of exchange rates on cash and cash equivalents	(13)	(2)
Net increase (decrease) in cash and cash equivalents	$30,402	$(60,415)

Operating activities

Net cash provided by operating activities for the three months ended March 31, 2020, was $18.8 million compared to net cash provided by operating activities of $11.7 million in the prior year period, representing an increase of $7.2 million. This increase is primarily due to collection of accounts receivables in the current period, offset by a decrease in net income.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2020, was $12.9 million compared to $69.7 million used in investing activities in the prior year period, representing a decrease in cash used of $56.8 million. The decrease was primarily due to the acquisition of Integrity, net of cash acquired, of $50.8 million in the prior year period and an $8.9 million decrease in purchases of property and equipment compared to the prior year period, offset by a $2.3 million increase in customer note receivable and a $1.1 million increase in software development and other compared to the prior year period.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2020, was $24.5 million compared to net cash used of $2.4 million for the three months ended March 31, 2019, representing an increase in cash of $26.9 primarily attributable to the borrowing on revolver of $30.0 million, offset by a $2.5 million increase in payments of placement fees compared to the prior year period.

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

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019. There were no material changes to our policies during the three months ended March 31, 2020.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See related disclosure at Item 1. “Notes to Condensed Consolidated Financial Statements”, Note 1 “Description of the Business and Summary of Significant Accounting Policies.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates. Our primary exposure to market risk is interest rate risk associated with our long-term debt, which accrues interest at variable rates. Certain of our debt instruments accrue interest at LIBOR or the base rate, at our election, subject to an interest rate floor plus an applicable margin rate. In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt and equity capital to sustain our operations. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. As of March 31, 2020, less than 1% of our debt were fixed-rate instruments. Assuming a constant outstanding balance for our variable-rate long term debt, a hypothetical 1% decrease in interest rates would decrease interest expense $3.2 million given our LIBOR floor on related debt, while a hypothetical 1% increase in interest rates would increase interest expense approximately $5.6 million.

Foreign currency risk. We are exposed to foreign currency exchange rate risk that is inherent to our foreign operations. We currently transact business in Mexico and to a lesser extent in the United Kingdom using the local currency. Our settlement of inter-company trade balances requires the exchange of currencies, which results in the recognition of foreign currency fluctuations. We expect that certain operations will continue to be denominated in foreign currencies. As such, we expect our cash flows and earnings to continue to be exposed to the risks that may arise from fluctuations in foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS.

"Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019 (the "Annual Report") includes a discussion of our risk factors. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. The Company is supplementing its risk factors described in the Annual Report and the following risk factor should be read in conjunction with the other risk factors disclosed in the Annual Report.

The global COVID-19 pandemic has had and is continuing to have a significant adverse impact and in the future could have a material adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of the customers and suppliers in the gaming industry that we serve. We are unable to predict the extent to which the pandemic and related impacts will continue to adversely impact our business operations, financial performance, results of operations, financial position and the achievement of our business objectives.

The COVID-19 pandemic has negatively impacted the global economy, with particular impact to the gaming industry, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in the financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses, including those of our casino customers, and resulted in the institution of physical distancing and sheltering in place requirements in many states and communities. As a result of the temporary closures of our casino customers, there has been a decrease in the amount of money spent by consumers on our revenue shared installed base and the amount of daily fees of our participation EGMs and no expansion of existing casinos or development of new casinos. Furthermore, general macro-economic factors have resulted in a decline in levels of consumer disposable incomes and personal consumption spending.  Consequently, demand for our products and services has been and may continue to be significantly impacted, which has adversely affected our revenue and profitability and could continue to do so in the future. Specifically, gaming operations revenue and equipment sales have decreased compared to the prior year period as a result of the temporary closures of our casino customers. Similarly, our EGM and Table Product segment operating results have been disrupted because each segment’s activities including design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of its products lines have been temporarily halted or significantly reduced.  In addition, each segment’s revenue from leasing, licensing and selling products has been adversely impacted due to the temporary closures of our casino customers. Furthermore, the pandemic has impaired and could continue to impair our ability to maintain sufficient liquidity, particularly if casinos and other gaming businesses remain closed or, when they reopen, physical distancing and other COVID-19-protective measures prevent them from opening at full capacity, the impact on the global economy worsens and further impacts the disposable income available to our casino customers’ patrons, or customers continue to delay making payments to us under existing obligations. Furthermore, because of changing economic and market conditions affecting the gaming industry, our ability to achieve our business objectives have been impacted and may continue to be impacted in the future. Our business operations have been disrupted because our workforce has been unable to work effectively due to illness, quarantines, government actions, and other restrictions imposed in connection with the pandemic and our business operations may continue to be impacted in the future. As a result, the Company has taken several actions to adapt to the severity of the crisis. Among other things, the Company has implemented short-term furloughs with retained benefits, company-wide salary reductions, and an approximate 10% reduction of the workforce.  We have borrowed funds under existing credit facilities and incremental term loans, and may seek additional funding, to the extent available, under new federal programs such as the CARES Act. The extent to which the COVID-19 pandemic will further impact our business, results of operations, and financial condition, as well as our capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

The COVID-19 pandemic may also exacerbate the risks disclosed in our Annual Report, including, but not limited to: our ability to comply with the terms of our indebtedness, our ability to generate revenues, earn profits and maintain adequate liquidity, our ability to service existing and attract new customers, maintain our overall competitiveness in the market, the potential for significant fluctuations in demand for our services, overall trends in the gaming industry impacting our business, as well as potential volatility in our stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

(a). Exhibits.

Exhibit Number	Exhibit Description
10.1	Amendment Agreement No. 3, dated as of August 30, 2019 by and among AP Gaming Holdings, LLC, AP Gaming I, LLC, Jefferies Finance LLC and each of the Revolving Facility Lenders party hereto (incorporated by reference to Exhibit 10.1 to PlayAGS, Inc.'s Current Re port on Form 8-K filed on September 4, 2019).

10.2	Incremental Assumption and Amendment Agreement No. 4, dated as of May 1, 2020, by and among AP Gaming Holdings, LLC, AP Gaming I, LLC, each subsidiary loan party listed on the signature pages thereof, Jefferies Finance LLC and the lenders party thereto (incorporated by reference to Exhibit 10.1 to PlayAGS, Inc.'s Current Report on Form 8-K filed on May 1, 2020).

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.IN	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PlayAGS, Inc.

Date:	May 7, 2020	By:	/s/ KIMO AKIONA
		Name:	Kimo Akiona
		Title:	Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)