Form 10-Q
period 2020-06-30
PlayAGS, Inc.
filed 2020-08-05
CIK 1593548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarter ended June 30, 2020

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

As of August 3, 2020, there were 35,618,038 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLAYAGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$113,069	$13,162
Restricted cash	20	20
Accounts receivable, net of allowance of $640 and $723, respectively	33,954	61,224
Inventories	35,754	32,875
Prepaid expenses	4,926	2,983
Deposits and other	4,550	5,332
Total current assets	192,273	115,596
Property and equipment, net	84,446	103,598
Goodwill	283,537	287,049
Intangible assets	207,795	230,451
Deferred tax asset	3,849	4,965
Operating lease assets	10,659	11,543
Other assets	10,292	9,176
Total assets	$792,851	$762,378

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,073	$15,598
Accrued liabilities	25,549	34,840
Current maturities of long-term debt	7,110	6,038
Total current liabilities	42,732	56,476
Long-term debt	632,846	518,689
Deferred tax liability, non-current	1,496	1,836
Operating lease liabilities, long-term	10,331	11,284
Other long-term liabilities	33,538	40,309
Total liabilities	720,943	628,594
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock at $0.01 par value; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value; 450,000,000 shares authorized at June 30, 2020 and at December 31, 2019; and 35,613,708 and 35,534,558 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively.	356	355
Additional paid-in capital	374,461	371,311
Accumulated deficit	(292,892)	(235,474)
Accumulated other comprehensive loss	(10,017)	(2,408)
Total stockholders’ equity	71,908	133,784
Total liabilities and stockholders’ equity	$792,851	$762,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(amounts in thousands, except per share data)

 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Gaming operations	$10,189	$53,593	$52,874	$106,454
Equipment sales	6,599	20,916	18,227	41,097
Total revenues	16,788	74,509	71,101	147,551
Operating expenses
Cost of gaming operations(1)	5,495	10,932	15,488	20,551
Cost of equipment sales(1)	4,162	9,903	9,370	19,427
Selling, general and administrative	8,609	14,605	20,249	29,482
Research and development	4,931	8,379	13,162	16,504
Write-downs and other charges	819	5,036	874	6,052
Depreciation and amortization	21,521	23,659	45,890	45,192
Total operating expenses	45,537	72,514	105,033	137,208
(Loss) income from operations	(28,749)	1,995	(33,932)	10,343
Other expense
Interest expense	10,894	9,560	19,236	18,434
Interest income	(120)	(31)	(172)	(70)
Loss on extinguishment and modification of debt	3,102	-	3,102	-
Other expense	(35)	(46)	4,304	5,214
(Loss) income before income taxes	(42,590)	(7,488)	(60,402)	(13,235)
Income tax (expense) benefit	(49)	52	3,344	5,810
Net (loss) income	(42,639)	(7,436)	(57,058)	(7,425)
Less: Net income attributable to non-controlling interests	-	(121)	-	(214)
Net (loss) income attributable to PlayAGS, Inc.	(42,639)	(7,557)	(57,058)	(7,639)
Foreign currency translation adjustment	575	228	(7,609)	870
Total comprehensive (loss) income	$(42,064)	$(7,329)	$(64,667)	$(6,769)

Basic and diluted loss per common share:
Basic	$(1.20)	$(0.21)	$(1.60)	$(0.22)
Diluted	$(1.20)	$(0.21)	$(1.60)	$(0.22)
Weighted average common shares outstanding:
Basic	35,602	35,428	35,572	35,400
Diluted	35,602	35,428	35,572	35,400

(1) exclusive of depreciation and amortization

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Common stock
Balance, beginning of period	$356	$354	$355	$353
Vesting of restricted stock	-	-	1	1
Balance of common stock, end of period	356	354	356	354
Additional paid-in capital
Balance, beginning of period	373,019	363,379	371,311	361,628
Stock option exercises	-	29	158	584
Stock-based compensation expense	1,442	2,154	2,993	3,350
Vesting of restricted stock	-	-	(1)	-
Balance of additional paid-in capital, end of period	374,461	365,562	374,461	365,562
Accumulated deficit
Balance, beginning of period	(250,241)	(222,485)	(235,474)	(222,403)
Net loss attributable to PlayAGS, Inc.	(42,639)	(7,557)	(57,058)	(7,639)
Restricted stock vesting and withholding	(12)	-	(360)	-
Balance of accumulated deficit, end of period	(292,892)	(230,042)	(292,892)	(230,042)
Accumulated other comprehensive loss
Balance, beginning of period	(10,592)	(3,132)	(2,408)	(3,774)
Foreign currency translation adjustment	575	228	(7,609)	870
Balance of accumulated other comprehensive loss, end of period	(10,017)	(2,904)	(10,017)	(2,904)
Non-controlling interests
Balance, beginning of period	-	107	-	-
Net income	-	121	-	214
Business acquisitions	-	-	-	71
Cash distributions to non-controlling interest owners	-	(100)	-	(157)
Balance of non-controlling interests, end of period	-	128	-	128
Total stockholders' equity	$71,908	$133,098	$71,908	$133,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(57,058)	$(7,425)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	45,890	45,192
Accretion of contract rights under development agreements and placement fees	3,733	2,803
Amortization of deferred loan costs and discount	1,429	941
Stock-based compensation expense	2,993	3,350
(Benefit) provision for bad debts	(199)	153
Loss on disposition of long-lived assets	74	445
Impairment of assets	6	5,207
Fair value adjustment of contingent consideration	794	400
Benefit for deferred income tax	(123)	(607)
Changes in assets and liabilities that relate to operations:
Accounts receivable	26,174	(3,461)
Inventories	101	419
Prepaid expenses	(1,992)	(1,698)
Deposits and other	1,030	(418)
Other assets, non-current	915	6,605
Accounts payable and accrued liabilities	(15,900)	(14,231)
Net cash provided by operating activities	7,867	37,675
Cash flows from investing activities
Customer notes receivable	(2,579)	-
Business acquisitions, net of cash acquired	-	(50,779)
Purchase of intangible assets	(925)	(3,950)
Software development and other expenditures	(5,530)	(6,299)
Proceeds from disposition of assets	28	109
Purchases of property and equipment	(8,057)	(23,819)
Net cash used in investing activities	(17,063)	(84,738)
Cash flows from financing activities
Repayment of first lien credit facilities	(2,694)	(2,694)
Payment of financed placement fee obligations	(3,444)	(1,767)
Proceeds from incremental term loans	92,150	-
Borrowing on revolver	30,000	-
Payment of deferred loan costs	(5,744)	-
Payments of previous acquisition obligation	(284)	(1,022)
Payments on finance leases and other obligations	(669)	(695)
Repurchase of stock	(360)	-
Proceeds from stock option exercise	158	585
Distributions to non-controlling interest owners	-	(157)
Net cash provided by (used in) financing activities	109,113	(5,750)
Effect of exchange rates on cash and cash equivalents	(10)	3
Net increase (decrease) in cash and cash equivalents	99,907	(52,810)
Cash, cash equivalents and restricted cash, beginning of period	13,182	70,804
Cash, cash equivalents and restricted cash, end of period	$113,089	$17,994

Supplemental cash flow information:
Non-cash investing and financing activities:
Intangible assets obtained under financed placement fee arrangements	$-	$35,003
Leased assets obtained in exchange for new finance lease liabilities	$338	$620
Leased assets obtained in exchange for new operating lease liabilities	$-	$12,668

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make decisions based upon estimates, assumptions, and factors considered relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of the estimates and assumptions. Accordingly, actual results could differ materially from those anticipated. For the three months ended June 30, 2020, the impact of the decline in business activity brought about by the coronavirus pandemic (“COVID-19”) continues to evolve. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

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

The following table disaggregates our revenues by type within each of our segments (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

EGM
Gaming operations	$7,535	$50,161	$46,420	$99,661
Equipment sales	6,422	20,817	17,892	40,972
Total	$13,957	$70,978	$64,312	$140,633

Table Products
Gaming operations	$497	$2,321	$2,821	$4,451
Equipment sales	177	99	335	125
Total	$674	$2,420	$3,156	$4,576

Interactive (gaming operations)
Social gaming revenue	$1,095	$890	$1,917	$1,894
Real-money gaming revenue	1,062	221	1,716	448
Total	$2,157	$1,111	$3,633	$2,342

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

Revenue allocated to any undelivered performance obligations is recorded as a contract liability. The balance of our contract liabilities was not material as of  June 30, 2020 and December 31, 2019.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of deposits held at major banks and other marketable securities with original maturities of 90 days or less.

Restricted Cash

Restricted cash amounts represent funds held in escrow as collateral for the Company’s surety bonds for various gaming authorities.

Allowance for Doubtful Accounts

Accounts receivable are stated at face value less an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts related to accounts receivable and notes receivable, which are non-interest bearing, deemed to have a high risk of collectability. The Company reviews the accounts receivable and notes receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company analyzes historical collection trends and changes in the customers’ payment patterns adjusted for current economic conditions, customer concentration, and credit worthiness when evaluating the adequacy of the allowance for doubtful accounts. A large percentage of receivables are with Native American tribes and the Company has concentrations of credit risk with several tribes. The Company includes any receivable balances that are determined to be uncollectible in the overall allowance for doubtful accounts. Changes in the assumptions or estimates reflecting the collectability of certain accounts could materially affect the allowance for both accounts and notes receivable.

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

The following table excludes receivables related to operating leases and presents all other receivables' gross amortized cost, allowance for credit losses and amortized cost, net of allowance for credit losses by portfolio segment as of  June 30, 2020 and December 31, 2019 (in thousands):

		June 30, 2020			December 31, 2019
	Classification	Gross amortized cost	Allowance for credit losses	Amortized cost, net of allowance for credit losses	Gross amortized cost	Allowance for credit losses	Amortized cost, net of allowance for credit losses

Trade receivables:	Accounts Receivable	$8,774	$-	$8,774	$22,741	$-	$22,741

Receivables with extended payment terms:
Originated in 2020	Accounts Receivable	$6,619	$-	$6,619	N/A	N/A	N/A
Originated in 2019	Accounts Receivable	3,382	-	3,382	5,461	-	5,461
Total receivables with extended payment term		$10,001	$-	$10,001	$5,461	$-	$5,461

Sales-type leases receivables:
Originated in 2019	Accounts Receivable	$1,735	$(89)	$1,646	$2,206	$(111)	$2,095
Originated in 2017	Accounts Receivable	34	(2)	32	52	(3)	49
Total Sales-type leases receivables		$1,769	$(91)	$1,678	$2,258	$(114)	$2,144

Development Agreements:
Originated in 2020	Deposits and other	$2,668	$-	$2,668	N/A	N/A	N/A
Originated in 2019	Deposits and other	2,568	-	2,568	2,359	-	2,359
Total Development Agreements		$5,236	$-	$5,236	$2,359	$-	$2,359

Inventories

Inventories consist primarily of parts and supplies that are used to repair and maintain machinery and equipment as well as EGMs in production and finished goods held for sale. Inventories are stated at net realizable value. Cost of inventories is determined using the first-in, first-out (“FIFO”) method for all components of inventory. The Company regularly reviews inventory quantities and updates estimates for the net realizable value of inventories. This process includes examining the carrying values of parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose). Some of the factors involved in this analysis include the overall levels of the inventories, the current and projected sales levels for such products, the projected markets for such products and the costs required to sell the products, including refurbishment costs. Changes in the assumptions or estimates could materially affect the inventory carrying value. As of  June 30, 2020 and December 31, 2019, the value of raw material inventory was $30.5 million and $29.1 million, respectively. As of  June 30, 2020 and December 31, 2019, the value of finished goods inventory was $5.3 million and $3.8 million, respectively. There was no work in process material as of  June 30, 2020 and December 31, 2019.

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

The carrying values of the Company’s cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short term maturities of these instruments. The fair value of our long-term debt is based on the quoted market prices for similar issues (Level 2 inputs). The following table presents the estimated fair value of our long-term debt as of  June 30, 2020 and  December 31, 2019 (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term Debt	$655,976	$572,529	$533,727	$534,578

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

In March of 2020, in response to the COVID-19 outbreak, President Donald Trump signed H.R. 748, the “Coronavirus Aid, Relief, and Economic Security ACT (the “CARES Act”).  We do not expect the CARES Act, to have a material impact on our condensed consolidated financial statements.

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

Liquidity and Financing and COVID-19

Due to the business disruption caused by the rapid nationwide spread of the novel coronavirus and the actions by state and tribal governments and businesses to contain the virus, almost all of the Company’s customers closed their operations during the month of  March and April 2020 and their respective markets have been significantly and adversely impacted. Beginning in May 2020, casinos began to reopen and approximately 500 out of nearly 650 of our customers in the United States and Canada were partially open as of June 30, 2020. On June 30, 2020 in Mexico, 25 of our 320 casino customers were partially open, which openings took place in late- June. As a result of the temporary closures of our casino customers, there has been a decrease in the amount of money spent by consumers on our revenue shared installed base and the amount of daily fees of our participation EGMs and no expansion of existing casinos or development of new casinos. Specifically, gaming operations revenue and equipment sales have decreased compared to the prior year period as a result of the temporary closures of our casino customers. Similarly, our EGM and Table Products segment operating results have been disrupted because each segment’s activities including design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of its products lines have been temporarily halted or significantly reduced. In addition, each segment’s revenue from leasing, licensing and selling products has been adversely impacted due to the temporary closures of our casino customers. As a result, the Company has taken several actions to adapt to the severity of the crisis. Among other things, the Company implemented short-term furloughs with retained benefits, company-wide salary reductions, and an approximate 10% reduction of the workforce. Our non-employee directors have also agreed to reduce their fees by 50%. Some of the Company's customers have reopened at limited capacity, some have reopened and then been required to close again due to local conditions and regulations relating to the spread of the coronavirus, and there are also customers who still remain closed. Depending on the length of casino closures and if they are required to close again, the Company will consider further reductions to payroll and related expenses through additional employee furloughs in order to conserve liquidity.

As of June 30, 2020, the Company had $113.1 million in cash and cash equivalents. Under the First Lien Credit Agreement (defined below in Note 6), the Company was required to comply with certain financial covenants at the end of each calendar quarter, including to maintain a maximum net first lien leverage ratio of 6.0 to 1.0. On May 1, 2020, the Company entered into an Incremental Assumption and Amendment Agreement No. 4 ("Amendment No.4") which amended its First Lien Credit Agreement to, among other things, (i) provide for a suspension of the testing of the financial covenant for the fiscal quarters ending June 30, 2020, September 30, 2020 and December 31, 2020 and (ii) during the period beginning on May 1, 2020, and ending on the date on which the Company delivers a compliance certificate with respect to the fiscal quarter ending December 31, 2021 (unless earlier terminated by the Company), make certain modifications to the negative covenants set forth in the First Lien Credit Agreement and, solely for purposes of determining compliance with the financial covenant during the first three quarters of 2021 once testing resumes, the calculation of EBITDA. As a result of Amendment No. 4, and based on the Company's projected operating results for the next twelve months, the Company expects that it will be in compliance with its covenants under the First Lien Credit Agreement for at least the next twelve months. Pursuant to the terms of Amendment No. 4, the Company incurred incremental term loans in an aggregate principal amount of $95.0 million, of which the Company received $83.3 million in net proceeds (after original issue discount and related fees, which is described in Note 6). The incremental term loans incurred pursuant to Amendment No. 4 bear interest at a rate equal to, at the Borrower's option, either LIBOR or the base rate, subject to an interest rate floor plus an applicable margin of 13.0% for LIBOR loans and 12.0% for base rate loans. Any voluntary prepayment of the incremental term loans incurred pursuant to Amendment No. 4 during the first two years after May 1, 2020 will be subject to a customary “make-whole” premium. On or after May 1, 2022 and prior to November 1, 2022, a voluntary prepayment of the incremental term loans incurred pursuant to Amendment No. 4 will be accompanied by a 1.00% payment premium. Other than described above, the incremental term loans have the same terms applicable to the outstanding term loans under the First Lien Credit Agreement. As a result of the additional financing, along with cash and cash equivalents on hand as of June 30, 2020, Management believes that the Company has sufficient liquidity to fund its operating requirements and meet its obligations as they become due for at least the next twelve months.

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

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Gaming equipment	$169,009	$175,837
Other property and equipment	23,456	23,210
Less: Accumulated depreciation	(108,019)	(95,449)
Property and equipment, net	$84,446	$103,598

Gaming equipment and other property and equipment are depreciated over the respective useful lives of the assets ranging from two to six years. Depreciation expense was $9.7 million and $11.4 million for the three months ended June 30, 2020 and 2019, respectively. Depreciation expense was $20.7 million and $22.0 million for the six months ended June 30, 2020 and 2019, respectively.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 4. GOODWILL AND INTANGIBLES

Changes in the carrying amount of goodwill are as follows (in thousands):

	Gross Carrying Amount
	EGM	Table Products	Interactive(1)	Total
December 31, 2019	$279,228	$7,821	$-	$287,049
Foreign currency adjustments	(3,512)	-	-	(3,512)
Balance at June 30, 2020	$275,716	$7,821	$-	$283,537

(1) Accumulated goodwill impairment charges for the Interactive segment as of  June 30, 2020 were $8.4 million.

During the first quarter of 2020, our EGM and Table Products reporting units' operating results were significantly lower than expectations, driven by the rapid nationwide spread of the novel coronavirus and the actions taken by state and tribal governments and businesses, including the closure of casinos, in an attempt to contain the virus. Many of our customers temporarily closed their operations and the markets that we serve were significantly and adversely impacted, which was considered to be a triggering event. These closures resulted in a reduction of gaming operations revenues particularly related to our leased EGMs and Table Products as we ceased to bill our customers from the date that they closed. The closures also impacted equipment sales revenue due to a decline in our customer demand to purchase our EGMs and other products during the closures.  Accordingly, we performed a quantitative assessment, or “Step 1” analysis, as of March 31, 2020 to analyze whether this triggering event resulted in an impairment of associated goodwill in these two reporting units.  There is no balance of goodwill in the Company’s other reporting unit.

Based on our quantitative analysis, the fair value was 34% greater than the carrying value for the EGM reporting unit and 21% greater for the Table Products reporting unit. As of October 1, 2019 (the date of the Company’s annual impairment assessment), the fair values of the EGM reporting unit and the Table Products reporting unit were 50% and 111% greater than their respective carrying values. We estimated the fair value of both reporting units using the discounted cash flow method. The most significant factor in the assessment was the projected cash flows adjusted for the estimated adverse impact of COVID-19 on the Company’s operations.  Our projected cash flows for the current year are dependent on our assumptions for when our casino customers will reopen. The current year projected cash flows and those for future years are also impacted by our estimate of when the operations of our casino customers will return to pre-COVID-19 levels. Given the ongoing impacts of COVID-19 across our business, the long-range cash flow projections that we use to assess the fair value of our businesses and assets for purposes of impairment testing are subject to greater uncertainty than normal. Other factors included in the discounted cash flow calculation were the discount rate of 10% for EGM and 14% for Table Products and the long-term growth rate of 3% for both reporting units. As of October 1, 2019, the discount rates utilized in the discounted cash flow projections were 10% and 14% for the EGM and Table Products reporting units, respectively. During the second quarter of 2020, based on the performance of our re-opened customers and our related revenue share including our projections for future periods, we concluded that there are no triggering events that would more likely than not reduce the fair value of a reporting unit below their carrying value as of  June 30, 2020. We will continue to monitor the ongoing impact of COVID-19 on our operations. If our projections do not align with our actual results in future quarters, we will update the projected cash flows, which may result in an impairment of goodwill.

Intangible assets consist of the following (in thousands):

		June 30, 2020			December 31, 2019
	Useful Life	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	(years)	Value	Amortization	Value	Value	Amortization	Value
Indefinite lived trade names	Indefinite	$12,126	$-	$12,126	$12,126	$-	$12,126
Trade and brand names	5 - 7	14,870	(14,156)	714	14,870	(13,209)	1,661
Customer relationships	5 - 12	216,505	(130,132)	86,373	219,788	(120,384)	99,404
Contract rights under development and placement fees	1 - 7	49,104	(12,621)	36,483	48,180	(8,888)	39,292
Gaming software and technology platforms	1 - 7	166,897	(105,636)	61,261	162,391	(96,193)	66,198
Intellectual property	10 - 12	19,345	(8,507)	10,838	19,345	(7,575)	11,770
		$478,847	$(271,052)	$207,795	$476,700	$(246,249)	$230,451

Intangible assets are amortized over their respective estimated useful lives ranging from one to twelve years. Amortization expense related to intangible assets was $11.8 million and $12.2 million for the three months ended June 30, 2020 and 2019, respectively. Amortization expense related to intangible assets was $25.2 million and $23.2 million for the  six months ended June 30, 2020 and 2019, respectively.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairments recorded for the period ended June 30, 2020. For the period ended  June 30, 2019 we recorded a full impairment of RMG customer relationships, gaming licenses, and game content, which had a carrying value of $0.6 million. We also reduced the value of the RMG technology platform by $0.7 million to its fair value of $0.4 million as of  June 30, 2019.

The Company enters into development agreements and placement fee agreements with certain customers to secure floor space under lease agreements for its gaming machines. Amounts paid in connection with the development agreements are repaid to the Company in accordance with the terms of the agreement, whereas placements fees are not reimbursed. For development agreements in the form of a loan, interest income is recognized on the repayment of the notes based on the stated rate or, if not stated explicitly in the development agreement, on an imputed interest rate. If the stated interest rate is deemed to be other than a market rate or zero, a discount is recorded on the note receivable as a result of the difference between the stated and market rate and a corresponding intangible asset is recorded. The intangible asset is recognized in the financial statements as a contract right under development agreement and amortized as a reduction in revenue over the term of the agreement. Placement fees can be in the form of cash paid upfront or free lease periods and are accreted over the life of the contract and the expense is recorded as a reduction of revenue. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $1.9 million and $1.5 million for the three months ended June 30, 2020 and 2019, respectively. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $3.7 million and $2.8 million for the six months ended June 30, 2020 and 2019, respectively.

NOTE 5. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Salary and payroll tax accrual	$3,516	$8,691
Taxes payable	3,547	4,151
Current portion of operating lease liability	2,181	2,175
License fee obligation	1,000	1,000
Placement fees payable	7,882	8,346
Accrued other	7,423	10,477
Total accrued liabilities	$25,549	$34,840

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 6. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30, 2020	December 31, 2019
First Lien Credit Facilities:
Term loans, interest at LIBOR or base rate plus 3.50% (4.95% at June 30, 2020), net of unamortized discount and deferred loan costs of $7.8 million and $9.0 million at June 30, 2020 and December 31, 2019, respectively.	$521,503	$522,990
Incremental term loans, interest at LIBOR or base rate plus 13.0% (14.0% at June 30, 2020), net of unamortized discount and deferred loan costs of $8.2 million at June 30, 2020.	$86,773	$-
Revolving credit facility, interest at LIBOR or base rate plus 3.50% (4.64% at June 30, 2020)	30,000	-
Finance leases	1,680	1,737
Total debt	639,956	524,727
Less: Current portion	(7,110)	(6,038)
Long-term debt	$632,846	$518,689

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

On May 1, 2020 the Borrower entered into an Incremental Assumption and Amendment Agreement No. 4 (“Amendment No. 4”) with certain of the Borrower’s subsidiaries, the lenders party thereto and the administrative agent, which amended the First Lien Credit Agreement to provide for covenant relief (as described in Note 1) as well as an aggregate principal amount of $95.0 million in incremental term loans, of which the net proceeds received by the Company were $83.3 million in net proceeds after original issue discount and related fees. The incremental term loans incurred pursuant to Amendment No. 4 bear interest at a rate equal to, at the Borrower’s option, either LIBOR or the base rate, subject to an interest rate floor plus an applicable margin of 13% for LIBOR loans and 12% for base rate loans. Any voluntary prepayment of the incremental term loans incurred pursuant to Amendment No. 4 during the first two years after May 1, 2020 will subject to a customary ”make-whole” premium. On or after May 1, 2022 and prior to November 1, 2022, a voluntary prepayment of the incremental term loans incurred pursuant to Amendment No. 4 will be accompanied by a 1.00% payment premium. Other than described above, the incremental term loans have the same terms applicable to the outstanding term loans under the First Lien Credit Agreement.

An additional $11.7 million in loan costs including original issue discount, lender fees, and third-party costs were incurred related to Amendment No. 4. Given the composition of the lender group, the transaction was accounted for as a debt modification for existing lenders and, as such, $3.1 million in third-party costs were expensed and included in the loss on extinguishment and modification of debt. The remaining $8.6 million was capitalized and will be amortized over the term of the agreement.

As of June 30, 2020, we were in compliance with the required covenants of our debt instruments.  See Note 1 “Liquidity and Financing and COVID-19” for a description of a change to our financial covenants for future periods.

Finance Leases

The Company has entered into leases for vehicles and equipment that are accounted for as finance leases.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Our amended and restated articles of incorporation provide that our authorized capital stock will consist of 450,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share. As of June 30, 2020, we have 35,613,708 shares of common stock and zero shares of preferred stock outstanding.

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

NOTE 8. WRITE-DOWNS AND OTHER CHARGES

The Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income include various transactions, such as loss on disposal or impairment of long-lived assets and fair value adjustments to contingent consideration that have been classified as write-downs and other charges. During the three months ended June 30, 2020, the Company recognized $0.8 million in write-downs and other charges primarily related to fair value adjustments of contingent consideration (the Company used level 3 fair value inputs based on projected cash flows).

During the six months ended June 30, 2020, the Company recognized $0.9 million in write-downs and other charges driven by fair value adjustments to contingent consideration of $0.8 million (the Company used level 3 fair value inputs based on projected cash flows) and losses from the disposal of assets of $0.1 million.

During the three months ended  June 30, 2019, the Company recognized $5.0 million in write-downs and other charges driven by the impairment of goodwill in our RMG Interactive reporting unit of $3.5 million as well as related impairments of intangible assets in the RMG Interacitive reporting unit of $1.3 million. We also recorded losses from the disposal of assets of $0.2 million.

During the six months ended  June 30, 2019, the Company recognized $6.1 million in write-downs and other charges driven by the impairment of goodwill in our RMG Interactive reporting unit of $3.5 million as well as related impairments of intangible assets in the RMG Interactive reporting unit of $1.3 million. We also recorded losses from the disposal of assets of $0.4 million, a fair value adjustment to contingent consideration of $0.4 million (the Company used level 3 observable inputs in conducting the impairment test) and the impairment to intangible assets of $0.4 million related to game titles (the Company used level 3 of observable inputs in conducting the impairment tests).

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

There were no potentially dilutive securities for the three and six months ended June 30, 2020.

Excluded from the calculation of Diluted EPS for the three months ended  June 30, 2020 were 654,906 restricted shares, as such securities were anti-dilutive. Excluded from the calculation of Diluted EPS for the six months ended   June 30, 2020 were 675,055 restricted shares and 65,181 stock options, as such securities were anti-dilutive.

Excluded from the calculation of Diluted EPS for the three months ended  June 30, 2019 was 708,921 restricted shares and 800,394 stock options, as such securities were anti-dilutive. Excluded from the calculation of Diluted EPS for the six months ended  June 30, 2019 was 565,117 restricted shares and 847,754 stock options, as such securities were anti-dilutive.

NOTE 10. BENEFIT PLANS

The Company has established a 401(k) plan (the “401(k) Plan”) for its employees. The 401(k) Plan allows employees to contribute a portion of their earnings, and the Company may match a percentage of the contributions on a discretionary basis. In April 2020, the Company temporarily suspended 401(k) matching contributions and there were no expenses associated with the 401(k) Plan for the three months ended June 30, 2020. The expense associated with the 401(k) Plan for the three months ended June 2019, was $0.3 million. The expense associated with the 401(k) Plan for the three and six months ended  June 30, 2020 and 2019, was $0.4 million and $0.7 million, respectively.

On April 28, 2014, the board of directors of the Company approved the 2014 Long-Term Incentive Plan (“LTIP”). Under the LTIP, the Company is authorized to grant nonqualified stock options, rights to purchase shares of common stock, restricted stock, restricted stock units and other awards to be settled in, or based upon, shares of common stock to persons who are directors and employees of and consultants to the Company or any of its subsidiaries on the date of the grant. The LTIP will terminate ten years after approval by the board. Subject to adjustments in connection with certain changes in capitalization, the maximum number of shares of common stock that may be delivered pursuant to awards under the LTIP is 2,253,735 after giving effect to the 1.5543 - for - 1 stock split consummated on January 30, 2018 in connection with our initial public offering.  As of June 30, 2020, 423,268 shares remain available for issuance; however, the Company will not issue additional awards under this plan.

On January 16, 2018, our board adopted and our stockholders approved the 2018 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) pursuant to which equity-based and cash incentives may be granted to participating employees, directors and consultants. The Omnibus Incentive Plan, as amended, provides for an aggregate of 4,607,389 shares of our common stock. After the annual shareholder meeting held on July 1, 2020, 3,455,613 shares remain available for issuance.

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

For the three months ended June 30, 2020, the Company recognized $0.1 million in stock-based compensation for stock options and $1.4 million for restricted stock awards. For the six months ended June 30, 2020, the Company recognized $0.2 million in stock-based compensation for stock options and $2.8 million for restricted stock awards. For the three months ended  June 30, 2019, the Company recognized $0.3 million in stock-based compensation for stock options and $1.9 million for restricted stock awards. For the six months ended  June 30, 2019, the Company recognized $0.5 million in stock-based compensation for stock options and $2.8 million for restricted stock awards. We recognize stock-based compensation on a straight-line basis over the vesting period for time based awards and we recognize the expense for awards with market conditions over the service period derived from the related valuation.

The amount of unrecognized compensation expense associated with stock options was $0.5 million and for restricted stock was $9.1 million at  June 30, 2020 which is expected to be recognized over a 1.6 and 2.4 year weighted average period, respectively.

The Company calculates the grant date fair value of stock options that vest over a service period using the Black Scholes model. For stock options that contain a market condition related to the return on investment that the Company’s stockholders achieve, the options are valued using a lattice-based option valuation model. The assumptions used in these calculations are the expected dividend yield, expected volatility, risk-free interest rate and expected term (in years). Expected volatilities are based on implied volatilities from comparable companies. The expected time to liquidity is based on Management’s estimate. The risk-free rate is based on the U.S. Treasury yield curve for a term equivalent to the estimated time to liquidity. There were no options granted during the three and six months ended June 30, 2020.

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

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

A summary of the changes in stock options outstanding during the six months ended June 30, 2020, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2019	1,382,986	$9.10	5.45	$4,793
Granted	-	-	-	-
Exercised	(15,544)	$10.15
Canceled or forfeited	(11,656)	$10.36
Options outstanding as of June 30, 2020	1,355,786	$9.07	4.82	$-
Options exercisable as of June 30, 2020	1,276,256	$8.73	4.69	$-

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

A summary of the changes in restricted stock outstanding during the six months ended June 30, 2020, is as follows:

	Shares Outstanding	Grant Date Fair Value (per share)
Restricted Stock Outstanding as of December 31, 2019	712,496	$23.66
Granted	63,158	$8.11
Vested	(106,779)	$19.45
Canceled or forfeited	(22,361)	$25.56
Restricted stock outstanding as of June 30, 2020	646,514	$22.77

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 12. INCOME TAXES

The Company's effective income tax rate for the three months ended  June 30, 2020, was an expense of 0.1%. The difference between the federal statutory rate of 21.0% and the Company’s effective tax rate for the three months ended  June 30, 2019, was primarily due to changes in our valuation allowance on deferred tax assets. The Company's effective income tax rate for the three months ended  June 30, 2019, was a benefit of 0.7%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended  June 30, 2019, was primarily due to changes in our valuation allowance on deferred tax assets and impairment of goodwill.

The Company's effective income tax rate for the six months ended  June 30, 2020, was a benefit of 5.5%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the six months ended  June 30, 2020, was primarily due to changes in our valuation allowance on deferred tax assets, various permanent items and lapse in the applicable statute of limitations for certain uncertain tax positions. The Company's effective income tax rate for the six months ended  June 30, 2019, was a benefit of 43.9%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the six months ended June 30, 2019, was primarily due to changes in our valuation allowance on deferred tax assets, various permanent items, lapse in the applicable statute of limitations for certain uncertain tax positions and impairment of goodwill.

The Company entered into an indemnification agreement with the prior owners of Cadillac Jack (acquired in May of 2015) whereby the prior owners have agreed to indemnify the Company for changes in tax positions by taxing authorities for periods prior to the acquisition. As of June 30, 2020, an indemnification receivable of $0.7 million has been recorded in other assets in the financial statements. This amount includes the indemnification of the original pre-acquisition tax positions along with any related accrued interest and penalties and is offset by a corresponding liability for unrecognized tax benefits in other long-term liabilities. When the related unrecognized tax benefits are favorably resolved, a corresponding charge to relieve the associated indemnification receivable would be recognized in our Consolidated Statements of Operations and Comprehensive (Loss) Income.

During the three and six months ended June 30, 2020, the Company recognized a $3.5 million reduction in the indemnification receivable and related charges in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income primarily due to lapse in the applicable statute of limitations on indemnified tax positions. During the three and six months ended June 30, 2019, the Company recognized a $0.1 million increase and a $5.3 million reduction in the indemnification receivable and related charge in our Consolidated Statements of Operations and Comprehensive (Loss) Income due to accrued interest and lapse in the applicable statute of limitations on indemnified tax positions.

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

On June 25, 2020, a putative class action lawsuit was filed in the United States District Court for the District of Nevada, Case No. 20-cv-1209, by Manjan Chowdhury against the Company and certain of its officers, individually and on behalf of all persons who purchased or otherwise acquired Company securities between August 2, 2018 and August 7, 2019. The complaint alleges that the defendants made false and misleading statements concerning the Company’s forward-looking financial outlook and accounting for goodwill and intangible assets in its RMG Interactive reporting unit, resulting in injury to the purported class members as a result of the decline in the value of the Company’s common stock following its release of its Second Quarter 2019 results on August 7, 2019. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The defendants believe the claims are without merit, and intend to defend vigorously against them, but there can be no assurances as to the outcome.

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

Segment revenues include leasing, licensing, or selling of products within each reportable segment. Segment adjusted EBITDA includes the revenues and operating expenses from each segment adjusted for depreciation, amortization, write-downs and other charges, accretion of placement fees, non-cash stock based compensation expense, as well as other costs such as certain acquisitions and integration-related costs including restructuring and severance charges; initial public offering and secondary offerings costs; legal and litigation expenses including settlement payments; new jurisdictions and regulatory licensing costs; non-cash charges on capitalized installation and delivery; contract cancellation fees; and other adjustments primarily composed of professional fees incurred by the Company for projects, corporate and public filing compliance and other costs deemed to be non-recurring in nature. Revenues in each segment are attributable to third parties and segment operating expenses are directly associated with the product lines included in each segment such as research and development, product approval costs, product-related litigation expenses, sales commissions and other directly-allocable sales expenses. Cost of gaming operations and cost of equipment sales primarily include the cost of products sold, service, manufacturing overhead, shipping and installation.

Segment adjusted EBITDA excludes other income and expense, income taxes and certain expenses that are managed outside of the operating segments.

The following provides financial information concerning our reportable segments for the three and six months ended June 30, 2020 and 2019 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues by segment
EGM	$13,957	$70,978	$64,312	$140,633
Table Products	674	2,420	3,156	4,576
Interactive	2,157	1,111	3,633	2,342
Total Revenues	16,788	74,509	$71,101	$147,551
Adjusted EBITDA by segment
EGM	(2,191)	35,541	21,181	72,263
Table Products	(126)	807	772	1,285
Interactive	1,164	(603)	1,395	(1,538)
Subtotal	(1,153)	35,745	23,348	72,010
Write-downs and other:
Loss on disposal of long-lived assets	25	179	74	445
Impairment of long lived assets	-	4,857	6	5,207
Fair value adjustments to contingent consideration and other items	794	-	794	400
Depreciation and amortization	21,521	23,659	45,890	45,192
Accretion of placement fees(1)	1,874	1,532	3,733	2,803
Non-cash stock-based compensation expense	1,442	2,154	2,993	3,350
Acquisitions and integration-related costs including restructuring and severance	(220)	394	232	2,463
Initial public offering costs and secondary offering	-	146	-	425
Legal and litigation expenses including settlement payments	-	3	-	3
Non-cash charge on capitalized installation and delivery	623	664	1,319	1,312
Other adjustments	1,537	162	2,239	67
Interest expense	10,894	9,560	19,236	18,434
Interest (income)	(120)	(31)	(172)	(70)
Loss on extinguishment and modification of debt	3,102	-	3,102	-
Other expense	(35)	(46)	4,304	5,214
(Loss) income before income taxes	$(42,590)	$(7,488)	$(60,402)	$(13,235)

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

Overview

We are a leading designer and supplier of EGMs and other products and services for the gaming industry. We operate our business in three distinct segments: EGMs, Table Products and Interactive. Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line. Founded in 2005, we historically focused on supplying EGMs, including slot machines, video bingo machines, and other electronic gaming devices, to the Native American gaming market. Since 2014, we have expanded our product line-up to include: (i) Class III EGMs for commercial and Native American casinos permitted to operate Class III EGMs, (ii) table game products and (iii) interactive products, all of which we believe provide us with growth opportunities as we expand in markets where we currently have limited or no presence. For the period ended June 30, 2020, approximately 61% of our total revenue was generated through recurring contracted lease agreements whereby we place EGMs and table game products at our customers’ gaming facilities under either a revenue sharing agreement (we receive a percentage of the revenues that these products generate) or fee-per-day agreement (we receive a daily or monthly fixed fee per EGM or table game product), or recurring revenue from our Interactive gaming operations.

EGM Segment

EGMs constitute our largest segment, representing 83% of our revenue for three months ended June 30, 2020. We have a library of proprietary game titles that we deliver on several state-of-the-art EGM cabinets. These include our premium lease only cabinets the Orion Starwall, Orion Rise and Big Red. Also, our core cabinets that are available for sale and lease include the Orion Portrait, Orion Curve, Orion Slant, Orion Upright and ICON.

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

Table Products

In addition to our existing portfolio of EGMs, we also offer our customers more than 40 unique table products offerings, including live felt table games, side bet offerings, progressives, card shufflers, signage, and other ancillary table game equipment. Our table products are designed to enhance the table games section of the casino floor (commonly known as “the pit”). Over the past 10 years, there has been a trend of introducing side bets on blackjack tables to increase the game’s overall hold. Our table products segment offers a full suite of side bets and specialty table games that capitalize on this trend, and we believe that this segment will serve as an important growth engine for the Company, including by generating further cross-selling opportunities with our EGM offerings. As of June 30, 2020, we had an installed base of 3,962 table products domestically and internationally and we believe we are presently a leading supplier of table products to the gaming industry based on number of products placed.

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

The factors above have been significantly affected by COVID-19 and the related closure of nearly all of our casino customer locations. Due to the business disruption caused by the rapid nationwide spread of the novel coronavirus and the actions by state and tribal governments and businesses to contain the virus, almost all of the Company’s customers closed their operations during the month of March and April 2020 and their respective markets have been significantly and adversely impacted. Beginning in May 2020, casinos began to reopen and approximately 500 out of nearly 650 of our customers in the United States and Canada were partially open as of June 30, 2020. On June 30, 2020 in Mexico, 25 of our 320 casino customers were partially open, which openings took place in late-June. As a result of the temporary closures of our casino customers, there has been a decrease in the amount of money spent by consumers on our revenue shared installed base and the amount of daily fees of our participation EGMs and no expansion of existing casinos or development of new casinos. Specifically, gaming operations revenue and equipment sales have decreased compared to the prior year period as a result of the temporary closures of our casino customers. Similarly, our EGM and Table Products segment operating results have been disrupted because each segment’s activities including design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of its products lines have been temporarily halted or significantly reduced. In addition, each segment’s revenue from leasing, licensing and selling products has been adversely impacted due to the temporary closures of our casino customers. As a result, the Company has taken several actions to adapt to the severity of the crisis. Among other things, the Company implemented short-term furloughs with retained benefits, company-wide salary reductions, and an approximate 10% reduction of the workforce. Our non-employee directors have also agreed to reduce their fees by 50%. Some of the Company's customers have reopened at limited capacity, some have reopened and then been required to close again due to local conditions and regulations relating to the spread of the coronavirus, and there are also customers who still remain closed. Depending on the length of casino closures and if they are required to close again, the Company will consider further reductions to payroll and related expenses through additional employee furloughs in order to conserve liquidity.

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

Results of Operations

Three Months Ended June 30, 2020 compared to the Three Months Ended June 30, 2019

The following tables set forth certain selected condensed consolidated financial data for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		$	%
	2020	2019	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$10,189	$53,593	$(43,404)	(81.0)%
Equipment sales	6,599	20,916	(14,317)	(68.4)%
Total revenues	16,788	74,509	(57,721)	(77.5)%
Operating expenses
Cost of gaming operations	5,495	10,932	(5,437)	(49.7)%
Cost of equipment sales	4,162	9,903	(5,741)	(58.0)%
Selling, general and administrative	8,609	14,605	(5,996)	(41.1)%
Research and development	4,931	8,379	(3,448)	(41.2)%
Write-downs and other charges	819	5,036	(4,217)	(83.7)%
Depreciation and amortization	21,521	23,659	(2,138)	(9.0)%
Total operating expenses	45,537	72,514	(26,977)	(37.2)%
(Loss) income from operations	(28,749)	1,995	(30,744)	(1541.1)%
Other expense (income)
Interest expense	10,894	9,560	1,334	14.0%
Interest income	(120)	(31)	(89)	287.1%
Loss on extinguishment and modification of debt	3,102	-	3,102	100.0%
Other expense	(35)	(46)	11	(23.9)%
(Loss) income before income taxes	(42,590)	(7,488)	(35,102)	468.8%
Income tax (expense) benefit	(49)	52	(101)	(194.2)%
Net (loss) income	(42,639)	(7,436)	(35,203)	473.4%
Less: Net income attributable to non-controlling interests	-	(121)	121	(100.0)%
Net (loss) income attributable to PlayAGS, Inc.	$(42,639)	$(7,557)	$(35,082)	464.2%

Revenues

Gaming Operations.

Gaming operations revenue decreased $43.4 million primarily due to a decrease in our EGM and Table Products segments. EGM RPD decreased by 80.0% compared to the prior year and tables average lease price decreased by 81.7% due to the temporary casino closures that began in March 2020 caused by COVID-19. Nearly all of the Company's customers were closed during April 2020 and a limited number began to reopen at reduced capacity during May and June 2020. Additional decreases in gaming operations revenue are due to a decrease in our domestic EGM installed base year over year due to sales of nearly 900 previously leased, lower yielding units to distributors during the last twelve months (722 in prior periods and 169 in Q2 2020). Our international EGM installed base also decreased year over year due primarily to the permanent closure of certain casinos in Mexico and the sale of previously leased EGMs during the last twelve months. The decrease in our EGM and Table Products segments was partially offset by an increase of $1.0 million in our Interactive segment primarily related to an increase in our RMG revenues.

Equipment Sales.

.

The decrease in equipment sales was primarily due to a decrease of 972 EGMs sold year over year. We sold 209 EGM units during the three months ended June 30, 2020, compared to 1,181 EGM units in the prior year period. The decrease in equipment sales revenue was partially offset by an 8.1% increase in the domestic average sales price compared to the prior year period driven by differences in product mix. EGM equipment sales revenue also includes revenue from the sale of 169 previously leased, lower yielding units to a distributor in the current year period, which units are not included in our sold unit count or domestic average sales price.

Operating Expenses

Cost of gaming operations. The decrease in costs of gaming operations was the result of a $3.6 million decrease in direct expenses that are related to the volume of revenue primarily due to decreased activity as a result of the temporary casino closures that began in March 2020 caused by COVID-19. The decrease was also attributable to a decrease in field service related expenses year over year by $2.1 million. The decrease was partially offset by $0.5 million in unapplied labor and overhead primarily from idle facilities as our manufacturing facility was not fully utilized due to COVID-19. As a percentage of gaming operations revenue, costs of gaming operations was 53.9% for the three months ended June 30, 2020 compared to 20.4% for the prior year period.

Cost of Equipment Sales. - The decrease in cost of equipment sales is attributable to the 209 EGM units sold during the three months ended June 30, 2020 compared to 1,181 units sold in prior year period. As a percentage of equipment sales revenue, costs of equipment sales was 63.1% for the three months ended June 30, 2020 compared to 47.3% for the prior year period and the difference is primarily due to the 169 units sold to a distributor in the current year at a lower margin than the Company's historical experience.

Selling, general and administrative. - The decrease in selling, general and administrative expenses is primarily due to a decrease of $3.6 million in salary and benefits, $1.6 million decrease in sales and marketing expense, and a decrease of $0.5 million in professional fees, all resulting from the Management's actions taken to decrease spending amid the COVID-19 crisis including employee furloughs, reduction in work force and salary reductions.

Research and development. - The decrease in research and development expenses is primarily due to a decrease of $3.1 million in salary and benefits, a $0.7 million decrease in development fees, and a $0.3 million decrease in professional fees resulting from the Management's actions taken to decrease spending amid the COVID-19 crisis including employee furloughs, reduction in work force and salary reduction.

Write-downs and other charges.- During the three months ended June 30, 2020, the Company recognized $0.8 million in write-downs and other charges primarily related to fair value adjustments of contingent consideration.

During the three months ended June 30, 2019, the Company recognized $5.0 million in write-downs and other charges driven by the impairment of goodwill in our RMG Interactive reporting unit of $3.5 million as well as related impairments of intangible assets in the RMG Interacitive reporting unit of $1.3 million. We also recorded losses from the disposal of assets of $0.1 million and the impairment to intangible assets of $0.1 million related to game titles.

Depreciation and amortization. - The decrease was predominantly due to several assets purchased in Cadillac Jack acquisition that reached the end of their five-year useful lives during the three months ended June 30, 2020.

Other Expense, net

Interest expense. The increase in interest expense is predominantly attributed to an increase of $95.0 million in the principal amounts outstanding under the incremental first lien credit facilities, an increase of $30.0 million in debt outstanding on our revolving credit facility and additional interest from financed placement fees .See Item 1. “Financial Statements” Note 6 for a detailed discussion regarding long-term debt. The increase in interest expense was offset by a decrease in variable interest rate applicable to the loans under the first lien credit facilities year over year.

Other expense.  The change in other expense was due to the effect of foreign currency fluctuation on trade payables and receivables denominated in foreign currencies.

Income Taxes. The Company's effective income tax rate for the three months ended June 30, 2020, was an expense of 0.1%. The difference between the federal statutory rate of 21.0% and the Company’s effective tax rate for the three months ended June 30, 2020, was primarily due to changes in our valuation allowance on deferred tax assets. The Company's effective income tax rate for the three months ended June 30, 2019, was a benefit of 0.7%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended June 30, 2019, was primarily due to changes in our valuation allowance on deferred tax assets and impairment of goodwill.

Six Months Ended June 30, 2020 compared to the Six Months Ended June 30, 2019

The following tables set forth certain selected condensed consolidated financial data for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,		$	%
	2020	2019	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$52,874	$106,454	$(53,580)	(50.3)%
Equipment sales	18,227	41,097	(22,870)	(55.6)%
Total revenues	71,101	147,551	(76,450)	(51.8)%
Operating expenses
Cost of gaming operations	15,488	20,551	(5,063)	(24.6)%
Cost of equipment sales	9,370	19,427	(10,057)	(51.8)%
Selling, general and administrative	20,249	29,482	(9,233)	(31.3)%
Research and development	13,162	16,504	(3,342)	(20.2)%
Write-downs and other charges	874	6,052	(5,178)	(85.6)%
Depreciation and amortization	45,890	45,192	698	1.5%
Total operating expenses	105,033	137,208	(32,175)	(23.4)%
Income from operations	(33,932)	10,343	(44,275)	(428.1)%
Other expense (income)
Interest expense	19,236	18,434	802	4.4%
Interest income	(172)	(70)	(102)	145.7%
Loss on extinguishment and modification of debt	3,102	-	3,102	100.0%
Other expense	4,304	5,214	(910)	(17.5)%
Loss before income taxes	(60,402)	(13,235)	(47,167)	356.4%
Income tax benefit	3,344	5,810	(2,466)	(42.4)%
Net (loss) income	(57,058)	(7,425)	(49,633)	668.5%
Less: Net income attributable to non-controlling interests	-	(214)	214	(100.0)%
Net loss attributable to PlayAGS, Inc.	$(57,058)	$(7,639)	$(49,419)	646.9%

Revenues

Gaming Operations. Gaming operations revenue decreased $53.6 million primarily due to a decrease in our EGM segment. EGM RPD decreased by 49.6% compared to the prior year primarily due to the temporary casino closures that began in March 2020 caused by COVID-19. Nearly all of the Company's customers were closed during April 2020 and a limited number began to reopen at reduced capacity during May and June 2020. Additional decreases in gaming operations revenue are due to a decrease in our domestic EGM installed base year over year due to sales of nearly 900 previously leased, lower yielding units to distributors during the last twelve months (327 were sold in Q4 2019 and 564 in the current year period). Our international EGM installed base also decreased year over year due primarily to the permanent closure of certain casinos in Mexico and the sale of previously leased EGMs during the last twelve months. The decrease in our EGM segment was partially offset by an increase of $1.3 million in our Interactive segment primarily related to an increase in our RMG revenues.

Equipment Sales. The decrease in equipment sales revenue is due to the sale of 673 EGM units in the six months ended June 30, 2020, compared to 2,205 EGM units in the prior year period, as well as due to a 1.9% decrease in the domestic average sales price compared to the prior year period. EGM equipment sales revenue also includes revenue from the sale of 564 previously leased, lower yielding units to a distributor in the current year period, which units are not included in our sold unit count or domestic average sales price.

Operating Expenses

Cost of gaming operations.  The decrease in costs of gaming operations was the result of a $4.9 million decrease in direct expenses that are related to the volume of revenue primarily due to decreased activity as a result of the temporary casino closures that began in March 2020 caused by COVID-19. The decrease was also attributable to a decrease in field service related expenses compared to the prior year period by $1.6 million. The decrease was partially offset by $1.2 million in unapplied labor and overhead primarily from idle facilities that were not utilized due to COVID-19. As a percentage of gaming operations revenue, costs of gaming operations was 29.3% for the six months ended June 30, 2020 compared to 19.3% for the prior year period.

Cost of Equipment Sales. The decrease in cost of equipment sales is attributable to the sale of 673 EGM units sold for the six months ended June 30, 2020 compared to 2,205 units sold in prior year period. As a percentage of equipment sales revenue, costs of equipment sales was 51.4% for the six months ended June 30, 2020 compared to 47.3% for the prior year period and the difference is primarily due to the 564 units sold to a distributor in the current year at a lower margin than the Company's historical experience.

Selling, general and administrative. The decrease in selling, general and administrative expenses is primarily due to a decrease of $4.4 million in salary and benefits, a decrease of $2.7 million in professional fees and $1.9 million decrease in sales and marketing expense all resulting from the Management's actions taken to decrease spending amid the COVID-19 crisis including employee furloughs, reduction in work force and salary reduction.

Research and development. The decrease in research and development expenses is primarily due to a $2.7 million decrease in salary and benefits and a $0.6 million decrease in development fees resulted from the Management's actions taken to decrease spending amid the COVID-19 crisis including employee furloughs, reduction in work force and salary reduction.

Write-downs and other charges. During the six months ended June 30, 2020, the Company recognized $0.9 million in write-downs and other charges driven by fair value adjustments to contingent consideration of $0.8 million and losses from the disposal of assets of $0.1 million.

During the six months ended June 30, 2019, the Company recognized $6.1 million in write-downs and other charges driven by the impairment of goodwill in our RMG Interactive reporting unit of $3.5 million as well as related impairments of intangible assets in the RMG Interactive reporting unit of $1.3 million. We also recorded losses from the disposal of assets of $0.4 million, a fair value adjustment to contingent consideration of $0.4 million and the impairment to intangible assets of $0.4 million related to game titles.

Depreciation and amortization. The increase was predominantly due to addition of tangible and intangible assets year over year and offset by a decrease in depreciation and amortization of assets purchased in a prior year acquisition that reached the end of their five-year useful lives during Q2 2020.

Other Expense, net

Interest expense. The increase in interest expense is predominantly attributed to an increase of $95.0 million in the principal amounts outstanding under the incremental first lien credit facilities, an increase of $30.0 million in debt outstanding on our revolving credit facility and additional interest from financed placement fees .See Item 1. “Financial Statements” Note 6 for a detailed discussion regarding long-term debt. The increase in interest expense was offset by a decrease in variable interest rate applicable to the loans under the first lien credit facilities year over year.

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

Income Taxes. The Company's effective income tax rate for the six months ended June 30, 2020, was a benefit of 5.5%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the  six months ended June 30, 2020, was primarily due to changes in our valuation allowance on deferred tax assets, various permanent items and lapse in the applicable statute of limitations for certain uncertain tax positions. The Company's effective income tax rate for the  six months ended June 30, 2019, was a benefit of 43.9%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the six months ended June 30, 2019, was primarily due to changes in our valuation allowance on deferred tax assets, various permanent items, lapse in the applicable statute of limitations for certain uncertain tax positions and impairment of goodwill.

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

We believe that the presentation of each of the Adjusted Expenses is appropriate to provide additional information to investors about certain non-cash items that vary greatly and are difficult to predict. These Adjusted Expenses take into account non-cash stock compensation expense, acquisitions and integration-related costs including restructuring and severance, initial and secondary public offering costs, legal and litigation expenses including settlement payments, new jurisdictions and regulatory licensing costs, non-cash charges on capitalized installation and delivery, non-cash charges and loss on disposition of assets and other adjustments. Further, we believe each of the Adjusted Expenses provides a meaningful measure of our expenses because we use it for evaluating our business performance, making budgeting decisions, and comparing our performance against that of other peer companies using similar measures. It also provides Management and investors with additional information to estimate our value.

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

The tables below present each of the Adjusted Expenses and include a reconciliation to the nearest GAAP measure.

Electronic Gaming Machines

Three Months Ended June 30, 2020 compared to the Three Months Ended June 30, 2019

	Three Months Ended June 30,		$	%
(amounts in thousands, except unit data)	2020	2019	Change	Change
EGM segment revenues:
Gaming operations	$7,535	$50,161	$(42,626)	(85.0)%
Equipment sales	$6,422	20,817	(14,395)	(69.2)%
Total EGM revenues	13,957	70,978	(57,021)	(80.3)%

EGM segment expenses and adjusted expenses:
Cost of gaming operations(1)	4,888	10,201	(5,313)	(52.1)%
Less: Adjustments(2)	1,565	585	980	167.5%
Adjusted cost of gaming operations	3,323	9,616	(6,293)	(65.4)%

Cost of equipment sales	4,156	9,868	(5,712)	(57.9)%

Selling, general and administrative	7,971	13,088	(5,117)	(39.1)%
Less: Adjustments(3)	992	1,742	(750)	(43.1)%
Adjusted cost of selling, general and administrative	6,979	11,346	(4,367)	(38.5)%

Research and development	4,156	6,873	(2,717)	(39.5)%
Less: Adjustments(4)	592	734	(142)	(19.3)%
Adjusted cost of research and development	3,564	6,139	(2,575)	(41.9)%

Accretion of placement fees	1,874	1,532	342	22.3%

EGM adjusted EBITDA	$(2,191)	$35,541	$(37,732)	(106.2)%

EGM unit information:
VLT	512	517	(5)	(1.0)%
Class II	12,449	12,154	295	2.4%
Class III	4,833	5,750	(917)	(15.9)%
Domestic installed base, end of period	17,794	18,421	(627)	(3.4)%
International installed base, end of period	7,969	8,596	(627)	(7.3)%
Total installed base, end of period	25,763	27,017	(1,254)	(4.6)%

Installed base - Oklahoma	9,562	10,083	(521)	(5.2)%
Installed base - non-Oklahoma	8,232	8,338	(106)	(1.3)%
Domestic installed base, end of period	17,794	18,421	(627)	(3.4)%

Domestic revenue per day	$5.96	$26.16	$(20.20)	(77.2)%
International revenue per day	$0.02	$8.22	$(8.20)	(99.8)%
Total revenue per day	$4.09	$20.49	$(16.40)	(80.0)%

Domestic EGM units Sold	147	1,053	(906)	(86.0)%
Total EGM units Sold	209	1,181	(972)	(82.3)%
Domestic average sales price	$19,646	$18,178	$1,468	8.1%

(1) Exclusive of depreciation and amortization.

(2) Adjustments to cost of gaming operation include non-cash stock compensation expense, acquisitions and integration-related costs including restructuring and severance, non-cash charges on capitalized installation and delivery and other adjustments.

(3) Adjustments to selling, general and administrative expense include non-cash stock compensation expense, acquisitions and integration-related costs including restructuring and severance, initial public offering, legal and litigation-related costs including settlements payments, and other adjustments.

(4) Adjustments to research and development costs include non-cash stock compensation expense and acquisitions and integration-related costs including restructuring and severance.

Gaming Operations Revenue

Gaming operations revenue decreased primarily due to a decrease in RPD of 80.0% compared to the prior year due to the temporary casino closures that began in March 2020 caused by the COVID-19 outbreak. Nearly all of the Company's customers were closed during April 2020 and a limited number began to reopen at reduced capacity during May and June 2020. As of June 30, 2020, 500 out of nearly 650 of our customers in the United States and Canada were open. On June 30, 2020 in Mexico, 25 of our 320 casino customers were open, which openings took place in late-June. Additional decreases in gaming operations revenue are due to a decrease in our domestic EGM installed base year over year due to sales of nearly 900 previously leased, lower yielding units to distributors during the last twelve months (722 in prior periods and 169 in the current period). Our international EGM installed base also decreased year over year due primarily to the permanent closure of certain casinos in Mexico and the sale of previously leased EGMs during the last twelve months.

Equipment Sales

The decrease in equipment sales was primarily due to a decrease of 972 EGMs sold compared year over year. We sold 209 EGM units during the three months ended June 30, 2020, compared to 1,181 EGM units in the prior year period. To a lesser extent the decrease in equipment sales revenue was also due to a 8.1% decrease in the domestic average sales price compared to the prior year period driven by differences in product mix. EGM equipment sales revenue also includes revenue from the sale of 169 previously leased, lower yielding units to a distributor in the current year period, which units are not included in our sold unit count or domestic average sales price.

EGM Adjusted EBITDA

EGM adjusted EBITDA includes revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write-downs and other charges, accretion of placement fees, as well as other costs. See Item 1. “Financial Statements” Note 14 for further explanation of adjustments. The decrease in EGM adjusted EBITDA is attributable to the decrease in revenue described above offset by the related decrease in cost of gaming operations and cost of equipment sales and a decrease in operating expenses as a result of the Management's actions taken to decrease spending in response to the COVID-19 crisis. EGM adjusted EBITDA margin was -15.7% for the three months ended June 30, 2020  compared to 50.1% for the three months ended June 30, 2019.

Electronic Gaming Machines

Six Months Ended June 30, 2020 compared to the Six Months Ended June 30, 2019

	Six Months Ended June 30,		$	%
(amounts in thousands except unit data)	2020	2019	Change	Change
EGM segment revenues:
Gaming operations	$46,420	$99,661	$(53,241)	(53.4)%
Equipment sales	17,892	40,972	(23,080)	(56.3)%
Total EGM revenues	$64,312	$140,633	$(76,321)	(54.3)%

EGM segment expenses and adjusted expenses:
Cost of gaming operations(1)	14,164	18,835	(4,671)	(24.8)%
Less: Adjustments(2)	2,728	1,172	1,556	132.8%
Adjusted cost of gaming operations	11,436	17,663	(6,227)	(35.3)%

Cost of equipment sales	9,288	19,374	(10,086)	(52.1)%

Selling, general and administrative	18,597	26,293	(7,696)	(29.3)%
Less: Adjustments(3)	2,120	4,457	(2,337)	(52.4)%
Adjusted cost of selling, general and administrative	16,477	21,836	(5,359)	(24.5)%

Research and development	11,074	13,478	(2,404)	(17.8)%
Less: Adjustments(4)	1,411	1,178	233	19.8%
Adjusted cost of research and development	9,663	12,300	(2,637)	(21.4)%

Accretion of placement fees	3,733	2,803	930	33.2%

EGM adjusted EBITDA	$21,181	$72,263	$(51,082)	(70.7)%

EGM unit information:
VLT	512	517	(5)	(1.0)%
Class II	12,449	12,154	295	2.4%
Class III	4,833	5,750	(917)	(15.9)%
Domestic installed base, end of period	17,794	18,421	(627)	(3.4)%
International installed base, end of period	7,969	8,596	(627)	(7.3)%
Total installed base, end of period	25,763	27,017	(1,254)	(4.6)%

Installed base - Oklahoma	9,562	10,083	(521)	(5.2)%
Installed base - non-Oklahoma	8,232	8,338	(106)	(1.3)%
Domestic installed base, end of period	17,794	18,421	(627)	(3.4)%

Domestic revenue per day	$13.59	$26.29	$(12.70)	(48.3)%
International revenue per day	$3.48	$8.46	$(4.98)	(58.9)%
Total revenue per day	$10.38	$20.61	$(10.23)	(49.6)%

Domestic EGM units sold	573	2,077	(1,504)	(72.4)%
Total EGM units sold	673	2,205	(1,532)	(69.5)%
Domestic average sales price	$18,098	$18,454	$(356)	(1.9)%

(1) Exclusive of depreciation and amortization.

(2) Adjustments to cost of gaming operation include non-cash stock compensation expense, acquisitions and integration-related costs including restructuring and severance, non-cash charges on capitalized installation and delivery and other adjustments.

(3) Adjustments to selling, general and administrative expense include non-cash stock compensation expense, acquisitions and integration-related costs including restructuring and severance, initial public offering, legal and litigation-related costs including settlements payments, and other adjustments.

(4) Adjustments to research and development costs include non-cash stock compensation expense and acquisitions and integration-related costs including restructuring and severance.

Gaming Operations Revenue

Gaming operations revenue decreased $53.2 million primarily due to a decrease in RPD of 49.6% compared to the prior year primarily due to the temporary casino closures that began in March 2020 caused by COVID-19. Nearly all of the Company's customers were closed during April 2020 and a limited number began to reopen at reduced capacity during May and June 2020. As of June 30, 2020, 500 out of nearly 650 of our customers in the United States and Canada were open. On June 30, 2020 in Mexico, 25 of our 320 casino customers were open, which openings took place in late-June. Additional decreases in gaming operations revenue are due to a decrease in our domestic EGM installed base year over year due to sales of nearly 900 previously leased, lower yielding units to distributors during the last twelve months (327 were sold in Q4 2019 and 564 in the current year period). Our international EGM installed base also decreased year over year due primarily to the permanent closure of certain casinos in Mexico and the sale of previously leased EGMs during the last twelve months.

Equipment Sales

The decrease in equipment sales revenue is due to the sale of 673 EGM units in the six months ended June 30, 2020, compared to 2,205 EGM units in the prior year period, as well as due to a 1.9% decrease in the domestic average sales price compared to the prior year period. EGM equipment sales revenue also includes revenue from the sale of 564 previously leased, lower yielding units to a distributor in the current year period, which units are not included in our sold unit count or domestic average sales price.

EGM Adjusted EBITDA

EGM adjusted EBITDA includes the revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write-downs and other charges, accretion of placement fees, as well as other costs. See Item 1. “Financial Statements” Note 14 for further explanation of adjustments. The decrease in EGM adjusted EBITDA is attributable to the decrease in revenue described above offset by the related decrease in cost of gaming operations and cost of equipment sales and a decrease in operating expenses as a result of the Management's actions taken to decrease spending in response to the COVID-19 crisis. EGM adjusted EBITDA margin was 32.9% for the six months ended June 30, 2020 compared to 51.4% for the six months ended June 30, 2019.

Table Products

Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019

	Three Months Ended June 30,		$	%
(amounts in thousands, except unit data)	2020	2019	Change	Change
Table Products segment revenues:
Gaming operations	$497	$2,321	$(1,824)	(78.6)%
Equipment sales	177	99	78	78.8%
Total Table Products revenues	674	2,420	(1,746)	(72.1)%

Table Products segment expenses and adjusted expenses:
Cost of gaming operations(1)	196	355	(159)	(44.8)%
Less: Adjustments(2)	150	123	27	22.0%
Adjusted cost of gaming operations	46	232	(186)	(80.2)%

Cost of equipment sales	6	35	(29)	(82.9)%

Selling, general and administrative	302	537	(235)	(43.8)%
Less: Adjustments(3)	31	42	(11)	(26.2)%
Adjusted cost of selling, general and administrative	271	495	(224)	(45.3)%

Research and development	493	889	(396)	(44.5)%
Less: Adjustments(4)	16	38	(22)	(57.9)%
Adjusted cost of research and development	477	851	(374)	(43.9)%

Table Products adjusted EBITDA	$(126)	$807	$(933)	(115.6)%

Table Products unit information:
Table products installed base, end of period	3,962	3,380	582	17.2%
Average monthly lease price	$42	$230	$(188)	(81.7)%

(1) Exclusive of depreciation and amortization.

(2) Adjustments to cost of gaming operation include non-cash charges on capitalized installation and delivery.

(3) Adjustments to selling, general and administrative expense include non-cash stock compensation expense and acquisitions and integration-related costs including restructuring and severance.

(4) Adjustments to research and development costs include non-cash stock compensation expense and acquisitions and integration-related costs including restructuring and severance.

Gaming Operations Revenue

The decrease in Table Products gaming operations revenue is attributable to the decrease in average monthly lease price as we suspended billing our customers when they closed due to COVID-19 in the current year period. Nearly all of the Company's customers were closed during April 2020 and a limited number began to reopen at reduced capacity during May and June 2020. The success of our progressives such as Super 4, Black Jack Match, Royal 9 as well as the success of the Dex S, are the primary drivers of the increase in the Table Products installed base compared to the prior year period.

Equipment Sales

The increase in equipment sales is primarily due to the sale of plexiglass shields and other parts sales in the current period to assist our casino customers to reopen safely. The prior year included sales of our shuffler, Dex S, and sales of our table signage.

Tables Products Adjusted EBITDA

Table Products adjusted EBITDA includes the revenues and operating expenses from the Table Products segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 14 for further explanation of adjustments. The decrease in Table Products adjusted EBITDA is attributable to the decreases in gaming operations revenue described above offset by increased revenue from equipment sales, the related decrease in cost of gaming operations and cost of equipment sales and a decrease in operating expenses resulted from the Management's actions taken to decrease spending in response to the COVID-19 crisis.

Table Products

Six Months Ended June 30, 2020 compared to the Six Months Ended June 30, 2019

	Six Months Ended June 30,		$	%
(amounts in thousands, except unit data)	2020	2019	Change	Change
Table Products segment revenues:
Gaming operations	$2,821	$4,451	$(1,630)	(36.6)%
Equipment sales	335	125	210	168.0%
Total Table Products revenues	3,156	4,576	(1,420)	(31.0)%

Table Products segment expenses and adjusted expenses:
Cost of gaming operations(1)	488	950	(462)	(48.6)%
Less: Adjustments(2)	317	207	110	53.1%
Adjusted cost of gaming operations	171	743	(572)	(77.0)%

Cost of equipment sales	82	53	29	54.7%

Selling, general and administrative	866	1,076	(210)	(19.5)%
Less: Adjustments(3)	74	65	9	13.8%
Adjusted cost of selling, general and administrative	792	1,011	(219)	(21.7)%

Research and development	1,375	1,545	(170)	(11.0)%
Less: Adjustments(4)	36	61	(25)	(41.0)%
Adjusted cost of research and development	1,339	1,484	(145)	(9.8)%

Table Products adjusted EBITDA	$772	$1,285	$(513)	(39.9)%

Table Products unit information:
Table products installed base, end of period	3,962	3,380	582	17.2%
Average monthly lease price	$119	$223	$(104)	(46.6)%

(1) Exclusive of depreciation and amortization.

(2) Adjustments to cost of gaming operation include non-cash charges on capitalized installation and delivery.

(3) Adjustments to selling, general and administrative expense include non-cash stock compensation expense and acquisitions and integration-related costs including restructuring and severance.

(4) Adjustments to research and development costs include non-cash stock compensation expense and acquisitions and integration-related costs including restructuring and severance.

Gaming Operations Revenue

The decrease in Table Products gaming operations revenue is attributable to the decrease in average monthly lease price as we suspended billing our customers when they closed due to COVID-19 in the current year period. Nearly all of the Company's customers were closed during April 2020 and a limited number began to reopen at reduced capacity during May and June 2020. The success of our progressives such as Super 4, Black Jack Match, Royal 9 as well as the success of the Dex S, are the primary drivers of the increase in the Table Products installed base compared to the prior year period.

Equipment Sales

The increase in equipment sales is primarily due to the sale of plexiglass shields and other parts sales in the current period to assist our casino customers to reopen safely as well as sales of our shuffler, Dex S and sales of our table signage in the first quarter.

Tables Products Adjusted EBITDA

Table Products adjusted EBITDA includes the revenues and operating expenses from the Table Products segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 14 for further explanation of adjustments. The decrease in Table Products adjusted EBITDA is attributable to the decreases in gaming operations revenue described above offset by increased revenue from equipment sales, the related decrease in cost of gaming operations and cost of equipment sales and a decrease in operating expenses as a result of the Management's actions taken to decrease spending in response to the COVID-19 crisis.

Interactive

Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019

	Three Months Ended June 30,		$	%
(amounts in thousands)	2020	2019	Change	Change
Interactive segment revenue:
Social gaming revenue	$1,095	$890	$205	23.0%
Real-money gaming revenue	1,062	221	841	380.5%
Total Interactive revenue	2,157	1,111	1,046	94.1%

Interactive segment expenses and adjusted expenses:
Cost of gaming operations(1)	411	376	35	9.3%

Selling, general and administrative	336	980	(644)	(65.7)%
Less: Adjustments(2)	28	208	(180)	(86.5)%
Adjusted cost of selling, general and administrative	308	772	(464)	(60.1)%

Research and development	282	617	(335)	(54.3)%
Less: Adjustments(3)	8	51	(43)	(84.3)%
Adjusted cost of research and development	274	566	(292)	(51.6)%

Interactive adjusted EBITDA	$1,164	$(603)	$1,767	(293.0)%

(1) Exclusive of depreciation and amortization.

(2) Adjustments to selling, general and administrative expense include non-cash stock compensation expense and other adjustments.

(3) Adjustments to research and development costs include non-cash stock compensation expense and other adjustments.

Gaming Operations Revenue

The increase in gaming operations revenue is attributable to an increase of $0.8 million in RMG revenue in the current period primarily due to an increase in the number of customers and games year over year as well as the addition of our land-based content on the AGS iGaming platform launched in late 2019. We have also entered the state of New Jersey and the state of Pennsylvania markets with our land-based content. Social gaming revenue also increased $0.2 million as a result of increased activity on our B2C social casino app, Lucky Play Casino.

Interactive Adjusted EBITDA

Interactive adjusted EBITDA includes the revenues and operating expenses from the Interactive segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 14 for further explanation of adjustments. The increase in Interactive adjusted EBITDA is primarily attributable to an increase in revenues as described above and a decrease in operating costs including salary and benefit related expenses and professional fees.

Interactive

Six Months Ended June 30, 2020 compared to the Six Months Ended June 30, 2019

	Six Months Ended June 30,		$	%
(amounts in thousands)	2020	2019	Change	Change
Interactive segment revenue:
Social gaming revenue	$1,917	$1,894	$23	1.2%
Real-money gaming revenue	1,716	448	1,268	283.0%
Total Interactive revenue	$3,633	$2,342	$1,291	55.1%

Interactive segment expenses and adjusted expenses:
Cost of gaming operations(1)	836	766	70	9.1%

Selling, general and administrative	786	2,113	(1,327)	(62.8)%
Less: Adjustments(2)	75	396	(321)	(81.1)%
Adjusted cost of selling, general and administrative	711	1,717	(1,006)	(58.6)%

Research and development	713	1,481	(768)	(51.9)%
Less: Adjustments(3)	22	84	(62)	(73.8)%
Adjusted cost of research and development	691	1,397	(706)	(50.5)%

Interactive adjusted EBITDA	$1,395	$(1,538)	$2,933	(190.7)%

(1) Exclusive of depreciation and amortization.

(2) Adjustments to selling, general and administrative expense include non-cash stock compensation expense and other adjustments.

(3) Adjustments to research and development costs include non-cash stock compensation expense and other adjustments.

Gaming Operations Revenue

The increase in gaming operations revenue is primarily attributable to a $1.3 million increase in RMG revenue in the current period primarily due to an increase in the number of customers and games year over year as well as the addition of our land-based content on the AGS iGaming platform launched in late 2019. We have also entered the state of New Jersey and the state of Pennsylvania markets with our land-based content.

Interactive Adjusted EBITDA

Interactive adjusted EBITDA includes the revenues and operating expenses from the Interactive segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 14 for further explanation of adjustments. The increase in Interactive adjusted EBITDA is primarily attributable to an increase in revenues as described above and a decrease in operating costs including salary and benefit related expenses and professional fees.

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

The following tables reconcile net loss attributable to PlayAGS, Inc. to total adjusted EBITDA (amounts in thousands):

Three Months Ended June 30, 2020 compared to the Three Months Ended June 30, 2019

	Three Months Ended June 30,		$	%
	2020	2019	Change	Change
Net (loss) income attributable to PlayAGS, Inc.	$(42,639)	$(7,557)	$(35,082)	464.2%
Income tax (benefit) expense	49	(52)	101	(194.2)%
Depreciation and amortization	21,521	23,659	(2,138)	(9.0)%
Other expense	(35)	(46)	11	(23.9)%
Interest income	(120)	(31)	(89)	287.1%
Interest expense	10,894	9,560	1,334	14.0%
Loss on extinguishment and modification of debt	3,102	-	3,102	100.0%
Write-downs and other(1)	819	5,036	(4,217)	(83.7)%
Other adjustments(2)	1,537	429	1,108	258.3%
Other non-cash charges(3)	2,497	2,196	301	13.7%
Legal and litigation expenses including settlement payments(4)	-	3	(3)	(100.0)%
Acquisitions and integration-related costs including restructuring and severance(5)	(220)	394	(614)	(155.8)%
Non-cash stock-based compensation	1,442	2,154	(712)	(33.1)%
Total Adjusted EBITDA	$(1,153)	$35,745	$(36,898)	(103.2)%

(1) Write-downs and other include items related to loss on disposal, impairment of long-lived assets and fair value adjustments to contingent consideration.

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

(5) Acquisitions and integration-related costs primarily relate to costs incurred after the purchase of businesses to integrate operations and obtain costs synergies. Restructuring and severance costs primarily relate to costs incurred through the restructuring of the Company’s operations from time to time and other employee severance costs recognized in the periods presented.

Six Months Ended June 30, 2020 compared to the Six Months Ended June 30, 2019

	Six Months Ended June 30,		$	%
	2020	2019	Change	Change
Net (loss) income attributable to PlayAGS, Inc.	$(57,058)	$(7,639)	$(49,419)	646.9%
Income tax (benefit) expense	(3,344)	(5,810)	2,466	(42.4)%
Depreciation and amortization	45,890	45,192	698	1.5%
Other expense	4,304	5,214	(910)	(17.5)%
Interest income	(172)	(70)	(102)	145.7%
Interest expense	19,236	18,434	802	4.4%
Loss on extinguishment and modification of debt	3,102	-	3,102	100.0%
Write-downs and other(1)	874	6,052	(5,178)	(85.6)%
Other adjustments(2)	2,239	706	1,533	217.1%
Other non-cash charges(3)	5,052	4,115	937	22.8%
Legal and litigation expenses including settlement payments(4)	-	3	(3)	(100.0)%
Acquisitions and integration-related costs including restructuring and severance(5)	232	2,463	(2,231)	(90.6)%
Non-cash stock-based compensation	2,993	3,350	(357)	(10.7)%
Total Adjusted EBITDA	$23,348	$72,010	$(48,662)	(67.6)%

(1) Write-downs and other include items related to loss on disposal, impairment of long-lived assets and fair value adjustments to contingent consideration.

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

(5) Acquisitions and integration-related costs primarily relate to costs incurred after the purchase of businesses to integrate operations and obtain costs synergies. Restructuring and severance costs primarily relate to costs incurred through the restructuring of the Company’s operations from time to time and other employee severance costs recognized in the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

We expect that primary ongoing liquidity requirements for the six months ended June 30, 2020 will be for operating capital expenditures, working capital, debt servicing, game development and other customer acquisition activities. We expect to finance these liquidity requirements through a combination of cash on hand, additional financing, and cash flows from operating activities.

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

Due to the business disruption caused by the rapid nationwide spread of the novel coronavirus and the actions by state and tribal governments and businesses to contain the virus, almost all of the Company’s customers closed their operations during the month of March and April 2020 and their respective markets have been significantly and adversely impacted. Beginning in May 2020, casinos began to reopen and approximately 500 out of nearly 650 of our customers in the United States and Canada were partially open as of June 30, 2020. On June 30, 2020 in Mexico, 25 of our 320 casino customers were partially open, which openings took place in late-June. As a result of the temporary closures of our casino customers, there has been a decrease in the amount of money spent by consumers on our revenue shared installed base and the amount of daily fees of our participation EGMs and no expansion of existing casinos or development of new casinos. Specifically, gaming operations revenue and equipment sales have decreased compared to the prior year period as a result of the temporary closures of our casino customers. Similarly, our EGM and Table Products segment operating results have been disrupted because each segment’s activities including design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of its products lines have been temporarily halted or significantly reduced. In addition, each segment’s revenue from leasing, licensing and selling products has been adversely impacted due to the temporary closures of our casino customers. As a result, the Company has taken several actions to adapt to the severity of the crisis. Among other things, the Company implemented short-term furloughs with retained benefits, company-wide salary reductions, and an approximate 10% reduction of the workforce. Our non-employee directors have also agreed to reduce their fees by 50%. Some of the Company's customers have reopened at limited capacity, some have reopened and then been required to close again due to local conditions and regulations relating to the spread of the coronavirus, and there are also customers who still remain closed. Depending on the length of casino closures and if they are required to close again, the Company will consider further reductions to payroll and related expenses through additional employee furloughs in order to conserve liquidity.

As of June 30, 2020, the Company had $113.1 million in cash and cash equivalents. Under the First Lien Credit Agreement (defined below in Note 6), the Company was required to comply with certain financial covenants at the end of each calendar quarter, including to maintain a maximum net first lien leverage ratio of 6.0 to 1.0. On May 1, 2020, the Company entered into an Incremental Assumption and Amendment Agreement No. 4 ("Amendment No.4") which amended its First Lien Credit Agreement to, among other things, (i) provide for a suspension of the testing of the financial covenant for the fiscal quarters ending June 30, 2020, September 30, 2020 and December 31, 2020 and (ii) during the period beginning on May 1, 2020, and ending on the date on which the Company delivers a compliance certificate with respect to the fiscal quarter ending December 31, 2021 (unless earlier terminated by the Company), make certain modifications to the negative covenants set forth in the First Lien Credit Agreement and, solely for purposes of determining compliance with the financial covenant during the first three quarters of 2021 once testing resumes, the calculation of EBITDA. As a result of Amendment No. 4, and based on the Company's projected operating results for the next twelve months, the Company expects that it will be in compliance with its covenants under the First Lien Credit Agreement for at least the next twelve months. Pursuant to the terms of Amendment No. 4, the Company incurred incremental term loans in an aggregate principal amount of $95.0 million, of which the Company received $83.3 million in net proceeds (after original issue discount and related fees, which is described in Note 6). The incremental term loans incurred pursuant to Amendment No. 4 bear interest at a rate equal to, at the Borrower's option, either LIBOR or the base rate, subject to an interest rate floor plus an applicable margin of 13.0% for LIBOR loans and 12.0% for base rate loans. Any voluntary prepayment of the incremental term loans incurred pursuant to Amendment No. 4 during the first two years after May 1, 2020 will be subject to a customary “make-whole” premium. On or after May 1, 2022 and prior to November 1, 2022, a voluntary prepayment of the incremental term loans incurred pursuant to Amendment No. 4 will be accompanied by a 1.00% payment premium. Other than described above, the incremental term loans have the same terms applicable to the outstanding term loans under the First Lien Credit Agreement. As a result of the additional financing, along with cash and cash equivalents on hand as of June 30, 2020, Management believes that the Company has sufficient liquidity to fund its operating requirements and meet its obligations as they become due for at least the next twelve months.

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

On May 1, 2020 the Borrower entered into an Incremental Assumption and Amendment Agreement No. 4 (“Amendment No. 4”) with certain of the Borrower’s subsidiaries, the lenders party thereto and the administrative agent, which amended the First Lien Credit Agreement to provide for covenant relief (as described in Note 1) as well as an aggregate principal amount of $95.0 million in incremental term loans, of which the net proceeds received by the Company were $83.3 million in net proceeds after original issue discount and related fees. The incremental term loans incurred pursuant to Amendment No. 4 bear interest at a rate equal to, at the Borrower’s option, either LIBOR or the base rate, subject to an interest rate floor plus an applicable margin of 13% for LIBOR loans and 12% for base rate loans. Any voluntary prepayment of the incremental term loans incurred pursuant to Amendment No. 4 during the first two years after May 1, 2020 will subject to a customary ”make-whole” premium. On or after May 1, 2022 and prior to November 1, 2022, a voluntary prepayment of the incremental term loans incurred pursuant to Amendment No. 4 will be accompanied by a 1.00% payment premium. Other than described above, the incremental term loans have the same terms applicable to the outstanding term loans under the First Lien Credit Agreement.

An additional $11.7 million in loan costs including original issue discount, lender fees, and third-party costs were incurred related to Amendment No. 4. Given the composition of the lender group, the transaction was accounted for as a debt modification for existing lenders and, as such, $3.1 million in third-party costs were expensed and included in the loss on extinguishment and modification of debt. The remaining $8.6 million was capitalized and will be amortized over the term of the agreement.

As of June 30, 2020, we were in compliance with the required covenants of our debt instruments.  See Note 1 “Liquidity and Financing and COVID-19” for a description of a change to our financial covenants for future periods.

Equipment Long Term Note Payable and Finance Leases

The Company has entered into a financing agreement to purchase certain gaming devices, systems and related equipment and has entered into leases for vehicles and equipment that are accounted for as finance leases.

The following table summarizes our historical cash flows (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash Flow Information:
Net cash provided by operating activities	$7,867	$37,675
Net cash used in investing activities	(17,063)	(84,738)
Net cash provided by (used in) financing activities	109,113	(5,750)
Effect of exchange rates on cash and cash equivalents	(10)	3
Net increase (decrease) in cash and cash equivalents	$99,907	$(52,810)

Operating activities

Net cash provided by operating activities for the six months ended June 30, 2020, was $7.9 million compared to net cash provided by operating activities of $37.7 million in the prior year period, representing a decrease of $29.8 million. This decrease is primarily due to a decrease in net income offset by collection of accounts receivables in the current period.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2020, was $17.1 million compared to $84.7 million used in investing activities in the prior year period, representing a decrease in cash used of $67.6 million. The decrease was primarily due to the acquisition of Integrity, net of cash acquired, of $50.8 million in the prior year period, a $15.8 million decrease in purchases of property and equipment compared to the prior year period, and a $3.0 million decrease in purchases of intangibles assets, offset by a $2.6 million increase in customer note receivable compared to the prior year period.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2020, was $109.1 million compared to net cash used of $5.8 million for the six months ended June 30, 2019, representing an increase in cash of $114.9 million primarily attributable to the borrowing on revolver of $30.0 million and proceeds from incremental term loans of $83.3 million which consist of $92.2 million of gross proceeds net of $5.8 million of deferred loan costs and $3.1 million of loss on modification that was immediately expensed. The increase was offset by a $1.7 million increase in payments of placement fees compared to the prior year period.

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

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019. There were no material changes to our policies during the six months ended June 30, 2020.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See related disclosure at Item 1. “Notes to Condensed Consolidated Financial Statements”, Note 1 “Description of the Business and Summary of Significant Accounting Policies.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates. Our primary exposure to market risk is interest rate risk associated with our long-term debt, which accrues interest at variable rates. Certain of our debt instruments accrue interest at LIBOR or the base rate, at our election, subject to an interest rate floor plus an applicable margin rate. In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt and equity capital to sustain our operations. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. As of June 30, 2020, less than 1% of our debt were fixed-rate instruments. Assuming a constant outstanding balance for our variable-rate long term debt, a hypothetical 1% decrease in interest rates would decrease interest expense $2.4 million given our LIBOR floor on related debt, while a hypothetical 1% increase in interest rates would increase interest expense approximately $6.5 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are party to various claims and legal actions that arise in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material adverse effect on our financial condition, results of operations, liquidity or capital resources. See Item 1. “Financial Statements” Note 13 for a detailed discussion regarding current litigation matters.

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

The COVID-19 pandemic has negatively impacted the global economy, with particular impact to the gaming industry, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in the financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses, including those of our casino customers, and resulted in the institution of physical distancing and sheltering in place requirements in many states and communities. As a result of the temporary closures of our casino customers, there has been a decrease in the amount of money spent by consumers on our revenue shared installed base and the amount of daily fees of our participation EGMs and no expansion of existing casinos or development of new casinos. Furthermore, general macro-economic factors have resulted in a decline in levels of consumer disposable incomes and personal consumption spending.  Consequently, demand for our products and services has been and may continue to be significantly impacted, which has adversely affected our revenue and profitability and could continue to do so in the future. Specifically, gaming operations revenue and equipment sales have decreased compared to the prior year period as a result of the temporary closures of our casino customers. Similarly, our EGM and Table Products segment operating results have been disrupted because each segment’s activities including design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of its products lines have been temporarily halted or significantly reduced.  In addition, each segment’s revenue from leasing, licensing and selling products has been adversely impacted due to the temporary closures of our casino customers. Furthermore, the pandemic has impaired and could continue to impair our ability to maintain sufficient liquidity, particularly if casinos and other gaming businesses remain closed or, when they reopen, physical distancing and other COVID-19-protective measures prevent them from opening at full capacity, the impact on the global economy worsens and further impacts the disposable income available to our casino customers’ patrons, or customers continue to delay making payments to us under existing obligations. Furthermore, because of changing economic and market conditions affecting the gaming industry, our ability to achieve our business objectives have been impacted and may continue to be impacted in the future. Our business operations have been disrupted because our workforce has been unable to work effectively due to illness, quarantines, government actions, and other restrictions imposed in connection with the pandemic and our business operations may continue to be impacted in the future. As a result, the Company has taken several actions to adapt to the severity of the crisis. Among other things, the Company has implemented short-term furloughs with retained benefits, company-wide salary reductions, and an approximate 10% reduction of the workforce.  We have borrowed funds under existing credit facilities and incremental term loans, and may seek additional funding, to the extent available, under new federal programs such as the CARES Act. The extent to which the COVID-19 pandemic will further impact our business, results of operations, and financial condition, as well as our capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

(a). Exhibits.

Exhibit Number	Exhibit Description
10.1	Amendment Agreement No. 3, dated as of August 30, 2019 by and among AP Gaming Holdings, LLC, AP Gaming I, LLC, Jefferies Finance LLC and each of the Revolving Facility Lenders party hereto (incorporated by reference to Exhibit 10.1 to PlayAGS, Inc.'s Current Re port on Form 8-K filed on September 4, 2019).

10.2	Incremental Assumption and Amendment Agreement No. 4, dated as of May 1, 2020, by and among AP Gaming Holdings, LLC, AP Gaming I, LLC, each subsidiary loan party listed on the signature pages thereof, Jefferies Finance LLC and the lenders party thereto (incorporated by reference to Exhibit 10.1 to PlayAGS, Inc.'s Current Report on Form 8-K filed on May 1, 2020).

*10.3	First Amendment to PlayAGS. Inc. Omnibus Plan.

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PlayAGS, Inc.

Date:	August 5, 2020	By:	/s/ KIMO AKIONA
		Name:	Kimo Akiona
		Title:	Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)