Form 10-Q
period 2020-09-30
PlayAGS, Inc.
filed 2020-11-05
CIK 1593548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarter ended September 30, 2020

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

As of November 3, 2020, there were 35,765,771 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLAYAGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$113,200	$13,162
Restricted cash	20	20
Accounts receivable, net of allowance of $1,961 and $723, respectively	39,673	61,224
Inventories	30,435	32,875
Prepaid expenses	4,401	2,983
Deposits and other	4,371	5,332
Total current assets	192,100	115,596
Property and equipment, net	79,234	103,598
Goodwill	284,206	287,049
Intangible assets	196,126	230,451
Deferred tax asset	4,048	4,965
Operating lease assets	10,143	11,543
Other assets	12,101	9,176
Total assets	$777,958	$762,378

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,682	$15,598
Accrued liabilities	28,055	34,840
Current maturities of long-term debt	7,061	6,038
Total current liabilities	39,798	56,476
Long-term debt	632,232	518,689
Deferred tax liability, non-current	1,139	1,836
Operating lease liabilities, long-term	9,926	11,284
Other long-term liabilities	31,048	40,309
Total liabilities	714,143	628,594
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock at $0.01 par value; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value; 450,000,000 shares authorized at September 30, 2020 and at December 31, 2019; and 35,697,583 and 35,534,558 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively.	357	355
Additional paid-in capital	376,193	371,311
Accumulated deficit	(304,093)	(235,474)
Accumulated other comprehensive loss	(8,642)	(2,408)
Total stockholders’ equity	63,815	133,784
Total liabilities and stockholders’ equity	$777,958	$762,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(amounts in thousands, except per share data)

 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Gaming operations	$36,299	$52,522	$89,173	$158,976
Equipment sales	12,985	26,855	31,212	67,952
Total revenues	49,284	79,377	120,385	226,928
Operating expenses
Cost of gaming operations(1)	8,268	10,170	23,756	30,721
Cost of equipment sales(1)	3,981	13,479	13,351	32,906
Selling, general and administrative	10,862	16,861	31,111	46,343
Research and development	6,180	8,671	19,342	25,175
Write-downs and other charges	1,932	807	2,806	6,859
Depreciation and amortization	20,463	23,810	66,353	69,002
Total operating expenses	51,686	73,798	156,719	211,006
(Loss) income from operations	(2,402)	5,579	(36,334)	15,922
Other expense
Interest expense	11,330	9,320	30,566	27,754
Interest income	(671)	(42)	(843)	(112)
Loss on extinguishment and modification of debt	-	-	3,102	-
Other expense	(311)	(106)	3,993	5,108
(Loss) income before income taxes	(12,750)	(3,593)	(73,152)	(16,828)
Income tax (expense) benefit	1,672	(1,926)	5,016	3,884
Net (loss) income	(11,078)	(5,519)	(68,136)	(12,944)
Less: Net income attributable to non-controlling interests	-	(17)	-	(231)
Net (loss) income attributable to PlayAGS, Inc.	(11,078)	(5,536)	(68,136)	(13,175)
Foreign currency translation adjustment	1,375	(1,273)	(6,234)	(403)
Total comprehensive (loss) income	$(9,703)	$(6,809)	$(74,370)	$(13,578)

Basic and diluted loss per common share:
Basic	$(0.31)	$(0.16)	$(1.91)	$(0.37)
Diluted	$(0.31)	$(0.16)	$(1.91)	$(0.37)
Weighted average common shares outstanding:
Basic	35,647	35,447	35,598	35,416
Diluted	35,647	35,447	35,598	35,416

(1) exclusive of depreciation and amortization

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Common stock
Balance, beginning of period	$356	$354	$355	$353
Stock option exercises	-	1	-	1
Repurchase of common stock	-	(1)	-	(1)
Vesting of restricted stock	1	-	2	1
Balance of common stock, end of period	357	354	357	354
Additional paid-in capital
Balance, beginning of period	374,461	365,562	371,311	361,628
Stock option exercises	-	100	158	684
Stock-based compensation expense	1,733	1,959	4,726	5,309
Vesting of restricted stock	(1)	(1)	(2)	(1)
Balance of additional paid-in capital, end of period	376,193	367,620	376,193	367,620
Accumulated deficit
Balance, beginning of period	(292,892)	(230,042)	(235,474)	(222,403)
Net loss attributable to PlayAGS, Inc.	(11,078)	(5,536)	(68,136)	(13,175)
Repurchase of common stock	-	(1,000)	-	(1,000)
Restricted stock vesting and withholding	(123)	(132)	(483)	(132)
Balance of accumulated deficit, end of period	(304,093)	(236,710)	(304,093)	(236,710)
Accumulated other comprehensive loss
Balance, beginning of period	(10,017)	(2,904)	(2,408)	(3,774)
Foreign currency translation adjustment	1,375	(1,273)	(6,234)	(403)
Balance of accumulated other comprehensive loss, end of period	(8,642)	(4,177)	(8,642)	(4,177)
Non-controlling interests
Balance, beginning of period	-	128	-	-
Net income	-	17	-	231
Business acquisitions	-	-	-	71
Cash distributions to non-controlling interest owners	-	(145)	-	(302)
Balance of non-controlling interests, end of period	-	-	-	-
Total stockholders' equity	$63,815	$127,087	$63,815	$127,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(68,136)	$(12,944)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	66,353	69,002
Accretion of contract rights under development agreements and placement fees	5,643	4,550
Amortization of deferred loan costs and discount	2,538	1,426
Stock-based compensation expense	4,726	5,309
Provision (benefit) for bad debts	1,133	183
Loss on disposition of long-lived assets	2,004	1,015
Impairment of assets	6	5,343
Fair value adjustment of contingent consideration	796	501
Benefit for deferred income tax	(518)	873
Changes in assets and liabilities that relate to operations:
Accounts receivable	19,391	(12,136)
Inventories	5,840	961
Prepaid expenses	(1,463)	(1,098)
Deposits and other	667	(3,081)
Other assets, non-current	1,955	9,024
Accounts payable and accrued liabilities	(21,216)	(6,447)
Net cash provided by operating activities	19,719	62,481
Cash flows from investing activities
Customer notes receivable	(4,690)	-
Proceeds from payments on customer notes receivable	279	-
Business acquisitions, net of cash acquired	-	(54,935)
Purchase of intangible assets	(1,414)	(4,926)
Software development and other expenditures	(8,004)	(9,957)
Proceeds from disposition of assets	32	161
Purchases of property and equipment	(12,196)	(38,760)
Net cash used in investing activities	(25,993)	(108,417)
Cash flows from financing activities
Repayment of first lien credit facilities	(4,040)	(4,040)
Repayment of incremental term loans	(238)	-
Payment of financed placement fee obligations	(4,179)	(6,058)
Proceeds from incremental term loans	92,150	-
Borrowing on revolver	30,000	-
Payment of deferred loan costs	(5,744)	-
Payments of previous acquisition obligation	(292)	(1,227)
Payments on finance leases and other obligations	(1,012)	(1,043)
Repurchase of stock	(483)	(1,133)
Proceeds from stock option exercise	158	685
Distributions to non-controlling interest owners	-	(302)
Net cash provided by (used in) financing activities	106,320	(13,118)
Effect of exchange rates on cash and cash equivalents	(8)	3
Net increase (decrease) in cash and cash equivalents	100,038	(59,051)
Cash, cash equivalents and restricted cash, beginning of period	13,182	70,804
Cash, cash equivalents and restricted cash, end of period	$113,220	$11,753

Supplemental cash flow information:
Non-cash investing and financing activities:
Intangible assets obtained under financed placement fee arrangements	$-	$39,198
Leased assets obtained in exchange for new finance lease liabilities	$426	$882
Leased assets obtained in exchange for new operating lease liabilities	$-	$13,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

PlayAGS, Inc. (the "Company," "PlayAGS," "we," "us," or "our") is a leading designer and supplier of gaming products and services for the gaming industry. We operate in legalized gaming markets across the globe and provide state-of-the-art, value-add products in three distinct segments: Electronic Gaming Machines (“EGM”), which includes server-based systems and back-office systems that are used by Class II Native American, Mexico and the Philippines gaming jurisdictions and Class III Native American, commercial and charitable jurisdictions; Table Products (“Table Products”), which includes live felt table games, side-bets and progressives as well as our newly introduced card shuffler, Dex S; and Interactive Games (“Interactive”), which provides social casino games on desktop and mobile devices (our "Interactive Social" reporting unit) as well as a platform for content aggregation used by real-money gaming (“RMG”) online casino operators (our "RMG Interactive" reporting unit). Each segment’s activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line.

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

Electronic Gaming Machines

Our EGM segment offers a selection of video slot titles developed for the global marketplace, and EGM cabinets which include the Alora, Orion Portrait, Orion Curve, Orion Rise, Orion Upright, ICON, Big Red (“Colossal Diamonds”) and our Orion Slant. In addition to providing complete EGM units, we offer conversion kits that allow existing game titles to be converted to other game titles offered within that operating platform.

Table Products

Our Table Products include proprietary table products, side-bets, progressives, and table technology related to blackjack, poker, baccarat, craps and roulette. We have a number of popular proprietary brands, including In Bet Gaming (“In Bet”), Buster Blackjack, Double Draw Poker and Criss Cross Poker that are based on traditional well-known public domain games such as blackjack and poker; however, these proprietary games provide intriguing betting options that offer more excitement and greater volatility to the player, ultimately enhancing our casino customers’ profitability. In addition, we offer a single deck card shuffler for poker tables, Dex S and recently introduced our second shuffler, the Pax S single-deck pack shuffler, which we plan to launch in 2020.

Interactive

We operate a Business-to-Business ("B2B") online gaming platform for content aggregation that we offer to our RMG online casino customers. This platform aggregates content from several game suppliers and offers online casino operators the convenience to reduce the number of integrations that are needed to supply the online casino. We also operate Business-to-Consumer (“B2C”) social casino games that include online versions of our EGM titles and are accessible to players on multiple mobile platforms. Our B2C social casino games are available on our mobile app, Lucky Play Casino. The app contains numerous AGS game titles available for consumers to play for free or with virtual currency they purchase in the app.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make decisions based upon estimates, assumptions, and factors considered relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of the estimates and assumptions. Accordingly, actual results could differ materially from those anticipated. For the nine months ended September 30, 2020, the impact of the decline in business activity brought about by the coronavirus pandemic (“COVID-19”) continues to evolve. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

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

The following table disaggregates our revenues by type within each of our segments (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

EGM
Gaming operations	$32,188	$48,854	$78,608	$148,515
Equipment sales	12,893	26,445	30,785	67,417
Total	$45,081	$75,299	$109,393	$215,932

Table Products
Gaming operations	$2,170	$2,451	$4,991	$6,902
Equipment sales	92	410	427	535
Total	$2,262	$2,861	$5,418	$7,437

Interactive (gaming operations)
Social gaming revenue	$829	$712	$2,746	$2,606
Real-money gaming revenue	1,112	505	2,828	953
Total	$1,941	$1,217	$5,574	$3,559

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

Revenue allocated to any undelivered performance obligations is recorded as a contract liability. The balance of our contract liabilities was not material as of  September 30, 2020 and December 31, 2019.

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

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Allowance for Expected Credit Losses

Management estimates the allowance for expected credit losses balance using relevant available information from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in the current environmental economic conditions and reasonable and supportable forecast. The allowance for expected credit losses on financial instruments is measured on a collective (pool) basis when similar risk characteristics exist. The financial instruments that do not share risk characteristics, such as receivables related to development agreements, are evaluated on an individual basis. Expected credit losses are estimated over the contractual term of the related financial instruments, adjusted for expected prepayments when appropriate, based on a historical model that includes periodic write-offs, recoveries, and adjustments to the reserve. Historically, the identified portfolio segments have shared low collectability risk with immaterial write-off amounts. The Company made an accounting policy election not to present the accrued interest receivable balance on a separate statement of financial position line item. Accrued interest receivable is reported within the respective receivables line items on the consolidated balance sheet.

The following table excludes receivables related to operating leases and presents all other receivables' gross amortized cost, allowance for credit losses and amortized cost, net of allowance for credit losses by portfolio segment as of  September 30, 2020 and December 31, 2019 (in thousands):

		September 30, 2020			December 31, 2019
	Classification	Gross amortized cost	Allowance for credit losses	Amortized cost, net of allowance for credit losses	Gross amortized cost	Allowance for credit losses	Amortized cost, net of allowance for credit losses

Trade receivables:	Accounts Receivable	$9,986	$-	$9,986	$22,741	$-	$22,741

Receivables with extended payment terms:
Originated in 2020	Accounts Receivable	7,843	-	$7,843	N/A	N/A	N/A
Originated in 2019	Accounts Receivable	1,504	-	1,504	5,461	-	5,461
Total receivables with extended payment term		$9,347	$-	$9,347	$5,461	$-	$5,461

Sales-type leases receivables:
Originated in 2019	Accounts Receivable	1,714	(86)	$1,628	$2,206	$(111)	$2,095
Originated in 2017	Accounts Receivable	9	-	9	52	(3)	49
Total Sales-type leases receivables		$1,723	$(86)	$1,637	$2,258	$(114)	$2,144

Development Agreements:
Originated in 2020	Deposits and other	2,510	-	$2,510	N/A	N/A	N/A
Originated in 2019	Deposits and other	4,633	-	4,633	2,359	-	2,359
Total Development Agreements		$7,143	$-	$7,143	$2,359	$-	$2,359

Inventories

Inventories consist primarily of parts and supplies that are used to repair and maintain machinery and equipment as well as EGMs in production and finished goods held for sale. Inventories are stated at net realizable value. Cost of inventories is determined using the first-in, first-out (“FIFO”) method for all components of inventory. The Company regularly reviews inventory quantities and updates estimates for the net realizable value of inventories. This process includes examining the carrying values of parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose). Some of the factors involved in this analysis include the overall levels of the inventories, the current and projected sales levels for such products, the projected markets for such products and the costs required to sell the products, including refurbishment costs. Changes in the assumptions or estimates could materially affect the inventory carrying value. As of  September 30, 2020 and December 31, 2019, the value of raw material inventory was $24.3 million and $29.1 million, respectively. As of  September 30, 2020 and December 31, 2019, the value of finished goods inventory was $6.1 million and $3.8 million, respectively. There was no work in process material as of  September 30, 2020 and December 31, 2019.

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

Intangible Assets

The Company reviews its identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment losses are determined for identifiable intangible assets, other than goodwill and indefinite-lived intangible assets, when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the assets’ carrying amount.

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

The carrying values of the Company’s cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short term maturities of these instruments. The fair value of our long-term debt is based on the quoted market prices for similar issues (Level 2 inputs). The following table presents the estimated fair value of our long-term debt as of  September 30, 2020 and  December 31, 2019 (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term Debt	$654,267	$593,144	$533,727	$534,578

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

In March 2020, in response to the COVID-19 outbreak, President Donald Trump signed H.R. 748, the “Coronavirus Aid, Relief, and Economic Security ACT (the “CARES Act”).  We do not expect the CARES Act, to have a material impact on our condensed consolidated financial statements.

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

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated into U.S. dollars at the period end rate of exchange for asset and liability accounts and the weighted average rate of exchange for income statement accounts. The effects of these translations are recorded as a component of other accumulated other comprehensive loss in stockholders’ equity.

Liquidity and Financing and COVID-19

Due to the business disruption caused by the rapid nationwide spread of the novel coronavirus and the actions by state and tribal governments and businesses to contain the virus, almost all of the Company’s customers closed their operations during the month of  March and April 2020 and their respective markets have been significantly and adversely impacted. Beginning in May 2020 and continuing through September, casinos began to reopen at limited capacity and nearly all of our customers' casino properties in the United States and Canada were partially open as of September 30, 2020 under limited operations. As of  September 30, 2020 in Mexico, approximately half of our customers' casinos were partially open under capacity limitations. As a result of the temporary closures of our casino customers, there has been a decrease in the amount of money spent by consumers on our revenue shared installed base and the amount of daily fees of our participation EGMs and a slow down to the expansion of existing casinos or development of new casinos. Specifically, gaming operations revenue and equipment sales have decreased compared to the prior year period as a result of the temporary closures of our casino customers. Similarly, our EGM and Table Products segment operating results have been disrupted because each segment’s activities including design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of its products lines have been temporarily halted or significantly reduced. In addition, each segment’s revenue from leasing, licensing and selling products has been adversely impacted due to the temporary closures of our casino customers. As a result, the Company took several actions to adapt to the severity of the crisis. Among other things, the Company implemented short-term furloughs with retained benefits, company-wide salary reductions, and reduced its workforce by over 10%. Our non-employee directors have also agreed to reduce their fees by 50%. Some of the Company's customers have reopened at limited capacity, some have reopened and then been required to close again due to local conditions and regulations relating to the spread of the coronavirus, and there are also customers who still remain closed. Depending on the length of casino closures and if they are required to close again, the Company will consider additional reductions to payroll and related expenses through additional employee furloughs in order to conserve liquidity.

As of September 30, 2020, the Company had $113.2 million in cash and cash equivalents. Under the First Lien Credit Agreement (defined below in Note 6), the Company was required to comply with certain financial covenants at the end of each calendar quarter, including to maintain a maximum net first lien leverage ratio of 6.0 to 1.0. On May 1, 2020, the Company entered into an Incremental Assumption and Amendment Agreement No. 4 ("Amendment No.4") which amended its First Lien Credit Agreement to, among other things, (i) provide for a suspension of the testing of the financial covenant for the fiscal quarters ending June 30, 2020, September 30, 2020 and December 31, 2020 and (ii) during the period beginning on May 1, 2020, and ending on the date on which the Company delivers a compliance certificate with respect to the fiscal quarter ending December 31, 2021 (unless earlier terminated by the Company), make certain modifications to the negative covenants set forth in the First Lien Credit Agreement and, solely for purposes of determining compliance with the financial covenant during the first three quarters of 2021 once testing resumes, the calculation of EBITDA. As a result of Amendment No. 4, and based on the Company's projected operating results for the next twelve months, the Company expects that it will be in compliance with its covenants under the First Lien Credit Agreement for at least the next twelve months. Pursuant to the terms of Amendment No. 4, the Company incurred incremental term loans in an aggregate principal amount of $95.0 million, of which the Company received $83.3 million in net proceeds (after original issue discount and related fees, which is described in Note 6). The incremental term loans incurred pursuant to Amendment No. 4 bear interest at a rate equal to, at the Borrower's option, either LIBOR or the base rate, subject to an interest rate floor plus an applicable margin of 13.0% for LIBOR loans and 12.0% for base rate loans. Any voluntary prepayment of the incremental term loans incurred pursuant to Amendment No. 4 during the first two years after May 1, 2020 will be subject to a customary “make-whole” premium. On or after May 1, 2022 and prior to November 1, 2022, a voluntary prepayment of the incremental term loans incurred pursuant to Amendment No. 4 will be accompanied by a 1.00% payment premium. Other than described above, the incremental term loans have the same terms applicable to the outstanding term loans under the First Lien Credit Agreement. As a result of the additional financing, along with cash and cash equivalents on hand as of September 30, 2020, Management believes that the Company has sufficient liquidity to fund its operating requirements and meet its obligations as they become due for at least the next twelve months.

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

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Gaming equipment	$172,545	$175,837
Other property and equipment	23,500	23,210
Less: Accumulated depreciation	(116,811)	(95,449)
Property and equipment, net	$79,234	$103,598

Gaming equipment and other property and equipment are depreciated over the respective useful lives of the assets ranging from two to six years. Depreciation expense was $9.6 million and $11.6 million for the three months ended September 30, 2020 and 2019, respectively. Depreciation expense was $30.3 million and $33.7 million for the nine months ended September 30, 2020 and 2019, respectively.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 4. GOODWILL AND INTANGIBLES

Changes in the carrying amount of goodwill are as follows (in thousands):

	Gross Carrying Amount
	EGM	Table Products	Interactive(1)	Total
December 31, 2019	$279,228	$7,821	$-	$287,049
Foreign currency adjustments	(2,843)	-	-	(2,843)
Balance at September 30, 2020	$276,385	$7,821	$-	$284,206

(1) Accumulated goodwill impairment charges for the Interactive segment as of  September 30, 2020 were $8.4 million.

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

Based on our quantitative analysis, the fair value was 34% greater than the carrying value for the EGM reporting unit and 21% greater for the Table Products reporting unit. As of October 1, 2019 (the date of the Company’s annual impairment assessment), the fair values of the EGM reporting unit and the Table Products reporting unit were 50% and 111% greater than their respective carrying values. We estimated the fair value of both reporting units using the discounted cash flow method. The most significant factor in the assessment was the projected cash flows adjusted for the estimated adverse impact of COVID-19 on the Company’s operations.  Our projected cash flows for the current year are dependent on our assumptions for when our casino customers will reopen. The current year projected cash flows and those for future years are also impacted by our estimate of when the operations of our casino customers will return to pre-COVID-19 levels. Given the ongoing impacts of COVID-19 across our business, the long-range cash flow projections that we use to assess the fair value of our businesses and assets for purposes of impairment testing are subject to greater uncertainty than normal. Other factors included in the discounted cash flow calculation were the discount rate of 10% for EGM and 14% for Table Products and the long-term growth rate of 3% for both reporting units. As of October 1, 2019, the discount rates utilized in the discounted cash flow projections were 10% and 14% for the EGM and Table Products reporting units, respectively. During the second and third quarters of 2020, based on the performance of our re-opened customers and our related revenue share including our projections for future periods, we concluded that there are no triggering events that would more likely than not reduce the fair value of a reporting unit below their carrying value as of  September 30, 2020. We will continue to monitor the ongoing impact of COVID-19 on our operations. If our projections do not align with our actual results in future quarters, we will update the projected cash flows, which may result in an impairment of goodwill.

Intangible assets consist of the following (in thousands):

		September 30, 2020			December 31, 2019
	Useful Life	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	(years)	Value	Amortization	Value	Value	Amortization	Value
Indefinite lived trade names	Indefinite	$12,126	$-	$12,126	$12,126	$-	$12,126
Trade and brand names	5 - 7	14,870	(14,212)	658	14,870	(13,209)	1,661
Customer relationships	5 - 12	217,131	(136,189)	80,942	219,788	(120,384)	99,404
Contract rights under development and placement fees	1 - 7	47,012	(13,810)	33,202	48,180	(8,888)	39,292
Gaming software and technology platforms	1 - 7	169,347	(110,520)	58,827	162,391	(96,193)	66,198
Intellectual property	10 - 12	19,345	(8,974)	10,371	19,345	(7,575)	11,770
		$479,831	$(283,705)	$196,126	$476,700	$(246,249)	$230,451

Intangible assets are amortized over their respective estimated useful lives ranging from one to twelve years. Amortization expense related to intangible assets was $10.9 million and $12.1 million for the three months ended September 30, 2020 and 2019, respectively. Amortization expense related to intangible assets was $36.1 million and $35.3 million for the  nine months ended September 30, 2020 and 2019, respectively.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairments recorded for the period ended September 30, 2020. For the period ended  September 30, 2019, we recorded a full impairment of RMG customer relationships, gaming licenses, and game content, which had a carrying value of $0.6 million. We also reduced the value of the RMG technology platform by $0.7 million to its fair value of $0.4 million as of  September 30, 2019.

The Company enters into development agreements and placement fee agreements with certain customers to secure floor space under lease agreements for its gaming machines. Amounts paid in connection with the development agreements are repaid to the Company in accordance with the terms of the agreement, whereas placements fees are not reimbursed. For development agreements in the form of a loan, interest income is recognized on the repayment of the notes based on the stated rate or, if not stated explicitly in the development agreement, on an imputed interest rate. If the stated interest rate is deemed to be other than a market rate or zero, a discount is recorded on the note receivable as a result of the difference between the stated and market rate and a corresponding intangible asset is recorded. The intangible asset is recognized in the financial statements as a contract right under development agreement and amortized as a reduction in revenue over the term of the agreement. Placement fees can be in the form of cash paid upfront or free lease periods and are accreted over the life of the contract and the expense is recorded as a reduction of revenue. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $1.9 million and $1.7 million for the three months ended September 30, 2020 and 2019, respectively. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $5.6 million and $4.6 million for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 5. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Salary and payroll tax accrual	$5,149	$8,691
Taxes payable	3,818	4,151
Current portion of operating lease liability	1,964	2,175
License fee obligation	1,000	1,000
Placement fees payable	7,892	8,346
Accrued other	8,232	10,477
Total accrued liabilities	$28,055	$34,840

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 6. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30, 2020	December 31, 2019
First Lien Credit Facilities:
Term loans, interest at LIBOR or base rate plus 3.5% (4.5% at September 30, 2020), net of unamortized discount and deferred loan costs of $7.0 million and $9.0 million at September 30, 2020 and December 31, 2019, respectively.	$520,996	$522,990
Incremental term loans, interest at LIBOR or base rate plus 13.0% (14.0% at September 30, 2020), net of unamortized discount and deferred loan costs of $8.0 million at September 30, 2020.	$86,742	$-
Revolving credit facility, interest at LIBOR or base rate plus 3.5% (3.8% at September 30, 2020)	30,000	-
Finance leases	1,555	1,737
Total debt	639,293	524,727
Less: Current portion	(7,061)	(6,038)
Long-term debt	$632,232	$518,689

First Lien Credit Facilities

On June 6, 2017 (the “Closing Date”), AP Gaming I, LLC (the “Borrower”), a wholly owned indirect subsidiary of the Company, entered into a first lien credit agreement (“the First Lien Credit Agreement”), providing for $450.0 million in term loans and a $30.0 million revolving credit facility. The proceeds of the term loans were used primarily to repay the Company's then existing term loans, other indebtedness, to pay for the fees and expenses incurred in connection with the foregoing and otherwise for general corporate purposes. The full amount of the revolving credit facility was drawn on March 19, 2020 as a precautionary measure in order to increase the Company’s cash position and facilitate financial flexibility in light of the uncertainty in the global markets resulting from the COVID-19 outbreak. The full amount of the revolving credit facility was repaid in October 2020 and remains available for the Company to draw upon in the future. The term loans will mature on February 15, 2024, and the revolving credit facility will mature on June 6, 2022. The term loans require scheduled quarterly payments in amounts equal to 0.25% of the original aggregate principal amount of the term loans, with the balance due at maturity.  Borrowings under the term loans and revolving credit facility bear interest at a rate equal to, at the Borrower’s option, either LIBOR or the base rate, subject to an interest rate floor plus an applicable margin rate. In addition, on a quarterly basis, the Borrower is required to pay each lender under the revolving credit facility a commitment fee in respect of any unused commitments thereunder at a rate of 0.50% per annum.

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

On May 1, 2020 the Borrower entered into an Incremental Assumption and Amendment Agreement No. 4 (“Amendment No. 4”) with certain of the Borrower’s subsidiaries, the lenders party thereto and the administrative agent, which amended the First Lien Credit Agreement to provide for covenant relief (as described in Note 1) as well as an aggregate principal amount of $95.0 million in incremental term loans, of which the net proceeds received by the Company were $83.3 million after original issue discount and related fees. The incremental term loans incurred pursuant to Amendment No. 4 bear interest at a rate equal to, at the Borrower’s option, either LIBOR or the base rate, subject to an interest rate floor plus an applicable margin of 13% for LIBOR loans and 12% for base rate loans. Any voluntary prepayment of the incremental term loans incurred pursuant to Amendment No. 4 during the first two years after May 1, 2020 will subject to a customary ”make-whole” premium. On or after May 1, 2022 and prior to November 1, 2022, a voluntary prepayment of the incremental term loans incurred pursuant to Amendment No. 4 will be accompanied by a 1.00% payment premium. Other than described above, the incremental term loans have the same terms applicable to the outstanding term loans under the First Lien Credit Agreement.

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

As of September 30, 2020, we were in compliance with the required covenants of our debt instruments.  See Note 1 “Liquidity and Financing and COVID-19” for a description of a change to our financial covenants for future periods.

Finance Leases

The Company has entered into leases for vehicles and equipment that are accounted for as finance leases.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Our amended and restated articles of incorporation provide that our authorized capital stock will consist of 450,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share. As of September 30, 2020, we have 35,697,583 shares of common stock and zero shares of preferred stock outstanding.

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

NOTE 8. WRITE-DOWNS AND OTHER CHARGES

The Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income include various transactions, such as loss on disposal or impairment of long-lived assets and fair value adjustments to contingent consideration that have been classified as write-downs and other charges. During the three months ended September 30, 2020, the Company recognized $1.9 million in write-downs and other charges primarily related to the write-off of placement fee intangible assets associated with the sale of previously leased EGMs to distributors in the period.

During the nine months ended September 30, 2020, the Company recognized $2.8 million in write-downs and other charges driven by the write-off of placement fee intangible assets associated with the sale of previously leased EGMs to distributors in the period of $1.9 million, fair value adjustments to contingent consideration of $0.8 million (the Company used level 3 fair value inputs based on projected cash flows), and $0.1 million in other write-downs.

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

There were no potentially dilutive securities for the three and nine months ended September 30, 2020.

Excluded from the calculation of diluted EPS for the three months ended  September 30, 2020 were 955,792 restricted shares, as such securities were anti-dilutive. Excluded from the calculation of diluted EPS for the nine months ended  September 30, 2020 were 857,453 restricted shares and 43,454 stock options, as such securities were anti-dilutive.

Excluded from the calculation of diluted EPS for the three months ended  September 30, 2019 was 651,611 restricted shares and 505,309 stock options, as such securities were anti-dilutive. Excluded from the calculation of diluted EPS for the nine months ended September 30, 2019 was 594,265 restricted shares and 733,605 stock options, as such securities were anti-dilutive.

NOTE 10. BENEFIT PLANS

The Company has established a 401(k) plan (the “401(k) Plan”) for its employees. The 401(k) Plan allows employees to contribute a portion of their earnings, and the Company may match a percentage of the contributions on a discretionary basis. In April 2020, the Company temporarily suspended 401(k) matching contributions and there were no contribution expenses associated with the 401(k) Plan for the three months ended September 30, 2020. The expense associated with the 401(k) Plan for the three months ended September 2019, was $0.3 million. The expense associated with the 401(k) Plan for the nine months ended  September 30, 2020 and 2019, was $0.4 million and $1.0 million, respectively.

On April 28, 2014, the board of directors of the Company approved the 2014 Long-Term Incentive Plan (“LTIP”). Under the LTIP, the Company is authorized to grant nonqualified stock options, rights to purchase shares of common stock, restricted stock, restricted stock units and other awards to be settled in, or based upon, shares of common stock to persons who are directors and employees of and consultants to the Company or any of its subsidiaries on the date of the grant. The LTIP will terminate ten years after approval by the board. Subject to adjustments in connection with certain changes in capitalization, the maximum number of shares of common stock that may be delivered pursuant to awards under the LTIP is 2,253,735 after giving effect to the 1.5543 - for - 1 stock split consummated on January 30, 2018 in connection with our initial public offering.  As of September 30, 2020, 423,268 shares remain available for issuance; however, the Company will not issue additional awards under this plan.

On January 16, 2018, our board adopted and our stockholders approved the 2018 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) pursuant to which equity-based and cash incentives may be granted to participating employees, directors and consultants. The Omnibus Incentive Plan, as amended, provides for an aggregate of 4,607,389 shares of our common stock and 2,186,046 shares remain available for issuance.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 11. STOCK-BASED COMPENSATION

The Company has granted equity or equity-based awards to eligible participants under its incentive plans. The awards include options to purchase the Company’s common stock, restricted stock or restricted stock units and phantom stock units. These awards include a combination of service and market conditions, as further described below.

For the three months ended September 30, 2020, the Company recognized $0.1 million in stock-based compensation for stock options and $1.6 million for restricted stock or restricted stock unit awards. For the nine months ended September 30, 2020, the Company recognized $0.3 million in stock-based compensation for stock options and $4.4 million for restricted stock or restricted stock unit awards. For the three months ended  September 30, 2019, the Company recognized $0.2 million in stock-based compensation for stock options and $1.8 million for restricted stock or restricted stock unit awards. For the nine months ended  September 30, 2019, the Company recognized $0.7 million in stock-based compensation for stock options and $4.6 million for restricted stock and restricted stock unit awards.

We recognize stock-based compensation on a straight-line basis over the vesting period for time-based awards and we recognize the expense for awards with market conditions over the service period derived from the related valuation. As of September 30, 2020, $0.4 million of unrecognized compensation expense was associated with stock options, $12.0 million was associated with restricted stock or restricted stock units and $2.1 million with phantom stock units. The unrecognized compensation expense associated with stock options, restricted and phantom stock units is expected to be recognized over a 1.4, 2.3 and 2.5 year weighted average period, respectively.

The Company calculates the grant date fair value of stock options that vest over a service period using the Black Scholes model. For stock options and other stock awards that contain a market condition related to the return on investment that the Company’s stockholders achieve or obtaining a certain stock price, the awards are valued using a lattice-based valuation model. The assumptions used in these calculations are the expected dividend yield, expected volatility, risk-free interest rate and expected term (in years). Expected volatilities are based on implied volatilities from comparable companies. The expected time to liquidity is based on Management’s estimate. The risk-free rate is based on the U.S. Treasury yield curve for a term equivalent to the estimated time to liquidity. There were no options granted during the three and nine months ended September 30, 2020.

Stock Options

Stock option awards represent options to purchase common stock and are granted pursuant to the Company’s incentive plans, and include options that the Company primarily classifies as Tranche A or time based, Tranche B and Tranche C.

Tranche A or time-based options are eligible to vest in equal installments of 20% or 25% on each of the first five or four anniversaries of the date of the grant, subject to continued employment with the Company or its subsidiaries. In the event of a termination of employment without cause or as a result of death or disability, any such time-based options which would have vested on the next applicable vesting date shall become vested, and the remaining unvested time-based options shall be forfeited. In addition, upon a Change in Control (as defined in the incentive plans), subject to continued employment through the date of the Change in Control, all outstanding unvested time-based options shall immediately vest. An IPO does not qualify as a Change in Control as it relates to the vesting of stock options.

All other option awards are eligible to vest upon the satisfaction of certain performance conditions (collectively, “Performance Options”). These performance conditions included the achievement of investor returns or common stock trading prices. These performance conditions were achieved in October of 2018 for all Performance Options that have been granted and there are currently 556,763 Performance Options exercisable and outstanding.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

A summary of the changes in stock options outstanding during the nine months ended September 30, 2020 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2019	1,382,986	$9.10	5.45	$4,793
Granted	-	-	-	-
Exercised	(15,544)	$10.15
Canceled or forfeited	(74,607)	$7.28
Options outstanding as of September 30, 2020	1,292,835	$9.19	4.69	$-
Options exercisable as of September 30, 2020	1,223,019	$8.84	4.57	$-

Restricted Stock and Restricted Stock Units

Restricted stock awards and restricted stock units are typically eligible to vest in equal installments of 25% on each of the first four anniversaries of the date of the grant, subject to continued employment with the Company or its subsidiaries. In the event of a termination of employment without cause upon or within 12 months following a change in control or as a result of death or disability, any such unvested time-based awards shall become vested.

Certain restricted stock units are eligible to vest upon the satisfaction of certain performance conditions. Vesting occurs on the first day that the average price per share of our common stock for the prior 60 consecutive trading days exceeds certain stock prices, subject to continued employment with the Company or its subsidiaries.

A summary of the changes in restricted stock outstanding during the nine months ended September 30, 2020 is as follows:

	Shares Outstanding	Grant Date Fair Value (per share)
Restricted Stock Outstanding as of December 31, 2019	712,496	$23.66
Granted	1,342,322	$3.98
Vested	(217,668)	$18.62
Canceled or forfeited	(34,225)	$23.84
Restricted stock outstanding as of September 30, 2020	1,802,925	$9.61

Phantom Stock Units

Phantom stock awards are typically eligible to vest in equal installments of 25% on each of the first four anniversaries of the date of the grant, subject to continued employment with the Company or its subsidiaries. In the event of a termination of employment without cause upon or within 12 months following a change in control or as a result of death or disability, any such unvested awards shall become vested. The first vesting tranche of the phantom stock award must be settled in cash and the second, third and fourth vesting tranches may be settled in cash or stock at the Company’s discretion. The phantom stock awards that the Company intends to settle in cash are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period. The liability associated with such rewards is included in “Accrued Liabilities” within the unaudited Condensed Consolidated Balance Sheets. All other stock-based awards are classified as equity.

A summary of the changes in phantom stock outstanding during the nine months ended September 30, 2020 is as follows:

	Shares Outstanding	Grant Date Fair Value (per share)
Phantom Stock Outstanding as of December 31, 2019	-	$-
Granted	616,224	$3.94
Vested	-	$-
Canceled or forfeited	-	$-
Phantom stock outstanding as of September 30, 2020	616,224	$3.94

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 12. INCOME TAXES

The Company's effective income tax rate for the three months ended  September 30, 2020, was a benefit of 13.1%. The difference between the federal statutory rate of 21.0% and the Company’s effective tax rate for the three months ended  September 30, 2019, was primarily due to changes in our valuation allowance on deferred tax assets and lapse in the applicable statute of limitations for certain uncertain tax positions. The Company's effective income tax rate for the three months ended  September 30, 2019, was an expense of 53.6%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended  September 30, 2019, was primarily due to changes in our valuation allowance on deferred tax assets and changes in the estimated forecast of pre-tax book income and loss for each respective jurisdiction.

The Company's effective income tax rate for the nine months ended  September 30, 2020, was a benefit of 6.9%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the nine months ended  September 30, 2020, was primarily due to changes in our valuation allowance on deferred tax assets, various permanent items and lapse in the applicable statute of limitations for certain uncertain tax positions. The Company's effective income tax rate for the nine months ended  September 30, 2019, was a benefit of 23.1%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the nine months ended September 30, 2019, was primarily due to changes in our valuation allowance on deferred tax assets, various permanent items, lapse in the applicable statute of limitations for certain uncertain tax positions and impairment of goodwill.

The Company entered into an indemnification agreement with the prior owners of Cadillac Jack (acquired in May of 2015) whereby the prior owners have agreed to indemnify the Company for changes in tax positions by taxing authorities for periods prior to the acquisition. As of September 30, 2020, an indemnification receivable of $0.7 million has been recorded in other assets in the financial statements. This amount includes the indemnification of the original pre-acquisition tax positions along with any related accrued interest and penalties and is offset by a corresponding liability for unrecognized tax benefits in other long-term liabilities. When the related unrecognized tax benefits are favorably resolved, a corresponding charge to relieve the associated indemnification receivable would be recognized in our Consolidated Statements of Operations and Comprehensive (Loss) Income.

During the three months ended September 30, 2020, there was no change in the indemnification receivable. During the nine months ended September 30, 2020, the Company recognized a $3.2 million reduction in the indemnification receivable and related charges in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income primarily due to lapse in the applicable statute of limitations on indemnified tax positions. During the three and nine months ended September 30, 2019, the Company recognized a $0.1 million increase and a $5.4 million reduction in the indemnification receivable and related charge in our Consolidated Statements of Operations and Comprehensive (Loss) Income due to accrued interest and lapse in the applicable statute of limitations on indemnified tax positions.

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

On July 31, 2020, a second plaintiff, Andrew Miller, filed a putative class action lawsuit in the same court that alleges essentially the same claims on behalf of the same putative class against the same defendants as in the earlier-filed Chowdhury action. U.S. District Court for the District of Nevada, Case No. 20-cv-1428. As in Chowdhury, the complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  The defendants believe these claims too are without merit, and intend to defend vigorously against them, but there can be no assurances as to the outcome.

On August 4, 2020, a third plaintiff, Oklahoma Police Pension and Retirement System (“OPPRS”), filed a putative class action lawsuit in the same court asserting similar claims to those alleged in Chowdhury and Miller, based on substantially the same conduct. U.S. District Court for the District of Nevada, Case No. 20-cv-1443. Specifically, OPPRS claims that the Company, certain of its officers, and certain entities that allegedly beneficially held over 50% of the Company’s common stock at the beginning of the class period, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by allegedly making false and misleading statements concerning, among other things, the Company’s forward-looking financial outlook and accounting for goodwill and intangible assets in its iGaming reporting unit, and the adequacy of its internal controls over financial reporting, resulting in injury to the purported class members as a result of the decline in the value of the Company’s common stock following its release of its second quarter 2019 results on August 7, 2019.  OPPRS brings these Exchange Act claims on behalf of a slightly larger putative class than in Chowdhury and Miller, and includes all persons who purchased or otherwise acquired Company securities between May 3, 2018 and August 7, 2019. In addition, based on substantially similar alleged false or misleading statements, OPPRS asserts claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, on behalf of all persons who purchased Company common stock pursuant and/or traceable to the Company’s August 2018 and March 2019 secondary public offerings.  These secondary offering claims are brought against the same defendants identified above, plus certain of the Company’s directors and the underwriters.  The defendants believe the claims are without merit, and intend to defend vigorously against them, but there can be no assurances as to the outcome.

These three related putative class actions pending in the United States District Court for the District of Nevada will be consolidated in the next few months.

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

Segment revenues include leasing, licensing, or selling of products within each reportable segment. Segment adjusted EBITDA includes the revenues and operating expenses from each segment adjusted for depreciation, amortization, write-downs and other charges, accretion of placement fees, non-cash stock based compensation expense, as well as other costs such as certain acquisitions and integration-related costs including restructuring and severance charges; initial public offering and secondary offerings costs; legal and litigation expenses including settlement payments; new jurisdictions and regulatory licensing costs; non-cash charges on capitalized installation and delivery; contract cancellation fees; and other adjustments primarily composed of professional fees incurred by the Company for projects, corporate and public filing compliance and other costs deemed to be non-recurring in nature. Revenues in each segment are attributable to third parties and segment operating expenses are directly associated with the product lines included in each segment such as research and development, product approval costs, product-related litigation expenses, sales commissions and other directly allocable sales expenses. Cost of gaming operations and cost of equipment sales primarily include the cost of products sold, service, manufacturing overhead, shipping and installation.

Segment adjusted EBITDA excludes other income and expense, income taxes and certain expenses that are managed outside of the operating segments.

The following provides financial information concerning our reportable segments for the three and nine months ended September 30, 2020 and 2019 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues by segment
EGM	$45,081	$75,299	$109,393	$215,932
Table Products	2,262	2,861	5,418	7,437
Interactive	1,941	1,217	5,574	3,559
Total Revenues	49,284	79,377	$120,385	$226,928
Adjusted EBITDA by segment
EGM	25,000	35,825	46,181	108,088
Table Products	1,272	1,409	2,044	2,694
Interactive	750	(447)	2,145	(1,985)
Subtotal	27,022	36,787	50,370	108,797
Write-downs and other:
Loss on disposal of long-lived assets	1,930	570	2,004	1,015
Impairment of long-lived assets	-	136	6	5,343
Fair value adjustments to contingent consideration and other items	2	101	796	501
Depreciation and amortization	20,463	23,810	66,353	69,002
Accretion of placement fees(1)	1,910	1,747	5,643	4,550
Non-cash stock-based compensation expense	1,733	1,959	4,726	5,309
Acquisitions and integration-related costs including restructuring and severance	79	481	311	2,944
Initial public offering costs and secondary offering	-	(11)	-	414
Legal and litigation expenses including settlement payments	389	1,745	389	1,748
Non-cash charge on capitalized installation and delivery	505	679	1,824	1,991
Other adjustments	2,413	(9)	4,652	58
Interest expense	11,330	9,320	30,566	27,754
Interest (income)	(671)	(42)	(843)	(112)
Loss on extinguishment and modification of debt	-	-	3,102	-
Other expense	(311)	(106)	3,993	5,108
(Loss) income before income taxes	$(12,750)	$(3,593)	$(73,152)	$(16,828)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements include any statements that address future results or occurrences. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “would,” “should,” “could” or the negatives thereof. Generally, the words “anticipate,” “believe,” “continue,” “expect,” “intend,” “estimate,” “project,” “plan” and similar expressions identify forward-looking statements. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained elsewhere in this Quarterly Report on Form 10-Q as well as those discussed under “Item 1. Business” and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year-ended December 31, 2019 are forward-looking statements. These forward-looking statements include statements that are not historical facts, including statements concerning our possible or assumed future actions and business strategies. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, which could cause our actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. Given the risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements are made only as of the date of this Quarterly Report. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments unless required by federal securities law. New factors emerge from time to time, and it is not possible for us to predict all such factors.

Unless the context indicates otherwise, or unless specifically stated otherwise, references to the “Company”, “PlayAGS”, “AGS”, “we”, “our” and “us” refer to PlayAGS, Inc. and its consolidated subsidiaries.

Overview

We are a leading designer and supplier of EGMs and other products and services for the gaming industry. We operate our business in three distinct segments: EGMs, Table Products and Interactive. Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line. Founded in 2005, we historically focused on supplying EGMs, including slot machines, video bingo machines, and other electronic gaming devices, to the Native American gaming market. Since 2014, we have expanded our product line-up to include: (i) Class III EGMs for commercial and Native American casinos permitted to operate Class III EGMs, (ii) table game products and (iii) interactive products, all of which we believe provide us with growth opportunities as we expand in markets where we currently have limited or no presence. For the period ended September 30, 2020, approximately 74% of our total revenue was generated through recurring contracted lease agreements whereby we place EGMs and table game products at our customers’ gaming facilities under either a revenue sharing agreement (we receive a percentage of the revenues that these products generate) or fee-per-day agreement (we receive a daily or monthly fixed fee per EGM or table game product), or recurring revenue from our Interactive gaming operations.

EGM Segment

EGMs constitute our largest segment, representing 91% of our revenue for three months ended September 30, 2020. We have a library of proprietary game titles that we deliver on several state-of-the-art EGM cabinets. These include our premium lease only cabinets the Orion Starwall, Orion Rise and Big Red. Also, our core cabinets that are available for sale and lease include the Orion Portrait, Orion Curve, Orion Slant, Orion Upright and ICON.

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

Table Products

In addition to our existing portfolio of EGMs, we also offer our customers more than 40 unique table product offerings, including live felt table games, side bet offerings, progressives, card shufflers, signage, and other ancillary table game equipment. Our table products are designed to enhance the table games section of the casino floor (commonly known as “the pit”). Over the past 10 years, there has been a trend of introducing side bets on blackjack tables to increase the game’s overall hold. Our table products segment offers a full suite of side bets and specialty table games that capitalize on this trend, and we believe that this segment will serve as an important growth engine for the Company, including by generating further cross-selling opportunities with our EGM offerings. As of September 30, 2020, we had an installed base of 4,012 table products domestically and internationally and we believe we are presently a leading supplier of table products to the gaming industry based on number of products placed.

Our Table Products segment focuses on high margin recurring revenue generated by leases. Nearly all of the revenue we generate in this segment is recurring.

Interactive

We operate a Business-to-Business ("B2B") online gaming platform for content aggregation that we offer to our real-money gaming (“RMG”) online casino customers. Our B2B platform, the AxSys Games Marketplace, aggregates content from several game suppliers and offers online casino operators the convenience to reduce the number of integrations that are needed to supply the online casino. By integrating with us, online casino operators have access to a significant amount of content from numerous game suppliers. We operate the AxSys Games Marketplace in regulated, legal online gaming jurisdictions such as the UK, parts of Europe, New Jersey, and Pennsylvania.

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

The factors above have been significantly affected by COVID-19 and the related closure of nearly all of our casino customer locations. Due to the business disruption caused by the rapid nationwide spread of the novel coronavirus and the actions by state and tribal governments and businesses to contain the virus, almost all of the Company’s customers closed their operations during the month of March and April 2020 and their respective markets have been significantly and adversely impacted. Beginning in May 2020 and continuing through September, casinos began to reopen at limited capacity and nearly all of our customers' casino properties in the United States and Canada were partially open as of September 30, 2020 under limited operations. As of September 30, 2020, in Mexico, approximately half of our customers' casinos were partially open under capacity limitations. As a result of the temporary closures of our casino customers, there has been a decrease in the amount of money spent by consumers on our revenue shared installed base and the amount of daily fees of our participation EGMs and a slow down to the expansion of existing casinos or development of new casinos. Specifically, gaming operations revenue and equipment sales have decreased compared to the prior year period as a result of the temporary closures of our casino customers. Similarly, our EGM and Table Products segment operating results have been disrupted because each segment’s activities including design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of its products lines have been temporarily halted or significantly reduced. In addition, each segment’s revenue from leasing, licensing and selling products has been adversely impacted due to the temporary closures of our casino customers. As a result, the Company took several actions to adapt to the severity of the crisis. Among other things, the Company implemented short-term furloughs with retained benefits, company-wide salary reductions, and reduced its workforce by over 10%. Our non-employee directors have also agreed to reduce their fees by 50%. Some of the Company's customers have reopened at limited capacity, some have reopened and then been required to close again due to local conditions and regulations relating to the spread of the coronavirus, and there are also customers who still remain closed. Depending on the length of casino closures and if they are required to close again, the Company will consider additional reductions to payroll and related expenses through additional employee furloughs in order to conserve liquidity.

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

Integrity.
During the quarter ended March 31, 2019, we acquired all of the equity of Integrity Gaming Corp. (“Integrity”), a regional slot route operator with over 2,500 gaming machines in operation across over 33 casinos in Oklahoma and Texas. The acquisition was accounted for as an acquisition of a business and the assets acquired and liabilities assumed were measured based on our estimates of their fair values at the acquisition date. We attribute the goodwill recognized to our ability to utilize Integrity’s installed base to maximize revenue of the combined product portfolio and the synergies we can obtain through the reduction in our combined service and overhead costs. The total consideration for this acquisition was $52.6 million. The consideration was allocated primarily to non-tax deductible goodwill for $11.4 million, property and equipment of $12.7 million and intangible assets of $30.6 million.

Results of Operations

Three Months Ended September 30, 2020 compared to the Three Months Ended September 30, 2019

The following tables set forth certain selected condensed consolidated financial data for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		$	%
	2020	2019	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$36,299	$52,522	$(16,223)	(30.9)%
Equipment sales	12,985	26,855	(13,870)	(51.6)%
Total revenues	49,284	79,377	(30,093)	(37.9)%
Operating expenses
Cost of gaming operations	8,268	10,170	(1,902)	(18.7)%
Cost of equipment sales	3,981	13,479	(9,498)	(70.5)%
Selling, general and administrative	10,862	16,861	(5,999)	(35.6)%
Research and development	6,180	8,671	(2,491)	(28.7)%
Write-downs and other charges	1,932	807	1,125	139.4%
Depreciation and amortization	20,463	23,810	(3,347)	(14.1)%
Total operating expenses	51,686	73,798	(22,112)	(30.0)%
(Loss) income from operations	(2,402)	5,579	(7,981)	(143.1)%
Other expense (income)
Interest expense	11,330	9,320	2,010	21.6%
Interest income	(671)	(42)	(629)	1497.6%
Loss on extinguishment and modification of debt	-	-	-	-
Other expense	(311)	(106)	(205)	193.4%
(Loss) income before income taxes	(12,750)	(3,593)	(9,157)	254.9%
Income tax (expense) benefit	1,672	(1,926)	3,598	(186.8)%
Net (loss) income	(11,078)	(5,519)	(5,559)	100.7%
Less: Net income attributable to non-controlling interests	-	(17)	17	(100.0)%
Net (loss) income attributable to PlayAGS, Inc.	$(11,078)	$(5,536)	$(5,542)	100.1%

Revenues

Gaming Operations.

Gaming operations revenue decreased $16.2 million primarily due to a decrease in our EGM and Table Products segments. EGM RPD decreased by 26.3% compared to the prior year and tables average lease price decreased by 27.2% due to the temporary casino closures that began in March 2020 caused by COVID-19. Nearly all of the Company's customers were closed during April 2020 and a limited number began to reopen at reduced capacity starting in late-May through September 2020. As of September 30, 2020, nearly all of our customers' casino properties in the United States and Canada were open under limited operations. On September 30, 2020 in Mexico, approximately half of our customers' casinos were open under capacity limitations. Additional decreases in gaming operations revenue are due to a decrease in our domestic EGM installed base year over year due to sales of 1,367, lower yielding units to distributors during the last twelve months (891 in prior periods and 476 in the third quarter of 2020). During the third quarter, several of our customers reconfigured their slot floors in response to COVID and, as a result, removed nearly 350 EGMs from our domestic installed base. Our international EGM installed base also decreased year over year due primarily to the permanent closure of certain casinos in Mexico and the sale of previously leased EGMs during the last twelve months. The decrease in our EGM and Table Products segments was partially offset by an increase of $0.7 million in our Interactive segment primarily related to an increase in our RMG revenues.

Equipment Sales.

The decrease in equipment sales was primarily due to a decrease of 1,004 EGMs sold year over year. We sold 387 EGM units during the three months ended September 30, 2020, compared to 1,391 EGM units in the prior year period. EGM equipment sales revenue also includes revenue from the sale of 476 previously leased, lower yielding units to a distributor in the current year period, which units are not included in our sold unit count or domestic average sales price.

Operating Expenses

Cost of gaming operations. The decrease in costs of gaming operations was the result of a $2.2 million decrease in direct expenses that are related to the volume of revenue primarily due to decreased activity as a result of the temporary casino closures and limited capacity of re-opened casinos caused by COVID-19. The decrease was also attributable to a decrease in field service-related expenses year over year by $0.9 million. These decreases were partially offset by $0.8 million increases in inventory valuation related charges. As a percentage of gaming operations revenue, costs of gaming operations was 22.8% for the three months ended September 30, 2020 compared to 19.4% for the prior year period.

Cost of Equipment Sales. - The decrease in cost of equipment sales is attributable to the 387 EGM units sold during the three months ended September 30, 2020 compared to 1,391 units sold in prior year period. As a percentage of equipment sales revenue, costs of equipment sales was 30.7% for the three months ended September 30, 2020 compared to 50.2% for the prior year period and the difference is primarily due to the 476 units sold to a distributor in the current year at a higher margin than the Company's historical average margin.

Selling, general and administrative. - The decrease in selling, general and administrative expenses is primarily due to a decrease of $2.7 million in salary and benefits, and a $0.8 million decrease in sales and marketing expense, resulting from Management's actions taken to decrease spending amid the COVID-19 crisis including employee furloughs, reduction in work force and salary reductions. The prior year expense included a $1.6 million loss reserve recorded in the third quarter that is described in Item 1 “Financial Statements” Note 13 to our condensed consolidated financial statements. These decreases were offset by $1.2 million in bad debt expense recorded in the current year related to accounts receivable from our customers in Mexico.

Research and development. - The decrease in research and development expenses is primarily due to a decrease of $1.9 million in salary and benefits and a $0.3 million decrease in delayed development fees resulting from Management's actions taken to decrease spending amid the COVID-19 crisis including employee furloughs, reduction in work force and salary reduction.

Write-downs and other charges. - During the three months ended September 30, 2020, the Company recognized $1.9 million in write-downs and other charges primarily related to the write-off of placement fee intangible assets associated with the sale of previously leased EGMs to distributors in the period.

During the three months ended September 30, 2019, the Company recognized $0.8 million in write-downs and other charges driven by losses from the disposal of assets of $0.6 million, impairment to intangible assets of $0.1 million related to game titles and a fair value adjustment to contingent consideration of $0.1 million.

Depreciation and amortization. - The decrease was predominantly due to several assets purchased in Cadillac Jack acquisition that reached the end of their five-year useful lives during the current year.

Other Expense, net

Interest expense. The increase in interest expense is predominantly attributed to an increase of $95.0 million in the principal amounts outstanding under the incremental first lien credit facilities, an increase of $30.0 million in debt outstanding on our revolving credit facility and additional interest from financed placement fees. See Item 1. “Financial Statements” Note 6 for a detailed discussion regarding long-term debt. These increases in debt principal are offset by a decrease in variable interest rate applicable to the loans under the first lien credit facilities year over year.

Other expense.  The change in other expense was due to the effect of foreign currency fluctuation on trade payables and receivables denominated in foreign currencies.

Income Taxes. The Company's effective income tax rate for the three months ended September 30, 2020, was a benefit of 13.1%. The difference between the federal statutory rate of 21.0% and the Company’s effective tax rate for the three months ended September 30, 2020, was primarily due to changes in our valuation allowance on deferred tax assets and lapse in the applicable statute of limitations for certain uncertain tax positions. The Company's effective income tax rate for the three months ended September 30, 2019, was an expense of 53.6%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended September 30, 2019, was primarily due to changes in our valuation allowance on deferred tax assets and changes in the estimated forecast of pre-tax book income and loss for each respective jurisdiction.

Nine Months Ended September 30, 2020 compared to the Nine Months Ended September 30, 2019

The following tables set forth certain selected condensed consolidated financial data for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,		$	%
	2020	2019	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$89,173	$158,976	$(69,803)	(43.9)%
Equipment sales	31,212	67,952	(36,740)	(54.1)%
Total revenues	120,385	226,928	(106,543)	(47.0)%
Operating expenses
Cost of gaming operations	23,756	30,721	(6,965)	(22.7)%
Cost of equipment sales	13,351	32,906	(19,555)	(59.4)%
Selling, general and administrative	31,111	46,343	(15,232)	(32.9)%
Research and development	19,342	25,175	(5,833)	(23.2)%
Write-downs and other charges	2,806	6,859	(4,053)	(59.1)%
Depreciation and amortization	66,353	69,002	(2,649)	(3.8)%
Total operating expenses	156,719	211,006	(54,287)	(25.7)%
Income from operations	(36,334)	15,922	(52,256)	(328.2)%
Other expense (income)
Interest expense	30,566	27,754	2,812	10.1%
Interest income	(843)	(112)	(731)	652.7%
Loss on extinguishment and modification of debt	3,102	-	3,102	100.0%
Other expense	3,993	5,108	(1,115)	(21.8)%
Loss before income taxes	(73,152)	(16,828)	(56,324)	334.7%
Income tax benefit	5,016	3,884	1,132	29.1%
Net (loss) income	(68,136)	(12,944)	(55,192)	426.4%
Less: Net income attributable to non-controlling interests	-	(231)	231	(100.0)%
Net loss attributable to PlayAGS, Inc.	$(68,136)	$(13,175)	$(54,961)	417.2%

Revenues

Gaming Operations. Gaming operations revenue decreased $69.8 million primarily due to a decrease in our EGM segment. EGM RPD decreased by 42.2% compared to the prior year primarily due to the temporary casino closures that began in March 2020 caused by COVID-19. Nearly all of the Company's customers were closed during April 2020 and a limited number began to reopen at reduced capacity in late-May through September 2020. As of September 30, 2020, nearly all of our customers' casino properties in the United States and Canada were open under limited operations. On September 30, 2020 in Mexico, approximately half of our customers' casinos were open under capacity limitations. Additional decreases in gaming operations revenue are due to a decrease in our domestic EGM installed base year over year due to sales of 1,367 previously leased, lower yielding units to distributors during the last twelve months (327 units were sold in Q4 2019 and 1,040 units were sold in the current year period). During the third quarter, several of our customers reconfigured their slot floors in response to COVID and, as a result, removed nearly 350 EGMs from our domestic installed base. Our international EGM installed base also decreased year over year due primarily to the permanent closure of certain casinos in Mexico and the sale of previously leased EGMs during the last twelve months. The decrease in our EGM segment was partially offset by an increase of $2.0 million in our Interactive segment primarily related to an increase in our RMG revenues.

Equipment Sales. The decrease in equipment sales revenue is due to the sale of 1,060 EGM units in the nine months ended September 30, 2020, compared to 3,596 EGM units in the prior year period, as well as due to a 2.1% decrease in the domestic average sales price compared to the prior year period. EGM equipment sales revenue also includes revenue from the sale of 1,040 previously leased, lower yielding units to a distributor in the current year period, which units are not included in our sold unit count or domestic average sales price.

Operating Expenses

Cost of gaming operations.  The decrease in costs of gaming operations was the result of a $7.1 million decrease in direct expenses that are related to the volume of revenue primarily due to decreased activity as a result of the temporary casino closures that began in March 2020 caused by COVID-19. The decrease was also attributable to a decrease in field service-related expenses compared to the prior year period by $2.5 million. These decreases were partially offset by $1.7 million in unapplied labor and overhead primarily from idle facilities that were not utilized due to COVID-19 and by $1.0 million in inventory valuation related charges in the current year period. As a percentage of gaming operations revenue, costs of gaming operations was 26.6% for the nine months ended September 30, 2020 compared to 19.3% for the prior year period.

Cost of Equipment Sales. The decrease in cost of equipment sales is attributable to the sale of 1,060 EGM units sold for the nine months ended September 30, 2020 compared to 3,596 units sold in prior year period. As a percentage of equipment sales revenue, costs of equipment sales was 42.8% for the nine months ended September 30, 2020 compared to 48.4% for the prior year period and the difference is primarily due to the 1,040 units sold to a distributor in the current year at a higher margin than the Company's historical average margin.

Selling, general and administrative. The decrease in selling, general and administrative expenses is primarily due to a decrease of $6.7 million in salary and benefits, a decrease of $3.9 million in professional fees, $1.9 million decrease in sales and marketing expense, and a $1.3 million decrease in travel and entertainment expense, all resulting from Management's actions taken to decrease spending amid the COVID-19 crisis including employee furloughs, reduction in work force and salary reduction. The prior year expense included a $1.6 million loss reserve recorded in the third quarter that is described in Item 1 “Financial Statements” Note 13 to our condensed consolidated financial statements. The decreases was also offset by $1.4 million in bad debt expense recorded in the current year related to accounts receivable from our customers in Mexico.

Research and development. The decrease in research and development expenses is primarily due to a $4.7 million decrease in salary and benefits, a $0.9 million decrease in delayed development fees, and a $0.4 million decrease in travel and entertainment expense, all resulted from Management's actions taken to decrease spending amid the COVID-19 crisis including employee furloughs, reduction in work force and salary reduction.

Write-downs and other charges. During the nine months ended September 30, 2020, the Company recognized $2.8 million in write-downs and other charges driven by the write-off of placement fee intangible assets associated with the sale of previously leased EGMs to distributors in the period of $1.9 million, fair value adjustments to contingent consideration of $0.8 million, and $0.1 million in other write-downs.

During the nine months ended September 30, 2019, the Company recognized $6.9 million in write-downs and other charges driven by the impairment of goodwill in our RMG Interactive reporting unit of $3.5 million as well as related impairments of intangible assets in the RMG Interactive reporting unit of $1.3 million. We also recorded losses from the disposal of assets of $1.0 million, a fair value adjustment to contingent consideration of $0.5 million and the impairment to intangible assets of $0.5 million related to game titles.

Depreciation and amortization. The decrease was predominantly due to decrease in depreciation and amortization of assets purchased in the Cadillac Jack acquisition that reached the end of their five-year useful lives during the current year.

Other Expense, net

Interest expense. The increase in interest expense is predominantly attributed to an increase of $95.0 million in the principal amounts outstanding under the incremental first lien credit facilities, an increase of $30.0 million in debt outstanding on our revolving credit facility and additional interest from financed placement fees. See Item 1. “Financial Statements” Note 6 for a detailed discussion regarding long-term debt. These increases in debt principal were offset by a decrease in variable interest rate applicable to the loans under the first lien credit facilities year over year.

Other expense (income). - The decrease is predominantly attributed to the write-off of indemnification receivables of $5.4 million in the prior year period compared to $3.5 million in the current year as the related liability for uncertain tax positions was also written-off due to the lapse in the statute of limitations. See Item 1. “Financial Statements” Note 12 for a detailed description of the indemnification receivable. The remaining change was due to the effect of foreign currency fluctuation on trade payables and receivables denominated in foreign currencies.

Income Taxes. The Company's effective income tax rate for the nine months ended September 30, 2020, was a benefit of 6.9%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the nine months ended September 30, 2020, was primarily due to changes in our valuation allowance on deferred tax assets and lapse in the applicable statute of limitations for certain uncertain tax positions. The Company's effective income tax rate for the nine months ended September 30, 2019, was a benefit of 23.1%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the nine months ended September 30, 2019, was primarily due to changes in our valuation allowance on deferred tax assets, various permanent items and lapse in the applicable statute of limitations for certain uncertain tax positions.

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

The tables below present each of the Adjusted Expenses and include a reconciliation to the nearest GAAP measure.

Electronic Gaming Machines

Three Months Ended September 30, 2020 compared to the Three Months Ended September 30, 2019

	Three Months Ended September 30,		$	%
(amounts in thousands, except unit data)	2020	2019	Change	Change
EGM segment revenues:
Gaming operations	$32,188	$48,854	$(16,666)	(34.1)%
Equipment sales	$12,893	26,445	(13,552)	(51.2)%
Total EGM revenues	45,081	75,299	(30,218)	(40.1)%

EGM segment expenses and adjusted expenses:
Cost of gaming operations(1)	7,562	9,590	(2,028)	(21.1)%
Less: Adjustments(2)	1,634	621	1,013	163.1%
Adjusted cost of gaming operations	5,928	8,969	(3,041)	(33.9)%

Cost of equipment sales	3,960	13,279	(9,319)	(70.2)%

Selling, general and administrative	10,098	13,725	(3,627)	(26.4)%
Less: Adjustments(3)	2,652	1,646	1,006	61.1%
Adjusted cost of selling, general and administrative	7,446	12,079	(4,633)	(38.4)%

Research and development	5,240	7,564	(2,324)	(30.7)%
Less: Adjustments(4)	583	670	(87)	(13.0)%
Adjusted cost of research and development	4,657	6,894	(2,237)	(32.4)%

Accretion of placement fees	1,910	1,747	163	9.3%

EGM adjusted EBITDA	$25,000	$35,825	$(10,825)	(30.2)%

EGM unit information:
VLT	512	517	(5)	(1.0)%
Class II	11,887	12,355	(468)	(3.8)%
Class III	4,426	5,852	(1,426)	(24.4)%
Domestic installed base, end of period	16,825	18,724	(1,899)	(10.1)%
International installed base, end of period	8,030	8,668	(638)	(7.4)%
Total installed base, end of period	24,855	27,392	(2,537)	(9.3)%

Installed base - Oklahoma	9,063	10,503	(1,440)	(13.7)%
Installed base - non-Oklahoma	7,762	8,221	(459)	(5.6)%
Domestic installed base, end of period	16,825	18,724	(1,899)	(10.1)%

Domestic revenue per day	$20.81	$25.08	$(4.27)	(17.0)%
International revenue per day	$0.78	$7.99	$(7.21)	(90.2)%
Total revenue per day	$14.50	$19.68	$(5.18)	(26.3)%

Domestic EGM units Sold	387	1,350	(963)	(71.3)%
Total EGM units Sold	387	1,391	(1,004)	(72.2)%
Domestic average sales price	$18,190	$18,476	$(286)	(1.5)%

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

Gaming Operations Revenue

Gaming operations revenue decreased primarily due to a decrease in revenue per day ("RPD") of 26.3% compared to the prior year due to the temporary casino closures that began in March 2020 caused by the COVID-19 outbreak. Nearly all of the Company's customers were closed during April 2020 and a limited number began to reopen at reduced capacity in late-May through September 2020. As of September 30, 2020, nearly all of our customers' casino properties in the United States and Canada were open under limited operations. On September 30, 2020 in Mexico, approximately half of our customers' casinos were open under capacity limitations. Additional decreases in gaming operations revenue are due to a decrease in our domestic EGM installed base year over year due to sales of 1,367 previously leased, lower yielding units to distributors during the last twelve months (891 in prior periods and 476 in the current period). During the third quarter, several of our customers reconfigured their slot floors in response to COVID and, as a result, removed nearly 350 EGMs from our domestic installed base. Our international EGM installed base also decreased year over year due primarily to the permanent closure of certain casinos in Mexico and the sale of previously leased EGMs during the last twelve months.

Equipment Sales

The decrease in equipment sales was primarily due to a decrease of 1,004 EGMs sold compared year over year. We sold 387 EGM units during the three months ended September 30, 2020, compared to 1,391 EGM units in the prior year period. To a lesser extent the decrease in equipment sales revenue was also due to a 1.5% decrease in the domestic average sales price compared to the prior year period driven by differences in product mix. EGM equipment sales revenue also includes revenue from the sale of 476 previously leased, lower yielding units to a distributor in the current year period, which units are not included in our sold unit count or domestic average sales price.

EGM Adjusted EBITDA

EGM adjusted EBITDA includes revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write-downs and other charges, accretion of placement fees, as well as other costs. See Item 1. “Financial Statements” Note 14 for further explanation of adjustments. The decrease in EGM adjusted EBITDA is attributable to the decrease in revenue described above offset by the related decrease in cost of gaming operations and cost of equipment sales and a decrease in operating expenses as a result of Management's actions taken to decrease spending in response to the COVID-19 crisis. EGM adjusted EBITDA margin was 55.5% for the three months ended September 30, 2020 compared to 47.6% for the three months ended September 30, 2019, reflecting a greater mix of higher-margin lease revenues, the sale of previously leased, lower-yielding Oklahoma units to distributors with modest offsetting costs, and management's actions to reduce operating expenses and other costs in response to the COVID-19 crisis.

Electronic Gaming Machines

Nine Months Ended September 30, 2020 compared to the Nine Months Ended September 30, 2019

	Nine Months Ended September 30,		$	%
(amounts in thousands except unit data)	2020	2019	Change	Change
EGM segment revenues:
Gaming operations	$78,608	$148,515	$(69,907)	(47.1)%
Equipment sales	30,785	67,417	(36,632)	(54.3)%
Total EGM revenues	$109,393	$215,932	$(106,539)	(49.3)%

EGM segment expenses and adjusted expenses:
Cost of gaming operations(1)	21,726	28,425	(6,699)	(23.6)%
Less: Adjustments(2)	4,362	1,793	2,569	143.3%
Adjusted cost of gaming operations	17,364	26,632	(9,268)	(34.8)%

Cost of equipment sales	13,248	32,653	(19,405)	(59.4)%

Selling, general and administrative	28,695	40,018	(11,323)	(28.3)%
Less: Adjustments(3)	4,772	6,103	(1,331)	(21.8)%
Adjusted cost of selling, general and administrative	23,923	33,915	(9,992)	(29.5)%

Research and development	16,314	21,042	(4,728)	(22.5)%
Less: Adjustments(4)	1,994	1,848	146	7.9%
Adjusted cost of research and development	14,320	19,194	(4,874)	(25.4)%

Accretion of placement fees	5,643	4,550	1,093	24.0%

EGM adjusted EBITDA	$46,181	$108,088	$(61,907)	(57.3)%

EGM unit information:
VLT	512	517	(5)	(1.0)%
Class II	11,887	12,355	(468)	(3.8)%
Class III	4,426	5,852	(1,426)	(24.4)%
Domestic installed base, end of period	16,825	18,724	(1,899)	(10.1)%
International installed base, end of period	8,030	8,668	(638)	(7.4)%
Total installed base, end of period	24,855	27,392	(2,537)	(9.3)%

Installed base - Oklahoma	9,063	10,503	(1,440)	(13.7)%
Installed base - non-Oklahoma	7,762	8,221	(459)	(5.6)%
Domestic installed base, end of period	16,825	18,724	(1,899)	(10.1)%

Domestic revenue per day	$15.95	$25.88	$(9.93)	(38.4)%
International revenue per day	$2.60	$8.30	$(5.70)	(68.7)%
Total revenue per day	$11.73	$20.30	$(8.57)	(42.2)%

Domestic EGM units sold	960	3,427	(2,467)	(72.0)%
Total EGM units sold	1,060	3,596	(2,536)	(70.5)%
Domestic average sales price	$18,078	$18,463	$(385)	(2.1)%

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

Gaming Operations Revenue

Gaming operations revenue decreased $69.9 million primarily due to a decrease in RPD of 42.2% compared to the prior year primarily due to the temporary casino closures that began in March 2020 caused by COVID-19. Nearly all of the Company's customers were closed during April 2020 and a limited number began to reopen at reduced capacity in late-May through September 2020. As of September 30, 2020, nearly all of our customers' casino properties in the United States and Canada were open under limited operations. On September 30, 2020 in Mexico, approximately half of our customers' casinos were also open under capacity limitations.  Additional decreases in gaming operations revenue are due to a decrease in our domestic EGM installed base year over year due to sales of 1,367 previously leased, lower yielding units to distributors during the last twelve months (327 were sold in Q4 2019 and 1,040 in the current year period). During the third quarter, several of our customers reconfigured their slot floors in response to COVID and, as a result, removed nearly 350 EGMs from our domestic installed base. Our international EGM installed base also decreased year over year due primarily to the permanent closure of certain casinos in Mexico and the sale of previously leased EGMs during the last twelve months.

Equipment Sales

The decrease in equipment sales revenue is due to the sale of 1,060 EGM units in the nine months ended September 30, 2020, compared to 3,596 EGM units in the prior year period, as well as due to a 2.1% decrease in the domestic average sales price compared to the prior year period. EGM equipment sales revenue also includes revenue from the sale of 1,040 previously leased, lower yielding units to a distributor in the current year period, which units are not included in our sold unit count or domestic average sales price.

EGM Adjusted EBITDA

EGM adjusted EBITDA includes the revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write-downs and other charges, accretion of placement fees, as well as other costs. See Item 1. “Financial Statements” Note 14 for further explanation of adjustments. The decrease in EGM adjusted EBITDA is attributable to the decrease in revenue described above offset by the related decrease in cost of gaming operations and cost of equipment sales and a decrease in operating expenses as a result of Management's actions taken to decrease spending in response to the COVID-19 crisis. EGM adjusted EBITDA margin was 42.2% for the nine months ended September 30, 2020 compared to 50.1% for the nine months ended September 30, 2019.

Table Products

Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019

	Three Months Ended September 30,		$	%
(amounts in thousands, except unit data)	2020	2019	Change	Change
Table Products segment revenues:
Gaming operations	$2,170	$2,451	$(281)	(11.5)%
Equipment sales	92	410	(318)	(77.6)%
Total Table Products revenues	2,262	2,861	(599)	(20.9)%

Table Products segment expenses and adjusted expenses:
Cost of gaming operations(1)	288	241	47	19.5%
Less: Adjustments(2)	124	149	(25)	(16.8)%
Adjusted cost of gaming operations	164	92	72	78.3%

Cost of equipment sales	21	200	(179)	(89.5)%

Selling, general and administrative	404	708	(304)	(42.9)%
Less: Adjustments(3)	53	41	12	29.3%
Adjusted cost of selling, general and administrative	351	667	(316)	(47.4)%

Research and development	474	525	(51)	(9.7)%
Less: Adjustments(4)	20	32	(12)	(37.5)%
Adjusted cost of research and development	454	493	(39)	(7.9)%

Table Products adjusted EBITDA	$1,272	$1,409	$(137)	(9.7)%

Table Products unit information:
Table products installed base, end of period	4,012	3,601	411	11.4%
Average monthly lease price	$169	$232	$(63)	(27.2)%

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

Gaming Operations Revenue

The decrease in Table Products gaming operations revenue is attributable to the decrease in average monthly lease price as we suspended billing our customers when they closed due to COVID-19 in the current year period. Nearly all of the Company's customers were closed during April 2020 and a limited number began to reopen at reduced capacity in late-May through September 2020. The success of our progressives such as Super 4, Blackjack Match, Royal 9 as well as the success of the Dex S, are the primary drivers of the increase in the Table Products installed base compared to the prior year period.

Equipment Sales

The decrease in equipment sales is primarily due to lower sales in the current period due to the closure due to COVID-19 in the current year period.

Tables Products Adjusted EBITDA

Table Products adjusted EBITDA includes the revenues and operating expenses from the Table Products segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 14 for further explanation of adjustments. The decrease in Table Products adjusted EBITDA is attributable to the decreases in gaming operations revenue and by decreased revenue from equipment sales described above, offset by the related decrease in operating expenses resulted from Management's actions taken to decrease spending in response to the COVID-19 crisis.

Table Products

Nine Months Ended September 30, 2020 compared to the Nine Months Ended September 30, 2019

	Nine Months Ended September 30,		$	%
(amounts in thousands, except unit data)	2020	2019	Change	Change
Table Products segment revenues:
Gaming operations	$4,991	$6,902	$(1,911)	(27.7)%
Equipment sales	427	535	(108)	(20.2)%
Total Table Products revenues	5,418	7,437	(2,019)	(27.1)%

Table Products segment expenses and adjusted expenses:
Cost of gaming operations(1)	776	1,191	(415)	(34.8)%
Less: Adjustments(2)	441	356	85	23.9%
Adjusted cost of gaming operations	335	835	(500)	(59.9)%

Cost of equipment sales	103	253	(150)	(59.3)%

Selling, general and administrative	1,270	1,784	(514)	(28.8)%
Less: Adjustments(3)	127	106	21	19.8%
Adjusted cost of selling, general and administrative	1,143	1,678	(535)	(31.9)%

Research and development	1,849	2,070	(221)	(10.7)%
Less: Adjustments(4)	56	93	(37)	(39.8)%
Adjusted cost of research and development	1,793	1,977	(184)	(9.3)%

Table Products adjusted EBITDA	$2,044	$2,694	$(650)	(24.1)%

Table Products unit information:
Table products installed base, end of period	4,012	3,601	411	11.4%
Average monthly lease price	$136	$226	$(90)	(39.8)%

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

Gaming Operations Revenue

The decrease in Table Products gaming operations revenue is attributable to the decrease in average monthly lease price as we suspended billing our customers when they closed due to COVID-19 in the current year period. Nearly all of the Company's customers were closed during April 2020 and a limited number began to reopen at reduced capacity in late-May through September 2020. The success of our progressives such as Super 4, Black Jack Match, Royal 9 as well as the success of the Dex S, are the primary drivers of the increase in the Table Products installed base compared to the prior year period.

Equipment Sales

The decrease in equipment sales is primarily due to lower sales in the current period due to the closure due to COVID-19 in the current year period.

Tables Products Adjusted EBITDA

Table Products adjusted EBITDA includes the revenues and operating expenses from the Table Products segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 14 for further explanation of adjustments. The decrease in Table Products adjusted EBITDA is attributable to the decreases in gaming operations revenue and by decreased revenue from equipment sales described above, offset by the related decrease in cost of gaming operations, cost of equipment sales as well as decrease in operating expenses resulted from Management's actions taken to decrease spending in response to the COVID-19 crisis.

Interactive

Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019

	Three Months Ended September 30,		$	%
(amounts in thousands)	2020	2019	Change	Change
Interactive segment revenue:
Social gaming revenue	$829	$712	$117	16.4%
Real-money gaming revenue	1,112	505	607	120.2%
Total Interactive revenue	1,941	1,217	724	59.5%

Interactive segment expenses and adjusted expenses:
Cost of gaming operations(1)	418	339	79	23.3%

Selling, general and administrative	360	2,428	(2,068)	(85.2)%
Less: Adjustments(2)	41	1,649	(1,608)	(97.5)%
Adjusted cost of selling, general and administrative	319	779	(460)	(59.1)%

Research and development	466	582	(116)	(19.9)%
Less: Adjustments(3)	12	36	(24)	(66.7)%
Adjusted cost of research and development	454	546	(92)	(16.8)%

Interactive adjusted EBITDA	$750	$(447)	$1,197	(267.8)%

(1) Exclusive of depreciation and amortization.

(2) Adjustments to selling, general and administrative expense include non-cash stock compensation expense and other adjustments.

(3) Adjustments to research and development costs include non-cash stock compensation expense and other adjustments.

Gaming Operations Revenue

The increase in gaming operations revenue is attributable to an increase of $0.6 million in RMG revenue in the current period primarily due to an increase in the number of customers and games year over year as well as the addition of our land-based content on the AxSys Games Marketplace platform. We have also entered the state of New Jersey and the state of Pennsylvania markets with our land-based content. Social gaming revenue also increased $0.1 million as a result of increased activity on our B2C social casino app, Lucky Play Casino.

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

Interactive

Nine Months Ended September 30, 2020 compared to the Nine Months Ended September 30, 2019

	Nine Months Ended September 30,		$	%
(amounts in thousands)	2020	2019	Change	Change
Interactive segment revenue:
Social gaming revenue	$2,746	$2,606	$140	5.4%
Real-money gaming revenue	2,828	953	1,875	196.7%
Total Interactive revenue	$5,574	$3,559	$2,015	56.6%

Interactive segment expenses and adjusted expenses:
Cost of gaming operations(1)	1,254	1,105	149	13.5%

Selling, general and administrative	1,146	4,541	(3,395)	(74.8)%
Less: Adjustments(2)	116	2,045	(1,929)	(94.3)%
Adjusted cost of selling, general and administrative	1,030	2,496	(1,466)	(58.7)%

Research and development	1,179	2,063	(884)	(42.9)%
Less: Adjustments(3)	34	120	(86)	(71.7)%
Adjusted cost of research and development	1,145	1,943	(798)	(41.1)%

Interactive adjusted EBITDA	$2,145	$(1,985)	$4,130	(208.1)%

(1) Exclusive of depreciation and amortization.

(2) Adjustments to selling, general and administrative expense include non-cash stock compensation expense and other adjustments.

(3) Adjustments to research and development costs include non-cash stock compensation expense and other adjustments.

Gaming Operations Revenue

The increase in gaming operations revenue is primarily attributable to a $1.9 million increase in RMG revenue in the current period primarily due to an increase in the number of customers and games year over year as well as the addition of our land-based content on the AxSys Games Marketplace. We have also entered the state of New Jersey and the state of Pennsylvania markets with our land-based content.

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

The following tables reconcile net loss attributable to PlayAGS, Inc. to total adjusted EBITDA (amounts in thousands):

Three Months Ended September 30, 2020 compared to the Three Months Ended September 30, 2019

	Three Months Ended September 30,		$	%
	2020	2019	Change	Change
Net (loss) income attributable to PlayAGS, Inc.	$(11,078)	$(5,536)	$(5,542)	100.1%
Income tax (benefit) expense	(1,672)	1,926	(3,598)	(186.8)%
Depreciation and amortization	20,463	23,810	(3,347)	(14.1)%
Other expense	(311)	(106)	(205)	193.4%
Interest income	(671)	(42)	(629)	1497.6%
Interest expense	11,330	9,320	2,010	21.6%
Loss on extinguishment and modification of debt	-	-	-	-
Write-downs and other(1)	1,932	807	1,125	139.4%
Other adjustments(2)	2,413	(3)	2,416	(80533.3)%
Other non-cash charges(3)	2,415	2,426	(11)	(0.5)%
Legal and litigation expenses including settlement payments(4)	389	1,745	(1,356)	(77.7)%
Acquisitions and integration-related costs including restructuring and severance(5)	79	481	(402)	(83.6)%
Non-cash stock-based compensation	1,733	1,959	(226)	(11.5)%
Total Adjusted EBITDA	$27,022	$36,787	$(9,765)	(26.5)%

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

Nine Months Ended September 30, 2020 compared to the Nine Months Ended September 30, 2019

	Nine Months Ended September 30,		$	%
	2020	2019	Change	Change
Net (loss) income attributable to PlayAGS, Inc.	$(68,136)	$(13,175)	$(54,961)	417.2%
Income tax (benefit) expense	(5,016)	(3,884)	(1,132)	29.1%
Depreciation and amortization	66,353	69,002	(2,649)	(3.8)%
Other expense	3,993	5,108	(1,115)	(21.8)%
Interest income	(843)	(112)	(731)	652.7%
Interest expense	30,566	27,754	2,812	10.1%
Loss on extinguishment and modification of debt	3,102	-	3,102	100.0%
Write-downs and other(1)	2,806	6,859	(4,053)	(59.1)%
Other adjustments(2)	10,295	703	9,592	1364.4%
Other non-cash charges(3)	1,824	6,541	(4,717)	(72.1)%
Legal and litigation expenses including settlement payments(4)	389	1,748	(1,359)	(77.7)%
Acquisitions and integration-related costs including restructuring and severance(5)	311	2,944	(2,633)	(89.4)%
Non-cash stock-based compensation	4,726	5,309	(583)	(11.0)%
Total Adjusted EBITDA	$50,370	$108,797	$(58,427)	(53.7)%

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

LIQUIDITY AND CAPITAL RESOURCES

We expect that primary ongoing liquidity requirements for the next twelve months will be for operating capital expenditures, working capital, debt servicing, game development and other customer acquisition activities. We expect to finance these liquidity requirements through a combination of cash on hand, additional financing, and cash flows from operating activities.

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

Due to the business disruption caused by the rapid nationwide spread of the novel coronavirus and the actions by state and tribal governments and businesses to contain the virus, almost all of the Company’s customers closed their operations during the month of March and April 2020 and their respective markets have been significantly and adversely impacted. Beginning in May 2020 and continuing through September, casinos began to reopen at limited capacity and nearly all of our customers' casino properties in the United States and Canada were partially open as of September 30, 2020 under limited operations. As of September 30, 2020 in Mexico,  approximately half of our customers' casinos were partially open under capacity limitations. As a result of the temporary closures of our casino customers, there has been a decrease in the amount of money spent by consumers on our revenue shared installed base and the amount of daily fees of our participation EGMs and a slow down to the expansion of existing casinos or development of new casinos. Specifically, gaming operations revenue and equipment sales have decreased compared to the prior year period as a result of the temporary closures of our casino customers. Similarly, our EGM and Table Products segment operating results have been disrupted because each segment’s activities including design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of its products lines have been temporarily halted or significantly reduced. In addition, each segment’s revenue from leasing, licensing and selling products has been adversely impacted due to the temporary closures of our casino customers. As a result, the Company took several actions to adapt to the severity of the crisis. Among other things, the Company implemented short-term furloughs with retained benefits, company-wide salary reductions, and reduced its workforce by over 10%. Our non-employee directors have also agreed to reduce their fees by 50%. Some of the Company's customers have reopened at limited capacity, some have reopened and then been required to close again due to local conditions and regulations relating to the spread of the coronavirus, and there are also customers who still remain closed. Depending on the length of casino closures and if they are required to close again, the Company will consider additional reductions to payroll and related expenses through additional employee furloughs in order to conserve liquidity.

As of September 30, 2020, the Company had $113.2 million in cash and cash equivalents. Under the First Lien Credit Agreement (defined below in Note 6), the Company was required to comply with certain financial covenants at the end of each calendar quarter, including to maintain a maximum net first lien leverage ratio of 6.0 to 1.0. On May 1, 2020, the Company entered into an Incremental Assumption and Amendment Agreement No. 4 ("Amendment No.4") which amended its First Lien Credit Agreement to, among other things, (i) provide for a suspension of the testing of the financial covenant for the fiscal quarters ending June 30, 2020, September 30, 2020 and December 31, 2020 and (ii) during the period beginning on May 1, 2020, and ending on the date on which the Company delivers a compliance certificate with respect to the fiscal quarter ending December 31, 2021 (unless earlier terminated by the Company), make certain modifications to the negative covenants set forth in the First Lien Credit Agreement and, solely for purposes of determining compliance with the financial covenant during the first three quarters of 2021 once testing resumes, the calculation of EBITDA. As a result of Amendment No. 4, and based on the Company's projected operating results for the next twelve months, the Company expects that it will be in compliance with its covenants under the First Lien Credit Agreement for at least the next twelve months. Pursuant to the terms of Amendment No. 4, the Company incurred incremental term loans in an aggregate principal amount of $95.0 million, of which the Company received $83.3 million in net proceeds (after original issue discount and related fees, which is described in Note 6). The incremental term loans incurred pursuant to Amendment No. 4 bear interest at a rate equal to, at the Borrower's option, either LIBOR or the base rate, subject to an interest rate floor plus an applicable margin of 13.0% for LIBOR loans and 12.0% for base rate loans. Any voluntary prepayment of the incremental term loans incurred pursuant to Amendment No. 4 during the first two years after May 1, 2020 will be subject to a customary “make-whole” premium. On or after May 1, 2022 and prior to November 1, 2022, a voluntary prepayment of the incremental term loans incurred pursuant to Amendment No. 4 will be accompanied by a 1.00% payment premium. Other than described above, the incremental term loans have the same terms applicable to the outstanding term loans under the First Lien Credit Agreement. As a result of the additional financing, along with cash and cash equivalents on hand as of September 30, 2020, Management believes that the Company has sufficient liquidity to fund its operating requirements and meet its obligations as they become due for at least the next twelve months.

Indebtedness

First Lien Credit Facilities

On June 6, 2017 (the “Closing Date”), AP Gaming I, LLC (the “Borrower”), a wholly owned indirect subsidiary of the Company, entered into a first lien credit agreement (“the First Lien Credit Agreement”), providing for $450.0 million in term loans and a $30.0 million revolving credit facility. The proceeds of the term loans were used primarily to repay the Company's then existing term loans, other indebtedness, to pay for the fees and expenses incurred in connection with the foregoing and otherwise for general corporate purposes. The full amount of the revolving credit facility was drawn on March 19, 2020 as a precautionary measure in order to increase the Company’s cash position and facilitate financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 outbreak. The full amount of the revolving credit facility was repaid in October 2020 and remains available for the Company to draw upon in the future. The term loans will mature on February 15, 2024, and the revolving credit facility will mature on June 6, 2022. The term loans require scheduled quarterly payments in amounts equal to 0.25% of the original aggregate principal amount of the term loans, with the balance due at maturity.  Borrowings under the term loans and revolving credit facility bear interest at a rate equal to, at the Borrower’s option, either LIBOR or the base rate, subject to an interest rate floor plus an applicable margin rate. In addition, on a quarterly basis, the Borrower is required to pay each lender under the revolving credit facility a commitment fee in respect of any unused commitments thereunder at a rate of 0.50% per annum.

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

As of September 30, 2020, we were in compliance with the required covenants of our debt instruments.  See Note 1 “Liquidity and Financing and COVID-19” for a description of a change to our financial covenants for future periods.

Equipment Long Term Note Payable and Finance Leases

The Company has entered into a financing agreement to purchase certain gaming devices, systems and related equipment and has entered into leases for vehicles and equipment that are accounted for as finance leases.

The following table summarizes our historical cash flows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash Flow Information:
Net cash provided by operating activities	$19,719	$62,481
Net cash used in investing activities	(25,993)	(108,417)
Net cash provided by (used in) financing activities	106,320	(13,118)
Effect of exchange rates on cash and cash equivalents	(8)	3
Net increase (decrease) in cash and cash equivalents	$100,038	$(59,051)

Operating activities

Net cash provided by operating activities for the nine months ended September 30, 2020, was $19.7 million compared to net cash provided by operating activities of $62.5 million in the prior year period, representing a decrease of $42.8 million. This decrease is primarily due to a decrease in net income offset by collection of accounts receivables in the current period.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2020, was $26.0 million compared to $108.4 million used in investing activities in the prior year period, representing a decrease in cash used of $82.4 million. The decrease was primarily due to the acquisition of Integrity and In Bet Gaming II, net of cash acquired, of $54.9 million in the prior year period, a $26.6 million decrease in purchases of property and equipment compared to the prior year period, a $3.5 million decrease in purchases of intangibles assets, and a $2.0 million decrease in software development and other expenditures, offset by a $4.4 million net increase in customer note receivable compared to the prior year period.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2020, was $106.3 million compared to net cash used of $13.1 million for the nine months ended September 30, 2019, representing an increase in cash of $119.4 million primarily attributable to the borrowing on revolver of $30.0 million and proceeds from incremental term loans of $83.3 million which consist of $92.2 million of gross proceeds net of $5.7 million of deferred loan costs and $3.1 million of loss on modification that was immediately expensed. The increase was offset by a $1.9 million increase in payments of placement fees compared to the prior year period.

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

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019. There were no material changes to our policies during the nine months ended September 30, 2020.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See related disclosure at Item 1. “Notes to Condensed Consolidated Financial Statements”, Note 1 “Description of the Business and Summary of Significant Accounting Policies.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates. Our primary exposure to market risk is interest rate risk associated with our long-term debt, which accrues interest at variable rates. Certain of our debt instruments accrue interest at LIBOR or the base rate, at our election, subject to an interest rate floor plus an applicable margin rate. In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt and equity capital to sustain our operations. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. As of September 30, 2020, less than 1% of our debt were fixed-rate instruments. Assuming a constant outstanding balance for our variable-rate long term debt, a hypothetical 1% decrease in interest rates would decrease interest expense $0.2 million given our LIBOR floor on related debt, while a hypothetical 1% increase in interest rates would increase interest expense approximately $6.5 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The COVID-19 pandemic has negatively impacted the global economy, with particular impact to the gaming industry, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in the financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses, including those of our casino customers, and resulted in the institution of physical distancing and sheltering in place requirements in many states and communities. As a result of the temporary closures of our casino customers, there has been a decrease in the amount of money spent by consumers on our revenue shared installed base and the amount of daily fees of our participation EGMs and a slowed expansion of existing casinos or development of new casinos. Furthermore, general macro-economic factors have resulted in a decline in levels of consumer disposable incomes and personal consumption spending. Consequently, demand for our products and services has been and may continue to be significantly impacted, which has adversely affected our revenue and profitability and could continue to do so in the future. Specifically, gaming operations revenue and equipment sales have decreased compared to the prior year period as a result of the temporary closures and re-openings at limited capacity of our casino customers. Similarly, our EGM and Table Products segment operating results have been disrupted because each segment’s activities including design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of its products lines have been temporarily halted or significantly reduced.  In addition, each segment’s revenue from leasing, licensing and selling products has been adversely impacted due to the temporary closures and re-openings at limited capacity of our casino customers. Furthermore, the pandemic has impaired and could continue to impair our ability to maintain sufficient liquidity, particularly if casinos and other gaming businesses remain closed or, when they reopen, physical distancing and other COVID-19-protective measures prevent them from opening at full capacity, the impact on the global economy worsens and further impacts the disposable income available to our casino customers’ patrons, or customers continue to delay making payments to us under existing obligations. Furthermore, because of changing economic and market conditions affecting the gaming industry, our ability to achieve our business objectives have been impacted and may continue to be impacted in the future. Our business operations have been disrupted because our workforce has been unable to work effectively due to illness, quarantines, government actions, and other restrictions imposed in connection with the pandemic and our business operations may continue to be impacted in the future. As a result, the Company has taken several actions to adapt to the severity of the crisis. Among other things, the Company has implemented short-term furloughs with retained benefits, company-wide salary reductions, and reduced its workforce by over 10%. We have borrowed funds under existing credit facilities and incremental term loans, and may seek additional funding, to the extent available, under new federal programs such as the CARES Act. The extent to which the COVID-19 pandemic will further impact our business, results of operations, and financial condition, as well as our capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

(a). Exhibits.

Exhibit Number	Exhibit Description
*10.1	First Amendment to PlayAGS. Inc. Omnibus Plan.

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PlayAGS, Inc.

Date:	November 5, 2020	By:	/s/ KIMO AKIONA
		Name:	Kimo Akiona
		Title:	Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)