Form 10-K
period 2020-12-31
PlayAGS, Inc.
filed 2021-03-04
CIK 1593548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of June 30, 2020, the market value of voting and non-voting common equity held by non-affiliates of the registrant was $91,664,211 (1). Such aggregate market value was computed by reference to the closing price of the common stock as reporting on the New York Stock Exchange on June 30, 2020. As of March 2, 2021, there were 36,437,326 shares of the Registrant’s common stock, $.01 par value per share, outstanding.

(1) For this purpose only, "non-affiliates" excludes directors and executive officers.

TABLE OF CONTENTS

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, which could cause our actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

•	risks associated with the global COVID-19 pandemic on our business operations, financial performance, results of operations, financial positions;
•	our ability to effectively compete with numerous domestic and foreign businesses;
•	our ability to provide financing on favorable terms compared with our competitors;
•	our ability to adapt to and offer products that keep pace with evolving technology related to our businesses;
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

•	legislation in states and other jurisdictions which may amend or repeal existing gaming legislation;
•	intellectual property rights of others, which may prevent us from developing new products and services, entering new markets, or may expose us to liability or costly litigation;
•	our ability to complete future acquisitions and integrate those businesses successfully;
•	our dependence on the security and integrity of our systems and products;
•	the effect of natural events in the locations in which we or our customers, suppliers or regulators operate;
•	failure of our suppliers and contract manufacturers to meet our performance and quality standards or requirements could result in additional costs or loss of customers;
•	risks related to operations in foreign countries and outside of traditional U.S. jurisdictions;
•	foreign currency exchange rate fluctuations;
•	quarterly fluctuation of our business;
•	risks associated with, or arising out of, environmental, health and safety laws and regulations;
•	product defects which could damage our reputation and our results of operations;
•	changes to the Class II regulatory scheme;
•

state compacts with our existing Native American tribal customers, which may reduce demand for our Class II game and make it difficult to compete against larger companies in the tribal Class III market;

•	decreases in our revenue share percentage in our participation agreements with Native American tribal customers;
•

adverse local economic, regulatory or licensing changes in Oklahoma or Washington, the states in which the majority of our revenue has been derived, or material decreases in our revenue with our two largest customers;

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

We are a leading designer and supplier of EGMs and other products and services for the gaming industry. Since 2014, we have expanded our product line-up to include: (i) Class III EGMs for commercial and Native American casinos permitted to operate Class III EGMs, (ii) table game products and (iii) interactive products, all of which we believe provide us with growth opportunities as we expand in markets where we currently have limited or no presence. For the year ended December 31, 2020, 77% of our total revenue was generated through recurring contracted lease agreements whereby we place EGMs and table game products at our customers’ gaming facilities under either a revenue sharing agreement (we receive a percentage of the revenues that these products generate) or fee-per-day agreement (we receive a daily or monthly fixed fee per EGM or table game product), or recurring revenue from our Interactive gaming operations. We operate our business in three distinct segments: EGMs, Table Products and Interactive. Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line.

Our Operations

We provide customers with EGMs, table products, ancillary table product equipment, systems software, computer hardware, signage and other equipment for operation within their gaming facilities. In return we receive either cash for sold items, or a share of the revenue generated by these products and systems, either as a flat monthly fee or a daily fee. The determination of whether our agreement results in a revenue share, monthly fee, or daily fee arrangement is generally governed by local gaming jurisdictions. For our revenue share arrangements on EGM products, we have historically shared between 15% and 20% of the revenues generated by the EGMs. Under our agreements for EGMs, we participate in selecting the mix of titles, maintain and service the equipment and oversee certain promotional efforts. When sold, we offer the majority of our products with an optional parts and service contract. For Table Products we typically license table games and lease related equipment for which we receive monthly royalty and lease payments. We also lease and sell roulette and baccarat signs as well as our new shuffler, Dex S. Our Interactive segment generates revenues from (1) business-to-customer ("B2C") social products where consumers purchase virtual coins used to play social casino games, (2) business-to-business ("B2B") social products where we obtain a percentage of monthly revenue generated by the white label casino apps that we build and operate for our customers, and (3) real-money gaming (“RMG”) revenues, which are earned primarily based on a percentage of the revenue produced by the games on our platform as well as monthly platform fees and initial integration fees. In support of our business and operations, we employ a professional staff including field service technicians, production, sales, account management, marketing, technology and game development, licensing and compliance and finance.

Our corporate headquarters are located in Las Vegas, Nevada, which serves as the primary location for the executive management and administrative functions such as finance, legal, human resources, licensing and compliance. Our licensing and compliance division oversees the application and renewal of our corporate gaming licenses, findings of suitability for key officers and directors. Our product compliance and jurisdictional engineering division located in Atlanta oversees certification of our gaming equipment and systems for specific jurisdictions as well as coordinating gaming equipment and software shipping and on-site and remote service of our equipment with gaming authorities.

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

Products

    We provide our casino customers with high-performing Class II and Class III EGMs for the tribal and commercial gaming markets, more than 40 unique table products offerings, ancillary table products equipment, systems software, computer hardware, signage, and other equipment for operation within gaming facilities such as our newly introduced single deck card shuffler. In our AGS Interactive segment, we offer a vast library of casino-themed social and mobile games, B2B social casino solutions available to land-based casino customers, and a RMG platform and library of games for online operators.

EGM Segment

EGMs constitute our largest segment, representing 91% of our revenue for the year ended December 31, 2020. In 2020, we had a library of over 420 proprietary game titles that we delivered on our state-of-the-art EGM cabinets: Alora, Orion Portrait, Orion Curve, Orion Rise, Orion Upright, ICON, Big Red ("Colossal Diamonds"), and our Orion Slant . Our Orion line of game cabinets delivers performance, flexibility, and style. We currently offer five Orion slot cabinets: Portrait, Slant, Upright, Rise, and the newest entry added in 2020, the Orion Curve, featuring a 49-inch curved monitor. Engineered for multiple configurations, this cabinet family is driven by a common platform, available for Class II and Class III markets, and benefits from easy servicing.

Our Orion platform is driving momentum in Class II, Class III, and newly addressable markets, and is a key driver of our equipment sales business. In 2020, we launched the Orion Starwall, a new merchandising innovation for our premium Orion Portrait games. This large format, fully modular free-standing video display combines hundreds of direct view LED lights to attract players and immerse players in game play through a theater-like experience created by game-synchronized motion graphics.  We have also developed a Latin-style bingo cabinet, Alora, which we use in select international markets, including Mexico, the Philippines, and potentially Brazil. Our cabinets and game titles are consistently named among the top-performing games in the industry.

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

Below are our significant cabinets:

Premium - Lease Only Cabinets

Orion Starwall – The Orion Starwall video display, first introduced at the Global Gaming Expo 2019 and launched in the spring of 2020, is an award-winning merchandising innovation for our premium Orion Portrait games. A first-of-its kind, the large format, fully modular free-standing Starwall video display combines hundreds of direct view LED tiles to create a seamless video backdrop designed to attract players from across the floor. Fitting securely with banks of premium Orion Portrait games, the Starwall adds attraction through high-impact motion graphics complementary to the game theme.

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

Big Red - Big Red is a premium cabinet focused on simple, classic spinning-reel gameplay. At 8’ tall and 8’ wide, its massive size and bright red color commands attention on the casino floor and creates a community-style gaming experience. Currently available with our top-performing game title Colossal Diamonds, Big Red is engineered for both Class II and Class III jurisdictions. In 2019 and in 2020, the Big Red Colossal Diamonds was nominated for an EKG Slot Award for ‘Top-Performing Proprietary Branded Game’.

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

Orion Curve – Launched in 2020, the Orion Curve features an LCD Ultra HD curved portrait monitor for a more immersive game-play experience. The 49-inch curved touchscreen portrait monitor features 4K resolution for cinematic slot entertainment highlighted by spectacular color, breathtaking contrast, and incredible detail. Our signature Orion U-shaped lighting design showcases this striking platform with more than 400 game-controlled LED lights that change color based on game events, music, and sounds.

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

Table Products

In addition to our existing portfolio of EGMs, we also offer our customers more than 50 unique table products, including live felt table games, side bets, progressives, card shufflers, signage, and other ancillary table game equipment. Our table products are designed to enhance the table games section of the casino floor (commonly known as “the pit”). Over the past 10 years, there has been a trend of introducing side bets on blackjack tables to increase the game’s overall hold. Our table products segment offers a full suite of side bets and specialty table games that capitalize on this trend, and we believe that this segment will serve as an important growth engine for our company by generating further cross-selling opportunities with our EGM offerings. As of December 31, 2020, we had placed 4,254 table products domestically and internationally. Based on the number of products placed, we believe we are presently a leading supplier of table products to the gaming industry.

Our premium game titles, among other, include Criss Cross Poker, Jackpot Hold’em, Chase The Flush, and 3 Card Blitz. This segment of the table product business provides an area for growth and expansion in the marketplace, as the industry’s revenues are currently primarily dominated by a single competitor, and we have recently expanded our sales efforts to cover greater territory. The game mechanics of our proprietary, premium titles take classic public domain games and offer a twist on game play that increases volatility while simultaneously increasing hold for operators. This means players experience larger wins, which keeps them engaged in the games for longer periods of time, and operators have the potential to earn incremental revenue.

Our top-performing side-bet games include Buster Blackjack, War Blackjack, In-Bet, Push Your Luck, and Trifecta Blackjack.

Bonus Spin Blackjack is a first-of-its kind wheel-based table product progressive side-bet solution that uses built-in, light-up bet sensors, a tablet-style dealer interface, and a progressive engine that is fully customizable. Operators can offer anything from a progressive top prize, a fixed top prize, or an experience-based top prize. Sophisticated 3D graphics and a double-sided display draws players into the game and show prizes, results, and bet limits. By adding Bonus Spin Blackjack to any of their table products, operators can instantly be more effective at marketing their games by offering customizable prizes that target specific player segments, resulting in more player excitement, interaction, and a potential increase in revenues and visits. In addition, Bonus Spin can be easily added to any of our table products, providing substantial growth opportunities. Bonus Spin Blackjack was recognized among the Top 20 Most Innovative Gaming & Technology Products Awards of 2017.

Due to our success with Bonus Spin Blackjack, in 2019 we introduced an upgraded table game progressive side bet system called Bonus Spin Xtreme, with full launch planned in the first quarter of 2021. This next generation of Bonus Spin features three concentric wheels, enabling Bonus Spin Xtreme to award all participating players with a community prize, as well as award one player position with an enhanced prize which may be a progressive jackpot. Bonus Spin Xtreme can link all table games within a casino and offer a single shared progressive jackpot – a feat which has not previously been accomplished with any product in any casino. In addition to its groundbreaking capability to link all table-game progressives on a casino floor, Bonus Spin Xtreme has the ability to provide just one unique progressive jackpot winner for community-style table games like roulette, baccarat, and craps, while enabling all participating players to be rewarded with a community prize.

Another AGS progressive innovation is the STAX Progressive, which offers multi-level and must-hit-by progressive jackpots that can be added to basic table games like blackjack, as well as AGS proprietary table games like Criss Cross Poker and Jackpot Hold'em. This game, with its eye-catching, colorful display advertising the progressive levels, and the opportunity for players to win more, won the top award for table innovation in the 2019 Gaming & Technology Awards and the Top 20 Most Innovative Gaming & Technology Products Awards of 2017. In 2019, AGS introduced STAX Progressive 2.0, which added new features in high demand by casino operators including O-WAP functionality with single and multi-site meters. The upgraded STAX 2.0 graphics feature seasonal themes, winning hands tied to jackpot levels, larger game logos, and scrolling messages at the bottom.

One of the newer areas of our Table Products segment consists of ancillary equipment offerings to table games, such as card shufflers, table signage, and our ACOT chip tray, which provide casino operators a greater variety of choice in the marketplace. This product segment includes baccarat signage, animated roulette readerboards, and our highly anticipated single-card shuffler, Dex S. The Dex S shuffler features a streamlined design with fewer moving parts, making it exceptionally functional, economical, and reliable, and it easily fits into existing table cutouts so casino operators can seamlessly install without changing their current layouts or replacing any tables. At the Global Gaming Expo in 2019, we introduced our second shuffler, the Pax S single-deck pack shuffler, which we plan to launch in 2021. We believe that the table equipment area of our business holds many opportunities for growth, as the technology currently installed in the signage and readerboard areas are in a replacement cycle.

Interactive

With the acquisition of Gameiom Technologies Limited (formerly known as “Gameiom”, and currently known as “AGS iGaming”), we now offer a B2B platform for content aggregation used by RMG and sports-betting partners. Our B2B platform, the AxSys Games Marketplace, aggregates content from game suppliers and offers online casino operators the convenience to reduce the number of integrations that are needed to supply the online casino. By integrating with us, online casino operators have access to a significant amount of content from numerous game suppliers. AGS iGaming operates in regulated, legal online gaming jurisdictions such as the United Kingdom, parts of Europe, New Jersey and Pennsylvania.

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

Product supply. We obtain most of the parts for our products from outside suppliers, including both off-the-shelf items as well as components manufactured to our specifications. We also manufacture parts in-house that are used for product assembly and for servicing existing products. We generally perform warehousing, quality control, final assembly and shipping from our facilities in Atlanta, Mexico City and Oklahoma City, although small inventories are maintained and repairs are performed by our field service employees. We believe that our sources of supply for components and raw materials are adequate and that alternative sources of materials are available. These sources may be affected by adverse global factors such as the COVID-19 pandemic.

Manufacturing

We have manufacturing agreements to build our gaming cabinets with multiple manufacturing vendors. We believe we have limited concentration risk with any one of these vendors, because we own the rights to our cabinet designs and thus have the ability to change manufacturers in the event of a dispute. We believe any of these vendors would be able to build our gaming cabinets for titles on any platform. As the supplier base is large, we are able to gain competitive pricing and delivery on any of our cabinets and have limited risk in supply disruptions; however, the supply may be affected by adverse global factors such as the COVID-19 pandemic. Manufacturing commitments are generally based on projected quarterly demand from customers.

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

Field service technicians are located in various jurisdictions throughout the United States and Mexico and are dispatched from centralized call centers. They are responsible for installing, maintaining and servicing the EGMs, table games and systems.

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

Oklahoma is our largest market and our EGMs in the state accounted for approximately 34% of our total revenue for the year ended December 31, 2020. Our largest customer is the Chickasaw Nation, a Native American gaming operator in Oklahoma, which accounted for approximately 15% of our total revenue for the year ended December 31, 2020. Washington is our second largest domestic market and our EGMs in the state accounted for approximately 9% of our total revenue for the year ended December 31, 2020.

For the year ended December 31, 2020, we did not receive more than 10% of our total revenue from any of our other customers.

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

Our standard contracts are no longer than one to three years in duration and may contain auto-renewal provisions for an additional term. Most of our contracts give the customer the ability to cancel the lease and return the games to the Company, a provision which renders the contracts effectively month-to-month contracts. Our contracts generally specify the number of EGMs and other equipment to be provided, revenue share, daily fee or other pricing, provisions regarding installation, training, service and removal of the machines, and other terms and conditions standard in the industry. In some circumstances, we enter into trial agreements with customers that provide a free or fee-based trial period, during which such customers may use our EGMs or table products. Each trial agreement lays out the terms of payment should the customer decide to continue using our machines.

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

Research and Development

We conduct research and development through an internal team to develop new gaming systems and gaming content. Research and development costs consist primarily of salaries and benefits, travel and expenses and other professional services. As of December 31, 2020, we employ 243 game developers, software and system programmers, project managers and other development and administrative staff that oversee internal game development efforts and manage third party relationships. The technology and game development division for the EGM segment operates primarily out of our Atlanta, Georgia, Austin, Texas, Reno, Nevada and Sydney, Australia locations as well as a studio in Las Vegas, Nevada that primarily supports our Table Products segment. We also have development and support teams for our Interactive segment in Tel Aviv, Israel. Additionally, we hire independent contractors in the Ukraine to support the online operations of AGS iGaming. The Company does not have customer-sponsored research and development costs.

Intellectual Property

We use a combination of internally developed and third-party intellectual property, all of which we believe maintain and enhance our competitive position and protect our products. Such intellectual property includes owned or licensed patents, patent applications, trademarks, and trademark applications in the United States. In addition, we have rights in intellectual property in certain foreign jurisdictions. Some of these rights, however, are shared with third parties, including in an industry wide manufacturers’ patent pool. Additionally, pursuant to our license agreements with third-party game developers, we license and distribute gaming software. We also have pooling arrangements with third parties, whereby all parties to such arrangement are permitted to use certain intellectual property contributed to the pool.

Competition

We encounter competition from other designers, manufacturers and operators of EGMs, table products, social casino and real-money gaming games. Our competitors range from small, localized companies to large, multi-national corporations, several of which have substantial resources and market share.

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

Inflation and Cost Fluctuations

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

Human Capital Management

AGS is a global company with offices and employees in Australia, Canada, Israel, Mexico, the United Kingdom and the United States. As of December 31, 2020, we had 484 full-time employees in the United States, 129 full-time employees in Mexico, 47 full-time employees in Australia, 10 full-time employees in Israel, 9 full-time employees in the United Kingdom, and 5 full-time employees in Canada.

The Company believes that our employees are a strategic business advantage and as such, we place a high value on delivering a positive employee experience and an engaging employee culture that enables us to attract, retain, and reward our employees.

Employee Culture

The Company’s employee-focused culture provides greater job satisfaction, collaboration, work performance, and employee morale, which in turn results in empowered and productive employees. This has been recognized by the Company’s receipt of various employee engagement awards based on employee feedback through confidential surveys and reviews, such as the ‘Best and Brightest Companies to Work For in the Nation®’ (every year from 2017 to 2020); ‘Atlanta’s Best and Brightest Companies to Work For®’ (every year from 2017 to 2020); Glassdoor’s ‘Best Places to Work’ in 2020; and have been named in the ‘Nevada Top Workplaces’ and ‘Atlanta Top Workplaces’ in 2020.

We believe that we foster an engaged employee culture by having a clear mission and strong core values, focused on innovation, trust, respect, empowerment, service, and honesty. Our community focus means that we give back to our communities and work to strengthen them.

The Company provides a flexible work environment and allows remote work whenever practical to our business, which, we believe, makes our employees more dedicated and engaged because they are trusted to meet their deliverables in a manner that provides work-life balance and accommodates their lifestyles. AGS also prioritizes employee communication, through regular town halls delivered by our CEO and other C-level executives; frequent email communications; a SharePoint site with easily accessible Company information; the Companywide use of Microsoft Teams for meetings, virtual events, documents, information, and chat; a focus on our internal corporate social network for employee engagement and communication; and a quarterly e-newsletter related to our diversity, equity, and inclusion initiatives.

Diversity, Equity and Inclusion

The diversity of ideas, perspectives, skills, knowledge, and cultures across the Company facilitates innovation, is a key competitive advantage, and, we believe, is one of our strengths. We are committed to continuing to make diversity, equity, and inclusion part of everything we do – including providing a workforce that creates a sense of belonging and opportunities for everyone.

At AGS, our diverse workforce is why we continue to win awards for our employee culture and our innovation. As of December 31, 2020, approximately 27% of the Company’s global workforce was female, which is consistent with current trends in our industry, and 27% of the Company’s employees in managerial roles were female. As of December 31, 2020, minorities represented approximately 40% of the Company’s global workforce, of which 30% of our global employees in managerial roles were minorities. Within the Company’s C-Suite, which comprises our senior executive team, 29% of our leaders were women and 57% were minorities. In addition, there are two women who serve on our Board of Directors comprising almost 30% of our Board.

The Company has a diversity, equity, and inclusion task force called I.D.E.A. Squad. I.D.E.A. is short for “Inclusion, Diversity, Equality & Acceptance.” The task force is comprised of employees from across multiple departments and across the globe, with executive involvement from the Chief Executive Officer, as well as other senior leaders. The role of this task force is to empower people, inside the Company and in our communities, by respecting, embracing, and socializing what makes us different, no matter our age, gender, ethnicity, religion, disability, sexual orientation, education, and national origin. The task force focuses on four key issues:

•  Creating opportunities in underprivileged communities;

•  Encouraging diversity of thought;

•  Promoting education on the topics of racism and discrimination; and

•  Celebrating diversity across various channels.

The Company annually conducts mandatory diversity training for all employees focused on diversity on the job and the changing workplace. This training defines diversity; provides coursework on how to leverage the diversity that exists within an organization; and dispels common myths that surround the topic of diversity. For our employees of color identified as future leaders, we also offer participation in McKinsey Accelerate’s Black Leadership Academy’s Management Accelerator. This program is designed to help equip our aspiring leaders of color with the capabilities, mindsets, behaviors, and network needed to achieve their professional aspirations — focusing on building core management and leadership capabilities.

Veteran Recruitment & Support

We are committed to hiring veterans, empowering those veterans in transition to the civilian sector, and supporting our veterans and their families in their communities. The Company actively recruits for qualified military veterans. Thirty-three percent (33%) of our C-Suite, and nine percent (9%) of our U.S. employee base, served in the military, and our focus on recruiting more qualified veterans continues. Because of their backgrounds and experience, we believe, veterans bring leadership, technical skills, and a spirit of collaboration to AGS. Once employed with AGS, the Company gives veterans the opportunity to make the most of their skills and abilities. We partner with America’s Warrior Partnership, a national nonprofit organization dedicated to empowering communities to empower veterans through helping veterans and their families find the services and support they need in their local communities. The Company also actively supports veterans through Operation Gratitude and other organizations and outreach.

Competitive pay and benefits

AGS’ compensation programs are designed to align the compensation of our employees with the Company’s performance and to provide the proper incentives to attract, retain and motivate employees to achieve growth goals. The structure of our compensation programs balances incentive earnings for both short-term and long-term performance, specifically:

•  We provide employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge, and geographic location.

•  We align our executives’ long-term equity compensation with our shareholders’ interests by linking realizable pay with stock and Company performance.

•  All full-time employees are eligible for medical, dental, and vision insurance, paid and unpaid leave, a 401(k) retirement plan that includes Company match, and life and disability/accident coverage. We also offer flexible time-off, paid marriage, maternity, and supporting parent leave, wellness programs, employee assistance programs, and tuition reimbursement.

•  From time to time, with Board approval, the Company gives every full-time employee ownership opportunities in the Company through equity based awards.

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

Testing and Approvals of our Gaming Products

Many jurisdictions require our gaming devices, related gaming equipment, software, and platform to be tested for compliance with the jurisdiction’s technical standards and regulations prior to our being permitted to distribute such devices, equipment, software and platform. The gaming authorities will conduct rigorous testing of our devices, equipment, software and platform through a testing laboratory which may be operated by the gaming authority or by an independent third party and may require a field trial of the device, equipment, software or platform before determining that it meets the gaming authority’s technical standards. As part of the approval process, a gaming authority may require us to modify, update, or revise our device, equipment, software or platform and the approval process may require several rounds before approval is ultimately granted. The time required for product testing can be extensive and the related costs can be significant.

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

Native American Gaming Regulation

Gaming on Native American lands is governed by federal law, tribal-state compacts, and tribal gaming regulations. Federally, gaming on Native American lands is subject to IGRA, which is administered by the National Indian Gaming Commission (“NIGC”). Under IGRA, gaming activities conducted by federally recognized Native American tribes are segmented into three classes:

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

ITEM 1A. RISK FACTORS.

The following is the summary of the risks factor disclosures. Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully below and include, but are not limited to, risks related to:

Risks Related to Our Business and Industry

●	The global COVID-19 pandemic has had and is continuing to have a significant adverse impact and in the future could have a material adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of the customers and suppliers in the gaming industry that we serve. We are unable to predict the extent to which the pandemic and related impacts will continue to adversely impact our business operations, financial performance, results of operations, financial position and the achievement of our business objectives.
●	We operate in highly competitive industries and our success depends on our ability to effectively compete with numerous domestic and foreign businesses.
●	Our success is dependent upon our ability to adapt to and offer products that keep pace with evolving technology related to our businesses.
●

Our success depends in part on our ability to develop, enhance and/or introduce successful gaming concepts and game content. Demand for our products and the level of play of our products could be adversely affected by changes in player and operator preferences.

●

The intellectual property rights of others may prevent us from developing new products and services, entering new markets or may expose us to liability or costly litigation and such litigation could have a material adverse effect on the results of our business or intellectual property.

●	Our business depends on the protection of our intellectual property and proprietary information and on our ability to license intellectual property from third parties.
●

Our business is vulnerable to changing economic conditions and to other factors that adversely affect the casino industry, which have negatively impacted and could continue to negatively impact the play levels of our participation games, our product sales and our ability to collect outstanding receivables from our customers.

●	We may not successfully enter new markets and potential new markets may not develop quickly or at all.
●

We may not be able to capitalize on the expansion of internet or other forms of interactive gaming or other trends and changes in the gaming industries, including due to laws and regulations governing these industries.

●

Our ability to operate in our existing markets or expand into new jurisdictions could be adversely affected by changing regulations, new interpretations of existing laws, and difficulties or delays in obtaining or maintaining required licenses or approvals.

●	States and other jurisdictions may amend or repeal gaming enabling legislation which could materially impact our business.
●	Smoking bans in casinos may reduce player traffic and affect our revenues.
●	We may not realize satisfactory returns on money lent to new and existing customers to develop or expand gaming facilities or to acquire gaming routes.
●	We rely on information technology and other systems and any failures in our systems could disrupt our business and adversely impact our results.
●	Due to the ever-changing threat landscape, our operations and services may be subject to certain risks, including hacking or other unauthorized access to control or view systems.
●	Our business is dependent on the security and integrity of the systems and products we offer.
●

Slow growth in the development of new gaming jurisdictions or the number of new casinos, declines in the rate of replacement of existing EGMs and ownership changes and consolidation in the casino industry could limit or reduce our future prospects.

●	The results of our operations could be affected by natural events in the locations in which we or our customers, suppliers or regulators operate.
●

We are dependent on our suppliers and contract manufacturers and any failure of these parties to meet our performance and quality standards or requirements could cause us to incur additional costs or lose customers.

●	The risks related to operations in foreign countries and outside of traditional U.S jurisdictions could negatively affect our results.
●	Foreign currency exchange rate fluctuations and other risks could impact our business.
●	We could face risks associated with, or arising out of, environmental, health and safety laws and regulations.
●	If our products contain defects, we may be liable for product defects or other claims, our reputation could be harmed and our results of operations adversely affected.
●	Our revenues are vulnerable to the impact of changes to the Class II regulatory scheme.
●

State compacts with our existing Native American tribal customers to allow Class III gaming could reduce demand for our Class II games and our entry into the Class III market may be difficult as we compete against larger companies in the tribal Class III market.

●	Our social interactive gaming business is largely dependent upon our relationships with key channels and changes in those relationships could negatively impact our social interactive gaming business.
●	The participation share rates for gaming revenue we receive pursuant to our participation agreements with our Native American tribal customers may decrease in the future.
●	We generate a substantial amount of our total revenue from two customers and in two states.
●

Certain contracts with our customers are on a month-to-month basis, and if we are unable to maintain our current customers on terms that are favorable to us, our business, financial condition, or results of operations may suffer a detrimental effect.

●

Some of our products contain open source software which may be subject to restrictive open source licenses, requiring us to make our source code available to third parties and potentially granting third parties certain rights to the software.

●

We rely on hardware, software and games licensed from third parties, and on technology provided by third-party vendors, the loss of which could materially and adversely affect our business, increase our costs and delay deployment or suspend development of our EGMs, games and systems.

●

Continued operation and our ability to service several of our installed EGMs depends upon our relationships with service providers, and changes in those relationships could negatively impact our business.

●	We have a history of operating losses and a significant accumulated deficit, and we may not achieve or maintain profitability in the future.
●	Our inability to complete future acquisitions and integrate those businesses successfully could limit our future growth.
●	Failure to attract, retain and motivate key employees may adversely affect our ability to compete.
●	Changes in tax regulation and results of tax audits could affect results of operations of our business.

Risks Related to Our Capital Structure

●	Our substantial indebtedness could adversely affect our ability to raise additional capital or to fund our operations, expose us to interest rate risk to the extent of our variable rate debt, limit our ability to react to changes in the economy, and prevent us from making debt service payments.
●

We may not be able to generate sufficient cash to service all of our indebtedness, and we may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.

Risks Related to Ownership of Our Common Stock

●	Our stock price may fluctuate significantly.
●

We are an “emerging growth company,” and are able take advantage of reduced disclosure requirements applicable to “emerging growth companies,” which could make our common stock less attractive to investors.

●	We will continue to incur significant costs and devote substantial management time as a result of operating as a public company, particularly after we are no longer an “emerging growth company.”
●	Even though we are no longer effectively controlled by Apollo, Apollo’s interests may conflict with our interests and the interests of other stockholders.
●	Our amended and restated articles of incorporation contain a provision renouncing our interest and expectancy in certain corporate opportunities.
●

Our amended and restated articles of incorporation provide that the Eighth Judicial District Court of Clark County, Nevada is the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

●	Our organizational documents may impede or discourage a takeover, which could deprive our investors of the opportunity to receive a premium for their shares.
●	We are a holding company and rely on dividends, distributions and other payments, advances and transfers of funds from our subsidiaries to meet our obligations.
●

You may be diluted by the future issuance of additional common stock or convertible securities in connection with our incentive plans, acquisitions or otherwise, which could adversely affect our stock price.

●	Future sales of our common stock in the public market, or the perception in the public market that such sales may occur, could reduce our stock price.
●	We do not anticipate paying dividends on our common stock in the foreseeable future.
●	If securities or industry analysts do not publish research or reports about our business or publish negative reports, our stock price could decline.
●	We may issue preferred stock, the terms of which could adversely affect the voting power or value of our common stock.

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

The COVID-19 pandemic has negatively impacted the global economy, with particular impact to the gaming industry, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in the financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses, including those of our casino customers, and resulted in the institution of physical distancing and sheltering in place requirements in many states and communities. As a result of the temporary closures of our casino customers, there has been a decrease in the amount of money spent by consumers on our revenue shared installed base and the amount of daily fees of our participation EGMs and a slowed expansion of existing casinos or development of new casinos. Furthermore, general macro-economic factors have resulted in a decline in levels of consumer disposable incomes and personal consumption spending. Consequently, demand for our products and services has been and may continue to be significantly impacted, which has adversely affected our revenue and profitability and could continue to do so in the future. Specifically, gaming operations revenue and equipment sales have decreased compared to the prior year period as a result of the temporary closures and re-openings at limited capacity of our casino customers. Similarly, our EGM and Table Products segment operating results have been disrupted because each segment’s activities including design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of its product's lines have been temporarily halted or significantly reduced.  In addition, each segment’s revenue from leasing, licensing and selling products has been adversely impacted due to the temporary closures and re-openings at limited capacity of our casino customers. Furthermore, the pandemic has impaired and could continue to impair our ability to maintain sufficient liquidity, particularly if casinos and other gaming businesses remain closed or, when they reopen, physical distancing and other COVID-19-protective measures prevent them from opening at full capacity, the impact on the global economy worsens and further impacts the disposable income available to our casino customers’ patrons, or customers continue to delay making payments to us under existing obligations. Furthermore, because of changing economic and market conditions affecting the gaming industry, our ability to achieve our business objectives have been impacted and may continue to be impacted in the future. Our business operations have been disrupted because our workforce has been affected due to illness, quarantines, government actions, and other restrictions imposed in connection with the pandemic and our business operations may continue to be impacted in the future. As a result, the Company has taken several actions to adapt to the severity of the COVID-19 crisis. Among other things, the Company has implemented short-term furloughs with retained benefits, company-wide salary reductions, and reduced its workforce by over 10%. We have borrowed funds under existing credit facilities and incremental term loans, and may seek additional funding, to the extent available, under new federal programs such as the CARES Act. The extent to which the COVID-19 pandemic will further impact our business, results of operations, and financial condition, as well as our capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. In addition, if effective vaccines are not widely available to the public or if vaccines offer only limited protection, we expect to see continued fluctuations in business openings and closures as communities respond to local outbreaks, which could prolong the global economic impact.

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

We also compete to obtain space and favorable placement on casino gaming floors. Casino operators focus on performance, longevity, player appeal and price when making their purchasing and leasing decisions. Competitors with a larger installed base of EGMs and more game themes than ours may have an advantage in obtaining and retaining placements in casinos.

We have offered customers discounts, free trials and free gaming equipment, including conversion kits (and, in some cases, free EGMs) in connection with the sale or placement of our products and services. In addition, we have, in some cases, agreed to modify pricing and other contractual terms in connection with the sale or placement of our products. In select instances, we may pay for the right to place EGMs on a casino’s floor and increased fee requirements from such casino operators may greatly reduce our profitability. There can be no assurance that competitive pressure will not cause us to increase the incentives that we offer to our customers or agree to modify contractual terms in ways that are unfavorable to us, which could adversely impact the results of our operations.

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

Our RMG interactive business is subject to significant competition based on game content as well as platform reliability and performance. We compete by providing our own and third-party game content via mobile and desktop channels as well as an aggregation platform to online RMG operators. In order to stay competitive in the RMG interactive business, we will need to continue to create and market game content that attracts players in legalized gaming jurisdictions.

Our success is dependent upon our ability to adapt to and offer products that keep pace with evolving technology related to our businesses.

The success of our products and services is affected by changing technology and evolving industry standards. Our ability to anticipate or respond to such changes and to develop and introduce new and enhanced products and services, including, but not limited to, gaming content, EGMs, table products and interactive gaming products and services, on a timely basis or at all is a significant factor affecting our ability to remain competitive, retain existing contracts or business and expand and attract new customers and players. There can be no assurance that we will achieve the necessary technological advances or have the financial resources needed to introduce new products or services on a timely basis or at all.

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

We believe that creative and appealing game content produces more revenue for our EGM customers and provides them with a competitive advantage, which in turn enhances our revenue and our ability to attract new business and to retain existing business. There can be no assurance that we will be able to sustain the success of our existing game content or effectively develop or obtain from third parties game content or licensed brands that will be widely accepted both by our customers and players. As a supplier of gaming equipment, we must offer themes and products that appeal to gaming operators and players. Our revenues are dependent on the earning power and life span of our games. We therefore face continuous pressure to design and deploy new and successful game themes and technologically innovative products to maintain our revenue and remain competitive. If we are unable to anticipate or react timely to any significant changes in player preferences, the demand for our gaming products and the level of play of our gaming products could decline. Further, we could fail to meet certain minimum performance levels, or operators may reduce revenue sharing arrangements with us, each of which could negatively impact our sales and financial results. In addition, general changes in consumer behavior, such as reduced travel activity or redirection of entertainment dollars to other venues, could result in reduced demand and reduced play levels for our gaming products.

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

We believe that our success depends, in part, on protecting our intellectual property in the U.S. and in foreign countries and our ability to license intellectual property from third parties on commercially reasonable terms. The patent, trademark and trade secret laws of some countries may not protect our intellectual property rights to the same extent as the laws of the United States. Our intellectual property includes certain patents, trademarks and copyrights relating to our products and services (including EGMs, interactive gaming products, table games, card shufflers and accessories), as well as proprietary or confidential information that is not subject to patent or similar protection. Our success may depend, in part, on our ability to obtain protection for the trademarks, names, logos or symbols under which we market our products and to obtain copyright and patent protection for our proprietary technologies, intellectual property and innovations. There can be no assurance that we will be able to build and maintain consumer value in our trademarks, obtain patent, trademark or copyright protection or that any trademark, copyright or patent will provide us with competitive advantages. In particular, the Alice Corp. v. CLS Bank International (2014) U.S. Supreme Court decision tightened the standard for patent eligibility of software patents and other court decisions in recent years have trended towards a narrowing of patentable subject matter. A change in view at the United States Patent and Trademark Office (the “USPTO”) has resulted in patents for table games having been put into serious doubt by the USPTO. Thus, our ability to protect table games with patents can impact our ability to sustain a competitive advantage. Furthermore, at least one federal court has held that United States patent, trademark and trade secret laws of general application are not binding on Native American tribes absent a binding waiver of sovereign immunity. These and similar decisions in the future may negatively impact the validity or enforceability of certain of our patents, our ability to protect our inventions, innovations and new technology and the value of our substantial patent portfolio.

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

Demand for our products and services depends largely upon favorable conditions in the casino industry, which is highly sensitive to casino patrons’ disposable incomes and gaming activities. Discretionary spending on entertainment activities could further decline for reasons beyond our control, such as natural disasters, acts of war, terrorism, transportation disruptions, adverse health crises such as the COVID-19 pandemic or the results of adverse weather conditions. Additionally, disposable income available for discretionary spending may be reduced by higher housing, energy, interest, or other costs, or where the actual or perceived wealth of customers has decreased because of circumstances such as lower residential real estate values, increased foreclosure rates, inflation, increased tax rates, or other economic disruptions. Any prolonged or significant decrease in consumer spending on entertainment activities could result in reduced play levels on our participation games, causing our cash flows and revenues from a large share of our recurring revenue products to decline.

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

We participate in the new and evolving interactive gaming industry through our social and RMG interactive gaming products. Part of our strategy is to take advantage of the liberalization of interactive gaming, both within the United States and internationally. These industries involve significant risks and uncertainties, including legal, business and financial risks. The success of these industries and of our interactive gaming products and services may be affected by future developments in social networks, including Apple, Google or Facebook developments, mobile platforms, regulatory developments, data privacy laws and other factors that we are unable to predict and are beyond our control. This fast-changing environment can make it difficult to plan strategically and can provide opportunities for competitors to grow their businesses at our expense. Consequently, the future results of our operations relating to our interactive gaming products and services are difficult to predict and may not grow at the rates we expect, and we cannot provide assurance that these products and services will be successful in the long term.

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

We operate only in jurisdictions where gaming is legal. The gaming industry is subject to extensive governmental regulation by United States federal, state and local governments, as well as Native American tribal governments, and foreign governments. While the regulatory requirements vary by jurisdiction, most require:

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

To expand into new jurisdictions, in most cases, we will need to be licensed, obtain approvals of our products and/or seek licensure of our officers, directors, major equity holders, key employees or business partners and potentially lenders. If we fail to obtain or renew a license required in a particular jurisdiction for our games and EGMs, hardware or software or have such license revoked, we will not be able to expand into, or continue doing business in, such jurisdiction. Any delays in obtaining or difficulty in maintaining regulatory approvals needed for expansion within existing markets or into new jurisdictions can negatively affect our opportunities for growth. In addition, the failure of our officers, directors, key employees or business partners, equity holders, or lenders to obtain or receive licenses in one or more jurisdictions may require us to modify or terminate our relationship with such officers, directors, key employees or business partners, equity holders, or lenders, or forego doing business in such jurisdiction.

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

Some United States jurisdictions have introduced or proposed smoking bans in public venues, including casinos, which may reduce player traffic in the facilities of our current and prospective customers, which may reduce revenues on our participation EGMs or impair our future growth prospects and therefore may adversely impact our revenues in those jurisdictions. Other participants in the gaming industry have reported declines in gaming revenues following the introduction of a smoking ban in jurisdictions in which they operate and we cannot predict the magnitude or timing of any decrease in revenues resulting from the introduction of a smoking ban in any jurisdiction in which we operate.

We derive a significant portion of our revenue from Native American tribal customers, and our ability to effectively operate in Native American gaming markets is vulnerable to legal and regulatory uncertainties, including the ability to enforce contractual rights on Native American land.

We derive a significant amount of our revenue from participation agreements with Native American gaming operators. Native American tribes are independent governments with sovereign powers and, in the absence of a specific grant of authority by Congress to a state or a specific compact or agreement between a tribal entity and a state that would allow the state to regulate activities taking place on Native American lands, they can enact their own laws and regulate gaming operations and contracts subject to IGRA. In this capacity, Native American tribes generally enjoy sovereign immunity from lawsuits similar to that of the individual states and the United States. Accordingly, before we can seek to enforce contract rights with a Native American tribe, or an agency or instrumentality of a Native American tribe, we must obtain from the Native American tribe a waiver of its sovereign immunity with respect to the matter in dispute, which we are not always able to do. Without a limited waiver of sovereign immunity, or if such waiver is held to be ineffective, we could be precluded from judicially enforcing any rights or remedies against a Native American tribe, including the right to enter Native American lands to retrieve our property in the event of a breach of contract by the tribal party to that contract. Even if the waiver of sovereign immunity by a Native American tribe is deemed effective, there could be an issue as to the forum in which a lawsuit may be brought against the Native American tribe. Further, federal courts are courts of limited jurisdiction and generally do not have jurisdiction to hear civil cases relating to Native American tribes, and we may be unable to enforce any arbitration decision effectively. Although we attempt to agree upon governing law and venue provisions in our contracts with Native American tribal customers, these provisions vary widely and may not be enforceable.

Certain of our agreements with Native American tribes are subject to review by regulatory authorities. For example, our development agreements may be subject to review by the NIGC, and any such review could require substantial modifications to our agreements or result in the determination that we have a proprietary interest in a Native American tribe’s gaming activity (which is prohibited), which could materially and adversely affect the terms on which we conduct our business. The NIGC may also reinterpret applicable laws and regulations, which could affect our agreements with Native American tribes. We could also be affected by alternative interpretations of the Johnson Act as the Native American tribes, who are the customers for our Class II and Class III games, could be subject to significant fines and penalties if it is ultimately determined they are offering an illegal game, and an adverse regulatory or judicial determination regarding the legal status of our products could have material adverse consequences for our results of operations.

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

We enter into agreements to provide financing for construction, expansion, or remodeling of gaming facilities, primarily in the state of Oklahoma, and also have agreements in other jurisdictions where we provide loans and advances to route operators to acquire location contracts and fund working capital. Under these agreements, we secure long-term contracts for game placements under either a revenue share or daily fee basis in exchange for the loans and advances. We may not, however, realize the anticipated benefits of any of these strategic relationships or financings as our success in these ventures is dependent upon the timely completion of the gaming facility, the placement of our EGMs, and a favorable regulatory environment.

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

The failure to maintain controls and processes related to billing and collecting notes receivable or the deterioration of the financial condition of our customers could negatively impact our business. As a result of these agreements, the collection of notes receivable has become a matter of greater significance. While we believe the increased level of these specific receivables has allowed us to grow our business, it has also required direct, additional focus of and involvement by Management. Further, and especially due to the current downturn in the economy, some of our customers may not pay the notes receivable when due.

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

Companies are under increasing attack by cybercriminals around the world. While we implement security measures within our operations and systems, those measures may not prevent cybersecurity breaches; the access, capture, or alteration of information by criminals; the exposure or exploitation of potential security vulnerabilities; distributed denial of service attacks; the installation of malware or ransomware; acts of vandalism; computer viruses; or misplaced data or data loss that could be detrimental to our reputation, business, financial condition, and results of operations. Third parties, including our vendors, could also be a source of security risk to us in the event of a failure of their own products, components, networks, security systems, and infrastructure. Additionally, as our employees continue to work remotely during the ongoing COVID-19 pandemic, there exists a risk to our internal networks in the event that our employees' devices, networks, and security systems become compromised. Further, we cannot be certain that advances in criminal capabilities, new discoveries in the field of cryptography, or other developments will not compromise or breach the technology protecting the networks that access our products and services.

Our Interactive segment’s products are accessed through the Internet, and leverage the connectivity of Facebook and other mobile platforms. As such, security breaches in connection with the delivery of our services via the Internet may affect us and could be detrimental to our reputation, business, operating results, and financial condition. In addition, we depend on our information technology infrastructure for the B2B and B2C portions of our Interactive segment. Security breaches of, or sustained attacks against, this infrastructure could create system disruptions and shutdowns that could negatively impact our operations. We continue to invest in new and emerging technology and other solutions to protect our network and information systems, but there can be no assurance that these investments and solutions will prevent any of the risks described above.

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

Our success depends on our ability to avoid, detect, replicate and correct software and hardware anomalies and fraudulent manipulation of our EGMs and other systems. We incorporate security features into the design of our EGMs and other systems, which are designed to prevent us, our customers and players from being defrauded. We also monitor our software and hardware to avoid, detect and correct any technical errors. However, there can be no guarantee that our security features or technical efforts will continue to be effective in the future. If our security systems fail to prevent fraud or if we experience any significant technical difficulties, our operating results could be adversely affected. Additionally, if third parties breach our security systems and defraud players, or if our hardware or software experiences any technical anomalies, our customers and the public may lose confidence in our operations, or we could become subject to legal claims by our customers or players or to investigation by gaming authorities.

Our EGMs have experienced anomalies and fraudulent manipulation in the past. Games and EGMs may be replaced by casinos and other EGM operators if they do not perform according to expectations or they may be shut down by regulators. The occurrence of anomalies in, or fraudulent manipulation of, our EGM or our other gaming products and services (including our interactive products and services), may give rise to claims from players and claims for lost revenue and profits and related litigation by our customers or players and may subject us to investigation or other action by regulatory authorities, including suspension or revocation of our licenses or other disciplinary action. Additionally, in the event of the occurrence of any such issues with our products and services, substantial engineering and marketing resources may be diverted from other projects to correct these issues, which may delay other projects and the achievement of our strategic objectives.

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

Slow growth in the development of new gaming jurisdictions or the number of new casinos, declines in the rate of replacement of existing EGMs and ownership changes and consolidation in the casino industry could limit or reduce our future prospects.

Demand for our new participation EGM placements and game sales is partially driven by the development of new gaming jurisdictions, the addition of new casinos or expansion of existing casinos within existing gaming jurisdictions and the replacement of existing EGM. The establishment or expansion of gaming in any jurisdiction typically requires a public referendum or other legislative action. As a result, gaming continues to be the subject of public debate, and there are numerous active organizations that oppose gaming. There can be no assurances that new gaming jurisdictions will be established in the future or that existing jurisdictions will expand gaming, and, thus, our growth strategy could be negatively impacted.

To the extent new gaming jurisdictions are established or expanded, we cannot guarantee we will be successful penetrating such new jurisdictions or expanding our business in line with the growth of existing jurisdictions. As we enter into new markets, we may encounter legal and regulatory challenges that are difficult or impossible to foresee and which could result in an unforeseen adverse impact on planned revenues or costs associated with the new market opportunity. If we are unable to effectively develop and operate within these new markets, then our business, operating results and financial condition would be impaired. Furthermore, as we attempt to generate new streams of revenue by placing our participation EGM or RMG Interactive products with new customers, we may have difficulty implementing an effective placement strategy for jurisdictional-specific games. Our failure to successfully implement an effective placement strategy could cause our future operating results to vary materially from what Management has forecasted.

In addition, the construction of new casinos or expansion of existing casinos fluctuates with demand, general economic conditions and the availability of financing. We believe the rate of gaming growth in North America has decelerated and machine replacements are at historically low levels. Slow growth in the establishment of new gaming jurisdictions or delays in the opening of new or expanded casinos and continued declines in, or low levels of demand for, EGM replacements could reduce the demand for our products and our future profits. Our business could be negatively affected if one or more of our customers is sold to or merges with another entity that utilizes more of the products and services of one of our competitors or that reduces spending on our products or causes downward pricing pressures. Such consolidations could lead to order cancellations, a slowing in the rate of EGM replacements, or require our current customers to switch to our competitors’ products, any of which could negatively impact our results of operations.

The results of our operations could be affected by natural events in the locations in which we or our customers, suppliers or regulators operate.

We may be impacted by severe weather and other geological events, including hurricanes, earthquakes, floods or tsunamis that could disrupt our operations or the operations of our customers, suppliers, data service providers and regulators. Natural disasters or other disruptions at any of our facilities or our suppliers’ facilities may impair or delay delivery of our products and services. Additionally, disruptions experienced by our regulators due to natural disasters or otherwise could delay our introduction of new products or entry into new jurisdictions where regulatory approval is necessary. Adverse weather conditions, particularly flooding, tornadoes, heavy snowfall and other extreme weather conditions often deter our customers' players from traveling, or make it difficult for them to frequent the sites where our games are installed. If any of those sites experienced prolonged adverse weather conditions, or if the sites in Oklahoma, where a significant number of our games are installed, simultaneously experienced adverse weather conditions, our results of operations and financial condition would be materially and adversely affected. While we insure against certain business interruption risks, we cannot provide any assurance that such insurance will compensate us for any losses incurred as a result of natural or other disasters. Any serious disruption to our operations, or those of our customers, our suppliers or our regulators, could have a material adverse effect on the results of our operations.

We are dependent on our suppliers and contract manufacturers and any failure of these parties to meet our performance and quality standards or requirements could cause us to incur additional costs or lose customers.

The manufacturing, assembling and designing of our EGMs depends upon a continuous supply of raw materials and components, such as source cabinets, which we currently source primarily from a limited number of suppliers, some of whom are domiciled in various parts of the world. Our operating results could be adversely affected by an interruption or cessation in the supply of these items or a serious quality assurance lapse, including as a result of the insolvency of any of our key suppliers. Our suppliers may be affected by world events, health crises such as the COVID-19 pandemic, other factors that are out of their control and that therefore affect the products or their ability to fulfill our product requirements. We may be unable to find adequate replacements for our suppliers within a reasonable time frame, on favorable commercial terms or at all. Further, manufacturing costs may unexpectedly increase and we may not be able to successfully recover any or all of such cost increases.

The risks related to operations in foreign countries and outside of traditional United States jurisdictions could negatively affect our results.

We operate in jurisdictions outside of the United States, principally in Mexico and on tribal lands of Native American tribes. The developments noted below, among others, could adversely affect our financial condition and results of operations:

•	social, political or economic instability;
•	additional costs of compliance with international laws or unexpected changes in regulatory requirements;
•	tariffs and other trade barriers;
•	fluctuations in foreign exchange rates outside the United States;
•	adverse changes in the creditworthiness of parties with whom we have significant receivables or forward currency exchange contracts;
•	expropriation, nationalization and restrictions on repatriation of funds or assets;
•	difficulty protecting our intellectual property;
•	recessions in foreign economies;
•	difficulties in maintaining foreign operations;
•	changes in consumer tastes and trends;
•	risks associated with compliance with anti-corruption laws;
•	acts of war or terrorism; and
•	United States government requirements for export.

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

In June 2016, a referendum was passed in the United Kingdom to leave the European Union ("E.U."), commonly referred to as “Brexit.” This decision created an uncertain political and economic environment in the United Kingdom and other E.U. countries, and the formal process for leaving the E.U. took years to complete. The United Kingdom formally left the E.U. on January 31, 2020, with the expiration of a transition period through December 31, 2020.

The U.K. and the EU announced, on December 24, 2020, that they have reached agreement on a new Trade and Cooperation Agreement (the “TCA”) which addresses a range of aspects of the future relationship between the parties. The TCA was ratified by the U.K. Parliament on December 31, 2020 and, under certain technical arrangements, applies on an interim basis in the EU until formally ratified. The TCA addresses, among other things, trade in goods and the ability of U.K. nationals to travel to the EU on business but defers other issues.

While the TCA provides clarity in some areas, elements of the uncertainty that has accompanied much of the Brexit process to date will continue. That uncertainty to date has resulted in volatility in the U.K. and EU financial markets; foreign exchange fluctuations of the pound sterling relative to the euro and the U.S. dollar; fluctuations in the market value of U.K. and EU assets; increased illiquidity of investments located in and/or listed in the U.K.; and lower growth rates in the U.K. and in the EU. The outcomes following the implementation of the TCA (and any subsequent discussions between the U.K. and EU in respect of matters not within its scope) are likely to affect, among others, trade in goods and services (including the availability of equivalence regimes for financial services firms); immigration and business travel rules, the ability to move employees across borders, and recognition of professional qualifications; legal and regulatory regimes; and market access rules.

Foreign currency exchange rate fluctuations and other risks could impact our business.

For the year ended December 31, 2020, we derived approximately 9% of our revenue from customers outside of the United States. Our consolidated financial results are affected by foreign currency exchange rate fluctuations. Foreign currency exchange rate exposures arise from current transactions and anticipated transactions denominated in currencies other than U.S. dollars and from the translation of foreign currency denominated balance sheet accounts into U.S. dollar-denominated balance sheet accounts. We are exposed to currency exchange rate fluctuations because portions of our revenue and expenses are denominated in currencies other than the U.S. dollar, particularly the Mexican peso. If a foreign currency is devalued in a jurisdiction in which we are paid in such currency, we may require our customers to pay higher amounts for our products, which they may be unable or unwilling to pay.

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

We are subject to various United States federal, state and local laws and regulations that (i) regulate certain activities and operations that may have environmental or health and safety effects, such as the use of regulated materials in the manufacture of our products by third parties or our disposal of materials, substances or wastes, (ii) impose liability for costs of cleaning up, and damages to natural resources from, past spills, waste disposals on and off-site, or other releases of hazardous materials or regulated substances, and (iii) regulate workplace safety. Compliance with these laws and regulations could increase our and our third-party manufacturers’ costs and impact the availability of components required to manufacture our products. Violation of these laws may subject us to significant fines, penalties or disposal costs, which could negatively impact our results of operations. We could be responsible for the investigation and remediation of environmental conditions at currently or formerly operated or leased sites, as well as for associated liabilities, including liabilities for natural resource damages, third party property damage or personal injury resulting from lawsuits that could be brought by the government or private litigants, relating to our operations, the operations of facilities or the land on which our facilities are located. We may be subject to these liabilities regardless of whether we lease or own the facility, and regardless of whether such environmental conditions were created by us or by a prior owner or tenant, or by a third-party or a neighboring facility whose operations may have affected such facility or land. That is because liability for contamination under certain environmental laws can be imposed on current or past owners or operators of a site without regard to fault. We cannot assure you that environmental conditions relating to our prior, existing or future sites or those of predecessor companies whose liabilities we may have assumed or acquired will not have a material adverse effect on our business.

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

Our Native American tribal customers that operate Class II games under IGRA are subject to regulation by the NIGC. The NIGC has conducted and is expected to again conduct consultations with industry participants regarding Native American gaming activities, including the clarification of regulations regarding Class II EGMs. It is possible that any such changes in regulations, when finally enacted, could cause us to modify our Class II games to comply with the new regulations, which may result in our products becoming less competitive. Any required conversion of games pursuant to changing regulatory schemes could cause a disruption to our business. In addition, we could lose market share to competitors who offer games that do not appear to comply with published regulatory restrictions on Class II games and therefore offer features not available in our products.

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

In our social interactive gaming business, our services operate largely through Facebook, Google Play for Android devices and Apple’s iOS platforms. Consequently, our expansion and prospects of our social gaming offerings are dependent on our continued relationships with these channels (and any emerging app store channels). Our relationships with Facebook, Google and Apple are not governed by contracts but rather by the channels' standard terms and conditions for app developers. Our social interactive gaming business will be adversely impacted if we are unable to continue these relationships in the future or if the terms and conditions offered by these channels are altered to our disadvantage. For instance, if any of these channels were to increase their fees, the results of our operations would suffer. Likewise, if Facebook, Google or Apple were to alter their operating platforms, we could be adversely impacted as our offerings may not be compatible with the altered platforms or may require significant and costly modifications in order to become compatible. If Facebook, Google or Apple were to develop competitive offerings, either on their own or in cooperation with one or more competitors, our growth prospects would be negatively impacted.

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

For the year ended December 31, 2020, approximately 38% of our total revenue was derived from gaming operations in Oklahoma, and approximately 15% of our total revenue was from one Native American gaming tribe in that state. Additionally, for the year ended December 31, 2020, approximately 9% of our total revenue was derived from gaming operations in Washington. The significant concentration of our revenue in Oklahoma and Washington means that local economic, regulatory and licensing changes in Oklahoma or Washington may adversely affect our business disproportionately to changes in national economic conditions, including adverse economic declines or slower economic recovery from prior declines. While we continue to seek to diversify the markets in which we operate, changes to our business, operations, game performance and customer relationships in Oklahoma or Washington, due to changing gaming regulations or licensing requirements, higher taxes, increased competition, declines in market revenue share percentages or otherwise, could have a material and adverse effect on or financial condition and results of operations. In addition, changes in our relationship with our largest customers, including any disagreements or disputes, a decrease in revenue share, removal of EGMs or non-renewal of contracts, could have a material and adverse effect on our financial condition and results of operations.

Certain contracts with our customers are on a month-to-month basis, and if we are unable to maintain our current customers on terms that are favorable to us, our business, financial condition, or results of operations may suffer a detrimental effect.

Certain contracts with our customers are generally on a month-to-month basis, except for customers with whom we have entered into development and placement fee agreements. We do not rely upon the stated term of our gaming device contracts to retain the business of our customers. We rely instead upon providing competitive EGMs, games and systems to give our customers the incentive to continue doing business with us. At any point in time, a significant portion of our gaming device business is subject to nonrenewal, which may have a detrimental effect on our earnings, financial condition and cash flows. To renew or extend any of our customer contracts generally, we may be required to accept financial and other terms that are less favorable to us than the terms of the expired contracts. In addition, we may not succeed in renewing customer contracts when they expire. If we are required to agree to other less favorable terms to retain our customers or we are not able to renew our relationships with our customers upon the expiration of our contracts, our business, financial condition or results of operations may suffer a detrimental effect.

Some of our products contain open source software which may be subject to restrictive open source licenses, requiring us to make our source code available to third-parties and potentially granting third parties certain rights to our software.

Some of our products contain open source software which may be subject to restrictive open source licenses. Some of these licenses may require that we make our source code governed by the open source software licenses available to third parties and/or license such software under the terms of a particular open source license, potentially granting third parties certain rights to our software. We may incur legal expenses in defending against claims that we did not abide by such licenses. If our defenses are unsuccessful, we may be enjoined from distributing products containing such open source software, be required to make the relevant source code available to third parties, be required to grant third parties certain rights to our software, be subject to potential damages or be required to remove the open source software from our products. Any of these outcomes could disrupt our distribution and sale of related products and adversely affect our business.

We rely on hardware, software and games licensed from third parties, and on technology provided by third-party vendors, the loss of which could materially and adversely affect our business, increase our costs and delay deployment or suspend development of our EGMs, games and systems.

We have entered into license agreements with third-parties for the exclusive use of their technology and intellectual property rights in the gaming industry and we also rely on third-party manufacturers to manufacture certain gaming equipment. We rely on these other parties to maintain and protect this technology and the related intellectual property rights. If our licensors fail to protect their intellectual property rights in material that we license and we are unable to protect such intellectual property rights, the value of our licenses may diminish significantly and our business could be significantly harmed.

In addition, if these agreements expire and we are unable to renew them, or if the manufacturers of this software or hardware, or functional equivalents of this software or hardware, were either no longer available to us or no longer offered to us on commercially reasonable terms, we may lose a valuable competitive advantage and our business could be harmed.

Acts of God, adverse weather and shipping difficulties, particularly with respect to international third-party suppliers of our components, could cause significant production delays. If we are unable to obtain these components from our established third-party vendors, we could be required to either redesign our product to function with alternate third-party products or to develop or manufacture these components ourselves, which would result in increased costs and could result in delays in the deployment of our EGMs, games and systems. Furthermore, we might be forced to limit the features available in our current or future offerings.

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

Continued operation and our ability to service several of our installed EGMs depends upon our relationships with service providers, and changes in those relationships could negatively impact our business.

We operate many EGMs that utilize third party software for which we do not own or control the underlying software code. Further, we enter into arrangements with third party vendors, from time to time, for the provision of services related to development and operation of our products. Consequently, our operations, growth prospects and future revenues could be dependent on our continued relationships with third party vendors. While we have historically maintained good relationships with third party vendors, our business would suffer if we are unable to continue these relationships in the future. Our third party vendors may have economic or business interests or goals that are inconsistent with our interests and goals, take actions contrary to our objectives or policies, undergo a change of control, experience financial and other difficulties or be unable or unwilling to fulfill their obligations under our arrangements. The failure to avoid or mitigate the risks described above or other risks associated with such arrangements could have a material adverse effect on our results of operations.

We have a history of operating losses and a significant accumulated deficit, and we may not achieve or maintain profitability in the future.

We have not been profitable and cannot predict when we will achieve profitability, if ever. As of December 31, 2020, we had an accumulated deficit of approximately $321.4 million, as a result of historical operating losses. These losses have resulted principally from depreciation and amortization, interest, research and development, sales and marketing and administrative expenses. We also expect our costs to increase in future periods. For example, we intend to expend significant funds to expand our sales and marketing operations, develop new products, meet the increased compliance requirements associated with our transition to and operation as a public company, expand into new markets, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of other reasons, including the other risks described in this Form 10-K, and unforeseen expenses, difficulties, complications and delays, and other unknown events. While we believe our growth strategy will help us achieve profitability, there can be no guarantee. If we are unable to achieve and sustain profitability, our stock price may significantly decrease.

Our inability to complete future acquisitions and integrate those businesses successfully could limit our future growth.

From time to time, we pursue strategic acquisitions in support of our strategic goals. In connection with any such acquisitions, we could face significant challenges in managing and integrating our expanded or combined operations, including acquired assets, operations and related workforce. There can be no assurance that acquisition opportunities will be available on acceptable terms or at all or that we will be able to obtain necessary financing or regulatory approvals to complete potential acquisitions. Our ability to succeed in implementing our strategy will depend to some degree upon the ability of our Management to identify, complete and successfully integrate commercially viable acquisitions. Acquisition transactions may disrupt our ongoing business and distract Management from other responsibilities.

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

We are subject to taxation in the United States, Canada, Mexico, the United Kingdom, Brazil, Australia, Philippines, Israel, Malta and Gibraltar. Significant judgment is required to determine and estimate tax liabilities and there are many transactions and calculations where the ultimate tax determination is uncertain. Our future annual and quarterly effective tax rates could be affected by numerous factors, including changes in the applicable tax laws; the composition of pre-tax income in jurisdictions with differing tax rates; the valuation of or valuation allowances against our deferred tax assets and liabilities and substantive changes to tax rules and the application thereof by United States federal, state, local and foreign governments, all of which could result in materially higher corporate taxes than would be incurred under existing tax law or interpretation and could adversely affect our profitability. It is possible that future tax audits or changes in tax regulation may require us to change our prior period tax returns and also to incur additional costs. This may negatively affect future period results.

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

Our internal controls over financial reporting may be insufficiently documented, designed or operating.

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

We are a highly leveraged company. As of December 31, 2020, we had $622.5 million aggregate principal amount of outstanding indebtedness, in addition to $30.0 million available for borrowing under the revolving credit facility at that date. For the year ended December 31, 2020, we had debt service costs of $41.7 million.

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

In addition, our senior secured credit agreement contains restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all of our indebtedness.

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

We cannot assure you that our business will generate cash flow from operations, or that we will be able to draw under the revolving credit facility or otherwise, in an amount sufficient to fund our liquidity needs, including the payment of principal and interest on our debt. If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due. Apollo and its affiliates have no continuing obligation to provide us with debt or equity financing. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, could have a material adverse effect on our business, results of operations, and financial condition, and could negatively impact our ability to satisfy our debt obligations. See a full description of liquidity in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources".

Changes to the method of determining LIBOR or the selection of a replacement for LIBOR may affect our financial instruments.

In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop collecting LIBOR rates from banks after 2021. The announcement indicates that LIBOR will not continue to exist on the current basis. More recently, in November 2020, the ICE Benchmark Administration (“IBA”) announced a consultation on the extension of most tenors of US Dollar LIBOR (“USD LIBOR”) until June 30, 2023. The proposed extension would not apply to the rate’s other denominations – euro, sterling, Swiss franc and Japanese yen. The final announcement regarding the dates for cessation of all USD LIBOR tenors is not expected until early 2021, when IBA’s consultation period ends. However, United States banking regulators have made clear that USD LIBOR originations should end by no later than December 30, 2021, and that new LIBOR originations prior to that date must provide for an alternative reference rate or a hardwired fallback. The Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions convened by the Federal Reserve, has recommended the Secured Overnight Financing Rate (“SOFR”) as a more robust reference rate alternative to U.S. dollar LIBOR. SOFR is calculated based on overnight transactions under repurchase agreements, backed by Treasury securities. Further, the International Swaps and Derivatives Association, Inc. recently announced fallback language for LIBOR-referencing derivatives contracts that also provides for SOFR as the primary replacement rate in the event of a LIBOR cessation. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. As a result, parties may seek to adjust the spreads relative to such reference rate in underlying contractual arrangements. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. We are unable to predict the effect of any changes to LIBOR, the establishment and success of any alternative reference rates, or any other reforms to LIBOR or any replacement of LIBOR that may be enacted in the United Kingdom or elsewhere. Such changes, reforms or replacements relating to LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives or other financial instruments or extensions of credit held by or due to us.

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

We are an “emerging growth company,” and are able to take advantage of reduced disclosure requirements applicable to “emerging growth companies,” which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and, for as long as we continue to be an “emerging growth company,” we intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies.” These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (iii) the last day of our fiscal year following the fifth anniversary of the consummation of our initial public offering, and (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

As of December 31, 2020, VoteCo, an entity owned and controlled by individuals affiliated with Apollo, beneficially owns 21.8% of our common equity pursuant to an irrevocable proxy, which provides VoteCo with sole voting and sole dispositive power over all shares beneficially owned by the Apollo Group, which includes any of (a) Apollo Gaming Holdings, L.P. (“Holdings”), (b) Apollo Investment Fund VIII, L.P., (c) each of their respective affiliates (including, for avoidance of doubt, any syndication vehicles and excluding, for the avoidance of doubt, any portfolio companies of Apollo Management VIII, L.P. or its affiliates other than Holdings, VoteCo, the Company and their respective subsidiaries) to which any transfers of our common stock are made and (d) VoteCo to the extent that it has beneficial ownership of shares of our common stock pursuant to an irrevocable proxy (collectively, the “Apollo Group”). The Apollo Group beneficially owns 21.8% of our common equity. As a result, the Apollo Group beneficially owns less than 50% of our equity, and VoteCo and individuals affiliated with Apollo no longer have effective control over the Company. Nevertheless, the interests of Apollo and its affiliates, including the Apollo Group, could conflict with or differ from our interests or the interests of our other stockholders. For example, the concentration of ownership held by the Apollo Group could delay, defer or prevent a change of control of our company or impede a merger, takeover or other business combination which may otherwise be favorable for us. Additionally, Apollo and its affiliates are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete, directly or indirectly with us. Apollo and its affiliates may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as the Apollo Group continues to directly or indirectly own a significant amount of our equity, even though such amount is less than 50%, Apollo and its affiliates will continue to be able to substantially influence our ability to enter into corporate transactions.

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
•

empowering only the board of directors to fill any vacancy on our board of directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise, and requiring that, until the first time the Apollo Group ceases to beneficially own at least 5% of our common stock, any vacancy resulting from the death, removal or resignation of a director nominated by Holdings pursuant to the Stockholders Agreement (see “Item 10. Directors, Executive Officers and Corporate Governance—Apollo Group Approval of Certain Matters and Rights to Nominate Certain Directors”) be filled by a nominee of Holdings;

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

As of December 31, 2020, we had 413,505,998 shares of common stock authorized but unissued. Our amended and restated articles of incorporation authorize us to issue these shares of common stock and options, rights, warrants and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved 1,651,244 shares for issuance upon exercise of outstanding stock options and restricted shares and 4,607,389 for issuances under our new equity incentive plan. Any common stock that we issue, including under our new equity incentive plan or other equity incentive plans that we may adopt in the future, as well as under outstanding options would dilute the percentage ownership held by the investors who purchase common stock in this offering.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We currently lease the following properties:

Location	Purpose	Square footage	Segment
308 Anthony Ave., Oklahoma City, OK. 73128	Administrative offices, manufacturing and warehousing	144,688	EGM, Table Products
2400 Commerce Ave, Duluth, GA 30096	Research and development	55,264	EGM
5475 S. Decatur Blvd. #100, Las Vegas, NV. 89118	Corporate headquarters	33,894	EGM, Table Products
165 Ottley Drive, Atlanta, GA 30324	Research and development	19,533	EGM
Lago Tana No. 43, Warehouse 8 and 10, Colonia Huichapan, Mexico City, Mexico	Warehousing	18,191	EGM
39 Delhi Road, Suite 1 and 5.04, Level 5, Triniti II,Sydney, Australia	Research and development	8,450	EGM
Jaime Balmes No. 8, office no. 204, Colonia Los Morales Polanco, Mexico City, Mexico	Administrative offices	8,154	EGM
5520 Kietzake Lane, Reno, NV 89511	Research and development	3,705	EGM
11401 Century Oaks Terrace, Austin, TX. 78758	Administrative offices	2,951	EGM
24 Raoul Wallenberg St. Building C, Floors 5 and 10. Tel Aviv, Israel	Research and development	1,850	Interactive
Elizabeth House, St. Mary's Road, Hinckley, Leicestershire. LE10 1EO	Administrative offices	1,452	Interactive
138a Main Street, Gibraltar CX11 1AA	Administrative offices	172	Interactive

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

Holders

On March 1, 2021, we had approximately 5 holders of record.

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

Equity Compensation

Refer to Item 11. for a description of the Company’s Management Incentive Plan.

Stockholder Return Performance Graph

The following graph compares the cumulative total return to stockholders on our then outstanding shares of common stock, the New York Stock Exchange (“NYSE”) Composite Index and indices of our peer group companies that operate in industries or lines of business similar to ours from January 2018, the month in which we completed our initial public offering, through December 31, 2020. Our peer group companies consist of Aristocrat (Australian Securities Exchange: ALL), IGT (New York Stock Exchange: IGT), Everi Holdings Inc. (New York Stock Exchange: EVRI) and Scientific Games Corporation (Nasdaq Composit Index: SGMS).

The companies in each peer group have been weighted based on their relative market capitalization each year. The graph assumes that $100 was invested in our then outstanding common stock, the NYSE and the peer group indices at the beginning of the one-year period and that any dividends were reinvested. The comparisons are not intended to be indicative of future performance of our shares of common stock.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

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

For a discussion of the year ended December 31, 2019 compared to the year ended December 31, 2018, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Overview

We are a leading designer and supplier of EGMs and other products and services for the gaming industry. We operate our business in three distinct segments: EGMs, Table Products and Interactive. Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line. Founded in 2005, we historically focused on supplying EGMs, including slot machines, video bingo machines, and other electronic gaming devices, to the Native American gaming market. Since 2014, we have expanded our product line-up to include: (i) Class III EGMs for commercial and Native American casinos permitted to operate Class III EGMs, (ii) table game products and (iii) interactive products, all of which we believe provide us with growth opportunities as we expand in markets where we currently have limited or no presence. For the year ended December 31, 2020, approximately 77% of our total revenue was generated through recurring contracted lease agreements whereby we place EGMs and table game products at our customers’ gaming facilities under either a revenue sharing agreement (we receive a percentage of the revenues that these products generate) or fee-per-day agreement (we receive a daily or monthly fixed fee per EGM or table game product), or recurring revenue from our Interactive gaming operations.

Key Drivers of Our Business

Our revenues are impacted by the following key factors:

•	the amount of money spent by consumers on our domestic revenue share installed base;
•	the amount of the daily fee and selling price of our participation EGMs;
•	our revenue share percentage with customers;
•	the capital budgets of our customers;
•	the level of replacement of existing EGMs in existing casinos;
•	expansion of existing casinos;
•	development of new casinos;
•	opening or closing of new gaming jurisdictions both in the United States and internationally;
•	our ability to obtain and maintain gaming licenses in various jurisdictions;
•	the relative competitiveness and popularity of our EGMs compared to competitive products offered in the same facilities; and
•	general macro-economic factors, including levels of and changes to consumer disposable income and personal consumption spending.

The factors above have been significantly affected by the COVID-19 pandemic and the related closure of nearly all of our casino customer locations. Due to the business disruption caused by the rapid nationwide spread of the coronavirus and the actions by state and tribal governments and businesses to contain the virus, almost all of the Company’s customers closed their operations during the months of March and April 2020 and their respective markets have been significantly and adversely impacted. Beginning in May 2020 and continuing through December, casinos began to reopen at limited capacity and nearly all of our customers' casino properties in the United States and Canada were partially open as of December 31, 2020 under limited operations. As of December 31, 2020, in Mexico, approximately half of our customers' casinos were partially open under capacity limitations. As a result of the temporary closures of our casino customers, there has been a decrease in the amount of money spent by consumers on our revenue shared installed base and the amount of daily fees of our participation EGMs and a slow down in the expansion of existing casinos or development of new casinos. Specifically, gaming operations revenue and equipment sales have decreased compared to the prior year period as a result of the temporary closures of our casino customers. Similarly, our EGM and Table Products segment operating results have been disrupted because each segment’s activities including design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of its products lines have been temporarily halted or significantly reduced. In addition, each segment’s revenue from leasing, licensing and selling products has been adversely impacted due to the temporary closures of our casino customers. As a result, the Company has taken several actions to adapt to the severity of the COVID-19 crisis. Among other things, the Company implemented short-term furloughs with retained benefits, company-wide salary reductions, and reduced its workforce by over 10%. Our non-employee directors have also agreed to reduce their fees by 50%. Some of the Company's customers have reopened at limited capacity, some have reopened and then been required to close again due to local conditions and regulations relating to the spread of the coronavirus, and there are also customers who still remain closed. Depending on the number and length of casino closures, the Company will consider additional reductions to payroll and related expenses through additional employee furloughs in order to conserve liquidity.

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

Results of Operations

Year Ended December 31, 2020 compared to the Year Ended December 31, 2019

The following tables set forth certain selected audited consolidated financial data for the periods indicated (in thousands):

	Year ended December 31,		$	%
	2020	2019	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$129,150	$210,534	(81,384)	(38.7)%
Equipment sales	37,857	94,180	(56,323)	(59.8)%
Total revenues	167,007	304,714	(137,707)	(45.2)%
Operating expenses
Cost of gaming operations	32,087	40,955	(8,868)	(21.7)%
Cost of equipment sales	16,789	45,513	(28,724)	(63.1)%
Selling, general and administrative	46,463	61,785	(15,322)	(24.8)%
Research and development	26,786	34,338	(7,552)	(22.0)%
Write-downs and other charges	3,329	6,912	(3,583)	(51.8)%
Depreciation and amortization	85,722	91,474	(5,752)	(6.3)%
Total operating expenses	211,176	280,977	(69,801)	(24.8)%
Income from operations	(44,169)	23,737	(67,906)	(286.1)%
Other expense (income)
Interest expense	41,935	36,248	5,687	15.7%
Interest income	(1,179)	(163)	(1,016)	623.3%
Loss on extinguishment and modification of debt	3,102	-	3,102	100.0%
Other expense (income)	3,226	4,622	(1,396)	(30.2)%
Loss before income taxes	(91,253)	(16,970)	(74,283)	437.7%
Income tax benefit	5,875	5,449	426	7.8%
Net loss	(85,378)	(11,521)	(73,857)	641.1%
Less: Net income attributable to non-controlling interests	—	(231)	231	(100.0)%
Net loss attributable to PlayAGS, Inc.	$(85,378)	$(11,752)	(73,626)	626.5%

Revenues

Gaming Operations. Gaming operations revenue decreased $81.4 million primarily due to a decrease in our EGM and Table Products segments. EGM revenue per day ("RPD") decreased by 36.1% compared to the prior year and tables average lease price decreased by 35.2% due to the temporary casino closures that began in March 2020 caused by the COVID-19 pandemic. Nearly all of the Company's customers were closed during April 2020 and a limited number began to reopen at reduced capacity starting in late-May through December 2020. As of December 31, 2020, nearly all of our customers' casino properties in the United States and Canada were open under limited operations. On December 31, 2020 in Mexico, approximately half of our customers' casinos were open under capacity limitations. Additional decreases in gaming operations revenue are due to a decrease in our domestic EGM installed base year over year due to sales of 1,236 lower yielding units to distributors during the last twelve months as well as a removal of 512 VLT units from the leased base in the forth quarter 2020 as part of a planned end of lease term buyout. During the year, several of our customers reconfigured their slot floors in response to the COVID-19 pandemic and, as a result, removed nearly 350 EGMs from our domestic installed base. Our international EGM installed base also decreased year over year due primarily to the permanent closure of certain casinos in Mexico and the sale of previously leased EGMs during the last twelve months. The decrease in our EGM and Table Products segments was partially offset by an increase of $2.4 million in our Interactive segment primarily related to an increase in our RMG revenues.

Equipment Sales. The decrease in equipment sales was primarily due to a decrease of 3,536 EGMs sold year over year, primarily attributable to business disruptions related to COVID-19 as noted above and reduced customer budgets for EGM purchases. We sold 1,343 EGM units for the year ended December 31, 2020, compared to 4,879 EGM units in the prior year period. EGM equipment sales revenue also includes revenue from the sale of 1,236 lower yielding units to a distributor in the current year period, which units are not included in our sold unit count or domestic average sales price.

Operating Expenses

Cost of Gaming Operations. The decrease in costs of gaming operations was the result of a $9.7 million decrease in direct expenses primarily due to decreased activity caused by the COVID-19 pandemic. The decrease was also attributable to a decrease in field service-related expenses year over year by $3.5 million. These decreases were partially offset by $1.7 million increases in inventory valuation related charges and by $1.5 million in unapplied labor and overhead primarily from idle facilities that were not utilized due to the COVID-19 pandemic. As a percentage of gaming operations revenue, costs of gaming operations was 24.8% for the year ended December 31, 2020, compared to 19.5% for the prior year period.

Cost of Equipment Sales. The decrease in cost of equipment sales is attributable to the 1,343 EGM units sold for the year ended December 31, 2020 compared to 4,879 units sold in the prior year period. As a percentage of equipment sales revenue, costs of equipment sales was 44.3% for the year ended December 31, 2020 compared to 48.3% for the prior year period primarily due to the 1,236 units sold to a distributor in the current year at a higher margin than the Company's historical average margin.

Selling, General and Administrative. The decrease in selling, general and administrative expenses is primarily due to a decrease of $7.9 million in salary and benefits, a decrease of $4.6 million in professional fees, a $3.7 million decrease in sales and marketing expense, and a $1.6 million decrease in travel and related expense, all resulting from Management's actions taken to decrease spending amid the COVID-19 crisis including employee furloughs, reductions in work force and salary reductions. The prior year expense included a $1.6 million loss reserve recorded in the third quarter that is described in Item 1 “Financial Statements” Note 13 to our consolidated financial statements. These decreases were offset by $2.7 million in bad debt expense recorded in the current year primarily related to accounts receivable from our customers in Mexico, as well as a $1.4 million  charge in the current year to exit a lease agreement.

Research and Development. The decrease in research and development expenses is primarily due to a decrease of $4.2 million in salary and benefits, a $0.9 million decrease in delayed development fees, and a $0.5 million decrease in travel and entertainment expense resulting from Management's actions taken to decrease spending amid the COVID-19 crisis including employee furloughs, reductions in work force and salary reduction.

Write-downs and Other Charges. During the year ended December 31, 2020, the Company recognized $3.3 million in write-downs and other charges primarily related to the write-off of placement fee intangible assets associated with the sale of previously leased EGMs to distributors in the period of $1.9 million and fair value adjustments to contingent consideration of $0.8 million.

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

Depreciation and Amortization.  The decrease was predominantly due to several assets purchased in the Cadillac Jack acquisition that reached the end of their five-year useful lives during the current year.

Other Expense (Income)

Interest Expense. The increase in interest expense is predominantly attributed to the incremental $95.0 million of additional term loans under the incremental first lien credit facilities and additional interest from financed placement fees. See Item 15. “Exhibits and Financial Statement Schedules.” Note 6 for a detailed discussion regarding long-term debt. These increases in debt principal are offset by a decrease in variable interest rate applicable to the loans under the first lien credit facilities year over year.

Other Expense (Income). The decrease is predominantly attributed to the change in indemnification receivables of $5.1 million in the prior year period compared to $3.4 million in the current year primarily to the write-offs related to the lapse in the statute of limitations. See Item 15. “Exhibits and Financial Statement Schedules.” Note 12. for a detailed description of the indemnification receivable. The remaining change was due to the effect of foreign currency fluctuation on trade payables and receivables denominated in foreign currencies.

Income Taxes. The Company’s effective income tax rate for the year ended December 31, 2020, was a benefit of 6.4%. The difference between the federal statutory rate of 21.0% and the Company’s effective tax rate for the year ended December 31, 2020, was primarily due to changes in our valuation allowance on deferred tax assets, various permanent items and lapse in the applicable statute of limitations for certain uncertain tax positions.

The Company’s effective income tax rate for the year ended December 31, 2019, was a benefit of 32.1%. The difference between the federal statutory rate of 21.0% and the Company’s effective tax rate for the year ended December 31, 2019, was primarily due to changes in our valuation allowance on deferred tax assets, various permanent items, lapse in the applicable statute of limitations for certain uncertain tax positions, and impairment of goodwill.

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

The tables below present each of the Adjusted Expenses and include a reconciliation to the nearest GAAP measure.

Electronic Gaming Machines

Year Ended December 31, 2020 compared to the Year Ended December 31, 2019

	Year Ended December 31,		$	%
(amounts in thousands except unit data)	2020	2019	Change	Change
EGM segment revenues:
Gaming operations	$114,548	$196,101	$(81,553)	(41.6)%
Equipment sales	37,241	93,541	(56,300)	(60.2)%
Total EGM revenues	$151,789	$289,642	$(137,853)	(47.6)%

EGM segment expenses and adjusted expenses:
Cost of gaming operations(1)	29,204	37,831	(8,627)	(22.8)%
Less: Adjustments(2)	5,164	2,445	2,719	111.2%
Adjusted cost of gaming operations	24,040	35,386	(11,346)	(32.1)%

Cost of equipment sales	16,627	45,264	(28,637)	(63.3)%

Selling, general and administrative	42,890	53,785	(10,895)	(20.3)%
Less: Adjustments(3)	9,979	8,179	1,800	22.0%
Adjusted cost of selling, general and administrative	32,911	45,606	(12,695)	(27.8)%

Research and development	22,769	28,702	(5,933)	(20.7)%
Less: Adjustments(4)	3,014	3,656	(642)	(17.6)%
Adjusted cost of research and development	19,755	25,046	(5,291)	(21.1)%

Accretion of placement fees	7,421	6,378	1,043	16.4%

EGM adjusted EBITDA	$65,877	$144,718	$(78,841)	(54.5)%

EGM unit information:
VLT	-	512	(512)	(100.0)%
Class II	11,794	12,415	(621)	(5.0)%
Class III	4,474	5,441	(967)	(17.8)%
Domestic installed base, end of period	16,268	18,368	(2,100)	(11.4)%
International installed base, end of period	7,985	8,497	(512)	(6.0)%
Total installed base, end of period	24,253	26,865	(2,612)	(9.7)%

Installed base - Oklahoma	8,871	10,171	(1,300)	(12.8)%
Installed base - non-Oklahoma	7,397	8,197	(800)	(9.8)%
Domestic installed base, end of period	16,268	18,368	(2,100)	(11.4)%

Domestic revenue per day	$17.66	$25.65	(7.99)	(31.2)%
International revenue per day	$2.59	$8.13	(5.54)	(68.1)%
Total revenue per day	$12.84	$20.10	(7.26)	(36.1)%

Domestic EGM units Sold	1,243	4,600	(3,357)	(73.0)%
Total EGM units Sold	1,343	4,879	(3,536)	(72.5)%
Domestic average sales price	$18,068	$18,302	(234)	(1.3)%

(1) Exclusive of depreciation and amortization.

(2) Adjustments to cost of gaming operation include non-cash stock compensation expense, acquisitions and integration-related costs including restructuring and severance, non-cash charges on capitalized installation and delivery and other adjustments primarily composed of costs and inventory valuation charges associated with the COVID-19 pandemic that are deemed to be non-recurring in nature.

(3) Adjustments to selling, general and administrative expense include non-cash stock compensation expense, acquisitions and integration-related costs including restructuring and severance, initial public offering and secondary offering costs, legal and litigation-related costs including settlements payments, professional fees incurred by the Company for projects, contract cancellation fees and other adjustments primarily composed of receivable valuation charges associated with the COVID-19 pandemic.

(4) Adjustments to research and development costs include non-cash stock compensation expense and acquisitions and integration-related costs including restructuring and severance.

Gaming Operations Revenue

Gaming operations revenue decreased primarily due to a decrease in RPD of 36.1% compared to the prior year due to the temporary casino closures that began in March 2020 caused by the COVID-19 outbreak. Nearly all of the Company's customers were closed during April 2020 and a limited number began to reopen at reduced capacity in late-May through December 2020. As of December 31, 2020, nearly all of our customers' casino properties in the United States and Canada were open under limited operations. On December 31, 2020, in Mexico, approximately half of our customers' casinos were open under capacity limitations. Additional decreases in gaming operations revenue are due to a decrease in our domestic EGM installed base year over year due to sales of 1,236 previously leased, lower yielding units to distributors during the last twelve months as well as a removal of 512 VLT units were removed from the leased base in the forth quarter 2020 as part of a planned end of lease term buyout. During the year ended December 31, 2020, several of our customers reconfigured their slot floors in response to the COVID-19 pandemic and, as a result, removed nearly 350 EGMs from our domestic installed base. Our international EGM installed base also decreased year over year due primarily to the permanent closure of certain casinos in Mexico and the sale of previously leased EGMs during the last twelve months.

Equipment Sales

The decrease in equipment sales was primarily due to a decrease of 3,536 EGMs sold compared year over year, primarily attributable to business disruptions related to COVID-19 as noted above and reduced customer budgets for EGM purchases. We sold 1,343 EGM units during the year ended December 31, 2020, compared to 4,897 EGM units in the prior year period. To a lesser extent, the decrease in equipment sales revenue was also due to a 1.3% decrease in the domestic average sales price compared to the prior year period driven by differences in product mix. EGM equipment sales revenue also includes revenue from the sale of 1,236 previously leased, lower yielding units to a distributor in the current year period, which units are not included in our sold unit count or domestic average sales price.

EGM Adjusted EBITDA

EGM adjusted EBITDA includes revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write-downs and other charges, accretion of placement fees, as well as other costs. See Item 15. “Exhibits and Financial Statement Schedules.” Note 14 for further explanation of adjustments. The decrease in EGM adjusted EBITDA is attributable to the decrease in revenue described above offset by the related decrease in cost of gaming operations and cost of equipment sales and a decrease in operating expenses as a result of Management's actions taken to decrease spending in response to the COVID-19 crisis. EGM adjusted EBITDA margin was 43.4% for the year ended December 31, 2020 compared to 50.0% for the year ended December 31, 2019, reflecting a decrease in revenues as described above, offset by a greater mix of higher-margin lease revenues, the sale of previously leased, lower-yielding Oklahoma units to distributors with modest offsetting costs, and Management's actions to reduce operating expenses and other costs in response to the COVID-19 crisis.

Table Products

Year Ended December 31, 2020 compared to Year Ended December 31, 2019

	Year Ended December 31,		$	%
(amounts in thousands except unit data)	2020	2019	Change	Change
Table Products segment revenues:
Gaming operations	$7,353	$9,555	$(2,202)	(23.0)%
Equipment sales	616	639	(23)	(3.6)%
Total Table Products revenues	$7,969	$10,194	$(2,225)	(21.8)%

Table Products segment expenses and adjusted expenses:
Cost of gaming operations(1)	1,041	1,632	(591)	(36.2)%
Less: Adjustments(2)	554	537	17	3.2%
Adjusted cost of gaming operations	487	1,095	(608)	(55.5)%

Cost of equipment sales	162	249	(87)	(34.9)%

Selling, general and administrative	1,880	2,537	(657)	(25.9)%
Less: Adjustments(3)	254	163	91	55.8%
Adjusted cost of selling, general and administrative	1,626	2,374	(748)	(31.5)%

Research and development	2,439	2,988	(549)	(18.4)%
Less: Adjustments(4)	105	211	(106)	(50.2)%
Adjusted cost of research and development	2,334	2,777	(443)	(16.0)%

Table Products adjusted EBITDA	$3,360	$3,699	$(339)	(9.2)%

Table Products unit information:
Table products installed base, end of period	4,254	3,766	488	13.0%
Average monthly lease price	$149	$230	$(81)	(35.2)%

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

Gaming Operations Revenue

The decrease in Table Products gaming operations revenue is attributable to the decrease in average monthly lease price as we suspended billing our customers when they closed due to the COVID-19 pandemic in the current year period. Nearly all of the Company's customers were closed during April 2020 and a limited number began to reopen at reduced capacity in late-May through December 2020. The success of our progressives such as Super 4, Blackjack Match, Royal 9 as well as the success of the Dex S, are the primary drivers of the increase in the Table Products installed base compared to the prior year period.

Equipment Sales

The decrease in equipment sales is primarily due to lower sales in the current period due to the closures of the Company's customers due to the COVID-19 pandemic in the current year period.

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

Interactive

Year Ended December 31, 2020 compared to Year Ended December 31, 2019

	Year Ended December 31,		$	%
(amounts in thousands)	2020	2019	Change	Change
Interactive segment revenue:
Social gaming revenue	$3,513	$3,319	$194	5.8%
Real-money gaming revenue	3,736	1,559	2,177	139.6%
Total Interactive revenue	$7,249	$4,878	$2,371	48.6%

Interactive segment expenses and adjusted expenses:
Cost of gaming operations(1)	1,842	1,492	350	23.5%

Selling, general and administrative	1,693	5,463	(3,770)	(69.0)%
Less: Adjustments(2)	222	2,244	(2,022)	(90.1)%
Adjusted cost of selling, general and administrative	1,471	3,219	(1,748)	(54.3)%

Research and development	1,578	2,648	(1,070)	(40.4)%
Less: Adjustments(3)	74	126	(52)	(41.3)%
Adjusted cost of research and development	1,504	2,522	(1,018)	(40.4)%

Interactive adjusted EBITDA	$2,432	$(2,355)	$4,787	(203.3)%

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

Total Interactive Revenue

The increase in revenue is attributable to an increase of  $2.2 million in RMG revenue in the current period primarily due to an increase in the number of customers and games year over year as well as the addition of our land-based content on the AxSys Games Marketplace platform. We have also entered the state of New Jersey and the state of Pennsylvania markets with our land-based content.

Interactive Adjusted EBITDA

Interactive adjusted EBITDA includes the revenues and operating expenses from the Interactive segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 15. “Exhibits and Financial Statement Schedules.” Note 14 for further explanation of adjustments. The increase in Interactive adjusted EBITDA is primarily attributable to an increase in revenues as described above and a decrease in operating costs including salary and benefit related expenses and professional fees resulted from Management's actions taken to decrease spending in response to the COVID-19 crisis.

.

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

The following tables reconcile net loss attributable to PlayAGS, Inc. to total adjusted EBITDA (amounts in thousands):

Year Ended December 31, 2020 compared to the Year Ended  December 31, 2019

	Year Ended December 31,		$	%
	2020	2019	Change	Change
Net loss attributable to PlayAGS, Inc.	$(85,378)	$(11,752)	$(73,626)	626.5%
Income tax (benefit) expense	(5,875)	(5,449)	(426)	7.8%
Depreciation and amortization	85,722	91,474	(5,752)	(6.3)%
Other expense (income)	3,226	4,622	(1,396)	(30.2)%
Interest income	(1,179)	(163)	(1,016)	623.3%
Interest expense	41,935	36,248	5,687	15.7%
Write-downs and other(1)	3,329	6,912	(3,583)	(51.8)%
Loss on extinguishment and modification of debt(2)	3,102	—	3,102	100.0%
Other adjustments(3)	6,477	909	5,568	612.5%
Other non-cash charges(4)	9,712	9,078	634	7.0%
Legal and litigation expenses including settlement payments(5)	1,830	1,844	(14)	(0.8)%
Acquisitions and integration related costs including restructuring and severance(6)	311	3,338	(3,027)	(90.7)%
Non-cash stock-based compensation(7)	8,457	9,001	(544)	(6.0)%
Total Adjusted EBITDA	$71,669	$146,062	$(74,393)	-50.9%

(1) Write-downs and other include items related to loss on disposal or impairment of long-lived assets and fair value adjustments to contingent consideration.

(2) Loss on extinguishment and modification of debt primarily relates to the refinancing of long-term debt, in which deferred loan costs and discounts related to old senior secured credit facilities were written-off.

(3) Other adjustments primarily composed of costs and inventory and receivable valuation charges associated with the COVID-19 pandemic, professional fees incurred by the Company for projects, corporate and public filing compliance, contract cancellation fees and other transaction costs deemed to be non-recurring in nature.

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

Liquidity and Capital Resources

We expect that primary ongoing liquidity requirements for the year ending December 31, 2021 will be for operating capital expenditures, working capital, debt servicing, game development and other customer acquisition activities. We expect to finance these liquidity requirements through a combination of cash on hand, additional financing, and cash flows from operating activities.

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

Due to the business disruption caused by the rapid nationwide spread of the coronavirus and the actions by state and tribal governments and businesses to contain the virus, almost all of the Company’s customers closed their operations during the months of March and April 2020 and their respective markets have been significantly and adversely impacted. Beginning in May 2020 and continuing through December 31, 2020, casinos began to reopen at limited capacity and nearly all of our customers' casino properties in the United States and Canada were partially open as of December 31, 2020 under limited operations. As of December 31, 2020, in Mexico,  approximately half of our customers' casinos were partially open under capacity limitations. As a result of the temporary closures of our casino customers, there has been a decrease in the amount of money spent by consumers on our revenue shared installed base and the amount of daily fees of our participation EGMs and a slow down in the expansion of existing casinos or development of new casinos. Specifically, gaming operations revenue and equipment sales have decreased compared to the prior year period as a result of the temporary closures of our casino customers. Similarly, our EGM and Table Products segment operating results have been disrupted because each segment’s activities including design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of its product's lines have been temporarily halted or significantly reduced. In addition, each segment’s revenue from leasing, licensing and selling products has been adversely impacted due to the temporary closures of our casino customers. As a result, the Company has taken several actions to adapt to the severity of the COVID-19 crisis. Among other things, the Company implemented short-term furloughs with retained benefits, company-wide salary reductions, and reduced its workforce by over 10%. Our non-employee directors have also agreed to reduce their fees by 50%. Some of the Company's customers have reopened at limited capacity, some have reopened and then been required to close again due to local conditions and regulations relating to the spread of the coronavirus, and there are also customers who still remain closed. Depending on the number and length of casino closures, the Company will consider additional reductions to payroll and related expenses through additional employee furloughs in order to conserve liquidity.

As of December 31, 2020, we had $81.7 million in cash and cash equivalents. Under the First Lien Credit Agreement (defined below), the Company was required to comply with certain financial covenants at the end of each calendar quarter, including to maintain a maximum net first lien leverage ratio of 6.0 to 1.0. On May 1, 2020, the Company entered into an Incremental Assumption and Amendment Agreement No. 4 ("Amendment No. 4") which amended its First Lien Credit Agreement to, among other things, (i) provide for a suspension of the testing of the financial covenant for the fiscal quarters ending June 30, 2020, September 30, 2020 and December 31, 2020 and (ii) during the period beginning on May 1, 2020, and ending on the date on which the Company delivers a compliance certificate with respect to the fiscal quarter ending December 31, 2021 (unless earlier terminated by the Company), make certain modifications to the negative covenants set forth in the First Lien Credit Agreement and, solely for purposes of determining compliance with the financial covenant during the first three quarters of 2021 once testing resumes, the calculation of EBITDA. As a result of Amendment No. 4, and based on the Company's projected operating results for the next twelve months after the financial statements are issued, the Company expects that it will be in compliance with its covenants under the First Lien Credit Agreement for at least the next twelve months after the financial statements are issued. Pursuant to the terms of Amendment No. 4, the Company incurred incremental term loans in an aggregate principal amount of $95.0 million, of which the Company received $83.3 million in net proceeds (after original issue discount and related fees, which is described in Note 6). The incremental term loans incurred pursuant to Amendment No. 4 bear interest at a rate equal to, at the Borrower's option, either LIBOR or the base rate, subject to an interest rate floor plus an applicable margin of 13.0% for LIBOR loans and 12.0% for base rate loans. Any voluntary prepayment of the incremental term loans incurred pursuant to Amendment No. 4 during the first two years after May 1, 2020 will be subject to a customary “make-whole” premium. On or after May 1, 2022 and prior to November 1, 2022, a voluntary prepayment of the incremental term loans incurred pursuant to Amendment No. 4 will be accompanied by a 1.00% payment premium. Other than described above, the incremental term loans have the same terms applicable to the outstanding term loans under the First Lien Credit Agreement. As a result of the additional financing, along with cash and cash equivalents on hand as of December 31, 2020, Management believes that the Company has sufficient liquidity to fund its operating requirements and meet its obligations as they become due for at least the next twelve months after the financial statements are issued.

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

On December 6, 2017, the Borrower entered into incremental facilities for $65.0 million in term loans (the “December Incremental Term Loans”).  The net proceeds of the December Incremental Term Loans were used to finance the acquisition of EGMs and related assets operated by Rocket Gaming Systems (“Rocket”) and to pay fees and expenses in connection therewith and for general corporate purposes.

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

On May 1, 2020, the Borrower entered into an Incremental Assumption and Amendment Agreement No. 4 (“Amendment No. 4”) with certain of the Borrower’s subsidiaries, the lenders party thereto and the administrative agent, which amended the First Lien Credit Agreement to provide for covenant relief (as described in Note 1) as well as an aggregate principal amount of $95.0 million in incremental term loans, of which the net proceeds received by the Company were $83.3 million in net proceeds after original issue discount and related fees. The incremental term loans incurred pursuant to Amendment No. 4 bear interest at a rate equal to, at the Borrower’s option, either LIBOR or the base rate, subject to an interest rate floor plus an applicable margin of 13% for LIBOR loans and 12% for base rate loans. Any voluntary prepayment of the incremental term loans incurred pursuant to Amendment No. 4 during the first two years after May 1, 2020 will be subject to a customary ”make-whole” premium. On or after May 1, 2022 and prior to November 1, 2022, a voluntary prepayment of the incremental term loans incurred pursuant to Amendment No. 4 will be accompanied by a 1.00% payment premium. Other than described above, the incremental term loans have the same terms applicable to the outstanding term loans under the First Lien Credit Agreement.

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

As of December 31, 2020, we were in compliance with the required covenants of the Amended and Restated Credit Agreement. See Item 15. “Exhibits and Financial Statement Schedules ”Note 1 “Liquidity and Financing and COVID-19” for a description of a change to our financial covenants for future periods.

Equipment Long Term Note Payable and Finance Leases

The Company has entered into a financing agreement to purchase certain gaming devices, systems and related equipment and has entered into leases for vehicles that are accounted for as finance leases, as described in Item 15. “Exhibits and Financial Statement Schedules” Note 6.

The following table summarizes our historical cash flows (in thousands):

	Year ended December 31,
	2020	2019	Change
Cash Flow Information:
Net cash provided operating activities	$36,170	$87,989	$(51,819)
Net cash (used in) investing activities	(39,283)	(127,932)	$88,649
Net cash provided by (used in) financing activities	71,643	(17,683)	$89,326
Effect of exchange rates on cash and cash equivalents	(3)	4	(7)
Increase (decrease) in cash and cash equivalents	$68,527	$(57,622)	$126,149

Operating activities

Net cash provided by operating activities for the year ended December 31, 2020, was $36.2 million compared to $88.0 million provided in the prior year period, representing a decrease of $51.8 million. This decrease is primarily due to a decrease in net income offset by collection of accounts receivables in the current period.

Investing activities

Net cash used in investing activities for the year ended December 31, 2020 was $39.3 million compared to $127.9 million used in investing activities in the prior year period, representing a decrease in cash used of $88.6 million. The decrease was primarily due to the acquisition of Integrity and In Bet Gaming II, net of cash acquired, of $54.9 million in the prior year period, a $27.5 million decrease in purchases of property and equipment compared to the prior year period, a $4.5 million decrease in purchases of intangibles assets, and a $3.3 million decrease in software development and other expenditures, offset by a $1.2 million net increase in customer notes receivable compared to the prior year period.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2020, was $71.6 million compared to net cash used in financing activities of $17.7 million for the year ended December 31, 2019, representing an increase of $89.3 million. The increase was primarily attributable to the proceeds from incremental term loans of $83.3 million which consist of $92.2 million of gross proceeds net of $5.7 million of deferred loan costs and $3.1 million of loss on modification that was immediately expensed.

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

Business Combinations

We apply the provisions of ASC 805, “Business Combinations” (ASC 805), in the accounting for business acquisitions, such as the acquisitions of In Bet II, Integrity, and AGS iGaming. We recognize separately from goodwill the assets acquired and the liabilities assumed, at their acquisition date fair values and goodwill is defined as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Significant estimates and assumptions are required to value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable. The valuations relating to the acquisitions of In Bet II, Integrity, and AGS iGaming included significant estimates in the valuation of intangible assets that included trade names, brand names, customer relationships, and gaming software and technology platforms. These estimates are inherently uncertain and subject to refinement and typically include the calculation of an appropriate discount rate (Assumption #1) and projection of the cash flows (Assumption #2) associated with each acquired asset. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. In addition, deferred tax assets, deferred tax liabilities, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly based upon facts and circumstances that existed as of the acquisition date and any adjustments to its preliminary estimates are recorded to goodwill if identified within the measurement period. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

Assumptions/Approach used for Assumption #1: Fair value of identifiable tangible and intangible assets is based upon forecasted revenues and cash flows as well as the selected discount rate. In determining the appropriate discount rate, we incorporate assumptions regarding capital structure and return on equity and debt capital consistent with peer and industry companies.

Effect if Different Assumptions used for Assumption #1: Valuation of identifiable tangible and intangible assets requires judgment, including the selection of an appropriate discount rate. While we believe our estimates used to select an appropriate discount rate are reasonable, different assumptions could materially affect the measurement of fair value. The acquisitions of In Bet II, Integrity, and AGS iGaming as well as historical acquisitions of the Company, have contained significant amounts of intangible assets and goodwill and a change in the discount rates used in the valuations of intangible assets in these acquisitions could have resulted in a change to intangible assets with an offsetting impact to goodwill.

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

Revenue Recognition

Leasing of equipment in both our EGM and Table Products segments is accounted for under lease accounting guidance in ASC 842, "Leases" (ASC 842) and is recorded in gaming operations revenue. Our remaining revenue streams are accounted for under ASC 606 "Revenue from contracts with customers" (ASC 606) including equipment sales in our EGM and, to a lesser extent, in our Table Products segments. Revenue earned in our Interactive segment is recorded in gaming operations revenue. Refer to Item 15. “Exhibits and Financial Statement Schedules.” Note 1 to the consolidated financial statements, which contains a detailed description of our revenue recognition policy for our revenue streams.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts related to our accounts and notes receivable deemed to have a high risk of collectability. We review our receivables on a monthly basis to determine if any receivables will potentially be uncollectible. We analyze historical collection trends and changes in our customers’ payment patterns, customer concentration and credit worthiness when evaluating the adequacy of our allowance for doubtful accounts (Assumption #1). A large percentage of receivables are with Native American tribes that have their reservations and gaming operations in Oklahoma and Washington as well as customers in Mexico, and we have concentrations of credit risk with several tribes. We include any receivable balances that are determined to be uncollectible in our overall allowance for doubtful accounts. Changes in our assumptions or estimates reflecting the collectability of certain accounts could materially affect our allowance for both trade and notes receivable.

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

Valuation of Intangible Assets and Goodwill

We group our intangible assets at the lowest level for which there are identifiable cash flows. The nature of our intangible assets is primarily described as follows:

•

Trade and brand names – these are intangible assets related to business and corporate trade names that were purchased in business acquisitions as well as the brand names of product franchise titles. This category includes both definite- and indefinite-lived intangible assets.

•	Customer relationships – these are intangible assets that represent primarily the value that has been assigned to customer relationships as a result of business acquisitions.

•

Contract rights under development and placement fees - these are intangible assets that relate to our purchase of the right to secure floor space from our customers under lease agreements for our gaming machines and to a lesser extent we record intangible assets from the discounts on development notes receivable loans that have been extended to customers at interest rates that are deemed below market in exchange for a fixed number of gaming terminal placements in the customer’s facility.

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

When the estimated undiscounted cash flows are not sufficient to recover the intangible asset’s carrying amount, an impairment loss is measured to the extent the fair value of the asset is less than its carrying amount. There were no events or circumstances noted in the year ended December 31, 2020 that indicated that the carrying amount of definite-lived intangible assets may not be recoverable other than those described in Item 15. “Exhibits and Financial Statement Schedules.” Note 8 to our audited financial statements contained elsewhere herein.

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

The Company tests for possible impairment of indefinite lived intangible assets at least annually, on October 1. The Company performed a quantitative assessment using the relief-from-royalty method under the income approach to value the indefinite-lived trade name as of the assessment date of October 1, 2020. The estimates and assumptions used in the relief-from-royalty method included the projected revenues based upon the revenues expected to be generated from the trade name as of October 1, 2020 assuming a long-term growth rate of 3.0%, a pre-tax royalty rate of 3.0%, and a discount rate of 12.0% that we believe reflects the risk and uncertainty of the cash flows and is considered relative to this asset. Based on the quantitative analysis, we concluded that the excess fair value over carrying value for the trade name was $85.0 million.

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

The Company performed a quantitative assessment as of October 1, 2020 on the EGM and Table Products reporting units, in which both reporting units passed the assessment with 17% and 32% cushion between the fair value and carrying value of the reporting unit, respectively. As of October 1, 2020, none of the Company's remaining reporting units had a recorded balance of goodwill. The discount rates utilized in the discounted cash flow projections were 12.0% and 15.5% for the EGM and Table Products reporting units, respectively.

During the first quarter of 2020, our EGM and Table Products reporting units' operating results were significantly lower than expectations, driven by the rapid nationwide spread of the coronavirus and the actions taken by state and tribal governments and businesses, including the closure of casinos, in an attempt to contain the virus. Many of our customers temporarily closed their operations and the markets that we serve were significantly and adversely impacted, which was considered to be a triggering event. These closures resulted in a reduction of gaming operations revenues particularly related to our leased EGMs and Table Products as we ceased to bill our customers from the date that they closed. The closures also impacted equipment sales revenue due to a decline in our customer demand to purchase our EGMs and other products during the closures.  Accordingly, we performed a quantitative assessment, or “Step 1” analysis, as of March 31, 2020 to analyze whether this triggering event resulted in an impairment of associated goodwill in these two reporting units.  There is no balance of goodwill in the Company’s other reporting unit.

Based on our quantitative analysis, the fair value was 34% greater than the carrying value for the EGM reporting unit and 21% greater for the Table Products reporting unit. As of October 1, 2019 (the date of the Company’s annual impairment assessment), the fair values of the EGM reporting unit and the Table Products reporting unit were 50% and 111% greater than their respective carrying values. We estimated the fair value of both reporting units using the discounted cash flow method. The most significant factor in the assessment was the projected cash flows adjusted for the estimated adverse impact of the COVID-19 pandemic on the Company’s operations.  Our projected cash flows for the current year are dependent on our assumptions for when our casino customers will reopen. The current year projected cash flows and those for future years are also impacted by our estimate of when the operations of our casino customers will return to pre-COVID-19 levels. Given the ongoing impacts of the COVID-19 pandemic across our business, the long-range cash flow projections that we use to assess the fair value of our businesses and assets for purposes of impairment testing are subject to greater uncertainty than normal. Other factors included in the discounted cash flow calculation were the discount rate of 10% for EGM and 14% for Table Products and the long-term growth rate of 3% for both reporting units. As of October 1, 2019, the discount rates utilized in the discounted cash flow projections were 10% and 14% for the EGM and Table Products reporting units, respectively. During the second and third quarters of 2020, based on the performance of our re-opened customers and our related revenue share including our projections for future periods, we concluded that there are no triggering events that would more likely than not reduce the fair value of a reporting unit below their carrying value as of  December 31, 2020. We will continue to monitor the ongoing impact of the COVID-19 pandemic on our operations. If our projections do not align with our actual results in future quarters, we will update the projected cash flows, which may result in an impairment of goodwill.

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

Income Taxes

We conduct business globally and are subject to income taxes in United States federal, state, local, and foreign jurisdictions. Determination of the appropriate amount and classification of income taxes depends on several factors, including estimates of the timing and probability of realization of deferred income taxes, reserves for uncertain income tax positions and income tax payment timing.

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

Contractual Obligations

The following table contains information on our contractual obligations and commitments as of December 31, 2020 (in thousands):

		Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Long-term debt	622,510	7,031	13,329	602,150	—
Interest payments	115,302	37,303	73,425	4,574	—
Operating lease	13,773	2,502	3,853	3,599	3,819
Other (1)	37,853	8,008	15,012	10,355	4,478
Total	$789,438	$54,844	$105,619	$620,678	$8,297

(1) "Other” includes placement fees payable, license fee agreement liabilities, contingent consideration to business combinations and other liabilities as described in Item 15. “Exhibits and Financial Statement Schedules.” of our consolidated financial statements.

As of December 31, 2020, $7.4 million of unrecognized tax benefits were not included in the table above. Due to the inherent uncertainty of the underlying tax positions, it is not practicable to assign this liability to any particular year.

Estimated interest payments on our debt as of December 31, 2020 are based on principal amounts outstanding, the stated interest rate as of December 31, 2020 and required principal payments through the maturity of the debt.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain market risks and uncertainties inherent in our operations. These market risks generally arise from transactions in the normal course of business. Our primary market risk exposures relate to interest rate risk and foreign currency exchange risks.

Interest Rates

Our primary exposure to market risk is interest rate risk associated with our long-term debt, which accrues interest at variable rates. Certain of our debt instruments accrue interest at LIBOR or the base rate, at our election, subject to an interest rate floor plus an applicable margin rate. In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt and equity capital to sustain our operations. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. As of December 31, 2020, approximately less than 1% of our debt were fixed-rate instruments. Assuming a constant outstanding balance for our variable-rate long term debt, a hypothetical 1% decrease in interest rates would not decrease interest expense given our LIBOR floor on related debt, while a hypothetical 1% increase in interest rates would increase interest expense approximately $6.2 million.

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

We derived approximately 4% of our revenue from customers in Mexico. To date, we have not engaged in hedging activities intended to protect against foreign currency risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is contained in the financial statements listed in Item 15. “Exhibits and Financial Statement Schedules.” of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in Management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2020 covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting and for an assessment of the effectiveness of internal control over financial reporting; as such items are defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance that our financial reporting and preparation of financial statements is reliable and in accordance with GAAP.

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

Our Management has performed an assessment according to the 2013 Internal Control-Integrated Framework established by COSO. Based on the assessment, Management has concluded that our system of internal control over financial reporting, as of December 31, 2020, is effective. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the names, ages, positions, and biographical information of the executive officers of AGS, LLC and the executive officers and directors of the Company at March 4, 2021.

AGS LLC

Name	Age	Position
David Lopez	47	Chief Executive Officer
Kimo Akiona	47	Chief Financial Officer
Victor Gallo	54	General Counsel

PlayAGS, Inc.

Name	Age	Position
David Lopez	47	Chief Executive Officer, President and Director
Kimo Akiona	47	Chief Financial Officer, Chief Accounting Officer and Treasurer
Victor Gallo	54	General Counsel and Secretary
David Sambur	40	Director and Chairman
Daniel Cohen	33	Director
Yvette E. Landau	64	Director
Adam Chibib	54	Director
Geoff Freeman	46	Director
Anna Massion	42	Director

The following are brief biographies describing the backgrounds of the executive officers of AGS LLC and the executive officers and directors of the Company. Sigmund Lee, who was previously a named executive officer, is no longer included as an executive officer as his employment agreement was amended as of December 31, 2019 to limit his responsibilities to research and development of the Electronic Gaming Machine segment only and to clarify that he is not responsible for setting any of the Company's policies, but rather is only responsible for the policies of the department he leads.

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

Victor Gallo. Mr. Gallo joined AGS in February 2010 as Vice President, Licensing and Compliance and Compliance Officer and currently serves as the Company’s General Counsel and Secretary, and as General Counsel of AGS. Previously, Mr. Gallo was General Counsel and Vice President of Business Development for Youbet.com, Inc., and Vice President of Legal and Compliance and Corporate Counsel for Konami Gaming, Inc. Mr. Gallo has also worked as an attorney in private practice, and as an active duty Captain in the Air Force Judge Advocate General Corps. Mr. Gallo received his Bachelor of Science degree in Aerospace Engineering from the University of Southern California and a Juris Doctor from the University of the Pacific.

David Sambur. Mr. Sambur has served as a member of the board of the Company since November 2013. Mr. Sambur is Co-Lead Partner, Private Equity at Apollo Global Management, Inc., having joined in 2004. Prior to that time, Mr. Sambur was a member of the Leveraged Finance Group of Salomon Smith Barney Inc. Mr. Sambur serves on the board of directors of AGS, CareerBuilder, Coinstar LLC, Cox Media Group, ClubCorp, Diamond Resorts International, EcoATM, LLC, Mood Media, Rackspace Inc., Redbox Automated Retail LLC and Shutterfly. Mr. Sambur previously served on the boards of directors of Caesars Entertainment Corporation, Hexion Holdings, LLC, Momentive Performance Materials, Inc. and Verso Paper Corporation. Mr. Sambur is also a member of the Mount Sinai Department of Medicine Advisory Board, the Arbor Brothers Inc. Board and the Emory College Dean’s Advisory Counsel. Mr. Sambur graduated summa cum laude and Phi Beta Kappa from Emory University with a BA in Economics.

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

Yvette E. Landau. Ms. Landau was appointed to serve as a member of the board of the Company upon completion of the initial public offering. Ms. Landau was general counsel and corporate secretary of Mandalay Resort Group from 1996 until 2005. Since 2005, Ms. Landau has been co-owner of W.A. Richardson Builders, LLC, a construction services firm specializing in casino resort development. Ms. Landau currently serves as a member of the board of directors of Monarch Casino & Resort, Inc., which owns the Atlantis Casino Resort Spa in Reno, Nevada and the Monarch Casino in Black Hawk, Colorado. Ms. Landau is a past president of the International Association of Gaming Advisors, a worldwide organization of legal, financial and regulatory professionals in the gaming industry, and remains active with the organization as a Counselor. Ms. Landau serves on the Gaming Law Advisory Board of the University of Nevada, Las Vegas Boyd School of Law. Ms. Landau holds a bachelor’s degree from Arizona State University and a Juris Doctor degree from Northwestern University School of Law.

Adam Chibib. Mr. Chibib was appointed to serve as a member of the board of the Company upon completion of the initial public offering. Mr. Chibib’s thirty plus year career has included executive roles at numerous successful companies ranging from early-stage start-ups to billion-dollar public companies and has spanned numerous industries including telecom software, security hardware, consumer financial services and gaming. Mr. Chibib is currently the CFO of Self Financial, a consumer financial company based in Austin, Texas.  Prior to Self Financial, Mr. Chibib was a general partner at Silverton Partners, an early stage venture capital firm. Mr. Chibib also served as President and Chief Financial Officer (CFO) of Multimedia Games Holding Company, Inc., where he was part of a turn-around team that helped double revenues, triple profitability and increase the market capitalization from $47 million to over $1 billion. Multimedia Games Holding Company, Inc. was acquired in December of 2014 for $1.2 billion by Global Cash Access, Inc. (now known as Everi Holdings, Inc.). Mr. Chibib also served as founder and CFO of BroadJump (acquired by Motive), CFO of Waveset (acquired by Sun Miscrosystems), CFO of TippingPoint Technologies (acquired by 3Com), CFO of NetSpend and as the Worldwide Controller of Tivoli Systems. Mr. Chibib currently holds several board seats and is the Treasurer for the Austin Film Society and serves on the Nominating Committee for the Eanes Education Foundation. Mr. Chibib was named CFO of the year for the public company category by the Austin Business Journal in 2013 and won the Ernst & Young Entrepreneur of the Year award in 2002. Mr. Chibib is a graduate of the University of Texas.

Geoff Freeman. On November 7, 2018, Mr. Freeman was appointed as a member of the board of the Company, as well as the nominating and governance committee, compensation committee and audit committee. Mr. Freeman is currently the CEO of the Consumer Brands Association. Prior to serving in his current role, Mr. Freeman served as CEO of the American Gaming Association (“AGA”) from May 2013 through July 2018. During his five-year tenure at the helm of the AGA, Mr. Freeman led the trade organization to monumental successes that have forever changed the face of the gaming industry, including expanding the organization’s membership by 200 percent; overturning the Professional and Amateur Sports Protection Act of 1992 (PASPA), which led to legalized sports betting in the U.S.; significantly improved relationships between tribal and commercial gaming operators; spearheading the AGA’s Get to Know Gaming campaign focused on the economic benefits of gaming; and delivering a successful campaign to prevent the IRS from lowering the reporting threshold on slot winnings. Before AGA, Mr. Freeman was the COO of The U.S. Travel Association from May 2006 to May 2013, and a director to The U.S. Travel Association from January 2014 through July 2018. Mr. Freeman holds a Bachelor of Arts, Political Science and Public Policy from the University of California, Berkeley.

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

Our board of directors is divided into three classes. The members of each class serve staggered, three-year terms (other than with respect to the initial terms of the Class I and Class II directors, which are one and two years, respectively). Upon the expiration of the term of a class of directors, directors in that class will be elected for three-year terms at the annual meeting of stockholders in the year in which their term expires. Our directors are:

•	Daniel Cohen, Geoff Freeman, Yvette Landau are Class I directors, whose terms expire at the fiscal 2021 annual meeting of stockholders;
•	Adam Chibib is a Class II director, whose initial term expires at the fiscal 2022 annual meeting of stockholders; and
•	Anna Massion, David Sambur and David Lopez are Class III directors, whose initial terms expire at the fiscal 2023 annual meeting of stockholders.

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

Summary Compensation Table

The following table discloses compensation for our fiscal years ending December 31, 2020, and 2019 received by Messrs. Lopez, Gallo, and Akiona, each of whom was a “named executive officer” during Fiscal 2020.

Name and Principal Position	Year	Salary ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
David Lopez,	2020	578,846	1,000,552	—	12,054	$1,591,452
Chief Executive Officer, President and Director	2019	700,000	1,432,761	497,000	11,806	$2,641,567

Kimo Akiona,	2020	280,201	452,853	—	7,780	$740,834
Chief Financial Officer and Treasurer	2019	336,500	345,858	179,186	3,194	$864,738

Victor Gallo	2020	254,804	310,811	—	7,929	$573,544
General Counsel and Secretary	2019	306,000	326,719	217,261	12,166	$862,146

(1)	From April through September 2020, as a result of the impact of the challenges and uncertainties related to COVID-19 pandemic, the Company reduced the salaries of the named executives officers by 50%.

(2)

 Amounts represent the aggregate grant date fair value of the awards computed in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718 (disregarding any risk of forfeiture assumptions). For a discussion of the relevant valuation assumptions, see Item 15 “Exhibits and Financial Statement Schedules.” Note 11 for further explanation. In 2020, certain of the awards granted to the named executive officers included restricted stock units that would vest on the first day that the average closing price per share of the Company’s common stock for the prior 60 consecutive trading days exceeded $4.56. The Board also amended the performance metric for the performance-vesting restricted stock units granted in 2019, such  that the awards would vest on the first day that the average closing price per share of the Company’s common stock for the prior 60 consecutive trading days exceeded $4.56. Such $4.56 target stock price reflects a 25% increase above the Company’s stock price on July 22, 2020. There was no incremental expense to the Company in connection with such RSU amendment. Such performance-based restricted stock units vested on December 30, 2020, when the performance metric was achieved.

(3)

Amounts represent annual incentive cash bonuses paid to employees. Employees are eligible to earn annual cash bonuses based on attainment of applicable compensation adjusted EBITDA performance targets. Each bonus plan participant is assigned a bonus payment range expressed as a percentage of base salary. The amount of the cash bonus is then increased or decreased within the applicable range based on over- or under-performance with respect to the performance targets, subject to a minimum achievement level of 85% necessary to earn 50% of the target bonus, a maximum achievement level of 120% to earn a bonus of 200% of the target, and a target achievement level of 100% that corresponds to a payout level of 100% of target (with interpolation of bonus payments between such levels). No annual bonuses were paid to the named executive officers in respect of fiscal 2020.

The applicable compensation adjusted EBITDA target for 2020 was $158,439,000 and attainment for such year was less than 85% of the target, which corresponded to no bonus payout to the named executive officers for the year ended December 31, 2020. The applicable compensation adjusted EBITDA target for 2019 was $164,208,000 and attainment for such year was 88% of target, or $144,955,000, which corresponded to a payout level of 71%.

Effective December 31, 2019, the named executive officers elected to receive a portion of their fiscal 2019 annual incentive bonus in shares of immediately vested common stock in lieu of cash. The non-equity incentive plan compensation amounts for 2019 in the table above include $248,500 (equal to 20,486 shares) for Mr. Lopez, $89,593 (equal to 7,386 shares) for Mr. Akiona, and $81,473 (equal to 6,717 shares) for Mr. Gallo, that was actually received as shares of common stock in lieu of cash.

(4)	Amounts represent the Company’s matching contributions under our 401(k) Plan and various fringe benefits.

In 2020, certain of the awards granted to the named executive officers included performance-based restricted stock units that would vest on the first day that the average closing price per share of the Company’s common stock for the prior 60 consecutive trading days exceeded $4.56. The Board also amended the performance metric for the performance-vesting restricted stock units granted in 2019, such that the awards would vest on the first day that the average closing price per share of the Company’s common stock for the prior 60 consecutive trading days exceeded $4.56. Such $4.56 target stock price reflects a 25% increase above the Company's stock price on July 22, 2020. This stock price vesting target was met, and therefore,  the restricted stock units vested on December 30, 2020. We believe performance-based equity grants align with shareholder value appreciation.

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

Compensation Adjusted EBITDA for purposes of bonus performance targets is defined as earnings before interest, taxes, depreciation and amortization including adjustments for nonrecurring items, foreign exchange rates, and synergies.

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

	For the Year Ended December 31,
	2020	2019
Net (Loss) Income	$(85,378)	$(11,752)
Income (benefit) tax	(5,875)	(5,449)
Depreciation and amortization	85,722	91,474
Other expense (income)	3,226	4,622
Interest income	(1,179)	(163)
Interest expense	41,935	36,248
Write-downs and other(1)	3,329	6,912
Loss on extinguishment and modification of debt(2)	3,102	—
Other adjustments(3)	6,477	909
Other non-cash charges(4)	9,712	9,078
Legal and litigation expenses(5)	1,830	1,844
Acquisition and integration related costs(6)	311	3,338
Non-cash stock compensation(7)	8,457	9,001
Adjusted EBITDA	$71,669	$146,062
Foreign currency(8)	(181)	(528)
Unbudgeted acquisition and other items(9)	-	(579)
Compensation Adjusted EBITDA	$71,488	$144,955

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

(8) Foreign currency items are gains and losses attributable to foreign currency translation that were not considered during the budget process and are therefore added to Adjusted EBITDA.

(9) Unbudgeted acquisition and other items represent transactions and results from operations of acquired businesses as well as other items that were not considered within the budget at the time the bonus target was determine by Management.

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

Victor Gallo

AGS entered into a new employment agreement with Victor Gallo, as executed on October 21, 2018, to continue to serve as General Counsel, Secretary and Compliance Officer of AGS, a position he has served in since January 20, 2010. The agreement is “at-will,” meaning that either party may terminate the employment relationship at any time and for any reason, either with or without cause. Pursuant to his employment agreement, Mr. Gallo’s annual base salary shall be $306,000. Mr. Gallo’s base salary may from time to time be increased, but may be decreased only in connection with an AGS-wide decrease for all senior leadership positions. Mr. Gallo shall be eligible to receive an annual performance-based bonus, with an annual target bonus opportunity no less than 75% of his base salary if 100% of target is achieved. Mr. Gallo will be eligible for this performance-based bonus if he is actively employed by AGS on the time of the bonus payment.

Outstanding equity awards as of the year ended December 31, 2020:

	Options					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise or Base Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(7)
David Lopez	396,350	—	$6.43	4/28/2024	174,745	(4)
Kimo Akiona	75,769	—	$9.42	3/11/2025	79,217	(5)
Victor Gallo	58,288	—	$6.43	8/8/2024	54,327	(6)

(1)

Represents 349,721 options granted on April 28, 2014 to purchase common shares. One-third of the option grant was eligible to vest in equal installments of 20% on each of the first five anniversaries of the date of the grant, subject to continued employment with the Company or its subsidiaries, and is fully vested. The remaining two-thirds of the option grant was subject to performance-based vesting criteria and vested on October 18, 2018 upon the achievement of the applicable performance targets. Also represents 46,629 options granted on April 28, 2014 to purchase common shares, provided, that this grant of options vested in full upon the date of grant.

(2)

Represents 75,769 options granted on March 11, 2015 to purchase common shares. One-third of the option grant was eligible to vest in equal installments of 20% on each of the first five anniversaries of the date of the grant, subject to continued employment with the Company or its subsidiaries, and is fully vested. The remaining two-thirds of the option grant was subject to performance-based vesting criteria and vested on October 18, 2018 upon achievement of the applicable performance targets.

(3)

Represents 58,288 options granted on August 8, 2014 to purchase common shares. One-third of the option grant was eligible to vest in equal installments of 20% on each of the first five anniversaries of the date of the grant, subject to continued employment with the Company or its subsidiaries, and is fully vested. The remaining two-thirds of the option grant was subject to performance-based vesting criteria and vested on October 18, 2018 upon achievement of the applicable performance targets.

(4)

Represents 19,444 outstanding restricted stock units (pursuant to a grant of 38,889 restricted stock units  on August 23, 2018); 22,426 outstanding restricted stock units (pursuant to a grant of 29,902 restricted stock units on March 4, 2019); and 132,875 outstanding restricted stock units (pursuant to a grant of 132,875 restricted stock units on September 14, 2020).  Such grants are subject to a time-based vesting schedule, with the initial awards eligible to vest in equal installments of 25% on each of the first four anniversaries of the date of grant. In the event of a termination of employment without cause upon or within 12 months following a change of control or as a result of death, any unvested portion shall immediately vest. In the event of a termination as a result of disability, the portion of the restricted stock units which would have vested on the next applicable vesting date shall become vested, and the remaining unvested portion shall be forfeited. Except as otherwise provided above, upon a termination for any reason, the unvested restricted stock units shall be forfeited.

(5)

Represents 5,000 outstanding restricted shares (pursuant to a grant of 10,000 restricted shares  on May 30, 2018); 5,335 outstanding restricted stock units (pursuant to a grant of 10,671 restricted stock units on August 23, 2018); 5,390 outstanding restricted stock units (pursuant to a grant of 7,187 restricted stock units on March 4, 2019); and 47,906 outstanding restricted stock units (pursuant to a grant of 47,906 restricted stock units on September 14, 2020). Such grants are subject to a time-based vesting schedule, with the initial awards eligible to vest in equal installments of 25% on each of the first four anniversaries of the date of grant.  Also represents 15,586 outstanding restricted stock units (pursuant to a grant of 23,380 restricted stock units on September 14, 2020), whereby one-third of the initial award vested on the date of grant and the remainder will vest in equal installments on each of the first two anniversaries of the date of the grant. In the event of a termination of employment without cause upon or within 12 months following a change of control or as a result of death, any unvested portion shall immediately vest. In the event of a termination as a result of disability, the portion of the restricted stock units which would have vested on the next applicable vesting date shall become vested, and the remaining unvested portion shall be forfeited. Except as otherwise provided above, upon a termination for any reason, the unvested restricted stock units shall be forfeited.

(6)

Represents 4,796 restricted stock units granted on August 23, 2018, 4,902 restricted stock units granted on March 4, 2019, 29,043 restricted stock units granted on September 14, 2020, which are eligible to vest in equal installments of 25% on each of the first four anniversaries of the date of grant; as well as 15,586 restricted stock units granted on September 14, 2020, one-third of which vested on the date of grant and the remainder will vest in equal installments on each of the first two anniversaries of the date of the grant. In the event of a termination of employment without cause upon or within 12 months following a change of control or as a result of death, any unvested portion shall immediately vest. In the event of a termination as a result of disability, the portion of the restricted stock units which would have vested on the next applicable vesting date shall become vested, and the remaining unvested portion shall be forfeited. Except as otherwise provided above, upon a termination for any reason, the unvested restricted stock units shall be forfeited.

(7)	For purposes of this table, the shares of common stock of the Company were valued using the closing stock price on December 31, 2020 of $7.20.

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

Pursuant to Mr. Gallo’s employment agreement, if during the term of the agreement AGS terminates Mr. Gallo’s employment without cause or he resigns for good reason, subject to receiving a signed release of claims from Mr. Gallo, Mr. Gallo will receive severance pay equal to 18 months base salary (paid over an 18-month period) along with the pro-rated managerial bonus for the year in which Mr. Gallo is terminated. Pursuant to his employment agreement, Mr. Gallo will also be subject to perpetual confidentiality, intellectual property and non-disparagement, as well as certain non-solicitation and certain non-competition restrictions for 18 months following the date of his employment.

“Cause” for Messrs. Lopez, Akiona, and Gallo generally includes: (i) illegal fraudulent conduct, (ii) conviction of or plea of “guilty” or “no contest” to any crime constituting a felony or other crime involving dishonesty, breach of trust, moral turpitude or physical harm to any person, (iii) a determination by the Board that the named executive officer’s involvement with AGS would have a negative impact on AGS’s ability to receive or retain any licenses, (iv) being found unsuitable for, or having been denied, a gaming license, or having such license revoked by a gaming regulatory authority in any jurisdiction in which AGS or any of its subsidiaries or affiliates conducts operations, (v) willful or material misrepresentation to AGS or to members of the Board relating to the business, assets or operation of AGS, (vi) refusal to take any action that is consistent with the named executive’s obligations and responsibilities under his employment agreement as reasonably directed by the Board or (vii) material breach of any agreement with AGS and its affiliates, which material breach has not been cured within 30 days of written notice from the Board.

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

For Messrs. Akiona and Gallo, “Good Reason” means a material diminution of duties, title, reporting structure, or base salary; provided that, Messrs. Akiona and Gallo may not terminate employment for “Good Reason” unless Messrs. Akiona and Gallo provide written notice to AGS within 90 days after Messrs. Akiona and Gallo first having knowledge of the “Good Reason” event, and AGS has not cured such event within 30 days of receiving such notice.

For the treatment of equity upon termination of employment, please see the section “Outstanding equity awards as of the year ended December 31, 2020.”

Director Compensation

The following table sets forth the total compensation paid to each of our non-employee directors for the year ended December 31, 2020.

Name(1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)	Total ($)
Adam Chibib	25,000	112,499	137,499
Yvette Landau	18,750	103,126	121,876
Geoff Freeman	18,750	103,126	121,876
Anna Massion	18,750	103,126	121,876

(1) During the year ended December 31, 2020, David Sambur, Daniel Cohen, and David Lopez were members of our board of directors and did not receive any compensation from the Company for their services on the board.

(2) Amounts set forth in Fees Earned or Paid in Cash column represent the aggregate dollar amount of all fees earned or paid in cash for services as a director, including committee and/or chairmanship fees, pro-rated as applicable for the first year of service. Director fees are earned and paid quarterly. For the first three quarters of 2020, director fees were reduced by 50% and were actually received as shares of common stock in lieu of cash.

(3) Amounts set forth in the Stock Awards column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.  In 2020, each director’s award consisted of restricted stock units which vest over a period of one year from the grant date.

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

	Shares Beneficially Owned
	Number	Percent
5% Stockholders
Apollo Gaming Holdings, L.P(1)	8,208,076	21.8%
AP Gaming VoteCo, LLC(1)(2)	8,208,076	21.8%
ArrowMark Colorado Holdings, LLC	3,407,020	9.0%
HG Vora Capital Management, LLC	2,750,000	7.3%
BlackRock, Inc.	2,109,440	5.6%

Named Executive Officers and Directors
David Lopez(3)	702,877	1.9%
Kimo Akiona(4)	180,300	0.5%
Victor Gallo(5)	159,161	0.4%
David Sambur(1)(2)	—	—%
Daniel Cohen(2)	—	—%
Adam Chibib	28,292	0.1%
Yvette Landau	30,861	0.1%
Geoff Freeman	21,431	0.1%
Anna Massion	24,206	0.1%
All current directors and executive officers as a group (9 persons)	1,147,128	3.0%

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

(3)   Number of shares beneficially owned includes 396,350 shares of common stock issuable upon the exercise of options within 60 days and 35,640 shares held by Mr. Lopez’s family members for which Mr. Lopez disclaims beneficial ownership, and this table should not be deemed an admission that he is the beneficial owner of his family members’ shares.

(4)     Number of shares beneficially owned includes 75,769 shares of common stock issuable upon the exercise of options within 60 days.

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

2018 Omnibus Incentive Plan

On January 16, 2018, our board adopted and our stockholders approved the 2018 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) pursuant to which equity-based and cash incentives may be granted to participating employees, directors and consultants. After the annual shareholders meeting held on July 1, 2020, the Omnibus Incentive Plan was amended to increase the number of shares of common stock authorized for issuance thereunder. The Omnibus Incentive Plan, as amended, provides for an aggregate of 4,607,389 post-split shares of our common stock. No more than 4,607,389 shares of our common stock may be issued with respect to incentive stock options under the Omnibus Incentive Plan. The compensation committee may grant awards of non-qualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, performance compensation awards (including cash bonus awards), other cash-based awards or any combination of the foregoing.

	As of December 31, 2020
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Non-Vested Restricted Shares Outstanding	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))*
	(a)(#)	(b)($)		(c)(#)
Equity compensation plans approved by security holders	1,274,182	$9.17	1,109,518	2,471,403
Equity compensation plans not approved by shareholders	—	—	—	—
Total remaining shares to be issued.	1,274,182	$9.17	1,109,518	2,471,403

*423,268 of these securities relate to the LTIP and will not be issued.

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

Stockholders Agreement

With the consummation of the initial public offering, we entered into a Stockholders Agreement with VoteCo and Holdings, which is an entity controlled by Apollo. Pursuant to the Stockholders Agreement, Holdings has the right, at any time until the Apollo Group no longer beneficially owns at least 5% of our issued and outstanding common stock, to nominate a number of directors comprising a percentage of the board in accordance with its beneficial ownership of our outstanding common stock (rounded up to the nearest whole number), see “Item 10. Directors, Executive officers and Corporate Governance - Apollo Group Approval of Certain Matters and Rights to Nominate Certain Directors.” The Stockholders Agreement sets forth certain information rights granted to the Apollo Group. It also specifies that we will provide indemnification and advance of expenses of VoteCo and each stockholder party to the Stockholders Agreement for any claim arising from their actions as the Company's stockholders or controlling persons.

Director Independence

Our independent directors, as such term is defined by the applicable rules and regulations of the New York Stock Exchange and our board’s determination of their independence, are Adam Chibib, Yvette Landau, Geoff Freeman and Anna Massion.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

PricewaterhouseCoopers LLP (“PwC”) served as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2020 and 2019. The following table presents fees for professional services rendered by PwC related to the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2020 and 2019 and fees billed for other services rendered by PwC during those years.

Category	2020	2019
Audit fees	$1,085,503	$1,316,393
Audit related	135,550	412,433
Tax fees	132,605	482,155
All other fees	8,900	679,900
Total	$1,362,558	$2,890,881

Audit Fees consisted of the aggregate fees paid or accrued for professional services rendered for the annual audit of the Company’s financial statements, the reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q, and statutory audits of foreign subsidiary financial statements. The Audit-Related fees listed above were billed in connection with the professional services performed in 2020 and 2019 including services related to SEC registration statement filings. Tax fees include the aggregate fees paid during the respective years for tax compliance and tax advisory services. All Other Fees listed above were billed for services provided in connection with acquisition due diligence and other services.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1). Financial Statements.

Included in Part II of this Amendment:

(a)(2). Financial Statement Schedules.

We have omitted certain other financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements. We have included Schedule I - Financial Information of the Registrant for the years ended December 31, 2020, 2019, and 2018 on page 85 and Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2020, 2019, and 2018 on page 88.

(a)(3). Exhibits.

Exhibit Number	Exhibit Description

3.1

Certificate of Amended and Restated Articles of Incorporation of PlayAGS, Inc., effective January 29, 2018 (incorporated by reference to Exhibit 3.1 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 5, 2019).

3.2	Amended and Restated Bylaws of PlayAGS,Inc., Adopted January 29, 2018 (incorporated by reference to Exhibit 3.2 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 5, 2019).

4.6	Description of Capital Stock.(incorporated by reference to Exhibit 4.6 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 4, 2020).

10.1	2014 Managerial Incentive Plan, (incorporated by reference to Exhibit 10.1 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 31, 2015).

10.2	AP Gaming Holdco, Inc. 2014 Long-Term Incentive Plan, (incorporated by reference to Exhibit 10.2 to PlayAGS, Inc.'s Current Report on Form 8-K filed on May 5, 2014)

10.3	Form of Option Agreement, (incorporated by reference to Exhibit 10.3 to PlayAGS, Inc.'s Current Report on Form 8-K filed on May 5, 2014).

10.4	Form of Subscription Agreement, (incorporated by reference to Exhibit 10.3 to PlayAGS, Inc.'s Current Report on Form 8-K filed on May 5, 2014).

10.5	PlayAGS, Inc. Omnibus Incentive Plan, (incorporated by reference to Exhibit 10.9 to PlayAGS, Inc.'s Amended Registration Statement on Form S-1/A filed on January 16, 2018).

10.6	PlayAGS, INC. Omnibus Incentive Plan, Director Stock Award Agreement, (incorporated by reference to Exhibit 10.2 to PlayAGS, Inc.'s Quarterly Report on Form 10-Q filed on November 8, 2018).

10.7	PlayAGS, INC. Omnibus Incentive Plan, Non-Qualified Option Award Agreement, (incorporated by reference to Exhibit 10.3 to PlayAGS, Inc.'s Quarterly Report on Form 10-Q filed on November 8, 2018).

10.8	PlayAGS, INC. Omnibus Incentive Plan, Restricted Stock Unit Award Agreement, (incorporated by reference to Exhibit 10.4 to PlayAGS, Inc.'s Quarterly Report on Form 10-Q filed on November 8, 2018).

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

*10.12	Employment Agreement, dated October 21, 2018, by and between AGS, LLC and Victor Gallo.

10.13	Employment Agreement, dated October 21, 2018, by and between Kimo Akiona and AGS, LLC (incorporated by reference to Exhibit 10.16 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 5, 2019).

10.14

Nonqualified Stock Option Agreement, dated March 11, 2015, by and between AP Gaming Holdco, Inc. and Kimo Akiona, (incorporated by reference to Exhibit 10.21 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 10, 2017).

10.15

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

10.16

Incremental Assumption and Amendment Agreement, dated as of February 7, 2018, by and among AP Holdings, LLC, AP Gaming I, LLC, each subsidiary loan party listed on the signature pages thereof, Finance LLC and the lenders from time to time party thereto, (incorporated by reference to Exhibit 10.1 to PlayAGS, Inc.'s Current Report on Form 8-K filed on February 8, 2018).

10.17

Incremental Assumption and Amendment Agreement No. 2, dated as of October 5, 2018, by and among AP Gaming Holdings, LLC, AP Gaming I, LLC, each subsidiary loan party listed on the signature pages thereof, Jefferies Finance LLC and the lenders from time to time party thereto, (incorporated by reference to Exhibit 10.1 to PlayAGS, Inc.'s Current Report on Form 8-K filed on October 9, 2018).

10.18

Collateral Agreement among AP Gaming, LLC, each Subsidiary Party and Jefferies Finance, LLC, dated as of June 6, 2017, (incorporated by reference to Exhibit 10.4 to PlayAGS, Inc.'s Registration Statement on Form S-1 filed on December 19, 2017).

10.19

Holdings Guarantee and Pledge Agreement, by and among AP Gaming Holdings, LLC and Jefferies Finance LLC, dated as of June 6, 2017, (incorporated by reference to Exhibit 10.5 to PlayAGS, Inc.'s Registration Statement on Form S-1 filed on December 19, 2017).

10.20

Subsidiary Guarantee between AP Gaming II, Inc., AP Gaming Acquisition, LLC, AGS Capital, LLC, AGS LLC, AGS Partners, LLC, AGS Illinois, LLP, AP Gaming NV, LLC and Jefferies Finance, LLC dated as of June 6, 2017, (incorporated by reference to Exhibit 10.6 to PlayAGS, Inc.'s Registration Statement on Form S-1 filed on December 19, 2017).

10.21

Amended and Restated Securityholders Agreement, by and among Apollo Gaming Holdings, L.P., AP Gaming VoteCo, LLC, PlayAGS, Inc. (f/k/a AP Gaming Holdco, Inc.) and the other Holders party thereto, dated January 29, 2018 (incorporated by reference to Exhibit 10.24 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 5, 2019).

10.22

Stockholders Agreement, by and among PlayAGS, Inc., Apollo Gaming Holdings, L.P. and AP Gaming VoteCo, LLC, dated January 29, 2018, (incorporated by reference to Exhibit 10.25 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 5, 2019).

10.23	Irrevocable Proxy of AP Gaming VoteCo, LLC, dated January 29, 2018, (incorporated by reference to Exhibit 10.26 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 5, 2019).

10.24	Amendment Agreement No. 3, dated as of August 30, 2019, by and among AP Gaming Holdings, LLC, AP Gaming I, LLC, Jefferies Finance LLC and each of the Revolving Facility Lenders party thereto, (incorporated by reference to Exhibit 10.1 to PlayAGS, Inc.'s Current Report on Form 8-K filed on September 4, 2019).

10.25	Incremental Assumption and Amendment Agreement No. 4, dated as of May 1, 2020, by and among AP Gaming Holdings, LLC, AP Gaming I, LLC, each subsidiary loan party listed on the signature pages thereof, Jefferies Finance LLC and the lenders party thereto (incorporated by reference to Exhibit 10.1 to PlayAGS, Inc.’s Current Report on Form 8-K filed on May 1, 2020).

10.26	First Amendment to PlayAGS, Inc. Omnibus Plan (incorporated by reference to Exhibit 10.3 to PlayAGS, Inc.’s Quarterly Report on Form 10-Q filed on August 5, 2020).

10.27	PlayAGS, Inc. Omnibus Incentive Plan, Performance-Based Restricted Stock Unit Award Agreement (form) (incorporated by reference to Exhibit 10.1 to PlayAGS, Inc.’s Current Report on Form 8-K filed on September 18, 2020)

*21.1	Subsidiaries of PlayAGS, Inc.

*23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.IN	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

ITEM 16. FORM 10–K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYAGS, INC.

Date:	March 4, 2021	By:	/s/ KIMO AKIONA
		Name:	Kimo Akiona
		Title:	Chief Financial Officer, Chief Accounting Officer and Treasurer, (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID LOPEZ	Chief Executive Officer, President and Director	March 4, 2021
David Lopez	(Principal Executive Officer)

/s/ KIMO AKIONA	Chief Financial Officer, Chief Accounting Officer and Treasurer	March 4, 2021
Kimo Akiona	(Principal Financial and Accounting Officer)

/s/ DAVID SAMBUR	Director	March 4, 2021
David Sambur

/s/ DANIEL COHEN	Director	March 4, 2021
Daniel Cohen

/s/ YVETTE E. LANDAU	Director	March 4, 2021
Yvette E. Landau

/s/ ADAM CHIBIB	Director	March 4, 2021
Adam Chibib

/s/ GEOFF FREEMAN	Director	March 4, 2021
Geoff Freeman

/s/ ANNA MASSION	Director	March 4, 2021
Anna Massion

ITEM 1. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PlayAGS, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PlayAGS, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Changes in Accounting Principle

As discussed in Note 15 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

March 4, 2021

We have served as the Company's auditor since 2016.

PLAYAGS, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$81,689	$13,162
Restricted cash	20	20
Accounts receivable, net of allowance of $2,077 and $723 respectively	41,743	61,224
Inventories	26,902	32,875
Prepaid expenses	4,210	2,983
Deposits and other	4,704	5,332
Total current assets	159,268	115,596
Property and equipment, net	81,040	103,598
Goodwill	286,042	287,049
Intangible assets	187,644	230,451
Deferred tax asset	6,762	4,965
Operating lease assets	9,763	11,543
Other assets	10,259	9,176
Total assets	$740,778	$762,378

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,547	$15,598
Accrued liabilities	26,325	34,840
Current maturities of long-term debt	7,031	6,038
Total current liabilities	42,903	56,476
Long-term debt	601,560	518,689
Deferred tax liability - non-current	2,254	1,836
Operating lease liabilities, long-term	9,497	11,284
Other long-term liabilities	30,781	40,309
Total liabilities	686,995	628,594
Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock at $0.01 par value; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value; 450,000,000 shares authorized at December 31, 2020 and December 31, 2019; 36,494,002 and 35,534,558 shares issued and outstanding at December 31, 2020 and 2019, respectively.	364	355
Additional paid-in capital	379,917	371,311
Accumulated deficit	(321,412)	(235,474)
Accumulated other comprehensive loss	(5,086)	(2,408)
Total stockholders’ equity	53,783	133,784
Total liabilities and stockholders’ equity	$740,778	$762,378

The accompanying notes are an integral part of these consolidated financial statements.

PLAYAGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except per share data)

	Year ended December 31,
	2020	2019	2018
Revenues
Gaming operations	$129,150	$210,534	$201,809
Equipment sales	37,857	94,180	83,490
Total revenues	167,007	304,714	285,299
Operating expenses
Cost of gaming operations(1)	32,087	40,955	39,268
Cost of equipment sales(1)	16,789	45,513	39,670
Selling, general and administrative	46,463	61,785	63,038
Research and development	26,786	34,338	31,745
Write-downs and other charges	3,329	6,912	8,753
Depreciation and amortization	85,722	91,474	77,535
Total operating expenses	211,176	280,977	260,009
(Loss) Income from operations	(44,169)	23,737	25,290
Other expense (income)
Interest expense	41,935	36,248	37,607
Interest income	(1,179)	(163)	(207)
Loss on extinguishment and modification of debt	3,102	—	6,625
Other expense (income)	3,226	4,622	10,488
Loss before income taxes	(91,253)	(16,970)	(29,223)
Income tax benefit	5,875	5,449	8,377
Net loss	(85,378)	(11,521)	(20,846)
Less: Net income attributable to non-controlling interests	—	(231)	—
Net loss attributable to PlayAGS, Inc.	(85,378)	(11,752)	(20,846)
Foreign currency translation adjustment	(2,678)	1,366	29
Total comprehensive loss	$(88,056)	$(10,386)	$(20,817)

Basic and diluted loss per common share:
Basic	$(2.40)	$(0.33)	$(0.61)
Diluted	$(2.40)	$(0.33)	$(0.61)
Weighted average common shares outstanding:
Basic	35,639	35,424	34,404
Diluted	35,639	35,424	34,404

(1) exclusive of depreciation and amortization

The accompanying notes are an integral part of these consolidated financial statements.

PLAYAGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total Stockholders’ Equity
Balance at January 1, 2018	14,931,529	149	177,276	(201,557)	(3,803)	—	(27,935)
Net loss	—	—	—	(20,846)	—	—	(20,846)
Foreign currency translation adjustment	—	—	—	—	29	—	29
Stock-based compensation expense	—	—	10,933	—	—	—	10,933
Stock split (1.5543-for-one)	8,276,547	83	(83)	—	—	—	—
Reclassification of management shares	170,712	2	1,319	—	—	—	1,321
Vesting of restricted stock	112,286	—	—	—	—	—	—
Stock option exercise	74,722	1	773	—	—	—	774
Issuance of common stock	11,787,500	118	171,410	—	—	—	171,528
Balance at December 31, 2018	35,353,296	353	361,628	(222,403)	(3,774)	—	135,804
Net loss	—	—	—	(11,752)	—	231	(11,521)
Foreign currency translation adjustment	—	—	—	—	1,366	—	1,366
Business acquisitions	—	—	—	—	—	71	71
Cash distributions to noncontrolling interest owners	—	—	—	—	—	(302)	(302)
Stock-based compensation expense	—	—	9,001	—	—	—	9,001
Vesting of restricted stock	231,543	2	(2)	—	—	—	—
Stock option exercises	70,288	1	684	—	—	—	685
Repurchase of common stock	(120,569)	(1)	—	(1,319)	—	—	(1,320)
Issuance of common stock	—	—	—	—	—	—	—
Balance at December 31, 2019	35,534,558	355	371,311	(235,474)	(2,408)	—	133,784
Net loss	—	—	—	(85,378)	—	—	(85,378)
Foreign currency translation adjustment	—	—	—	—	(2,678)	—	(2,678)
Stock-based compensation expense	—	—	8,457	—	—	—	8,457
Vesting of restricted stock	1,034,699	9	(9)	—	—	—	—
Stock option exercises	15,544	—	158	—	—	—	158
Repurchase of common stock	(90,799)	—	—	(560)	—	—	(560)
Issuance of common stock	—	—	—	—	—	—	—
Balance at December 31, 2020	36,494,002	364	379,917	(321,412)	(5,086)	—	53,783

The accompanying notes are an integral part of these consolidated financial statements.

PLAYAGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(85,378)	$(11,521)	$(20,846)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	85,722	91,474	77,535
Accretion of contract rights under development agreements and placement fees	7,421	6,378	4,552
Amortization of deferred loan costs and discount	3,656	1,917	1,826
Payment-in-kind interest payments	—	—	(37,624)
Write-off of deferred loan cost and discount	—	—	3,876
Stock-based compensation expense	8,457	9,001	10,933
Provision (benefit) for bad debts	2,694	294	(441)
Loss on disposition of long-lived assets	2,399	1,068	1,963
Impairment of assets	134	5,343	6,089
Fair value adjustment of contingent consideration	796	501	701
Benefit from deferred income tax	(1,671)	(1,927)	(970)
Changes in assets and liabilities related to operations:
Accounts receivable	16,469	(15,033)	(11,488)
Inventories	10,099	490	4,907
Prepaid expenses	(1,264)	715	(895)
Deposits and other	517	(449)	(748)
Other assets, non-current	3,367	6,565	12,204
Accounts payable and accrued liabilities	(17,248)	(6,827)	(6,063)
Net cash provided by operating activities	36,170	87,989	45,511
Cash flows from investing activities
Customer notes receivable	(4,690)	(2,382)	—
Proceeds from payments on customer notes receivable	1,087	—	—
Business acquisitions, net of cash acquired	-	(54,935)	(4,452)
Purchase of intangible assets	(1,756)	(6,295)	(1,119)
Software development and other expenditures	(11,017)	(14,350)	(10,460)
Proceeds from disposition of assets	32	450	519
Purchases of property and equipment	(22,939)	(50,420)	(54,602)
Net cash used in investing activities	(39,283)	(127,932)	(70,114)
Cash flows from financing activities
Proceeds from incremental term loans	92,150	—	29,874
Borrowing on revolver	30,000	—	—
Repayment of first lien credit facilities	(5,387)	(5,387)	(5,211)
Repayment of incremental term loans	(475)	—	(115,000)
Repayment of revolver	(30,000)	—	—
Payments on finance leases and other obligations	(1,185)	(1,396)	(2,883)
Payment of deferred loan costs	(5,744)	—	(41)
Payment of financed placement fee obligations	(6,933)	(8,215)	(3,628)
Payment of previous acquisition obligation	(381)	(1,748)	—
Proceeds from stock option exercise	158	685	774
Proceeds from issuance of common stock	—	—	176,341
Initial public offering costs	—	—	(4,160)
Repurchase of stock	(560)	(1,320)	—
Distributions to non-controlling interest owners	—	(302)	—
Net cash provided by (used in) financing activities	71,643	(17,683)	76,066
Effect of exchange rates on cash, cash equivalents and restricted cash	(3)	4	(1)
Increase (decrease) in cash, cash equivalents and restricted cash	68,527	(57,622)	51,462
Cash, cash equivalents and restricted cash, beginning of period	13,182	70,804	19,342
Cash, cash equivalents and restricted cash, end of period	$81,709	$13,182	$70,804
Supplemental cash flow information:
Cash paid during the period for interest	$37,749	$33,567	$35,392
Cash paid during the period for taxes	$423	$1,548	$1,742
Non-cash investing and financing activities:
Non-cash consideration given in business acquisition	$—	$—	$500
Intangible assets obtained under placement fee arrangements	$—	$40,338	$2,000
Leased assets obtained in exchange for new finance lease liabilities	$425	$1,326	$1,454
Leased assets obtained in exchange for new operating lease liabilities	$84	$13,048	$—

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

Table Products

Our Table Products include both internally developed and acquired proprietary table products, side-bets, progressives, and table technology related to blackjack, poker, baccarat, craps and roulette. We have acquired a number of popular proprietary brands, including In Bet Gaming (“In Bet”), Buster Blackjack, Double Draw Poker and Criss Cross Poker that are based on traditional well-known public domain games such as blackjack and poker; however, these proprietary games provide intriguing betting options that offer more excitement and greater volatility to the player, ultimately enhancing our casino customers’ profitability. In addition, we offer a single deck card shuffler for poker tables, Dex S and recently introduced our second shuffler, the Pax S single-deck pack shuffler, which we plan to launch in 2021.

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

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The following table disaggregates our revenues by type within each of our segments (amounts in thousands):

	Year ended December 31,
	2020	2019	2018
EGM
Gaming operations	$114,548	$196,101	$187,809
Equipment sales	37,241	93,541	83,216
Total	$151,789	$289,642	$271,025

Table Products
Gaming operations	$7,353	$9,555	$7,377
Equipment sales	616	639	274
Total	$7,969	$10,194	$7,651

Interactive (gaming operations)
Social gaming revenue	$3,513	$3,319	$6,147
Real-money gaming revenue	$3,736	1,559	476
Total	$7,249	$4,878	$6,623

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

The majority of the Company’s leases require the Company to provide maintenance throughout the entire term of the lease. In some cases, a performance guarantee exists that, if not met, provides the customer with the right to return the gaming machines to the Company. This performance guarantee is considered a cancellation clause, a provision which renders the contracts effectively month-to-month contracts. Accordingly, the Company accounts for these contracts in a similar manner with its other operating leases as described above.

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

Revenue allocated to undelivered performance obligations is recorded as a contract liability and the balance of our contract liability was not material as of December 31, 2020 and 2019.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of deposits held at major banks and other marketable securities with original maturities of 90 days or less.

Restricted Cash

Restricted cash amounts represent funds held in escrow as collateral for the Company’s surety bonds for various gaming authorities.

Receivables, Allowance for Doubtful Accounts

Accounts receivable are stated at face value less an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts related to accounts receivable and notes receivable, which are non-interest bearing, deemed to have a high risk of collectability. The Company reviews the accounts receivable and notes receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company analyzes historical collection trends and changes in the customers’ payment patterns, customer concentration, and credit worthiness when evaluating the adequacy of the allowance for doubtful accounts. The Company includes any receivable balances that are determined to be uncollectible in the overall allowance for doubtful accounts. Changes in the assumptions or estimates reflecting the collectability of certain accounts could materially affect the allowance for both accounts and notes receivable. During the year ended December 31, 2020,  casino operations were significantly impacted by the casino closures as a result of the local governments' responses to the COVID-19 pandemic. We have contemplated this impact in the allowance for doubtful accounts as of December 31, 2020.

The following provides financial information concerning the change in our allowance for doubtful accounts (in thousands):

	Allowance for Accounts Receivable, Year ended December 31, 2020
	Beginning Balance	Charge-offs	Provision (Benefit)	Ending Balance
Allowance for doubtful accounts	$723	$(1,340)	$2,694	$2,077

	Allowance for Accounts Receivable, Year ended December 31, 2019
	Beginning Balance	Charge-offs	Provision	Ending Balance
Allowance for doubtful accounts	$885	$(456)	$294	$723

	Allowance for Accounts Receivable, Year ended December 31, 2018
	Beginning Balance	Charge-offs	Provision	Ending Balance
Allowance for doubtful accounts	$1,462	$(136)	$(441)	$885

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The following table excludes receivables related to operating leases and presents all other receivables' gross amortized cost, allowance for credit losses and amortized cost, net of allowance for credit losses by portfolio segment as of  of December 31, 2020 and 2019 (in thousands):

		December 31, 2020			December 31, 2019
	Classification	Gross amortized cost	Allowance for credit losses	Amortized cost, net of allowance for credit losses	Gross amortized cost	Allowance for credit losses	Amortized cost, net of allowance for credit losses

Trade receivables:	Accounts Receivable	$10,409	$-	$10,409	$22,741	$-	$22,741

Receivables with extended payment terms:
Originated in 2020	Accounts Receivable	7,559	-	$7,559	N/A	N/A	N/A
Originated in 2019	Accounts Receivable	1,319	-	1,319	5,461	-	5,461
Total receivables with extended payment term		$8,878	$-	$8,878	$5,461	$-	$5,461

Sales-type leases receivables:
Originated in 2019	Accounts Receivable	472	(24)	$448	$2,206	$(111)	$2,095
Originated in 2017	Accounts Receivable	16	(1)	15	52	(3)	49
Total Sales-type leases receivables		$488	$(25)	$463	$2,258	$(114)	$2,144

Development Agreements:
Originated in 2020	Deposits and other	4,199	-	$4,199	N/A	N/A	N/A
Originated in 2019	Deposits and other	2,136	-	2,136	2,359	-	2,359
Total Development Agreements		$6,335	$-	$6,335	$2,359	$-	$2,359

Inventories

Inventories consist primarily of parts and supplies that are used to repair and maintain machinery and equipment as well as EGMs in production and finished goods held for sale. Inventories are stated at net realizable value. Cost of inventories is determined using the first-in, first-out (“FIFO”) method for all components of inventory. The Company regularly reviews inventory quantities and updates estimates for the net realizable value of inventories. This process includes examining the carrying values of parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose). Some of the factors involved in this analysis include the overall levels of the inventories, the current and projected sales levels for such products, the projected markets for such products and the costs required to sell the products, including refurbishment costs. Changes in the assumptions or estimates could materially affect the inventory carrying value. As of December 31, 2020 and December 31, 2019, the value of raw material inventory was $21.8 million and $29.1 million, respectively. As of December 31, 2020 and December 31, 2019, the value of finished goods inventory was $5.1 million and $3.8 million, respectively. There was no work in process material as of December 31, 2020 and December 31, 2019.

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

The carrying values of the Company’s cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short term maturities of these instruments. The fair value of our long-term debt is based on the quoted market prices for similar instruments (Level 2 inputs). The following table presents the estimated fair value of our long-term debt as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term Debt	$622,509	$602,485	$533,727	$534,578

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents and accounts receivable, net. Cash equivalents are investment-grade, short-term debt instruments consisting of treasury bills which are maintained with high credit quality financial institutions under repurchase agreements. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of December 31, 2020 and 2019, the Company did not have cash equivalents.

Revenue from gaming operations is concentrated in the Class II gaming and casino industry, primarily located in Oklahoma and Washington. For the years ended December 31, 2020, 2019 and 2018, approximately 15%, 9%, and 11% of our total revenues were derived from one customer. For the years ended  December 31, 2020, 2019 and 2018 approximately 4%, 9% and 9% of our total revenues were derived in Mexico, respectively.

As of December 31, 2020, one customer represented 12% of our total accounts receivables balance. As of December 31, 2019, one customer represented 11% of our total accounts receivable balance. As of December 31, 2020, we had $5.8 million of net accounts receivable in Mexico in which casino operations were significantly impacted by the casino closures as a result of the local government's responses to the COVID-19 pandemic. We have contemplated this impact in the allowance for doubtful accounts as of December 31, 2020.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the year ended December 31, 2020, 2019 and 2018 were $0.3 million, $0.6 million and $0.6 million, respectively.

Research and Development

Research and development costs related primarily to software product development costs and is expensed as incurred until technological feasibility has been established. Employee related costs associated with product development are included in research and development.

Liquidity and Financing and COVID-19

Due to the business disruption caused by the rapid nationwide spread of the coronavirus and the actions by state and tribal governments and businesses to contain the virus, almost all of the Company’s customers closed their operations during the months of  March and April 2020 and their respective markets have been significantly and adversely impacted. Beginning in May 2020 and continuing through December, casinos began to reopen at limited capacity and nearly all of our customers' casino properties in the United States and Canada were partially open as of December 31, 2020 under limited operations. As of  December 30, 2020, in Mexico, approximately half of our customers' casinos were partially open under capacity limitations. As a result of the temporary closures of our casino customers, there has been a decrease in the amount of money spent by consumers on our revenue shared installed base and the amount of daily fees of our participation EGMs and a slow down in the expansion of existing casinos or development of new casinos. Specifically, gaming operations revenue and equipment sales have decreased compared to the prior year period as a result of the temporary closures of our casino customers. Similarly, our EGM and Table Products segment operating results have been disrupted because each segment’s activities including design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of its product's lines have been temporarily halted or significantly reduced. In addition, each segment’s revenue from leasing, licensing and selling products has been adversely impacted due to the temporary closures of our casino customers. As a result, the Company has taken several actions to adapt to the severity of the COVID-19 crisis. Among other things, the Company implemented short-term furloughs with retained benefits, company-wide salary reductions, and reduced its workforce by over 10%. Our non-employee directors have also agreed to reduce their fees by 50%. Some of the Company's customers have reopened at limited capacity, some have reopened and then been required to close again due to local conditions and regulations relating to the spread of the coronavirus, and there are also customers who still remain closed. Depending on the number and length of casino closures, the Company will consider additional reductions to payroll and related expenses through additional employee furloughs in order to conserve liquidity.

As of December 31, 2020, the Company had $81.7 million in cash and cash equivalents and $30.0 million available to draw under its revolving credit facility. Under the First Lien Credit Agreement (defined below in Note 6), the Company was required to comply with certain financial covenants at the end of each calendar quarter, including to maintain a maximum net first lien leverage ratio of 6.0 to 1.0. On  May 1, 2020, the Company entered into an Incremental Assumption and Amendment Agreement No. 4 ("Amendment No. 4") which amended its First Lien Credit Agreement to, among other things, (i) provide for a suspension of the testing of the financial covenant for the fiscal quarters ending  June 30, 2020,  September 30, 2020 and  December 31, 2020 and (ii) during the period beginning on  May 1, 2020, and ending on the date on which the Company delivers a compliance certificate with respect to the fiscal quarter ending  December 31, 2021 (unless earlier terminated by the Company), make certain modifications to the negative covenants set forth in the First Lien Credit Agreement and, solely for purposes of determining compliance with the financial covenant during the first three quarters of 2021 once testing resumes, the calculation of EBITDA. As a result of Amendment No. 4, and based on the Company's projected operating results for the next twelve months, the Company expects that it will be in compliance with its covenants under the First Lien Credit Agreement for at least the next twelve months after the financial statements are issued. Pursuant to the terms of Amendment No. 4, the Company incurred incremental term loans in an aggregate principal amount of $95.0 million, of which the Company received $83.3 million in net proceeds (after original issue discount and related fees, which is described in Note 6). The incremental term loans incurred pursuant to Amendment No. 4 bear interest at a rate equal to, at the Borrower's option, either LIBOR or the base rate, subject to an interest rate floor plus an applicable margin of 13.0% for LIBOR loans and 12.0% for base rate loans. Any voluntary prepayment of the incremental term loans incurred pursuant to Amendment No. 4 during the first two years after  May 1, 2020 will be subject to a customary “make-whole” premium. On or after  May 1, 2022 and prior to  November 1, 2022, a voluntary prepayment of the incremental term loans incurred pursuant to Amendment No. 4 will be accompanied by a 1.00% payment premium. Other than described above, the incremental term loans have the same terms applicable to the outstanding term loans under the First Lien Credit Agreement. As a result of the additional financing, along with cash and cash equivalents on hand as of December 31, 2020, Management believes that the Company has sufficient liquidity to fund its operating requirements and meet its obligations as they become due for at least the next twelve months after the financial statements are issued.

Recently Issued Accounting Pronouncements

Adopted in the Current Year

In  June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which provides updated guidance on how an entity should measure credit losses on financial instruments. The new guidance replaced the current incurred loss measurement methodology with a lifetime expected loss measurement methodology. Subsequently, in  November 2018 the FASB issued ASU No. 2018-19, which clarified that receivables arising from operating leases are not within the scope of Subtopic 326-20, but should rather be accounted for in accordance with ASC 842. In  May 2019, the FASB issued ASU No. 2019-05 providing targeted transition relief to all reporting entities within the scope of Topic 326. The new standard and related amendments are effective for fiscal years beginning after  December 15, 2019, including interim periods within those fiscal years. This guidance is expected to be applied using a modified retrospective approach for the cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective and using a prospective approach for debt securities for which any other-than-temporary impairment had been recognized before the effective date. The Company adopted ASC 326 using the modified retrospective approach for all applicable financial assets measured at amortized cost. The Company elected the practical expedient to exclude accrued interest from tabular disclosure and not to estimate an allowance for credit losses on accrued interest. Results for reporting beginning after  January 1, 2020 are presented under ASC 326 while prior amounts continue to be reported in accordance with previously applicable GAAP. The adoption of the standard did not materially impact our consolidated net earnings and had no impact on cash flows.

In  August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The new standard is effective for fiscal years beginning after  December 15, 2019, including interim periods within those fiscal years. The Company adopted the standard prospectively to all implementation costs incurred after  January 1, 2020. The adoption of the standard did not materially impact our consolidated net earnings and had no impact on cash flows.

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

To be Adopted in Future Periods

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

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The acquisition of Integrity was accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. The property, plant and equipment which fair value was determined based on the cost and market approach (level 2 fair value measurement), consist primarily of EGM assets. The intangible assets consist of customer relationships which will be amortized over a weighted average period of approximately 10 years. The intangible assets were valued using the excess earnings method (level 3 fair value measurement), which is a risk-adjusted discounted cash flow approach that determines the value of an intangible asset as the present value of the cash flows attributable to such asset after excluding the proportion of the cash flows that are attributable to other assets. The contribution to the cash flows that are made by other assets - such as net working capital, assembled workforce and property, plant and equipment - was estimated through contributory asset capital charges. The value of the customer relationships is the present value of the attributed post-tax cash flows, net of the post-tax return on fair value attributed to the other assets.

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

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following (in thousands):

	December 31, 2020	December 31, 2019
Gaming equipment	$181,305	$175,837
Other property and equipment	23,391	23,210
Less: Accumulated depreciation	(123,656)	(95,449)
Total property and equipment, net	$81,040	$103,598

Gaming equipment and other property and equipment are depreciated over the respective useful lives of the assets ranging from two to six years. Depreciation expense was $39.5 million, $45.1 million and $32.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4. GOODWILL AND INTANGIBLES

Changes in the carrying amount of goodwill are as follows (in thousands):

	Gross Carrying Amount
	EGM	Table Products	Interactive(1)	Total
Balance at December 31, 2018	$267,079	$6,641	$3,543	$277,263
Foreign currency adjustments	769	—	(10)	759
Acquisition	11,380	1,180	—	12,560
Impairment	—	—	(3,533)	(3,533)
Balance at December 31, 2019	$279,228	$7,821	$-	$287,049
Foreign currency adjustments	(1,007)	—	—	(1,007)
Acquisition	—	—	—	0
Impairment	—	—	—	0
Balance at December 31, 2020	$278,221	$7,821	$-	$286,042

(1) Accumulated goodwill impairment charges for the Interactive segment as of December 31, 2020 were $8.4 million.

The Company performed a quantitative assessment as of October 1, 2020 on the EGM and Table Products reporting units, in which both reporting units passed the assessment with 17% and 32% cushion between the fair value and carrying value of the reporting unit, respectively. As of October 1, 2020, none of the Company's remaining reporting units had a recorded balance of goodwill. The discount rates utilized in the discounted cash flow projections were 12.0% and 15.5% for the EGM and Table Products reporting units, respectively.

During the first quarter of 2020, our EGM and Table Products reporting units' operating results were significantly lower than expectations, driven by the rapid nationwide spread of the coronavirus and the actions taken by state and tribal governments and businesses, including the closure of casinos, in an attempt to contain the virus. Many of our customers temporarily closed their operations and the markets that we serve were significantly and adversely impacted, which was considered to be a triggering event. These closures resulted in a reduction of gaming operations revenues particularly related to our leased EGMs and Table Products as we ceased to bill our customers from the date that they closed. The closures also impacted equipment sales revenue due to a decline in our customer demand to purchase our EGMs and other products during the closures.  Accordingly, we performed a quantitative assessment, or “Step 1” analysis, as of  March 31, 2020 to analyze whether this triggering event resulted in an impairment of associated goodwill in these two reporting units.  There is no balance of goodwill in the Company’s other reporting unit.

Based on our quantitative analysis, the fair value was 34% greater than the carrying value for the EGM reporting unit and 21% greater for the Table Products reporting unit. As of  October 1, 2019 (the date of the Company’s annual impairment assessment), the fair values of the EGM reporting unit and the Table Products reporting unit were 50% and 111% greater than their respective carrying values. We estimated the fair value of both reporting units using the discounted cash flow method. The most significant factor in the assessment was the projected cash flows adjusted for the estimated adverse impact of the COVID-19 pandemic on the Company’s operations.  Our projected cash flows for the current year are dependent on our assumptions for when our casino customers will reopen. The current year projected cash flows and those for future years are also impacted by our estimate of when the operations of our casino customers will return to pre-COVID-19 levels. Given the ongoing impacts of the COVID-19 pandemic across our business, the long-range cash flow projections that we use to assess the fair value of our businesses and assets for purposes of impairment testing are subject to greater uncertainty than normal. Other factors included in the discounted cash flow calculation were the discount rate of 10% for EGM and 14% for Table Products and the long-term growth rate of 3% for both reporting units. As of  October 1, 2019, the discount rates utilized in the discounted cash flow projections were 10% and 14% for the EGM and Table Products reporting units, respectively. During the second and third quarters of 2020, based on the performance of our re-opened customers and our related revenue share including our projections for future periods, we concluded that there are no triggering events that would more likely than not reduce the fair value of a reporting unit below their carrying value as of  December 31, 2020. We will continue to monitor the ongoing impact of the COVID-19 pandemic on our operations. If our projections do not align with our actual results in future quarters, we will update the projected cash flows, which  may result in an impairment of goodwill.

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

Intangible assets consist of the following (in thousands):

		December 31, 2020			December 31, 2019
	Useful Life (years)	Gross Value	Accumulated Amortization	Net Carrying Value	Gross Value	Accumulated Amortization	Net Carrying Value
Indefinite-lived trade names	Indefinite	$12,126	$—	$12,126	$12,126	$—	$12,126
Trade and brand names	5 - 7	14,870	(14,269)	601	14,870	(13,209)	1,661
Customer relationships	5 - 12	218,848	(143,082)	75,766	219,788	(120,384)	99,404
Contract rights under development and placement fees	1 - 7	47,354	(15,588)	31,766	48,180	(8,888)	39,292
Gaming software and technology platforms	1 - 7	172,255	(114,774)	57,481	162,391	(96,193)	66,198
Intellectual property	10 - 12	19,345	(9,441)	9,904	19,345	(7,575)	11,770
		$484,798	$(297,154)	187,644	$476,700	$(246,249)	230,451

Intangible assets are amortized over their respective estimated useful lives ranging from one to twelve years. Amortization expense related to intangible assets was $46.2 million, $46.4 million and $45.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairments recorded for the year ended December 31, 2020. For the year ended  December 31, 2019, the Company recognized impairment charges related to internally developed gaming titles of $0.5 million.

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

The Company enters into development agreements and placement fee agreements with certain customers to secure floor space under lease agreements for its gaming machines. Amounts paid in connection with the development agreements are repaid to the Company in accordance with the terms of the agreement, whereas placements fees are not reimbursed. For development agreements in the form of a loan, interest income is recognized on the repayment of the notes based on the stated rate or, if not stated explicitly in the development agreement, on an imputed interest rate. If the stated interest rate is deemed to be other than a market rate or zero, a discount is recorded on the note receivable as a result of the difference between the stated and market rate and a corresponding intangible asset is recorded. The intangible asset is recognized in the financial statements as a contract right under development agreement and amortized as a reduction in revenue over the term of the agreement. Placement fees can be in the form of cash paid upfront or free lease periods and are accreted over the life of the contract and the expense is recorded as a reduction of revenue. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $7.4 million, $6.4 million and $4.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

The estimated amortization expense of definite-lived intangible assets as well as the accretion of contract rights under development and placement fees, for each of the next five years and thereafter is as follows (in thousands):

For the year ended December 31,	Amortization Expense	Placement Fee Accretion
2021	$36,262	$6,619
2022	30,805	6,431
2023	23,739	6,172
2024	18,217	5,940
2025	14,452	5,652
Thereafter	20,277	952
Total	$143,752	$31,766

NOTE 5. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Salary and payroll tax accrual	$5,337	$8,691
Taxes payable	3,992	4,151
Current portion of operating lease liability	1,867	2,175
License fee obligation	1,000	1,000
Placement fees payable	6,314	8,346
Accrued other	7,815	10,477
Total accrued liabilities	$26,325	$34,840

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 31,
	2020	2019
First Lien Credit Facilities:
Term loans, interest at LIBOR or base rate plus 3.5% (4.5% at December 31, 2020), net of unamortized discount and deferred loan costs of $6.1 million and $9.0 million at December 31, 2020 and 2019, respectively.	$520,499	$522,989
Incremental term loans, interest at LIBOR or base rate plus 13.0% (14.0% at December 31, 2020), net of unamortized discount and deferred loan costs of $7.8 million at December 31, 2020.	$86,710	—
Finance Leases	1,382	1,737
Total debt	608,591	524,727
Less: Current portion	(7,031)	(6,038)
Long-term debt	$601,560	$518,689

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

On December 6, 2017, the Borrower entered into incremental facilities for $65.0 million in term loans (the “December Incremental Term Loans”).  The net proceeds of the December Incremental Term Loans were used to finance the acquisition of EGMs and related assets operated by Rocket Gaming Systems (“Rocket”) and to pay fees and expenses in connection therewith and for general corporate purposes.

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

On May 1, 2020, the Borrower entered into an Incremental Assumption and Amendment Agreement No. 4 (“Amendment No. 4”) with certain of the Borrower’s subsidiaries, the lenders party thereto and the administrative agent, which amended the First Lien Credit Agreement to provide for covenant relief (as described in Note 1) as well as an aggregate principal amount of $95.0 million in incremental term loans, of which the net proceeds received by the Company were $83.3 million in net proceeds after original issue discount and related fees. The incremental term loans incurred pursuant to Amendment No. 4 bear interest at a rate equal to, at the Borrower’s option, either LIBOR or the base rate, subject to an interest rate floor plus an applicable margin of 13% for LIBOR loans and 12% for base rate loans. Any voluntary prepayment of the incremental term loans incurred pursuant to Amendment No. 4 during the first two years after May 1, 2020 will be subject to a customary ”make-whole” premium. On or after May 1, 2022 and prior to November 1, 2022, a voluntary prepayment of the incremental term loans incurred pursuant to Amendment No. 4 will be accompanied by a 1.00% payment premium. Other than described above, the incremental term loans have the same terms applicable to the outstanding term loans under the First Lien Credit Agreement.

An additional $11.7 million in loan costs including original issue discount, lender fees, and third-party costs were incurred related to Amendment No. 4. Given the composition of the lender group, the transaction was accounted for as a debt modification for existing lenders and, as such, $3.1 million in third-party costs were expensed and included in the loss on extinguishment and modification of debt. The remaining $8.6 million was capitalized and will be amortized over the term of the agreement

.

As of December 31, 2020, we were in compliance with the required covenants of our debt instruments.

Finance Leases

The Company has entered into leases for vehicles and equipment that are accounted for as finance leases, as described in Item 15. “Exhibits and Financial Statement Schedules” Note 15.

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Scheduled Maturities of Long-Term Debt

Aggregate contractual future principal payments (excluding the effects of repayments for excess cash flow) of long-term debt for the years following December 31, 2020, are as follows (in thousands):

For the year ending December 31,
2021	$7,031
2022	6,838
2023	6,491
2024	602,150
2025	—
Thereafter	—
Total scheduled maturities	622,510
Unamortized debt discount and debt issuance costs	(13,919)
Total debt	$608,591

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

Our amended and restated articles of incorporation provide that our authorized capital stock will consist of 450,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share. As of  December 31, 2020, we have 36,494,002 shares of common stock and zero shares of preferred stock outstanding.

Voting Rights. The holders of our common stock are entitled to one vote per share on all matters submitted for action by the stockholders, and do not have cumulative voting rights with respect to the election of our directors.

Dividend and Distribution Rights. All shares of our common stock are entitled to share equally in any dividends and distributions our board of directors  may declare from legally available sources, subject to the terms of any outstanding preferred stock.

Share Repurchase Program. During 2019, the board of directors approved a share repurchase program that will permit the Company to repurchase up to $50.0 million of the Company’s shares of common stock through August 11, 2021.

NOTE 8. WRITE-DOWNS AND OTHER CHARGES

The Consolidated Statements of Operations and Comprehensive Loss include various transactions, such as loss on disposal or impairment of long-lived assets and fair value adjustments to contingent consideration that have been classified as write-downs and other charges. During the year ended December 31, 2020, the Company recognized $3.3 million in write-downs and other charges primarily related to the write-off of placement fee intangible assets associated with the sale of previously leased EGMs to distributors in the period of $1.9 million and fair value adjustments to contingent consideration of $0.8 million (the Company used level 3 fair value measurements based on projected cash flows).

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

There were no potentially dilutive securities for the years ended December 31, 2020, 2019 and 2018.

Excluded from the calculation of diluted EPS for the years ended December 31, 2020, 2019 and 2018, were 1,191,944, 616,751 and 125,249 restricted shares, respectively. Excluded from the calculation of diluted EPS for the years ended December 31, 2020, 2019 and 2018 were 32,591, 629,866 and 849,660 stock options, respectively, as such securities were anti-dilutive.

NOTE 10. BENEFIT PLANS

The Company has established a 401(k) defined contribution plan (the “401(k) Plan”) for its employees. The 401(k) Plan allows employees to contribute a portion of their earnings, and the Company may match a percentage of the contributions on a discretionary basis. In  April of 2020, the Company temporarily suspended 401(k) matching contributions. The expense associated with the 401(k) Plan for the years ended December 31, 2020, 2019 and 2018 was $0.4 million, $1.4 million and $1.2 million, respectively.

On April 28, 2014, the board of directors of the Company approved the 2014 Long-Term Incentive Plan (“LTIP”). Under the LTIP, the Company is authorized to grant nonqualified stock options, rights to purchase shares of common stock, restricted stock, restricted stock units and other awards to be settled in, or based upon, shares of common stock to persons who are directors and employees of and consultants to the Company or any of its subsidiaries on the date of the grant. The LTIP will terminate ten years after approval by the board. Subject to adjustments in connection with certain changes in capitalization, the maximum number of shares of common stock that may be delivered pursuant to awards under the LTIP is 2,253,735 after giving effect to the 1.5543 - for - 1 stock split consummated on January 30, 2018 in connection with our initial public offering. As of December 31, 2020, 423,268 shares remain available for issuance; however, these will not be issued and awards granted by the Company in the future are expected to be from the Omnibus Incentive Plan only.

On January 16, 2018, our board adopted and our stockholders approved the 2018 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) pursuant to which equity-based and cash incentives may be granted to participating employees, directors and consultants. After the annual shareholders meeting held on July 1, 2020, the Omnibus Incentive Plan was amended to increase the number of shares of common stock authorized for issuance thereunder. The Omnibus Incentive Plan, as amended, provides for an aggregate of 4,607,389 shares of our common stock. As of December 31, 2020, 2,048,135 shares remain available for issuance.

NOTE 11. STOCK-BASED COMPENSATION

All share information is presented after giving effect to the 1.5543 - for - 1 stock split consummated on January 30, 2018 in connection with our initial public offering.

The Company has granted equity or equity-based awards to eligible participants under its incentive plans. The awards include options to purchase the Company’s common stock, restricted stock or restricted stock units and phantom stock units. These awards include a combination of service and market conditions, as further described below. For the year ended December 31, 2020, the Company recognized $0.4 million in stock-based compensation for stock options, $7.8 million was associated with restricted stock and restricted stock units, and $0.3 million with phantom stock units.

We recognize stock-based compensation on a straight-line basis over the vesting period for time based awards and we recognize the expense immediately for awards with market conditions over the service period derived from the related valuation. As of  December 31, 2020, $0.3 million of unrecognized compensation expense was associated with stock options, $9.0 million was associated with restricted stock and restricted stock units, and $3.9 million with phantom stock units. The unrecognized compensation expense associated with stock options, restricted and phantom stock units is expected to be recognized over a 1.2, 2.5 and 3.0 year weighted average period, respectively.

Stock Options

The Company calculates the grant date fair value of stock options that vest over a service period using the Black Scholes model. For stock options and other stock awards that contain a market condition related to the return on investment that the Company’s stockholders achieve or obtaining a certain stock price, the awards are valued using a lattice-based valuation model. The assumptions used in these calculations are the expected dividend yield, expected volatility, risk-free interest rate and expected term (in years). Expected volatilities are based on implied volatilities from comparable companies. The expected time to liquidity is based on Management’s estimate. The risk-free rate is based on the U.S. Treasury yield curve for a term equivalent to the estimated time to liquidity. There were no options granted during the years ended  December 31, 2020 and 2019.

	Year Ended December 31,
	2020	2019	2018
Option valuation assumptions:
Expected dividend yield	N/A	N/A	—%
Expected volatility	N/A	N/A	50%
Risk-free interest rate	N/A	N/A	2.71%
Expected term (in years)	N/A	N/A	6.3

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

A summary of the changes in stock options outstanding during the year ended December 31, 2020, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2019	1,382,986	$9.10	5.45	$4,793
Granted	—	$—
Exercised	(15,544)	$10.15
Canceled or forfeited	(93,260)	$7.89
Options outstanding as of December 31, 2020	1,274,182	$9.17	4.50	$412
Exercisable as of December 31, 2020	1,206,440	$8.82	4.37	$412

The following is provided for stock options granted:

	Year Ended December 31,
	2020	2019	2018
Weighted average grant date fair value	N/A	N/A	$12.63

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

A summary of the changes in restricted stock shares outstanding during the year ended December 31, 2020 is as follows:

	Shares Outstanding	Grant Date Fair Value (per share)
Outstanding as of December 31, 2019	712,496	$23.66
Granted	1,470,636	$3.92
Vested	(1,034,699)	$9.90
Canceled or forfeited	(38,915)	$23.88
Outstanding as of December 31, 2020	1,109,518	$10.32

Phantom Stock Units

Phantom stock units are typically eligible to vest in equal installments of 25% on each of the first four anniversaries of the date of the grant, subject to continued employment with the Company or its subsidiaries. In the event of a termination of employment without cause upon or within 12 months following a change in control or as a result of death or disability, any such unvested units shall become vested. The first vesting tranche of the phantom stock award must be settled in cash and the second, third and fourth vesting tranches  may be settled in cash or stock at the Company’s discretion. The phantom stock units that the Company intends to settle in cash are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period. The liability associated with such rewards is included in “Accrued Liabilities” within the Consolidated Balance Sheets. All other stock-based awards are classified as equity.

A summary of the changes in phantom stock outstanding during the year ended December 31, 2020 is as follows:

	Shares Outstanding	Grant Date Fair Value (per share)
Phantom Stock Outstanding as of December 31, 2019
Granted	670,844	$3.87
Vested	-	$-
Canceled or forfeited	(36,085)	$3.94
Phantom stock outstanding as of December 31, 2020	634,759	$3.86

NOTE 12. INCOME TAXES

The components of loss before provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
Domestic	$(80,939)	$1,129	$(13,814)
Foreign	(10,314)	(18,099)	(15,409)
Loss before provision for income taxes	$(91,253)	$(16,970)	$(29,223)

The income tax (benefit) expense is as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
Current:
Federal	$(1,495)	$(2,726)	$(773)
State	262	286	227
Foreign	(3,012)	(1,084)	(6,830)
Total current income tax (benefit) expense	(4,245)	(3,524)	(7,376)

Deferred:
Federal	365	343	379
State	53	49	48
Foreign	(2,048)	(2,317)	(1,428)
Total deferred income (benefit) expense	(1,630)	(1,925)	(1,001)

Income tax (benefit) expense	$(5,875)	$(5,449)	$(8,377)

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The reconciliation of income tax at the federal statutory rate to the actual effective income tax rate (benefit) is as follows:

	Year ended December 31,
	2020	2019	2018
Federal statutory rate	(21.0)%	(21.0)%	(21.0)%
Foreign rate differential	(0.9)%	(2.9)%	(3.0)%
Losses of foreign subsidiaries disregarded for US income tax	—%	—%	(1.3)%
State income taxes, net of federal benefit	(2.9)%	2.9%	(0.8)%
Nondeductible loan costs	—%	—%	0.5%
Nondeductible transaction costs	—%	0.7%	1.1%
Impact of tax liquidation	—%	—%	10.4%
Tax indemnification charges	1.0%	7.9%	9.5%
Stock Compensation	1.0%	1.0%	(1.4)%
Other differences	0.6%	4.1%	2.7%
Withholding tax	0.2%	3.3%	1.7%
Tax credits	3.1%	(2.4)%	(12.0)%
Uncertain tax positions	(2.8)%	(26.0)%	(38.0)%
Valuation allowance	15.3%	0.3%	22.9%
Rate change - impact of the Tax Act	—%	—%	—%
Repatriation tax - impact of the Tax Act	—%	—%	(1.0)%
Tax credits - impact of the Tax Act	—%	—%	0.6%
Valuation allowance - impact of the Tax Act	—%	—%	0.4%
Effective tax rate	(6.4)%	(32.1)%	(28.7)%

The components of the net deferred tax assets (liability) consist of the following (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Accrued expenses	$1,214	$2,411
Stock Compensation	2,610	3,129
Foreign tax credits	9,587	12,189
Net operating loss carryforwards	45,268	46,872
Research and development credits	5,625	6,313
Debt	17,555
Other	3,535	6,391
Total deferred tax assets	85,394	77,305
Valuation allowance	(55,006)	(41,004)
Deferred tax assets, net of valuation allowance	$30,388	$36,301

Deferred tax liabilities:
Prepaid expenses and other	$(635)	$(582)
Intangible assets	(15,434)	(19,719)
Property and equipment, net	(9,811)	(12,871)
Deferred tax liabilities	(25,880)	(33,172)
Net deferred tax assets (liabilities)	$4,508	$3,129

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2020 in certain tax jurisdictions. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of December 31, 2020, a valuation allowance of $55.0 million has been recorded on US and certain foreign deferred tax assets to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

As of December 31, 2020, the Company had $9.6 million of foreign tax credits which, if unused, will expire in years 2021 through 2030. In addition, the Company has $5.6 million of research and development credits which begin to expire in 2028. The foreign tax credits and research and development credits carryforwards are not expected to be realizable in future periods and have a related valuation allowance.

The Company has net operating loss (“NOL”) carryforwards for U.S. federal purposes of $183.3 million, in foreign jurisdictions of $13.2 million and various U.S. states of $122.9 million. The U.S. federal NOL carryforwards begin to expire in 2034, the U.S. state NOL carryforwards began to expire in 2021, and the foreign NOLs can be carried forward indefinitely. We believe that it is more likely than not that the benefit from certain federal, state and foreign NOL carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance on the deferred tax assets related to these NOL carryforwards.

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

On  May 1, 2020 our Company amended its debt described as Amendment No. 4 in Note 6, Long-Term Debt.  This debt modification constituted a "significant modification" for tax purposes such that the existing debt is deemed to be exchanged for a new debt instrument.  As a result, the Company recognized cancellation of debt income, net of consideration paid for the modification, of $101.2 million on the existing debt.  The Company also recognized related original issue discount on the new debt which is subject to future tax deductions over the remaining life of the loan.  A deferred tax asset has been recognized in our Consolidated Financial statements as the debt modification did not result in a debt extinguishment for book purposes.

The Company has uncertain tax positions with respect to prior tax filings. The uncertain tax positions, if asserted by taxing authorities, would result in utilization of the Company’s tax credit and operating loss carryovers. The credit and operating loss carryovers presented as deferred tax assets are reflected net of these unrecognized tax benefits.

The Company had the following activity for unrecognized tax benefits in 2020 and 2019 (amounts in thousands):

	December 31, 2020	December 31, 2019
Balance-beginning of year	$10,954	$12,580
Acquisitions	—	1,244
Increases based on tax positions of the current year	410	453
Decrease due to tax authority settlements	—	—
Decreases due to lapse of statute	(3,213)	(3,225)
Increases based on tax positions of the prior years	—	95
Decreases based on tax positions of the prior years	(665)	(670)
Currency translation adjustments	(81)	477
Balance-end of year	$7,405	$10,954

The Company applies a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes the impact of a tax position in the financial statements when the position is more likely than not of being sustained on audit based on the technical merits of the position.

The total amount of unrecognized tax benefits as of December 31, 2020 was $7.4 million. Of this amount, $3.5 million if recognized, would be included in our Consolidated Statements of Operations and Comprehensive Loss and have an impact on our effective tax rate. The Company anticipates a reduction of its liability for unrecognized tax benefits of up to $1.4 million before  December 31, 2021, primarily related to lapse of statute, all of which would impact our Consolidated Statements of Operations and Comprehensive Loss.

The Company accrues interest and penalties for unrecognized tax benefits in income tax expense. Related to the unrecognized tax benefits noted above, the Company reduced penalties and interest by $1.8 million during 2020. This reduction, primarily related to lapse of statute and tax authority settlements, was recognized as an income tax benefit in our Consolidated Statements of Operations and Comprehensive Loss. As of December 31, 2020, the Company has a liability of $3.5 million for penalties and interest related to unrecognized tax benefits.

The Company is subject to taxation and potential examination in the United States and various state and foreign jurisdictions. We are subject to examinations in the United States for the 2017 to 2020 tax years and, generally, we remain subject to examination for all periods in various state jurisdiction due to the Company’s NOLs. We are subject to examination in Mexico for the 2015 to 2020 tax years and remain subject to possible examination in various other jurisdictions that are not expected to result in material tax adjustments.

The Company entered into an indemnification agreement with the prior owners of Cadillac Jack whereby the prior owners have agreed to indemnify the Company for changes in tax positions by taxing authorities for periods prior to the acquisition. An indemnification receivable of $0.8 million and $4.2 million was recorded as another asset in the financial statements for the years ended December 31, 2020 and 2019, respectively. This amount includes the indemnification of the original pre-acquisition tax positions along with any related accrued interest and penalties and is also recorded as a liability for unrecognized tax benefits in other long-term liabilities. The Company concluded that it is probable the indemnification receivable is realizable based on an evaluation of the ability of Cadillac Jack’s prior owner, including a review of its public filings, that demonstrates its financial resources are sufficient to support the amount recorded. If the related unrecognized tax benefits are subsequently recognized, a corresponding charge to relieve the associated indemnification receivables would be recognized in our Consolidated Statements of Operations and Comprehensive Loss and have an impact on operating income.

In March of 2020, in response to the COVID-19 outbreak, President Donald Trump signed H.R. 748, the “Coronavirus Aid, Relief, and Economic Security ACT (the “CARES Act”). The CARES Act does not materially impact our Consolidated Financial Statements.

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

On June 25, and July 31, 2020 putative class action lawsuits were filed in the United States District Court for the District of Nevada, by two separate plaintiffs against PlayAGS, Inc. (the "Company") and certain of its officers, individually and on behalf of all persons who purchased or otherwise acquired Company securities between August 2, 2018 and August 7, 2019.  The complaint alleges that the defendants made false and misleading statements concerning the Company’s forward-looking financial outlook and accounting for goodwill and intangible assets in its iGaming reporting unit, resulting in injury to the purported class members as a result of the decline in the value of the Company’s common stock following its release of its Second Quarter 2019 results on August 7, 2019.  The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.

On August 4, 2020, a third plaintiff (“OPPRS”) filed a putative class action lawsuit in the same court asserting similar claims to those alleged in the first two class action lawsuits, based on substantially the same conduct. Specifically, OPPRS claims that the Company, certain of its officers, and certain entities that allegedly beneficially held over 50% of the Company’s common stock at the beginning of the class period, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by allegedly making false and misleading statements concerning, among other things, the Company’s forward-looking financial outlook and accounting for goodwill and intangible assets in its iGaming reporting unit, and the adequacy of its internal controls over financial reporting, resulting in injury to the purported class members as a result of the decline in the value of the Company’s common stock following its release of its Second Quarter 2019 results on August 7, 2019.  OPPRS brings these Exchange Act claims on behalf of a slightly larger putative class than in the previously-filed actions: all persons who purchased or otherwise acquired Company securities between May 3, 2018 and August 7, 2019. In addition, based on substantially similar alleged false or misleading statements, OPPRS asserts claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, on behalf of all persons who purchased Company common stock pursuant and/or traceable to the Company’s August 2018 and March 2019 secondary public offerings.  These secondary-offering claims are brought against the same defendants identified above, plus certain of the Company’s directors and the underwriters.

On October 28, 2020 these three related putative class actions were consolidated into In re PlayAGS, Inc. Securities Litigation in the United States District Court for the District of Nevada with OPPRS appointed as lead counsel.  On January 11, 2021, the lead plaintiff filed an Amended Complaint in the consolidated action against the same set of defendants, again asserting claims (i) under Sections 10(b) and 20(a) of the Exchange Act, on behalf of a slightly larger putative class than in any previous complaint (the class period now extends through March 4, 2020), and (ii) under Sections 11, 12(a)(2) and 15 of the Securities Act on behalf of the same putative class as in OPPRS’s previous complaint. The Amended Complaint alleges that the defendants made materially false and misleading statements during the putative class period concerning, among other things, the Company’s growth, financial performance, and forward-looking financial outlook, particularly with respect to the Oklahoma market, resulting in injury to the purported class members as a result of the decline in the value of the Company’s common stock when the alleged “truth” was revealed following release of the Company’s financial reports on August 7, 2019, November 7, 2019, and March 4, 2020. Unlike the previous complaints, the Amended Complaint does not allege false or misleading statements concerning the Company’s accounting for the iGaming reporting unit or the adequacy of the Company’s internal controls over financial reporting. The defendants believe the claims are without merit, and intend to defend vigorously against them, but there can be no assurances as to the outcome.

In January 2021, we obtained the results of an audit conducted by the Alabama Department of Revenue ("ADOR"), in which the ADOR assessed $3.3 million including interest in unpaid state and local rental taxes. The audit period covered from May 2016 through August 2019. The ADOR claims that our participation revenue and licensing fees with an Indian Tribe entity in the state of Alabama constitute a lease rental payment and are deemed taxable in nature. They claim that because such gross rental receipts are generally imposed on the lessor, such receipts should be taxable even in situations involving Indian Tribe lessees. We believe that we were not required to collect and remit Alabama state lease/rental tax on our leases of EGMs in the state as those leases are on federally designated Indian reservation land and because federal Indian trading laws and Indian gaming laws, as well as the U.S. Constitution, preempt application of the rental tax to these transactions with the Indian Tribe. As of December 31, 2020, we have not accrued the amount noted above or any additional amounts of rental tax in Alabama as we do not believe this loss is probable of payment. We plan to dispute the audit findings in the state of Alabama and in accordance with applicable state and local tax procedures and ADOR rules.

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

Segment revenues include leasing, licensing, or selling of products within each reportable segment. Segment adjusted EBITDA includes the revenues and operating expenses from each segment adjusted for depreciation, amortization, write-downs and other charges, accretion of placement fees, non-cash stock based compensation expense, as well as other costs such as certain acquisitions and integration related costs including restructuring and severance charges; initial public offering and secondary offerings costs, legal and litigation expenses including settlement payments; new jurisdictions and regulatory licensing costs; non-cash charges on capitalized installation and delivery; contract cancellation fees; and other adjustments primarily composed of costs and inventory and receivable valuation charges associated with the COVID-19 pandemic, professional fees incurred by the Company for projects, corporate and public filing compliance and other costs deemed to be non-recurring in nature. Revenues in each segment are attributable to third parties and segment operating expenses are directly associated with the product lines included in each segment such as research and development, product approval costs, product-related litigation expenses, sales commissions and other directly-allocable sales expenses. Cost of gaming operations and cost of equipment sales primarily include the cost of products sold, service, manufacturing overhead, shipping and installation.

Segment adjusted EBITDA excludes other income and expense, income taxes and certain expenses that are managed outside of the operating segments.

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following provides financial information concerning our reportable segments for the years ended December 31, 2020, 2019 and 2018 (amounts in thousands):

	2020	2019	2018
Revenues by segment
EGM	$151,789	$289,642	$271,025
Table Products	7,969	10,194	7,651
Interactive	7,249	4,878	6,623
Total Revenues	167,007	304,714	285,299
Adjusted EBITDA by segment
EGM	65,877	144,718	137,371
Table Products	3,360	3,699	942
Interactive	2,432	(2,355)	(2,107)
Subtotal	71,669	146,062	136,206

Write-downs and other:
Loss on disposal of long lived assets	2,399	1,068	1,963
Impairment of long lived assets	134	5,343	6,089
Fair value adjustments to contingent consideration and other items	796	501	701
Depreciation and amortization	85,722	91,474	77,535
Accretion of placement fees(1)	7,421	6,378	4,552
Non-cash stock compensation	8,457	9,001	10,933
Acquisitions and integration related costs including restructuring and severance	311	3,338	3,644
Initial public offering and secondary costs	—	530	2,428
Legal and litigation expenses including settlement payments	1,830	1,844	992
Non-cash charge on capitalized installation and delivery	2,291	2,700	2,081
Other adjustments	6,477	148	(2)
Interest expense	41,935	36,248	37,607
Interest income	(1,179)	(163)	(207)
Loss on extinguishment and modification of debt	3,102	—	6,625
Other expense (income)	3,226	4,622	10,488
Loss before income taxes	$(91,253)	$(16,970)	$(29,223)

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

The following provides financial information concerning our operations by geographic area for the years ended December 31, 2020, 2019, and 2018 (amounts in thousands):

	Year ended December 31,
Revenue:	2020	2019	2018
United States	$151,187	$258,691	$255,256
Other	15,820	46,023	30,043
Total Revenue	$167,007	$304,714	$285,299

	Year ended December 31,
Long-lived assets:	2020	2019	2018
United States	$76,879	$89,597	$80,617
Other	13,623	19,132	14,022
Total long-lived assets	$90,502	$108,729	$94,639

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The Company elected a date of initial application of January 1, 2019. In doing so, the Company (i) applied ASC 840 in the comparative periods and (ii) provided the disclosures required by ASC 840 for all periods that continue to be presented in accordance with ASC 840. The adoption of the standard had no effect on retained earnings as of January 1, 2019. The Company elected the practical expedient to use hindsight when determining lease term and a package of practical expedients to not reassess whether a contract is or contains a lease, lease classification, and initial direct costs. Adoption of the new standard resulted in the recording of right-of-use assets and lease liabilities as of January 1, 2019. The standard did not materially impact our consolidated net earnings and had no impact on cash flows. We used the Amended and Restated Credit Agreement rate on December 31, 2019 for the initial measurement of all operating leases as of January 1, 2019 that commenced on or prior to that date. We used the Amended and Restated Credit Agreement rate as of commencement date for the initial measurement of the operating leases that commenced subsequent to December 31, 2018.

Finance Leases

We lease vehicles which we account for as finance leases using the effective interest method. Our finance lease agreements do not contain material restrictive covenants or material residual value guarantees. We use the rate implicit in the lease at the lease commencement date in determining the present value of lease payments for finance leases.

For the years ended December 31, 2020 and 2019, we did not have any lease agreements with variable lease costs and short-term lease costs, excluding expenses relating to leases with a lease term of one month or less that were immaterial.

The following table discloses the operating and finance assets and liability balances recorded under ASC 842 as of December 31, 2020 and as of December 31, 2019:

		As of December 31, 2020	As of December 31, 2019
		(ASC 842)	(ASC 842)
Leases (in thousands)	Classification
Assets
Operating leases	Operating lease assets(a)	$9,763	$11,543
Finance leases	Property and equipment, net(b)	1,300	1,815
Total leased assets, net		$11,063	$13,358

Liabilities
Current:
Operating leases	Accrued liabilities	$1,867	$2,175
Finance leases	Current maturities of long-term debt	694	651
Non-current:
Operating leases	Operating lease liabilities, long-term	9,497	11,284
Finance leases	Long-term debt	688	1,086
Total lease liability		$12,746	$15,196

(a) Operating lease assets are recorded net of accumulated amortization of $2.7 million and $1.5 million as of December 31, 2020 and 2019, respectively

(b) Finance lease assets are recorded net of accumulated amortization of $1.3 million and $0.7 million as of December 31, 2020 and 2019, respectively.

The table below discloses the costs for operating and finance leases for the year ended December 31, 2020 and 2019:

		For the Year Ended December 31,
		2020	2019	2018
		(ASC 842)	(ASC 842)	(ASC 840)
Operating lease costs (in thousands)	Classification
Operating lease cost - office building	Selling, general and administrative	$1,519	$1,578	N/A
Operating lease cost - R&D	Research and development	377	312	N/A
Operating lease cost - warehouses	Cost of gaming operations (c)	553	500	N/A
Total Operating Lease cost:		$2,449	$2,390	N/A

Finance lease cost
Depreciation of leased assets	Depreciation and amortization	$784	$649	$479
Interest on lease liabilities	Interest expense	41	42	23
Total Finance Lease cost:		825	691	502
Total Lease Cost		$3,274	$3,081	$502

(c) Subject to capitalization.

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below sets forth the maturity of the operating and financing leases liabilities for five years and thereafter under ASC 842:

	Operating Leases	Financing Leases	Total
Maturity of lease liabilities (in thousands)
2021	$2,502	$718	$3,220
2022	2,008	511	2,519
2023	1,845	156	2,001
2024	1,808	34	1,842
2025	1,791	-	1,791
Thereafter	3,819	-	3,819
Total lease payments	$13,773	$1,419	$15,192
Less: interest	2,409	37	2,446
Present value of lease liabilities	$11,364	$1,382	$12,746

Future minimum lease payments under ASC 842 as of December 31, 2019 were as follows:

The following table sets forth the weighted average of the lease terms and discount rates for operating and finance leases as of December 31, 2020 and 2019.

	As of	As of
	December 31,	December 31,
	2020	2019
	(ASC 842)	(ASC 842)
Lease term and discount rate
Operating
Weighted average remaining lease term (years)	6.5	7.0
Weighted average discount rate	5.9%	5.9%
Finance Leases
Weighted average remaining lease term (years)	1.7	2.3
Weighted average discount rate	2.5%	2.6%

Other Information

The table below discloses cash paid for the amounts included in the measurement of lease liabilities for the year ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019	2018
	(ASC 842)	(ASC 842)	(ASC 840)
Cash paid for amounts included in the measurement of lease liabilities (in thousands)
Operating cash flows from operating leases	$2,918	$2,613	N/A
Operating cash flows from finance leases	$41	$42	$23
Financing cash flows from finance leases	$691	$630	$436

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ITEM 15(a)(2). FINANCIAL STATEMENT SCHEDULES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

PLAYAGS, INC.

(PARENT COMPANY ONLY)

 CONDENSED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$474	$282
Intercompany Receivables	8	8
Prepaid expenses	27	26
Total current assets	509	316
Investment in subsidiaries	54,681	134,811
Other long-term assets	8	8
Total assets	$55,198	$135,135

Liabilities and Stockholders’ Equity
Current liabilities
Intercompany payables	$1,415	$1,351
Total current liabilities	1,415	1,351
Total liabilities	1,415	1,351
Stockholders’ equity:
Common stock	364	355
Additional paid-in capital	379,917	371,311
Retained earnings	(321,412)	(235,474)
Accumulated other comprehensive loss	(5,086)	(2,408)
Total stockholders’ equity	53,783	133,784
Total liabilities and stockholders’ equity	$55,198	$135,135

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

PLAYAGS, INC.

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Year ended December 31,
	2020	2019	2018
Revenue
Intercompany revenue	$—	$8	$—
Total Revenue	—	8	—
Operating expenses
Selling, general and administrative	24	25	$30
Total operating expenses	24	25	30
Loss from operations	(24)	(17)	(30)
Other expense (income)
Equity in net loss of subsidiaries	(85,349)	(11,807)	16,396
Interest expense	—	—	1,383
Loss on extinguishment and modification of debt	—	—	3,037
Other (Expense) Income	(5)	72	—
Loss before income taxes	(85,378)	(11,752)	(20,846)
Income tax (expense) benefit	—	—	—
Net loss attributable to PlayAGS, Inc.	(85,378)	(11,752)	(20,846)
Foreign currency translation adjustment	(2,678)	1,366	29
Total comprehensive loss	$(88,056)	$(10,386)	$(20,817)

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

PLAYAGS, INC.

(PARENT COMPANY ONLY)

 CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

	Year ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(85,378)	$(11,752)	$(20,846)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of deferred loan costs and discount	—	—	—
Payment-in-kind interest payments	—	—	(37,624)
Payment-in-kind interest capitalized	—	—	—
Write-off of deferred loan costs and discount	—	—	3,037
Equity income from subsidiaries	85,349	11,807	16,396
Changes in assets and liabilities that relate to operations:
Prepaid expenses	(1)	23	5
Intercompany payable/receivable	64	570	365
Net cash provided by (used in) operating activities	34	648	(38,667)
Cash flows from investing activities
Investment in subsidiaries	—	(13,280)	(12,100)
Distributions received from subsidiaries	560	—	—
Net cash (used in) provided by investing activities	560	(13,280)	(12,100)
Cash flows from financing activities
Repayment of seller notes	—	—	—
Repayment of senior secured credit facilities	—	—	(115,000)
Proceeds from employees in advance of common stock issuance	—	—	—
Repurchase of shares	(560)	(1,320)	—
Proceeds from issuance of common stock	—	—	176,341
Proceeds from stock option exercise	158	685	774
Net cash (used in) provided by financing activities	(402)	(635)	62,115
(Decrease) increase in cash and cash equivalents	192	(13,267)	11,348
Cash and cash equivalents, beginning of period	282	13,549	2,201
Cash and cash equivalents, end of period	$474	$282	$13,549

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

Long-term debt of the Parent Company is described below.

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

NOTE 3 - CASH FLOW STATEMENT SUPPLEMENTAL DISCLOSURES

The Parent Company charged $8.5 million and $9.0 million of stock-based compensation to additional paid-in capital during the year ended December 31, 2020 and 2019, respectively, the expense for which was contributed to the Parent Company’s subsidiaries that employ the employee recipients of the share-based awards. The Parent Company’s subsidiaries also paid for Parent Company expenses incurred in connection with the initial public offering, that occurred in 2018, of approximately $4.8 million that was recorded as a non-cash distribution to the Parent Company.

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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Tax-related valuation allowance	Balance at the beginning of period	Charged to tax expense/(benefit)	Purchase accounting adjustments	Impact of foreign currency exchange rate	Balance at the end of period
Year ended December 31, 2020	$41,004	$13,924	$-	$78	$55,006
Year ended December 31, 2019	$40,857	$50	$65	$32	$41,004
Year ended December 31, 2018	$33,774	$6,814	$269	$—	$40,857