Form 10-Q
period 2021-03-31
PlayAGS, Inc.
filed 2021-05-06
CIK 1593548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarter ended March 31, 2021

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

As of May 3, 2021, there were 36,627,139 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLAYAGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$77,299	$81,689
Restricted cash	20	20
Accounts receivable, net of allowance of $2,122 and $2,077, respectively	45,332	41,743
Inventories	26,567	26,902
Prepaid expenses	8,615	4,210
Deposits and other	5,089	4,704
Total current assets	162,922	159,268
Property and equipment, net	76,794	81,040
Goodwill	285,569	286,042
Intangible assets	179,685	187,644
Deferred tax asset	6,637	6,762
Operating lease assets	9,331	9,763
Other assets	9,243	10,259
Total assets	$730,181	$740,778

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,399	$9,547
Accrued liabilities	28,912	26,325
Current maturities of long-term debt	7,001	7,031
Total current liabilities	42,312	42,903
Long-term debt	601,044	601,560
Deferred tax liability, non-current	2,358	2,254
Operating lease liabilities, long-term	9,081	9,497
Other long-term liabilities	29,381	30,781
Total liabilities	684,176	686,995
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock at $0.01 par value; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value; 450,000,000 shares authorized at March 31, 2021 and at December 31, 2020; and 36,602,139 and 36,494,002 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively.	366	364
Additional paid-in capital	381,547	379,917
Accumulated deficit	(329,960)	(321,412)
Accumulated other comprehensive loss	(5,948)	(5,086)
Total stockholders’ equity	46,005	53,783
Total liabilities and stockholders’ equity	$730,181	$740,778

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(amounts in thousands, except per share data)

 (unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues
Gaming operations	$44,416	$42,685
Equipment sales	10,943	11,628
Total revenues	55,359	54,313
Operating expenses
Cost of gaming operations(1)	8,676	9,993
Cost of equipment sales(1)	3,468	5,208
Selling, general and administrative	12,608	11,640
Research and development	8,060	8,231
Write-downs and other charges	724	55
Depreciation and amortization	18,408	24,369
Total operating expenses	51,944	59,496
Income (loss) from operations	3,415	(5,183)
Other expense
Interest expense	10,981	8,342
Interest income	(288)	(52)
Other expense	147	4,339
(Loss) income before income taxes	(7,425)	(17,812)
Income tax (expense) benefit	(345)	3,393
Net (loss) income	(7,770)	(14,419)
Foreign currency translation adjustment	(862)	(8,184)
Total comprehensive (loss) income	$(8,632)	$(22,603)

Basic and diluted loss per common share:
Basic	(0.21)	$(0.41)
Diluted	(0.21)	$(0.41)
Weighted average common shares outstanding:
Basic	36,466	35,543
Diluted	36,466	35,543

(1) exclusive of depreciation and amortization

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

 (unaudited)

	Three Months Ended March 31,
	2021	2020
Common stock
Balance, beginning of period	$364	$355
Stock option exercises	-	-
Repurchase of common stock	-	-
Vesting of restricted stock	2	1
Balance of common stock, end of period	366	356
Additional paid-in capital
Balance, beginning of period	379,917	371,311
Stock option exercises	-	158
Stock-based compensation expense	1,632	1,551
Vesting of restricted stock	(2)	(1)
Balance of additional paid-in capital, end of period	381,547	373,019
Accumulated deficit
Balance, beginning of period	(321,412)	(235,474)
Net loss attributable to PlayAGS, Inc.	(7,770)	(14,419)
Repurchase of common stock	(778)	-
Restricted stock vesting and withholding	-	(348)
Balance of accumulated deficit, end of period	(329,960)	(250,241)
Accumulated other comprehensive loss
Balance, beginning of period	(5,086)	(2,408)
Foreign currency translation adjustment	(862)	(8,184)
Balance of accumulated other comprehensive loss, end of period	(5,948)	(10,592)
Total stockholders' equity	$46,005	$112,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net (loss) income	$(7,770)	$(14,419)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	18,408	24,369
Accretion of contract rights under development agreements and placement fees	1,706	1,859
Amortization of deferred loan costs and discount	1,104	492
Stock-based compensation expense	1,632	1,551
Provision (benefit) for bad debts	118	(299)
Loss on disposition of long-lived assets	71	49
Impairment of assets	653	6
Benefit for deferred income tax	59	(101)
Changes in assets and liabilities that relate to operations:
Accounts receivable	(3,887)	20,284
Inventories	921	(5,324)
Prepaid expenses	(4,408)	(2,068)
Deposits and other	(408)	408
Other assets, non-current	1,339	3,681
Accounts payable and accrued liabilities	155	(11,679)
Net cash provided by operating activities	9,693	18,809
Cash flows from investing activities
Customer notes receivable	-	(2,301)
Purchase of intangible assets	-	(699)
Software development and other expenditures	(3,766)	(3,756)
Proceeds from disposition of assets	11	27
Purchases of property and equipment	(6,109)	(6,150)
Net cash used in investing activities	(9,864)	(12,879)
Cash flows from financing activities
Repayment of first lien credit facilities	(1,347)	(1,347)
Repayment of incremental term loans	(238)	-
Payment of financed placement fee obligations	(1,217)	(3,444)
Borrowing on revolver	-	30,000
Payments of previous acquisition obligation	(113)	(201)
Payments on finance leases and other obligations	(525)	(333)
Repurchase of stock	(778)	(348)
Proceeds from stock option exercise	-	158
Net cash (used in) provided by financing activities	(4,218)	24,485
Effect of exchange rates on cash and cash equivalents	(1)	(13)
Net (decrease) increase in cash and cash equivalents	(4,390)	30,402
Cash, cash equivalents and restricted cash, beginning of period	81,709	13,182
Cash, cash equivalents and restricted cash, end of period	$77,319	$43,584

Supplemental cash flow information:
Non-cash investing and financing activities:
Leased assets obtained in exchange for new finance lease liabilities	$288	$254

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

Table Products

Our Table Products include both internally developed and acquired proprietary table products, side-bets, progressives, and table technology related to blackjack, poker, baccarat, craps and roulette. We have acquired a number of popular proprietary brands, including In Bet Gaming (“In Bet”), Buster Blackjack, Bonus Spin and Criss Cross Poker that are based on traditional well-known public domain games such as blackjack and poker; however, these proprietary games provide intriguing betting options that offer more excitement and greater volatility to the player, ultimately enhancing our casino customers’ profitability. In addition, we offer a single deck card shuffler for poker tables, Dex S and soon to be introduced our second shuffler, the Pax S single-deck pack shuffler, which we plan to launch mid 2021.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain disclosures required by generally accepted accounting principles (“GAAP”) are omitted or condensed in these condensed consolidated financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring adjustments) that are necessary for a fair statement of the Company's financial position, results of operations and cash flows for the interim periods have been made. The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

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

The following table disaggregates our revenues by type within each of our segments (amounts in thousands):

	Three Months Ended March 31,
	2021	2020

EGM
Gaming operations	$39,604	$38,885
Equipment sales	10,914	11,470
Total	$50,518	$50,355

Table Products
Gaming operations	$2,727	$2,324
Equipment sales	29	158
Total	$2,756	$2,482

Interactive (gaming operations)
Social gaming revenue	$709	$822
Real-money gaming revenue	1,376	654
Total	$2,085	$1,476

Gaming Operations

Gaming operations revenue is earned by providing customers with gaming machines, gaming machine content licenses, table products, back-office equipment and linked progressive systems, which are collectively referred to as gaming equipment, under participation arrangements. The participation arrangements convey the right to use the equipment (i.e., gaming machines and related integral software) for a stated period of time, which typically ranges from one to three years upon which the contract continues on a month-to-month basis thereafter. In some instances, the Company will enter into arrangements for longer periods of time; however, many of these arrangements include the ability of the customer to cancel the contract and return the games to the Company, a provision which renders the contracts effectively month-to-month contracts. The Company will also enter into lease contracts with a revenue sharing arrangement whereby the lease payments due from the customer are variable. Our participation arrangements are accounted for as operating leases primarily due to these factors. In some instances, we will offer a free trial period during which no revenue is recognized. If during or at the conclusion of the trial period the customer chooses to enter into a lease for the gaming equipment, we commence revenue recognition according to the terms of the agreement.

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

Revenue allocated to any undelivered performance obligations is recorded as a contract liability. The balance of our contract liabilities was not material as of  March 31, 2021 and December 31, 2020.

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

The following table excludes receivables related to operating leases and presents all other receivables' gross amortized cost, allowance for credit losses and amortized cost, net of allowance for credit losses by portfolio segment as of March 31, 2021 and December 31, 2020 (in thousands):

		March 31, 2021			December 31, 2020
	Classification	Gross amortized cost	Allowance for credit losses	Amortized cost, net of allowance for credit losses	Gross amortized cost	Allowance for credit losses	Amortized cost, net of allowance for credit losses

Trade receivables:	Accounts Receivable	$10,516	$(99)	$10,417	$10,409	$-	$10,409

Receivables with extended payment terms:
Originated in 2020	Accounts Receivable	6,261	-	$6,261	$7,559	$-	$7,559
Originated in 2019	Accounts Receivable	1,367	-	1,367	1,319	-	1,319
Total receivables with extended payment term		$7,628	$-	$7,628	$8,878	$-	$8,878

Sales-type leases receivables:
Originated in 2019	Accounts Receivable	311	(16)	$295	$472	$(24)	$448
Originated in 2017	Accounts Receivable	6	-	6	16	(1)	15
Total Sales-type leases receivables		$317	$(16)	$301	$488	$(25)	$463

Development Agreements:
Originated in 2020	Deposits and other	4,207	-	$4,207	$4,199	$-	$4,199
Originated in 2019	Deposits and other	2,152	-	2,152	2,136	-	2,136
Total Development Agreements		$6,359	$-	$6,359	$6,335	$-	$6,335

Inventories

Inventories consist primarily of parts and supplies that are used to repair and maintain machinery and equipment as well as EGMs in production and finished goods held for sale. Inventories are stated at net realizable value. Cost of inventories is determined using the first-in, first-out (“FIFO”) method for all components of inventory. The Company regularly reviews inventory quantities and updates estimates for the net realizable value of inventories. This process includes examining the carrying values of parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose). Some of the factors involved in this analysis include the overall levels of the inventories, the current and projected sales levels for such products, the projected markets for such products and the costs required to sell the products, including refurbishment costs. Changes in the assumptions or estimates could materially affect the inventory carrying value. As of  March 31, 2021 and December 31, 2020, the value of raw material inventory was $22.2 million and $21.8 million, respectively. As of  March 31, 2021 and December 31, 2020, the value of finished goods inventory was $4.4 million and $5.1 million, respectively. There was no work in process material as of  March 31, 2021 and December 31, 2020.

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

The carrying values of the Company’s cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short term maturities of these instruments. The fair value of our long-term debt is based on the quoted market prices for similar issues (Level 2 inputs). The following table presents the estimated fair value of our long-term debt as of  March 31, 2021 and  December 31, 2020 (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term Debt	$620,922	$611,613	$622,509	$602,485

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

Liquidity and Financing

As a result of the business disruption caused by the rapid nationwide spread of the coronavirus and the actions by state and tribal governments and businesses to contain the virus, the Company has taken several actions to adapt to the severity of the COVID-19 crisis. Among other things, the Company implemented short-term furloughs with retained benefits, company-wide salary reductions, and reduced its workforce by over 10%. Our non-employee directors have also agreed to reduce their fees by 50%. As of March 31, 2021, most of the Company's customers have reopened at limited capacity, some have reopened and then been required to close again due to local conditions and regulations relating to the spread of the coronavirus, and there are also customers who still remain closed. Depending on the number and length of casino closures, the Company will consider additional reductions to payroll and related expenses through additional employee furloughs in order to conserve liquidity.

As of  March 31, 2021, the Company had $77.3 million in cash and cash equivalents and $30.0 million available to draw under its revolving credit facility. Under the First Lien Credit Agreement (defined below in Note 5), the Company was required to comply with certain financial covenants at the end of each calendar quarter, including to maintain a maximum net first lien leverage ratio of 6.0 to 1.0. On  May 1, 2020, the Company entered into an Incremental Assumption and Amendment Agreement No. 4 ("Amendment No. 4") which amended its First Lien Credit Agreement to, among other things, (i) provide for a suspension of the testing of the financial covenant for the fiscal quarters ending   June 30, 2020,   September 30, 2020 and  December 31, 2020 and (ii) during the period beginning on  May 1, 2020, and ending on the date on which the Company delivers a compliance certificate with respect to the fiscal quarter ending  December 31, 2021 (unless earlier terminated by the Company), make certain modifications to the negative covenants set forth in the First Lien Credit Agreement and, solely for purposes of determining compliance with the financial covenant during the first three quarters of 2021 once testing resumes, the calculation of EBITDA. As a result of Amendment No. 4, and based on the Company's projected operating results for the next twelve months, the Company expects that it will be in compliance with its covenants under the First Lien Credit Agreement for at least the next twelve months after the financial statements are issued. Pursuant to the terms of Amendment No. 4, the Company incurred incremental term loans in an aggregate principal amount of $95.0 million, of which the Company received $83.3 million in net proceeds (after original issue discount and related fees, which is described in Note 5). The incremental term loans incurred pursuant to Amendment No. 4 bear interest at a rate equal to, at the Borrower's option, either LIBOR or the base rate, subject to an interest rate floor plus an applicable margin of 13.0% for LIBOR loans and 12.0% for base rate loans. Any voluntary prepayment of the incremental term loans incurred pursuant to Amendment No. 4 during the first two years after  May 1, 2020 will be subject to a customary “make-whole” premium. On or after   May 1, 2022 and prior to   November 1, 2022, a voluntary prepayment of the incremental term loans incurred pursuant to Amendment No. 4 will be accompanied by a 1.00% payment premium. Other than described above, the incremental term loans have the same terms applicable to the outstanding term loans under the First Lien Credit Agreement. As a result of the additional financing, along with cash and cash equivalents on hand as of  March 31, 2021, Management believes that the Company has sufficient liquidity to fund its operating requirements and meet its obligations as they become due for at least the next twelve months after the financial statements are issued.

Recently Issued Accounting Pronouncements

 We do not expect that any recently issued accounting guidance will have a significant effect on our financial statements.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Gaming equipment	$182,578	$181,305
Other property and equipment	23,195	23,391
Less: Accumulated depreciation	(128,979)	(123,656)
Property and equipment, net	$76,794	$81,040

Gaming equipment and other property and equipment are depreciated over the respective useful lives of the assets ranging from two to six years. Depreciation expense was $9.4 million and $10.9 million for the three months ended March 31, 2021 and 2020, respectively.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 3. GOODWILL AND INTANGIBLES

Changes in the carrying amount of goodwill are as follows (in thousands):

	Gross Carrying Amount
	EGM	Table Products	Interactive(1)	Total
December 31, 2020	$278,221	$7,821	$-	$286,042
Foreign currency adjustments	(473)	-	-	(473)
Balance at March 31, 2021	$277,748	$7,821	$-	$285,569

(1) Accumulated goodwill impairment charges for the Interactive segment as of  March 31, 2021 were $8.4 million.

Intangible assets consist of the following (in thousands):

		March 31, 2021			December 31, 2020
	Useful Life	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	(years)	Value	Amortization	Value	Value	Amortization	Value
Indefinite lived trade names	Indefinite	$12,126	$-	$12,126	$12,126	$-	$12,126
Trade and brand names	5 - 7	14,870	(14,325)	545	14,870	(14,269)	601
Customer relationships	5 - 12	218,404	(145,925)	72,479	218,848	(143,082)	75,766
Contract rights under development and placement fees	1 - 7	46,688	(16,977)	29,711	47,354	(15,588)	31,766
Gaming software and technology platforms	1 - 7	167,223	(111,836)	55,387	172,255	(114,774)	57,481
Intellectual property	10 - 12	19,345	(9,908)	9,437	19,345	(9,441)	9,904
Total intangible assets		$478,656	$(298,971)	$179,685	$484,798	$(297,154)	$187,644

Intangible assets are amortized over their respective estimated useful lives ranging from one to twelve years. Amortization expense related to intangible assets was $9.0 million and $13.4 million for the three months ended March 31, 2021 and 2020, respectively.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We recorded impairments related to internally developed gaming titles of $0.7 million for the three months ended March 31, 2021, as it was determined by Management that the gaming titles would no longer be used.

The Company enters into development agreements and placement fee agreements with certain customers to secure floor space under lease agreements for its gaming machines. Amounts paid in connection with the development agreements are repaid to the Company in accordance with the terms of the agreement, whereas placements fees are not reimbursed. For development agreements in the form of a loan, interest income is recognized on the repayment of the notes based on the stated rate or, if not stated explicitly in the development agreement, on an imputed interest rate. If the stated interest rate is deemed to be other than a market rate or zero, a discount is recorded on the note receivable as a result of the difference between the stated and market rate and a corresponding intangible asset is recorded. The intangible asset is recognized in the financial statements as a contract right under development agreement and amortized as a reduction in revenue over the term of the agreement. Placement fees can be in the form of cash paid upfront or free lease periods and are accreted over the life of the contract and the expense is recorded as a reduction of revenue. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $1.7 million and $1.9 million for the three months ended March 31, 2021 and 2020, respectively.

NOTE 4. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Salary and payroll tax accrual	$8,601	$5,337
Taxes payable	3,725	3,992
Current portion of operating lease liability	1,720	1,867
License fee obligation	1,000	1,000
Placement fees payable	6,314	6,314
Accrued other	7,552	7,815
Total accrued liabilities	$28,912	$26,325

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 5. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31, 2021	December 31, 2020
First Lien Credit Facilities:
Term loans, interest at LIBOR or base rate plus 3.5% (4.5% at March 31, 2021), net of unamortized discount and deferred loan costs of $5.3 million and $6.1 million at March 31, 2021 and December 31, 2020, respectively.	$519,992	$520,499
Incremental term loans, interest at LIBOR or base rate plus 13.0% (14.0% at March 31, 2021), net of unamortized discount and deferred loan costs of $7.6 million at March 31, 2021 and $7.8 million at March 31, 2021 and December 31, 2020, respectively.	$86,673	$86,710
Finance leases	1,380	1,382
Total debt	608,045	608,591
Less: Current portion	(7,001)	(7,031)
Long-term debt	$601,044	$601,560

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

As of March 31, 2021, we were in compliance with the required covenants of our debt instruments. See Note 1 “Liquidity and Financing” for a description of a change to our financial covenants for future periods.

Finance Leases

The Company has entered into leases for vehicles and equipment that are accounted for as finance leases.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 6. STOCKHOLDERS’ EQUITY

Our amended and restated articles of incorporation provide that our authorized capital stock will consist of 450,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share. As of March 31, 2020, we have 36,602,139 shares of common stock and zero shares of preferred stock outstanding.

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

NOTE 7. WRITE-DOWNS AND OTHER CHARGES

The Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income include various transactions, such as loss on disposal or impairment of long-lived assets and fair value adjustments to contingent consideration that have been classified as write-downs and other charges. During the three months ended March 31, 2021, the Company recognized $0.7 million in write-downs and other charges primarily related to the impairment of intangible assets. During the three months ended March 31, 2020, the Company recognized $0.1 million in write-downs and other charges primarily related to the disposal of long-lived assets.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 8. BASIC AND DILUTED (LOSS) INCOME PER SHARE

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

There were no potentially dilutive securities for the three months ended March 31, 2021.

Excluded from the calculation of diluted EPS for the three months ended  March 31, 2021 were 1,706,997 restricted shares and 51,717 stock options, as such securities were anti-dilutive. Excluded from the calculation of diluted EPS for the three months ended March 31, 2020 were 695,204 restricted shares and 130,362 stock options, as such securities were anti-dilutive.

NOTE 9. BENEFIT PLANS

The Company has established a 401(k) plan (the “401(k) Plan”) for its employees. The 401(k) Plan allows employees to contribute a portion of their earnings, and the Company may match a percentage of the contributions on a discretionary basis. The expense associated with the 401(k) Plan for the three months ended March 31, 2021 and 2020, was $0.4 million. In April 2020, the Company temporarily suspended 401(k) matching contributions and resumed these contributions in January 2021.

On April 28, 2014, the board of directors of the Company approved the 2014 Long-Term Incentive Plan (“LTIP”). Under the LTIP, the Company is authorized to grant nonqualified stock options, rights to purchase shares of common stock, restricted stock, restricted stock units and other awards to be settled in, or based upon, shares of common stock to persons who are directors and employees of and consultants to the Company or any of its subsidiaries on the date of the grant. The LTIP will terminate ten years after approval by the board. Subject to adjustments in connection with certain changes in capitalization, the maximum number of shares of common stock that may be delivered pursuant to awards under the LTIP is 2,253,735 after giving effect to the 1.5543 - for - 1 stock split consummated on January 30, 2018 in connection with our initial public offering.  As of March 31, 2021, 423,268 shares remain available for issuance; however, these will not be issued and awards granted by the Company in the future are expected to be from the Omnibus Incentive Plan only.

On January 16, 2018, our board adopted and our stockholders approved the 2018 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) pursuant to which equity-based and cash incentives may be granted to participating employees, directors and consultants. After the annual shareholders meeting held on  July 1, 2020, the Omnibus Incentive Plan was amended to increase the number of shares of common stock authorized for issuance thereunder. The Omnibus Incentive Plan, as amended, provides for an aggregate of 4,607,389 shares of our common stock. As of March 31, 2021, 1,869,473 shares remain available for issuance.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 10. STOCK-BASED COMPENSATION

The Company has granted equity or equity-based awards to eligible participants under its incentive plans. The awards include options to purchase the Company’s common stock, restricted stock or restricted stock units and phantom stock units. These awards include a combination of service and market conditions, as further described below.

We recognize stock-based compensation on a straight-line basis over the vesting period for time based awards and we recognize the expense for awards with market conditions over the service period derived from the related valuation. As of March 31, 2021, $0.3 million of unrecognized compensation expense was associated with stock options, $8.2 million was associated with restricted stock and restricted stock units, and $2.3 million with phantom stock units. The unrecognized compensation expense associated with stock options, restricted and phantom stock units is expected to be recognized over a 1.1, 2.2 and 2.8 year weighted average period, respectively.

Stock Options

The Company calculates the grant date fair value of stock options that vest over a service period using the Black Scholes model. For stock options and other stock awards that contain a market condition related to the return on investment that the Company’s stockholders achieve or obtaining a certain stock price, the awards are valued using a lattice-based valuation model. The assumptions used in these calculations are the expected dividend yield, expected volatility, risk-free interest rate and expected term (in years). Expected volatilities are based on implied volatilities from comparable companies. The expected time to liquidity is based on Management’s estimate. The risk-free rate is based on the U.S. Treasury yield curve for a term equivalent to the estimated time to liquidity. There were no options granted during the three months ended March 31, 2021.

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

All other option awards are eligible to vest upon the satisfaction of certain performance conditions (collectively, “Performance Options”). These performance conditions included the achievement of investor returns or common stock trading prices. These performance conditions were achieved in October of 2018 for all Performance Options that have been granted and there are currently 551,906 Performance Options exercisable and outstanding.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

A summary of the changes in stock options outstanding during the three months ended March 31, 2021, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2020	1,274,182	$9.17	4.50	$412
Granted	-	-	-	-
Exercised	(7,965)	$10.01
Canceled or forfeited	-	$-
Options outstanding as of March 31, 2021	1,266,217	$9.17	4.24	$883
Options exercisable as of March 31, 2021	1,203,526	$8.82	4.13	$883

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

A summary of the changes in restricted stock shares outstanding during the three months ended March 31, 2021, is as follows:

	Shares Outstanding	Grant Date Fair Value (per share)
Restricted Stock Outstanding as of December 31, 2020	1,109,518	$10.32
Granted	178,662	$7.21
Vested	(216,640)	$12.04
Canceled or forfeited	(14,099)	$11.03
Restricted stock outstanding as of March 31, 2021	1,057,441	$9.43

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

A summary of the changes in phantom stock outstanding during the three months ended March 31, 2021 is as follows:

	Shares Outstanding	Grant Date Fair Value (per share)
Phantom Stock Outstanding as of December 31, 2020	634,759	$3.87
Granted	-	$-
Vested	(12,866)	$3.07
Canceled or forfeited	(16,333)	$3.95
Phantom stock outstanding as of March 31, 2021	605,560	$3.88

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 11. INCOME TAXES

The Company's effective income tax rate for the three months ended  March 31, 2021, was an expense of 4.6%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended  March 31, 2021, is primarily due to changes in our valuation allowance on deferred tax assets.  The Company's effective income tax rate for the three months ended  March 31, 2020, was a benefit of 19.0%. This effective rate approximates the federal statutory rate of 21% due to offsetting changes in our valuation allowance on deferred tax assets and lapse in applicable statute of limitations for certain uncertain tax positions.

The Company entered into an indemnification agreement with the prior owners of Cadillac Jack (acquired in May of 2015) whereby the prior owners have agreed to indemnify the Company for changes in tax positions by taxing authorities for periods prior to the acquisition. As of March 31, 2021, an indemnification receivable of $0.8 million has been recorded in other assets in the financial statements. This amount includes the indemnification of the original pre-acquisition tax positions along with any related accrued interest and penalties and is offset by a corresponding liability for unrecognized tax benefits in other long-term liabilities. When the related unrecognized tax benefits are favorably resolved, a corresponding charge to relieve the associated indemnification receivable would be recognized in our Consolidated Statements of Operations and Comprehensive (Loss) Income.

During the three months ended March 31, 2021, the Company recognized an increase of less than $0.1 million in the indemnification receivable and related benefits in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for accrued interest on unrecognized tax benefits. During the three months ended March 31, 2020, the Company recognized a $3.2 million reduction in the indemnification receivable and related charges in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income primarily due to lapse in the applicable statute of limitations on indemnified tax positions.

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

On  October 28, 2020 these three related putative class actions were consolidated into In re PlayAGS, Inc. Securities Litigation in the United States District Court for the District of Nevada with OPPRS appointed as lead counsel.  On  January 11, 2021, the lead plaintiff filed an Amended Complaint in the consolidated action against the same set of defendants, again asserting claims (i) under Sections 10(b) and 20(a) of the Exchange Act, on behalf of a slightly larger putative class than in any previous complaint (the class period now extends through  March 4, 2020), and (ii) under Sections 11, 12(a)(2) and 15 of the Securities Act on behalf of the same putative class as in OPPRS’s previous complaint. The Amended Complaint alleges that the defendants made materially false and misleading statements during the putative class period concerning, among other things, the Company’s growth, financial performance, and forward-looking financial outlook, particularly with respect to the Oklahoma market, resulting in injury to the purported class members as a result of the decline in the value of the Company’s common stock when the alleged “truth” was revealed following release of the Company’s financial reports on  August 7, 2019,  November 7, 2019, and  March 4, 2020. Unlike the previous complaints, the Amended Complaint does not allege false or misleading statements concerning the Company’s accounting for the iGaming reporting unit or the adequacy of the Company’s internal controls over financial reporting. On February 23, 2021 the Court granted Plaintiffs' unopposed motion to file a second amended complaint, which they filed on March 25, 2021. The defendants have until May 24, 2021 to respond to the second amended complaint. The defendants believe the claims are without merit, and intend to defend vigorously against them, but there can be no assurances as to the outcome.

In  January 2021, we obtained the results of an audit conducted by the Alabama Department of Revenue ("ADOR"), in which the ADOR assessed $3.3 million including interest in unpaid state and local rental taxes. The audit period covered from  May 2016 through  August 2019. The ADOR claims that our participation revenue and licensing fees with an Indian Tribe entity in the state of Alabama constitute a lease rental payment and are deemed taxable in nature. They claim that because such gross rental receipts are generally imposed on the lessor, such receipts should be taxable even in situations involving Indian Tribe lessees. We believe that we were not required to collect and remit Alabama state lease/rental tax on our leases of EGMs in the state as those leases are on federally designated Indian reservation land and because federal Indian trading laws and Indian gaming laws, as well as the U.S. Constitution, preempt application of the rental tax to these transactions with the Indian Tribe. As of March 31, 2021, we have not accrued the amount noted above or any additional amounts of rental tax in Alabama as we do not believe this loss is probable of payment. We plan to dispute the audit findings in the state of Alabama and in accordance with applicable state and local tax procedures and ADOR rules.

PLAYAGS, INC.

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

The following provides financial information concerning our reportable segments for the three months ended March 31, 2021 and 2020 (amounts in thousands):

	Three Months Ended March 31,
	2021	2020
Revenues by segment
EGM	$50,518	$50,355
Table Products	2,756	2,482
Interactive	2,085	1,476
Total Revenues	55,359	54,313
Adjusted EBITDA by segment
EGM	24,403	23,372
Table Products	1,411	898
Interactive	508	231
Subtotal	26,322	24,501
Write-downs and other:
Loss on disposal of long-lived assets	71	49
Impairment of long-lived assets	653	6
Depreciation and amortization	18,408	24,369
Accretion of placement fees(1)	1,706	1,859
Non-cash stock-based compensation expense	1,632	1,551
Acquisitions and integration-related costs including restructuring and severance	49	452
Legal and litigation expenses including settlement payments	198	-
Non-cash charge on capitalized installation and delivery	475	696
Other adjustments	(285)	702
Interest expense	10,981	8,342
Interest (income)	(288)	(52)
Other expense	147	4,339
(Loss) income before income taxes	$(7,425)	$(17,812)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements include any statements that address future results or occurrences. In some cases you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “would,” “should,” “could” or the negatives thereof. Generally, the words “anticipate,” “believe,” “continue,” “expect,” “intend,” “estimate,” “project,” “plan” and similar expressions identify forward-looking statements. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained elsewhere in this Quarterly Report on Form 10-Q as well as those discussed under “Item 1. Business” and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year-ended December 31, 2020 are forward-looking statements. These forward-looking statements include statements that are not historical facts, including statements concerning our possible or assumed future actions and business strategies. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, which could cause our actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. Given the risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements are made only as of the date of this Quarterly Report. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments unless required by federal securities law. New factors emerge from time to time, and it is not possible for us to predict all such factors.

Unless the context indicates otherwise, or unless specifically stated otherwise, references to the “Company”, “PlayAGS”, “AGS”, “we”, “our” and “us” refer to PlayAGS, Inc. and its consolidated subsidiaries.

Overview

We are a leading designer and supplier of EGMs and other products and services for the gaming industry. We operate our business in three distinct segments: EGMs, Table Products and Interactive. Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line. Founded in 2005, we historically focused on supplying EGMs, including slot machines, video bingo machines, and other electronic gaming devices, to the Native American gaming market. Since 2014, we have expanded our product line-up to include: (i) Class III EGMs for commercial and Native American casinos permitted to operate Class III EGMs, (ii) table game products and (iii) interactive products, all of which we believe provide us with growth opportunities as we expand in markets where we currently have limited or no presence. For the period ended March 31, 2021, 80% of our total revenue was generated through recurring contracted lease agreements whereby we place EGMs and table game products at our customers’ gaming facilities under either a revenue sharing agreement (we receive a percentage of the revenues that these products generate) or fee-per-day agreement (we receive a daily or monthly fixed fee per EGM or table game product), or recurring revenue from our Interactive gaming operations.

EGM Segment

EGMs constitute our largest segment, representing 91% of our revenue for three months ended March 31, 2021. We have a library of proprietary game titles that we deliver on several state-of-the-art EGM cabinets. These include our premium lease only cabinets Orion Starwall, Orion Rise and Big Red. Also, our core cabinets that are available for sale and lease include the Orion Portrait, Orion Curve, Orion Slant, Orion Upright and ICON.

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

Table Products

In addition to our existing portfolio of EGMs, we also offer our customers more than 50 unique table product offerings, including live felt table games, side bet offerings, progressives, card shufflers, signage, and other ancillary table game equipment. Our table products are designed to enhance the table games section of the casino floor (commonly known as “the pit”). Over the past 10 years, there has been a trend of introducing side bets on blackjack tables to increase the game’s overall hold. Our table products segment offers a full suite of side bets and specialty table games that capitalize on this trend, and we believe that this segment will serve as an important growth engine for the Company, including by generating further cross-selling opportunities with our EGM offerings. As of March 31, 2021, we had an installed base of 4,362 table products domestically and internationally and we believe we are presently a leading supplier of table products to the gaming industry based on number of products placed.

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

The factors above have been significantly affected by COVID-19 and the related closure of nearly all of our casino customer locations. Due to the business disruption caused by the rapid nationwide spread of the coronavirus and the actions by state and tribal governments and businesses to contain the virus, almost all of the Company’s customers closed their operations during the months of  March and April 2020 and their respective markets have been significantly and adversely impacted. Beginning in May 2020 and continuing through March of 2021, casinos began to reopen at limited capacity and nearly all of our customers' casino properties in the United States, Canada and Mexico were partially open as of March 31, 2021 under limited operations. As a result of the temporary closures of our casino customers, there has been a decrease in the amount of money spent by consumers on our revenue shared installed base and the amount of daily fees of our participation EGMs and a slowdown in the expansion of existing casinos or development of new casinos. Specifically, gaming operations revenue and equipment sales have decreased during the year ended December 31, 2020 as a result of the temporary closures of our casino customers. Similarly, our EGM and Table Products segment operating results have been disrupted because each segment’s activities including design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of its product's lines have been temporarily halted or significantly reduced. In addition, each segment’s revenue from leasing, licensing and selling products has been adversely impacted due to the temporary closures of our casino customers. As a result, the Company has taken several actions to adapt to the severity of the COVID-19 crisis. Among other things, the Company implemented short-term furloughs with retained benefits, company-wide salary reductions, and reduced its workforce by over 10%. Our non-employee directors have also agreed to reduce their fees by 50%. As of March 31, 2021, most of the Company's customers have reopened at limited capacity, some have reopened and then been required to close again due to local conditions and regulations relating to the spread of the coronavirus, and there are also customers who still remain closed. Depending on the number and length of casino closures, the Company will consider additional reductions to payroll and related expenses through additional employee furloughs in order to conserve liquidity.

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

Acquisitions and Divestitures

We have not made acquisitions over the past two years.

Results of Operations

Three Months Ended March 31, 2021 compared to the Three Months Ended March 31, 2020

The following tables set forth certain selected condensed consolidated financial data for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,		$	%
	2021	2020	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$44,416	$42,685	$1,731	4.1%
Equipment sales	10,943	11,628	(685)	(5.9)%
Total revenues	55,359	54,313	1,046	1.9%
Operating expenses
Cost of gaming operations	8,676	9,993	(1,317)	(13.2)%
Cost of equipment sales	3,468	5,208	(1,740)	(33.4)%
Selling, general and administrative	12,608	11,640	968	8.3%
Research and development	8,060	8,231	(171)	(2.1)%
Write-downs and other charges	724	55	669	1216.4%
Depreciation and amortization	18,408	24,369	(5,961)	(24.5)%
Total operating expenses	51,944	59,496	(7,552)	(12.7)%
Income (loss) from operations	3,415	(5,183)	8,598	(165.9)%
Other expense (income)
Interest expense	10,981	8,342	2,639	31.6%
Interest income	(288)	(52)	(236)	453.8%
Other expense	147	4,339	(4,192)	(96.6)%
(Loss) income before income taxes	(7,425)	(17,812)	10,387	(58.3)%
Income tax (expense) benefit	(345)	3,393	(3,738)	(110.2)%
Net (loss) income	(7,770)	(14,419)	6,649	(46.1)%

Revenues

Gaming Operations.

Gaming operations revenue increased primarily due to an increase in our EGM segment. EGM RPD increased 14.0% compared to the prior year. In the prior year, the temporary casino closures began in March 2020 caused by the COVID-19 pandemic and nearly all of the Company's customers were closed as of March 31 2020. As of March 31, 2021, nearly all of our customers' casino properties were open under limited operations. The increases in gaming operations revenue are offset by a decrease in our EGM installed base year over year due to sales of over 1,270 previously leased, lower yielding units to distributors (429 of which were sold in the current quarter and 841 units were sold during the last twelve months) and the sale of 512 units of previously leased VLT EGMs. Additionally, during the last twelve months, several of our customers reconfigured their slot floors in response to the COVID-19 pandemic and, as a result, removed EGMs from our domestic installed base. Our international EGM installed base also decreased year over year due primarily to the permanent closure of certain casinos in Mexico and removal of machines related to slot floor reconfigurations. The increase in gaming operations revenue is also attributable to an increase of $0.6 million in our Interactive segment, primarily related to an increase in our RMG revenues, and a $0.4 million increase in Table Products gaming operations revenue due to the increase in the installed base to 4,362 units.

Equipment Sales.

The decrease in equipment sales was primarily due to a decrease of 175 EGMs sold year over year. We sold 289 EGM units during the three months ended March 31, 2021, compared to 464 EGM units in the prior year period. EGM equipment sales revenue also includes revenue from the sale of previously leased, lower yielding units to a distributor (429 of which were sold in the current quarter and 395 units were sold in the prior year period), which are not included in our sold unit count or domestic average sales price.

Operating Expenses

Cost of gaming operations. The decrease in costs of gaming operations was the result of increased overhead in the prior year period as our manufacturing facilities were not fully utilized due to COVID-19 pandemic. The decrease was also attributable to a decrease in field service-related expenses compared to the prior year period by $0.5 million due to decreased activity and headcount. As a percentage of gaming operations revenue, costs of gaming operations was 19.5% for the three months ended March 31, 2021 compared to 23.4% for the prior year period.

Cost of Equipment Sales. The decrease in cost of equipment sales is attributable to the decrease in the number of units sold compared to the prior year period. Cost of equipment sales also includes costs of previously leased, lower yielding units that were sold to distributors (429 of which were sold in the current quarter and 395 units were sold in the prior year period). As a percentage of equipment sales revenue, costs of equipment sales was 31.7% for the three months ended March 31, 2021 compared to 44.8% for the prior year period, which fluctuated year over year primarily due to the difference in the cost of previously leased units sold in each period.

Selling, general and administrative. The increase in selling, general and administrative expenses is primarily due to a $0.9 million increase in salary and benefit costs. In the prior year, Management took actions to decrease spending amid the COVID-19 crisis including employee furloughs, reduction in work force and salary reduction.

Research and development. The decrease in research and development expense is primarily due to a $0.3 million decrease in professional fees and development costs, offset by an increase in salaries and benefits costs. In the prior year, Management took actions to decrease spending amid the COVID-19 crisis including employee furloughs, reduction in work force and salary reduction.

Write-downs and other charges. During the three months ended March 31, 2021, the Company recognized $0.7 million in write-downs and other charges primarily related to impairment of internally developed gaming titles. During the three months ended March 31, 2020, the Company recognized $0.1 million in write-downs and other charges primarily related to the disposal of long-lived assets.

Due to the changing nature of our write-downs and other charges, we describe the composition of the balances as opposed to providing a year over year comparison.

Depreciation and amortization. The decrease was predominantly due to several assets purchased in business combinations that reached the end of their useful lives.

Other Expense, net

Interest expense. The increase in interest expense is predominantly attributable to an increase of $95.0 million in the principal amounts outstanding under the incremental first lien credit facilities. See Item 1. “Financial Statements” Note 5 for a detailed discussion regarding long-term debt.

Other expense. The decrease is predominantly attributed to the write-off of indemnification receivables of $3.2 million in the prior year as the related liability for uncertain tax positions was also written-off due to the lapse in the statute of limitations and, to a lesser extent, the effect of foreign currency fluctuation on trade payables and receivables denominated in foreign currencies.

Income Taxes. The Company's effective income tax rate for the three months ended March 31, 2021, was an expense of 4.6%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended March 31, 2021, is primarily due to changes in our valuation allowance on deferred tax assets. The Company's effective income tax rate for the three months ended March 31, 2020, was a benefit of 19.0%. This effective rate approximates the federal statutory rate of 21% due to offsetting changes in our valuation allowance on deferred tax assets and lapse in applicable statute of limitations for certain uncertain tax positions.

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

We believe that the presentation of each of the Adjusted Expenses is appropriate to provide additional information to investors about certain non-cash items that vary greatly and are difficult to predict. These Adjusted Expenses take into account non-cash stock compensation expense, acquisitions and integration related costs including restructuring and severance, initial and secondary public offering costs, legal and litigation expenses including settlement payments, new jurisdictions and regulatory licensing costs, non-cash charges on capitalized installation and delivery, non-cash charges and loss on disposition of assets and other adjustments that include costs and inventory and receivable valuation charges associated with the COVID-19 pandemic. Further, we believe each of the Adjusted Expenses provides a meaningful measure of our expenses because we use it for evaluating our business performance, making budgeting decisions, and comparing our performance against that of other peer companies using similar measures. It also provides Management and investors with additional information to estimate our value.

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

The tables below present each of the Adjusted Expenses and include a reconciliation to the nearest GAAP measure.

Electronic Gaming Machines

Three Months Ended March 31, 2021 compared to the Three Months Ended March 31, 2020

	Three Months Ended March 31,		$	%
(amounts in thousands, except unit data)	2021	2020	Change	Change
EGM segment revenues:
Gaming operations	$39,604	$38,885	$719	1.8%
Equipment sales	10,914	11,470	(556)	(4.8)%
Total EGM revenues	50,518	50,355	163	0.3%

EGM segment expenses and adjusted expenses:
Cost of gaming operations(1)	7,932	9,276	(1,344)	(14.5)%
Less: Adjustments(2)	441	1,163	(722)	(62.1)%
Adjusted cost of gaming operations	7,491	8,113	(622)	(7.7)%

Cost of equipment sales	3,451	5,132	(1,681)	(32.8)%

Selling, general and administrative	11,358	10,626	732	6.9%
Less: Adjustments(3)	754	1,128	(374)	(33.2)%
Adjusted cost of selling, general and administrative	10,604	9,498	1,106	11.6%

Research and development	6,959	6,918	41	0.6%
Less: Adjustments(4)	684	819	(135)	(16.5)%
Adjusted cost of research and development	6,275	6,099	176	2.9%

Accretion of placement fees	1,706	1,859	(153)	(8.2)%

EGM adjusted EBITDA	$24,403	$23,372	$1,031	4.4%

EGM unit information:
VLT	-	512	(512)	(100.0)%
Class II	11,412	12,291	(879)	(7.2)%
Class III	4,044	5,000	(956)	(19.1)%
Domestic installed base, end of period	15,456	17,803	(2,347)	(13.2)%
International installed base, end of period	7,985	8,286	(301)	(3.6)%
Total installed base, end of period	23,441	26,089	(2,648)	(10.1)%

Installed base - Oklahoma	8,127	9,745	(1,618)	(16.6)%
Installed base - non-Oklahoma	7,329	8,058	(729)	(9.0)%
Domestic installed base, end of period	15,456	17,803	(2,347)	(13.2)%

Domestic revenue per day	$27.10	$21.08	$6.02	28.6%
International revenue per day	$2.94	$6.89	$(3.95)	(57.3)%
Total revenue per day	$18.89	$16.57	$2.32	14.0%

Domestic EGM units Sold	289	426	(137)	(32.2)%
Total EGM units Sold	289	464	(175)	(37.7)%
Domestic average sales price	$17,520	$17,564	$(44)	(0.3)%

(1) Exclusive of depreciation and amortization.

(2) Adjustments to cost of gaming operation include non-cash stock compensation expense, non-cash charges on capitalized installation and delivery and other adjustments.

(3) Adjustments to selling, general and administrative expense include non-cash stock compensation expense, acquisitions and integration related costs including restructuring and severance, secondary offering costs, legal and litigation expenses including settlement payments and other adjustments.

(4) Adjustments to research and development costs include non-cash stock compensation expense and acquisitions and integration related costs including restructuring and severance.

Gaming Operations Revenue

Gaming operations revenue increased primarily due to the increase in total revenue per day. In the prior year, the temporary casino closures began in March 2020 caused by COVID-19 pandemic and nearly all of the Company's customers were closed as of March 31 2020. As of March 31, 2021, nearly all of our customers' casino properties were open under limited operations. The increases in gaming operations revenue are offset by a decrease in our EGM installed base year over year due to sales of over 1,270 previously leased, lower yielding units to distributors (429 of which were sold in the current quarter and 841 units were sold during the last twelve months) and the sale of 512 units of previously leased VLT EGMs. Additionally, during the last twelve months, several of our customers reconfigured their slot floors in response to the COVID-19 pandemic and, as a result, removed EGMs from our domestic installed base. Our international EGM installed base also decreased year over year due primarily to the permanent closure of certain casinos in Mexico and removal of machines related to slot floor reconfigurations.

Equipment Sales

The decrease in equipment sales was primarily due to a decrease in units sold year over year. EGM equipment sales revenue also includes revenue from the sale of previously leased, lower yielding units to a distributor (429 of which were sold in the current quarter and 395 units were sold in the prior year period), which are not included in our sold unit count or domestic average sales price.

EGM Adjusted EBITDA

EGM adjusted EBITDA includes revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write-downs and other charges, accretion of placement fees, as well as other costs. See Item 1. “Financial Statements” Note 13 for further explanation of adjustments. The increase in EGM adjusted EBITDA is attributable to the increase in revenue described above and decreases in cost of gaming operations and cost of equipment sales offset by an increase in operating expenses. EGM adjusted EBITDA margin was 48% and 46% for the three months ended March 31, 2021 and 2020, respectively, reflecting a greater mix of higher-margin lease revenues, the sale of previously leased, lower-yielding Oklahoma units to distributors with modest offsetting costs, and management's actions to reduce operating expenses and other costs in response to the COVID-19 crisis.

Table Products

Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020

	Three Months Ended March 31,		$	%
(amounts in thousands, except unit data)	2021	2020	Change	Change
Table Products segment revenues:
Gaming operations	$2,727	$2,324	$403	17.3%
Equipment sales	29	158	(129)	(81.6)%
Total Table Products revenues	2,756	2,482	274	11.0%

Table Products segment expenses and adjusted expenses:
Cost of gaming operations(1)	223	292	(69)	(23.6)%
Less: Adjustments(2)	98	167	(69)	(41.3)%
Adjusted cost of gaming operations	125	125	-	0.0%

Cost of equipment sales	17	76	(59)	(77.6)%

Selling, general and administrative	625	564	61	10.8%
Less: Adjustments(3)	38	43	(5)	(11.6)%
Adjusted cost of selling, general and administrative	587	521	66	12.7%

Research and development	606	882	(276)	(31.3)%
Less: Adjustments(4)	(10)	20	(30)	(150.0)%
Adjusted cost of research and development	616	862	(246)	(28.5)%

Table Products adjusted EBITDA	$1,411	$898	$513	57.1%

Table Products unit information:
Table products installed base, end of period	4,362	3,897	465	11.9%
Average monthly lease price	$208	$197	$11	5.6%

(1) Exclusive of depreciation and amortization.

(2) Adjustments to cost of gaming operation include non-cash stock compensation expense and non-cash charges on capitalized installation and delivery.

(3) Adjustments to selling, general and administrative expense include non-cash stock compensation expense, acquisitions and integration related costs including restructuring and severance, and other adjustments.

(4) Adjustments to research and development costs include non-cash stock compensation expense and acquisitions and integration related costs including restructuring and severance.

Gaming Operations Revenue

The increase in Table Products gaming operations revenue is attributable to the increase in the Table Products installed base. The continuing success of our progressives such as Super 4, Blackjack Match, and Royal 9, are the primary drivers of the increase in the Table Products installed base compared to the prior year period.

Equipment Sales

The decrease in equipment sales is primarily due to a lower number of table game signage and shuffler sales in the current year period.

Tables Products Adjusted EBITDA

Table Products adjusted EBITDA includes the revenues and operating expenses from the Table Products segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 13 for further explanation of adjustments. The decrease in Table Products adjusted EBITDA is attributable to the increase in gaming operations revenue and a decrease in operating expenses primarily related to a decrease in development expenses, offset by decreased revenue from equipment sales described above.

Interactive

Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020

	Three Months Ended March 31,		$	%
(amounts in thousands)	2021	2020	Change	Change
Interactive segment revenue:
Social gaming revenue	$709	$822	$(113)	(13.7)%
Real-money gaming revenue	1,376	654	722	110.4%
Total Interactive revenue	2,085	1,476	609	41.3%

Interactive segment expenses and adjusted expenses:
Cost of gaming operations(1)	521	425	96	22.6%

Selling, general and administrative	625	450	175	38.9%
Less: Adjustments(2)	60	47	13	27.7%
Adjusted cost of selling, general and administrative	565	403	162	40.2%

Research and development	495	431	64	14.8%
Less: Adjustments(3)	4	14	(10)	(71.4)%
Adjusted cost of research and development	491	417	74	17.7%

Interactive adjusted EBITDA	$508	$231	$277	119.9%

(1) Exclusive of depreciation and amortization.

(2) Adjustments to selling, general and administrative expense include non-cash stock compensation expense and other adjustments.

(3) Adjustments to research and development costs include non-cash stock compensation expense.

Gaming Operations Revenue

The increase in gaming operations revenue is primarily attributable to an increase of $0.7 million in RMG revenue in the current period primarily due to an increase in the number of customers and games year over year as well as the addition of our land-based content on the AxSys Games Marketplace platform. The increase is primarily attributable to the increased revenue from the states of Michigan, New Jersey and Pennsylvania.

Interactive Adjusted EBITDA

Interactive adjusted EBITDA includes the revenues and operating expenses from the Interactive segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 13 for further explanation of adjustments. The increase in Interactive adjusted EBITDA is primarily attributable to an increase in revenues as described above offset by increased operating costs including salary and benefit related expenses and professional fees.

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

The following tables reconcile net loss attributable to PlayAGS, Inc. to total adjusted EBITDA (amounts in thousands):

Three Months Ended March 31, 2021 compared to the Three Months Ended March 31, 2020

	Three Months Ended March 31,		$	%
	2021	2020	Change	Change
Net (loss) income	$(7,770)	$(14,419)	$6,649	(46.1)%
Income tax (benefit) expense	345	(3,393)	3,738	(110.2)%
Depreciation and amortization	18,408	24,369	(5,961)	(24.5)%
Other expense	147	4,339	(4,192)	(96.6)%
Interest income	(288)	(52)	(236)	453.8%
Interest expense	10,981	8,342	2,639	31.6%
Write-downs and other(1)	724	55	669	1216.4%
Other adjustments(2)	(285)	702	(987)	(140.6)%
Other non-cash charges(3)	2,181	2,555	(374)	(14.6)%
Legal and litigation expenses including settlement payments(4)	198	-	198	100.0%
Acquisitions and integration-related costs including restructuring and severance(5)	49	452	(403)	(89.2)%
Non-cash stock-based compensation(6)	1,632	1,551	81	5.2%
Total Adjusted EBITDA	$26,322	$24,501	$1,821	7.4%

(1) Write-downs and other include items related to loss on disposal or impairment of long-lived assets and fair value adjustments to contingent consideration.

(2) Other adjustments are primarily composed of costs and inventory and receivable valuation charges associated with the COVID-19 pandemic,  professional fees incurred for projects, corporate and public filing compliance, contract cancellation fees and other transaction costs deemed to be non-operating in nature as well as costs incurred related to initial public offering, net of costs capitalized to equity and the cost of related secondary offerings.

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

(6) Non-cash stock-based compensation includes non-cash compensation expense related to grants of options, restricted stock, and other equity awards.

LIQUIDITY AND CAPITAL RESOURCES

We expect that primary ongoing liquidity requirements for the three months ended March 31, 2021 will be for operating capital expenditures, working capital, debt servicing, game development and other customer acquisition activities. We expect to finance these liquidity requirements through a combination of cash on hand, additional financing, and cash flows from operating activities.

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

As a result of the business disruption caused by the rapid nationwide spread of the coronavirus and the actions by state and tribal governments and businesses to contain the virus, the Company has taken several actions to adapt to the severity of the COVID-19 crisis. Among other things, the Company implemented short-term furloughs with retained benefits, company-wide salary reductions, and reduced its workforce by over 10%. Our non-employee directors have also agreed to reduce their fees by 50%. As of March 31, 2021, most of the Company's customers have reopened at limited capacity, some have reopened and then been required to close again due to local conditions and regulations relating to the spread of the coronavirus, and there are also customers who still remain closed. Depending on the number and length of casino closures, the Company will consider additional reductions to payroll and related expenses through additional employee furloughs in order to conserve liquidity.

As of March 31, 2021, the Company had $77.3 million in cash and cash equivalents and $30.0 million available to draw under its revolving credit facility. Under the First Lien Credit Agreement (defined below in Note 5), the Company was required to comply with certain financial covenants at the end of each calendar quarter, including to maintain a maximum net first lien leverage ratio of 6.0 to 1.0. On May 1, 2020, the Company entered into an Incremental Assumption and Amendment Agreement No. 4 ("Amendment No. 4") which amended its First Lien Credit Agreement to, among other things, (i) provide for a suspension of the testing of the financial covenant for the fiscal quarters ending  June 30, 2020,  September 30, 2020 and  December 31, 2020 and (ii) during the period beginning on May 1, 2020, and ending on the date on which the Company delivers a compliance certificate with respect to the fiscal quarter ending December 31, 2021 (unless earlier terminated by the Company), make certain modifications to the negative covenants set forth in the First Lien Credit Agreement and, solely for purposes of determining compliance with the financial covenant during the first three quarters of 2021 once testing resumes, the calculation of EBITDA. As a result of Amendment No. 4, and based on the Company's projected operating results for the next twelve months, the Company expects that it will be in compliance with its covenants under the First Lien Credit Agreement for at least the next twelve months after the financial statements are issued. Pursuant to the terms of Amendment No. 4, the Company incurred incremental term loans in an aggregate principal amount of $95.0 million, of which the Company received $83.3 million in net proceeds (after original issue discount and related fees, which is described in Note 5). The incremental term loans incurred pursuant to Amendment No. 4 bear interest at a rate equal to, at the Borrower's option, either LIBOR or the base rate, subject to an interest rate floor plus an applicable margin of 13.0% for LIBOR loans and 12.0% for base rate loans. Any voluntary prepayment of the incremental term loans incurred pursuant to Amendment No. 4 during the first two years after May 1, 2020 will be subject to a customary “make-whole” premium. On or after  May 1, 2022 and prior to  November 1, 2022, a voluntary prepayment of the incremental term loans incurred pursuant to Amendment No. 4 will be accompanied by a 1.00% payment premium. Other than described above, the incremental term loans have the same terms applicable to the outstanding term loans under the First Lien Credit Agreement. As a result of the additional financing, along with cash and cash equivalents on hand as of March 31, 2021, Management believes that the Company has sufficient liquidity to fund its operating requirements and meet its obligations as they become due for at least the next twelve months after the financial statements are issued.

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

On May 1, 2020, the Borrower entered into Amendment No. 4 to the First Lien Credit Agreement that provided for covenant relief (as described in Note 1) as well as $95.0 million in incremental term loans of which the net proceeds received by the Company were $83.3 million after original issue discount and related fees. The incremental term loans are subject to an interest rate of LIBOR plus 13% and the agreement also provides that any refinancing of the term loans through the issuance of certain debt or any repricing amendment resulting in a lower yield occurring at any time during the first two years after May 1, 2020 will be accompanied by a Make-Whole Premium as defined in the agreement that includes a premium or fee as well as the required payment of any unpaid interest that would have been paid through May 1, 2022. For six months following this two year period, a prepayment of the loans will be accompanied by a 1.00% payment premium or fee. Other than described above, the incremental term loans continue to have the same terms as provided under the Existing Credit Agreement.

As of March 31, 2021, we were in compliance with the required covenants of our debt instruments. See Item 1. “Notes to Condensed Consolidated Financial Statements”, Note 1 “Liquidity and Financing” for a description of a change to our financial covenants for future periods.

Equipment Long Term Note Payable and Finance Leases

The Company has entered into a financing agreement to purchase certain gaming devices, systems and related equipment and has entered into leases for vehicles and equipment that are accounted for as finance leases.

The following table summarizes our historical cash flows (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Cash Flow Information:
Net cash provided by operating activities	$9,693	$18,809	$(9,116)
Net cash used in investing activities	(9,864)	(12,879)	$3,015
Net cash (used in) provided by financing activities	(4,218)	24,485	$(28,703)
Effect of exchange rates on cash and cash equivalents	(1)	(13)	$12
Net (decrease) increase in cash and cash equivalents	$(4,390)	$30,402	$(34,792)

Operating activities

This decrease in cash provided by operating activities is primarily due to a decrease in collection of accounts receivables in the current period, offset by a decrease in net loss.

Investing activities

The decrease in cash used in investing activities was primarily due to a $2.3 million decrease in customer notes receivable and a $0.7 million decrease in purchases of intangibles.

Financing activities

Net cash used in financing activities for the three months ended March 31, 2021, was $4.2 million compared to net cash provided by financing activities of $24.5 million for the three months ended March 31, 2020, representing a decrease in cash of $28.7 million which is primarily attributable to the borrowing on the revolving credit facility of $30.0 million in the prior year period, offset by a $2.2 million decrease in payments of financed placement fee obligations compared to the prior year period.

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

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020. There were no material changes to our policies during the three months ended March 31, 2021.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See related disclosure at Item 1. “Notes to Condensed Consolidated Financial Statements”, Note 1 “Description of the Business and Summary of Significant Accounting Policies.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates. Our primary exposure to market risk is interest rate risk associated with our long-term debt, which accrues interest at variable rates. Certain of our debt instruments accrue interest at LIBOR or the base rate, at our election, subject to an interest rate floor plus an applicable margin rate. In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt and equity capital to sustain our operations. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. As of March 31, 2021, less than 1% of our debt were fixed-rate instruments. Assuming a constant outstanding balance for our variable-rate long term debt, a hypothetical 1% decrease in interest rates would not decrease interest expense given our LIBOR floor on related debt, while a hypothetical 1% increase in interest rates would increase interest expense approximately $6.2 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS.

"Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020 (the "Annual Report") includes a discussion of our risk factors. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On April 30, 2021, the Compensation Committee approved a supplemental grant of long-term performance-based restricted stock units to the Company's Chief Executive Officer, David Lopez and its Chief Financial Officer, Kimo Akiona as follows:

Stock Price Appreciation	Target Stock Price (1)	Shares for Mr. Lopez Equity Awards	Shares for Mr. Akiona Equity Awards
50%	$13.43	143,266	85,960
75%	$15.66	214,900	128,940
100%	$17.90	358,166	214,900
Total Number of Restricted Stock Units		716,332	429,800

(1) The target stock price was determined based on the stock price appreciation from the ending stock price on April 30, 2021 of $8.95

●	100% of the awards are performance-based and at-risk.
●	The performance shares only vest if certain rigorous, pre-determined stock price hurdles are achieved and sustained during the four-year term of the awards.
●	The stock price must increase by 50%, 75% and 100% and be maintained in order for the three tranches of the award to be earned, respectively.

The Compensation Committee made these grants under the 2018 Omnibus Incentive Plan, as amended.

Pay for Performance and Alignment with Shareholders

We are committed to a pay for performance philosophy. Our compensation program aims to motivate our people to perform at a high level and rewards contributions that enhance our ability to deliver outstanding results for our customers and create value for our shareholders. We believe that compensation should be aligned to shareholder interests and the long-term value realized by our shareholders.

To link pay and performance and align of the interests of the executives with those of the Company and its shareholders, the Compensation Committee allocates a substantial portion of target annual total direct compensation to long-term incentive equity. In 2021, excluding the supplemental equity grant summarized above, we expect that Mr. Lopez’s long-term incentive equity compensation will be 50% performance-based, and approximately 50% variable and at-risk.

Benchmark Positioning Relative to Market Median

In general, the Compensation Committee seeks to align executive officer compensation with the market median range in order to be able to attract, motivate and retain experienced executive talent who are critical to our long-term success. The Compensation Committee reviewed the value of the executives’ target annual long-term incentive equity relative to the grants made to the executives at companies in our peer group, as presented in a study prepared by the Compensation Committee’s independent compensation consultant, the Rewards Solutions practice of Aon plc. The Compensation Committee’s review indicated that Mr. Lopez and Mr. Akiona’s target annual long-term incentive grants were substantially below the market median for such grants for their respective positions. The study analyzed our named executive officer’s compensation in comparison to the peer companies listed below and noted that the total compensation for Mr. Lopez and Mr. Akiona are both below the market median levels. Also, the mix of compensation at AGS has historically placed less weight on long-term incentives than the peer companies. In their findings, the compensation consultants noted that investors ordinarily prefer the majority of pay to be performance based.

The compensation consultant used the following peer group in the analysis and determined this group using a mix of quantitative and qualitative criteria such as revenue, industry, business model and other factors to provide a relevant list of comparators to analyze market pay levels.

● Accel Entertainment, Inc.	● Agilysis, Inc.
● Ainsworth Game Technology Limited	● Aristocrat Leisure Limited
● Bally’s Corporation	● Century Casinos, Inc.
● Churchill Downs Incorporated	● Daktronics, Inc.
● Everi Holdings, Inc.	● Full House Resorts, Inc.
● Glu Mobile, Inc.	● Golden entertainment, Inc.
● Inspired Entertainment, Inc.	● International Game Technology PLC
● Monarch Casino & Resort, Inc.	● Red Rock Resorts, Inc.
● Scientific Games Corporation	● SciPlay Corporation

In accordance with our pay for performance and shareholder alignment philosophy and in order to bring the value of target annual long-term incentive equity grants into alignment with the market median range for that component, the Committee made these supplemental incentive equity grants to Mr. Lopez and Mr. Akiona.

Supplemental Grants Exclusively Performance-Based

The performance shares represent the opportunity to earn shares based on achieving certain stock price hurdles during the four-year performance period following the grant date. The performance shares will be earned based on the average closing price per share of the Company’s common stock during a sixty (60) consecutive trading day period ending on or before the last day of the four-year performance period. We believe the stock price hurdle performance metrics, as approved by our Compensation Committee, are rigorous and challenging.

Board of Director Committee Members

On April 28, 2021, the Board of Directors reorganized its committee members and leadership structure to provide increased oversight and involvement of its independent directors.  In addition to the new committee leadership and member assignments in the table below, the Company also appointed Mr. Chibib to be the lead independent director, a new role on the Board that represents the independent directors. The current committee membership of our Board of Directors is as follows:

	Audit Committee	Compensation Committee	Nominating and Governance Committee
Adam Chibib	X*	X
Geoff Freeman	X	X*	X
Yvette Landau	X	X	X
Anna Massion	X		X*
* Committee Chair

ITEM 6. EXHIBITS.

(a). Exhibits.

Exhibit Number	Exhibit Description
3.1	Certificate of Amended and Restated Articles of Incorporation of PlayAGS, Inc., effective January 29, 2018 (incorporated by reference to Exhibit 3.1 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 5, 2019).

3.2	Amended and Restated Bylaws of PlayAGS,Inc., Adopted January 29, 2018 (incorporated by reference to Exhibit 3.2 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 5, 2019).

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.IN	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contains in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PlayAGS, Inc.

Date:	May 6, 2021	By:	/s/ KIMO AKIONA
		Name:	Kimo Akiona
		Title:	Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)