Form 10-Q
period 2021-06-30
PlayAGS, Inc.
filed 2021-08-05
CIK 1593548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarter ended June 30, 2021

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

6775 S. Edmond St., Ste #300 Las Vegas, NV 89118
(Address of principal executive offices) (Zip Code)
(702) 722-6700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	AGS	New York Stock Exchange

As of August 2, 2021, there were 36,676,007 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLAYAGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$88,688	$81,689
Restricted cash	20	20
Accounts receivable, net of allowance of $2,114 and $2,077, respectively	45,375	41,743
Inventories	26,069	26,902
Prepaid expenses	8,481	4,210
Deposits and other	6,670	4,704
Total current assets	175,303	159,268
Property and equipment, net	74,682	81,040
Goodwill	286,044	286,042
Intangible assets	172,512	187,644
Deferred tax asset	6,850	6,762
Operating lease assets	11,857	9,763
Other assets	9,328	10,259
Total assets	$736,576	$740,778

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,919	$9,547
Accrued liabilities	33,653	26,325
Current maturities of long-term debt	6,923	7,031
Total current liabilities	47,495	42,903
Long-term debt	600,906	601,560
Deferred tax liability, non-current	2,389	2,254
Operating lease liabilities, long-term	11,373	9,497
Other long-term liabilities	28,185	30,781
Total liabilities	690,348	686,995
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock at $0.01 par value; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value; 450,000,000 shares authorized at June 30, 2021 and at December 31, 2020; and 36,666,966 and 36,494,002 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively.	367	364
Additional paid-in capital	384,776	379,917
Accumulated deficit	(333,853)	(321,412)
Accumulated other comprehensive loss	(5,062)	(5,086)
Total stockholders’ equity	46,228	53,783
Total liabilities and stockholders’ equity	$736,576	$740,778

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(amounts in thousands, except per share data)

 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Gaming operations	$55,039	$10,189	$99,455	$52,874
Equipment sales	11,798	6,599	22,741	18,227
Total revenues	66,837	16,788	122,196	71,101
Operating expenses
Cost of gaming operations(1)	9,677	5,495	18,353	15,488
Cost of equipment sales(1)	5,748	4,162	9,216	9,370
Selling, general and administrative	16,300	8,609	28,908	20,249
Research and development	9,009	4,931	17,069	13,162
Write-downs and other charges	64	819	788	874
Depreciation and amortization	18,611	21,521	37,019	45,890
Total operating expenses	59,409	45,537	111,353	105,033
Income (loss) from operations	7,428	(28,749)	10,843	(33,932)
Other expense (income)
Interest expense	11,517	10,894	22,498	19,236
Interest income	(276)	(120)	(564)	(172)
Loss on extinguishment and modification of debt	-	3,102	-	3,102
Other (income) expense	(181)	(35)	(34)	4,304
(Loss) income before income taxes	(3,632)	(42,590)	(11,057)	(60,402)
Income tax (expense) benefit	(251)	(49)	(596)	3,344
Net (loss) income	(3,883)	(42,639)	(11,653)	(57,058)
Foreign currency translation adjustment	886	575	24	(7,609)
Total comprehensive (loss) income	$(2,997)	$(42,064)	$(11,629)	$(64,667)

Basic and diluted loss per common share:
Basic	(0.11)	(1.20)	(0.32)	(1.60)
Diluted	(0.11)	(1.20)	(0.32)	(1.60)
Weighted average common shares outstanding:
Basic	36,632	35,602	36,549	35,572
Diluted	36,632	35,602	36,549	35,572

(1) exclusive of depreciation and amortization

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Common stock
Balance, beginning of period	$366	$356	$364	$355
Vesting of restricted stock	1	-	3	1
Balance of common stock, end of period	367	356	367	356
Additional paid-in capital
Balance, beginning of period	381,547	373,019	379,917	371,311
Stock option exercises	-	-	-	158
Stock-based compensation expense	3,230	1,442	4,862	2,993
Vesting of restricted stock	(1)	-	(3)	(1)
Balance of additional paid-in capital, end of period	384,776	374,461	384,776	374,461
Accumulated deficit
Balance, beginning of period	(329,960)	(250,241)	(321,412)	(235,474)
Net loss	(3,883)	(42,639)	(11,653)	(57,058)
Restricted stock vesting and withholding	(10)	(12)	(788)	(360)
Balance of accumulated deficit, end of period	(333,853)	(292,892)	(333,853)	(292,892)
Accumulated other comprehensive loss
Balance, beginning of period	(5,948)	(10,592)	(5,086)	(2,408)
Foreign currency translation adjustment	886	575	24	(7,609)
Balance of accumulated other comprehensive loss, end of period	(5,062)	(10,017)	(5,062)	(10,017)
Total stockholders' equity	$46,228	$71,908	$46,228	$71,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net (loss) income	$(11,653)	$(57,058)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	37,019	45,890
Accretion of contract rights under development agreements and placement fees	3,316	3,733
Amortization of deferred loan costs and discount	2,680	1,429
Stock-based compensation expense	4,862	2,993
Provision (benefit) for bad debts	205	(199)
Loss on disposition of long-lived assets	191	74
Impairment of assets	653	6
Fair value adjustment of contingent consideration	(56)	794
Benefit for deferred income tax	49	(123)
Changes in assets and liabilities that relate to operations:
Accounts receivable	(3,844)	26,174
Inventories	2,367	101
Prepaid expenses	(4,270)	(1,992)
Deposits and other	(1,920)	1,030
Other assets, non-current	1,706	915
Accounts payable and accrued liabilities	4,588	(15,900)
Net cash provided by operating activities	35,893	7,867
Cash flows from investing activities
Customer notes receivable	-	(2,579)
Purchase of intangible assets	-	(925)
Software development and other expenditures	(7,210)	(5,530)
Proceeds from disposition of assets	22	28
Purchases of property and equipment	(14,191)	(8,057)
Net cash used in investing activities	(21,379)	(17,063)
Cash flows from financing activities
Repayment of first lien credit facilities	(2,694)	(2,694)
Repayment of incremental term loans	(475)	-
Payment of financed placement fee obligations	(2,444)	(3,444)
Proceeds from incremental term loans	-	92,150
Borrowing on revolver	-	30,000
Payment of deferred loan costs	-	(5,744)
Payments of previous acquisition obligation	(257)	(284)
Payments on finance leases and other obligations	(867)	(669)
Repurchase of stock	(788)	(360)
Proceeds from stock option exercise	-	158
Net cash (used in) provided by financing activities	(7,525)	109,113
Effect of exchange rates on cash and cash equivalents	10	(10)
Net increase in cash, cash equivalents and restricted cash	6,999	99,907
Cash, cash equivalents and restricted cash, beginning of period	81,709	13,182
Cash, cash equivalents and restricted cash, end of period	$88,708	$113,089

Supplemental cash flow information:
Non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$3,042	$-
Leased assets obtained in exchange for new finance lease liabilities	$318	$338

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

PlayAGS, Inc. (the "Company," "PlayAGS," "we," "us," or "our") is a leading designer and supplier of gaming products and services for the gaming industry. We operate in legalized gaming markets across the globe and provide state-of-the-art, value-add products in three distinct segments: Electronic Gaming Machines (“EGM”), which includes server-based systems and back-office systems that are used by Class II Native American, Mexico and the Philippines gaming jurisdictions and Class III Native American, commercial and charitable jurisdictions; Table Products (“Table Products”), which includes live felt table games, side-bets and progressives as well as card shufflers and Interactive Games (“Interactive”), which provides social casino games on desktop and mobile devices (our "Interactive Social" reporting unit) as well as a platform for content aggregation used by real-money gaming (“RMG”) online casino operators (our "RMG Interactive" reporting unit). Each segment’s activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line.

Electronic Gaming Machines

Our EGM segment offers a library of proprietary video slot titles developed for the global marketplace, and EGM cabinets which include our premium lease-only cabinets of Orion Starwall, Orion Curve Premium and Big Red ("Colassal Diamonds") as well as cabinets available for sale or lease notably the Orion Portrait, Orion Slant, Orion Curve, Orion Upright, and ICON cabinets. In addition to providing complete EGM units, we offer conversion kits that allow existing game titles to be converted to other game titles offered within that operating platform.

Table Products

Our Table Products include proprietary table products, side-bets, progressives, and table technology related to blackjack, poker, baccarat, craps and roulette. We have acquired a number of popular proprietary brands, including In Bet Gaming (“In Bet”), Buster Blackjack, Bonus Spin and Criss Cross Poker that are based on traditional well-known public domain games such as blackjack and poker; however, these proprietary games provide intriguing betting options that offer more excitement and greater volatility to the player, ultimately enhancing our casino customers’ profitability. In addition, we offer a single deck card shuffler for poker tables, Dex S and soon to be introduced our second shuffler, the Pax S single-deck shuffler.

Interactive

We operate a Business-to-Business ("B2B") game aggregation platform for many of the world's largest and most prominent online real-money gaming ("RMG") and social casino gaming operators. Through our powerful remote gaming server, we deliver a library of more than 1,000 games, many of which are AGS titles, developed by our internal game-development studios and proven in land-based real-money retail environments. We also partner with a host of industry-leading third-party game developers to offer the best game content across mobile, desktop, and social channels – delivering an exceptional player experience wherever and whenever players want to engage.

We are fully licensed by the UK Gambling Commission, Malta Gaming Authority (MGA), Romanian National Gambling Office (ONJN), New Jersey (DGE), Pennsylvania Gaming Control Board (PGCB), Michigan Gaming Control Board (MGCB), Alcohol, Lotto Quebec, the Gaming Commission of Ontario, and the Gibraltar Regulatory Authority and powered by a global team, with offices and employees in Gibraltar, Isle of Man, Las Vegas, and the UK.

AGS also offers Business-to-Consumer (“B2C”) free-to-play social casino apps that players across the globe can enjoy anytime online or on their mobile device. Our B2C social casino games operate on a free-to-play model, whereby game players may collect virtual currency or other virtual consumable goods (collectively referred to as “virtual goods” or “virtual currency”) free of charge or the player may purchase additional virtual goods. Our social casino library includes over 600 game titles in a variety of different games, including video slots, spinning reels, video poker, blackjack, bingo, and tournaments. Our most popular app, Lucky Play Casino, offers mobile players all the thrills of Vegas casinos. Players can choose from dozens of AGS player-favorite slot games, as well as other casino classics like video poker, blackjack, and bingo. Our apps also feature exciting in-app tournaments, rumbles, VIP bonuses, and unique interactive challenges.

B

asis of Presentation

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

The following table disaggregates our revenues by type within each of our segments (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

EGM
Gaming operations	$49,432	$7,535	$89,036	$46,420
Equipment sales	11,761	6,422	22,675	17,892
Total	$61,193	$13,957	$111,711	$64,312

Table Products
Gaming operations	$2,793	$497	$5,520	$2,821
Equipment sales	37	177	66	335
Total	$2,830	$674	$5,586	$3,156

Interactive (gaming operations)
Social gaming revenue	$580	$1,095	$1,289	$1,917
Real-money gaming revenue	2,234	1,062	3,610	1,716
Total	$2,814	$2,157	$4,899	$3,633

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

Revenue allocated to any undelivered performance obligations is recorded as a contract liability. The balance of our contract liabilities was not material as of  June 30, 2021 and December 31, 2020.

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

The following table excludes receivables related to operating leases and presents all other receivables' gross amortized cost, allowance for credit losses and amortized cost, net of allowance for credit losses by portfolio segment as of June 30, 2021 and December 31, 2020 (in thousands):

		June 30, 2021			December 31, 2020
	Classification	Gross amortized cost	Allowance for credit losses	Amortized cost, net of allowance for credit losses	Gross amortized cost	Allowance for credit losses	Amortized cost, net of allowance for credit losses

Trade receivables:	Accounts Receivable	$12,237	$(198)	$12,039	$10,409	$-	$10,409

Receivables with extended payment terms:
Originated in 2021	Accounts Receivable	$689	$-	$689	$-	$-	$-
Originated in 2020	Accounts Receivable	4,065	-	4,065	7,559	-	7,559
Originated in 2019	Accounts Receivable	171	-	171	1,319	-	1,319
Total receivables with extended payment term		$4,925	$-	$4,925	$8,878	$-	$8,878

Sales-type leases receivables:
Originated in 2019	Accounts Receivable	$161	$(8)	$153	$472	$(24)	$448
Originated in 2017	Accounts Receivable	-	-	-	16	(1)	15
Total Sales-type leases receivables		$161	$(8)	$153	$488	$(25)	$463

Development Agreements:
Originated in 2020	Deposits and other	$4,262	$-	$4,262	$4,199	$-	$4,199
Originated in 2019	Deposits and other	2,262	-	2,262	2,136	-	2,136
Total Development Agreements		$6,524	$-	$6,524	$6,335	$-	$6,335

Inventories

Inventories consist primarily of parts and supplies that are used to repair and maintain machinery and equipment as well as EGMs in production and finished goods held for sale. Inventories are stated at net realizable value. Cost of inventories is determined using the first-in, first-out (“FIFO”) method for all components of inventory. The Company regularly reviews inventory quantities and updates estimates for the net realizable value of inventories. This process includes examining the carrying values of parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose). Some of the factors involved in this analysis include the overall levels of the inventories, the current and projected sales levels for such products, the projected markets for such products and the costs required to sell the products, including refurbishment costs. Changes in the assumptions or estimates could materially affect the inventory carrying value. As of  June 30, 2021 and December 31, 2020, the value of raw material inventory was $22.1 million and $21.8 million, respectively. As of  June 30, 2021 and December 31, 2020, the value of finished goods inventory was $4.0 million and $5.1 million, respectively. There was no work in process material as of  June 30, 2021 and December 31, 2020.

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

Gaming equipment (in years)	1 to 5
Other property and equipment (in years)	3 to 6

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

The Company measures recoverability of assets to be held and used by comparing the carrying amount of an asset to future cash flows expected to be generated by the asset. The Company’s policy is to impair, when necessary, excess or obsolete gaming machines on hand that it does not expect to be used. Impairment is based upon several factors, including estimated forecast of gaming machine demand for placement into casinos. While the Company believes that the estimates and assumptions used in evaluating the carrying amount of these assets are reasonable, different assumptions could affect either the carrying amount or the estimated useful lives of the assets, which could have a significant impact on the results of operations and financial position.

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

The carrying values of the Company’s cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short term maturities of these instruments. The fair value of our long-term debt is based on the quoted market prices for similar issues (Level 2 inputs). The following table presents the estimated fair value of our long-term debt as of  June 30, 2021 and  December 31, 2020 (in thousands):

	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term Debt	$619,193	$616,514	$622,509	$602,485

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

Liquidity and Financing

As a result of the business disruption caused by the rapid nationwide spread of the coronavirus and the actions by state and tribal governments and businesses to contain the virus, the Company took several actions to adapt to the severity of the COVID-19 crisis, which included reduction of expenses and capital purchases. From  April to September of 2020, the Company implemented short-term furloughs with retained benefits, company-wide salary reductions, and reduced its workforce by over 10%. Our non-employee directors also agreed to reduce their fees by 50% for the first three quarters of 2020 and to take payment of the fees in stock in lieu of cash. Beginning in  May 2020, casinos began to reopen at limited capacity. As of June 30, 2021, most of the Company's customers have reopened at full capacity; there are still some customers who have reopened at limited capacity, and there are some that still remain closed.

As of  June 30, 2021, the Company had $88.7 million in cash and cash equivalents and $30.0 million available to draw under its revolving credit facility. Under the First Lien Credit Agreement (defined below Item 1. "Financial Statements" Note 5), the Company was required to comply with certain financial covenants at the end of each calendar quarter, including to maintain a maximum net first lien leverage ratio of 6.0 to 1.0. On  May 1, 2020, the Company entered into an Incremental Assumption and Amendment Agreement No. 4 ("Amendment No. 4") which amended its First Lien Credit Agreement to, among other things, during the period beginning on  May 1, 2020, and ending on the date on which the Company delivers a compliance certificate with respect to the fiscal quarter ending  December 31, 2021 (unless earlier terminated by the Company), make certain modifications to the negative covenants set forth in the First Lien Credit Agreement and, solely for purposes of determining compliance with the financial covenant during the first three quarters of 2021, the calculation of EBITDA. These modifications to the calculation of EBITDA are applicable for the period ended June 30, 2021. As a result of Amendment No. 4, and based on the Company's projected operating results for the next twelve months, the Company expects that it will be in compliance with its covenants under the First Lien Credit Agreement for at least the next twelve months after the financial statements are issued. Pursuant to the terms of Amendment No. 4, the Company incurred incremental term loans in an aggregate principal amount of $95.0 million, of which the Company received $83.3 million in net proceeds (after original issue discount and related fees, which is described in Item 1. "Financial Statements" Note 5). The incremental term loans incurred pursuant to Amendment No. 4 bear interest at a rate equal to, at the Borrower's option, either LIBOR or the base rate, subject to an interest rate floor plus an applicable margin of 13.0% for LIBOR loans and 12.0% for base rate loans. Any voluntary prepayment of the incremental term loans incurred pursuant to Amendment No. 4 during the first two years after  May 1, 2020 will be subject to a customary “make-whole” premium. On or after   May 1, 2022 and prior to   November 1, 2022, a voluntary prepayment of the incremental term loans incurred pursuant to Amendment No. 4 will be accompanied by a 1.00% payment premium. Other than described above, the incremental term loans have the same terms applicable to the outstanding term loans under the First Lien Credit Agreement. As a result of the additional financing, along with cash and cash equivalents on hand as of  June 30, 2021, Management believes that the Company has sufficient liquidity to fund its operating requirements and meet its obligations as they become due for at least the next twelve months after the financial statements are issued.

Recently Issued Accounting Pronouncements

 We do not expect that any recently issued accounting guidance will have a significant effect on our financial statements.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Gaming equipment	$186,904	$181,305
Other property and equipment	20,041	23,391
Less: Accumulated depreciation	(132,263)	(123,656)
Property and equipment, net	$74,682	$81,040

Gaming equipment and other property and equipment are depreciated over the respective useful lives of the assets ranging from one to six years. Depreciation expense was $9.6 million and $9.7 million for the three months ended June 30, 2021 and 2020, respectively. Depreciation expense was $19.0 million and $20.7 million for the six months ended June 30, 2021 and 2020, respectively.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 3. GOODWILL AND INTANGIBLES

Changes in the carrying amount of goodwill are as follows (in thousands):

	Gross Carrying Amount
	EGM	Table Products	Interactive(1)	Total
December 31, 2020	$278,221	$7,821	$-	$286,042
Foreign currency adjustments	2	-	-	2
Balance at June 30, 2021	$278,223	$7,821	$-	$286,044

(1) Accumulated goodwill impairment charges for the Interactive segment as of  June 30, 2021 were $8.4 million.

Intangible assets consist of the following (in thousands):

		June 30, 2021			December 31, 2020
	Useful Life	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	(years)	Value	Amortization	Value	Value	Amortization	Value
Indefinite lived trade names	Indefinite	$12,126	$-	$12,126	$12,126	$-	$12,126
Trade and brand names	5 - 7	14,870	(14,382)	488	14,870	(14,269)	601
Customer relationships	5 - 12	218,789	(149,474)	69,315	218,848	(143,082)	75,766
Contract rights under development and placement fees	1 - 7	42,535	(14,438)	28,097	47,354	(15,588)	31,766
Gaming software and technology platforms	1 - 7	169,759	(116,243)	53,516	172,255	(114,774)	57,481
Intellectual property	10 - 12	19,345	(10,375)	8,970	19,345	(9,441)	9,904
Total intangible assets		$477,424	$(304,912)	$172,512	$484,798	$(297,154)	$187,644

Intangible assets are amortized over their respective estimated useful lives ranging from one to twelve years. Amortization expense related to intangible assets was $9.0 million and $11.8 million for the three months ended June 30, 2021 and 2020, respectively. Amortization expense related to intangible assets was $18.0 million and $25.2 million for the six months ended June 30, 2021 and 2020, respectively.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairments recorded for the period ended June 30, 2021 and the period ended June 30, 2020.

The Company enters into development agreements and placement fee agreements with certain customers to secure floor space under lease agreements for its gaming machines. Amounts paid in connection with the development agreements are repaid to the Company in accordance with the terms of the agreement, whereas placements fees are not reimbursed. For development agreements in the form of a loan, interest income is recognized on the repayment of the notes based on the stated rate or, if not stated explicitly in the development agreement, on an imputed interest rate. If the stated interest rate is deemed to be other than a market rate or zero, a discount is recorded on the note receivable as a result of the difference between the stated and market rate and a corresponding intangible asset is recorded. The intangible asset is recognized in the financial statements as a contract right under development agreement and amortized as a reduction in revenue over the term of the agreement. Placement fees can be in the form of cash paid upfront or free lease periods and are accreted over the life of the contract and the expense is recorded as a reduction of revenue. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $1.6 million and $1.9 million for the three months ended June 30, 2021 and 2020, respectively. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $3.3 million and $3.7 million for the six months ended June 30, 2021 and 2020, respectively.

NOTE 4. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Salary and payroll tax accrual	$11,651	$5,337
Taxes payable	3,998	3,992
Current portion of operating lease liability	1,990	1,867
License fee obligation	1,000	1,000
Placement fees payable	6,314	6,314
Accrued other	8,700	7,815
Total accrued liabilities	$33,653	$26,325

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 5. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30, 2021	December 31, 2020
First Lien Credit Facilities:
Term loans, interest at LIBOR or base rate plus 3.5% (4.5% at June 30, 2021), net of unamortized discount and deferred loan costs of $4.4 million and $6.1 million at June 30, 2021 and December 31, 2020, respectively.	$519,497	$520,499
Incremental term loans, interest at LIBOR or base rate plus 13.0% (14.0% at June 30, 2021), net of unamortized discount and deferred loan costs of $7.0 million and $7.8 million at June 30, 2021 and December 31, 2020, respectively.	87,097	86,710
Finance leases	1,235	1,382
Total debt	607,829	608,591
Less: Current portion	(6,923)	(7,031)
Long-term debt	$600,906	$601,560

First Lien Credit Facilities

On June 6, 2017 (the “Closing Date”), AP Gaming I, LLC (the “Borrower”), a wholly owned indirect subsidiary of the Company, entered into a first lien credit agreement (“the First Lien Credit Agreement”), providing for $450.0 million in term loans and a $30.0 million revolving credit facility (the “First Lien Credit Facilities”). The proceeds of the term loans were used primarily to repay the Company's then existing term loans, other indebtedness, to pay for the fees and expenses incurred in connection with the foregoing and otherwise for general corporate purposes. The full amount of the revolving credit facility was drawn on March 19, 2020 as a precautionary measure in order to increase the Company’s cash position and facilitate financial flexibility in light of the uncertainty in the global markets resulting from the COVID-19 outbreak. The full amount of the revolving credit facility was repaid in October 2020 and remains available for the Company to draw upon in the future. The term loans will mature on February 15, 2024, and the revolving credit facility was amended on August 4, 2021 to extend its maturity to  November 6, 2023. The term loans require scheduled quarterly payments in amounts equal to 0.25% of the original aggregate principal amount of the term loans, with the balance due at maturity.  Borrowings under the term loans and revolving credit facility bear interest at a rate equal to, at the Borrower’s option, either LIBOR or the base rate, subject to an interest rate floor plus an applicable margin rate. In addition, on a quarterly basis, the Borrower is required to pay each lender under the revolving credit facility a commitment fee in respect of any unused commitments thereunder at a rate of 0.50% per annum.

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

As of June 30, 2021, we were in compliance with the required covenants of our debt instruments.

Finance Leases

The Company has entered into leases for vehicles and equipment that are accounted for as finance leases.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 6. STOCKHOLDERS’ EQUITY

Our amended and restated articles of incorporation provide that our authorized capital stock will consist of 450,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share. As of June 30, 2021, we have 36,666,966 shares of common stock and zero shares of preferred stock outstanding.

Common Stock

Voting Rights

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

Share repurchase program

During 2019, the board of directors approved a share repurchase program that will permit the Company to repurchase up to $50.0 million of the Company’s shares of common stock. The board approved extending this share buyback program to August 11, 2023.

NOTE 7. WRITE-DOWNS AND OTHER CHARGES

The Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income include various transactions, such as loss on disposal or impairment of long-lived assets and fair value adjustments to contingent consideration that have been classified as write-downs and other charges. During the three months ended June 30, 2021, the Company recognized $0.1 million in write-downs and other charges primarily related to the disposal of long-lived assets. During the three months ended June 30, 2020, the Company recognized $0.8 million in write-downs and other charges primarily related to a fair value adjustments of contingent consideration (the Company used level 3 fair value inputs based on projected cash flows).

During the six months ended June 30, 2021, the Company recognized $0.8 million in write-downs and other charges primarily related to the full impairment of intangible assets (the Company used level 3 fair value inputs based on projected cash flows). During the six months ended June 30, 2020, the Company recognized $0.9 million in write-downs and other charges driven by fair value adjustments to contingent consideration of $0.8 million (the Company used level 3 fair value inputs based on projected cash flows) and losses from the disposal of assets of $0.1 million.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 8. BASIC AND DILUTED (LOSS) INCOME PER SHARE

The Company computes net (loss) income per share in accordance with accounting guidance that requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income. Basic EPS is computed by dividing net (loss) income for the period by the weighted average number of shares outstanding during the period. Basic EPS includes common stock weighted for average number of shares issued during the period. Diluted EPS is computed by dividing net (loss) income for the period by the weighted average number of common shares outstanding during the period, increased by potentially dilutive common shares that were outstanding during the period. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. Potentially dilutive common shares include stock options and restricted stock (see Item 1. "Financial Statements" Note 10).

There were no potentially dilutive securities for the three and six months ended June 30, 2021 and 2020.

Excluded from the calculation of diluted EPS for the three months ended  June 30, 2021 were 1,630,927 restricted shares and 428,373 stock options, as such securities were anti-dilutive. Excluded from the calculation of diluted EPS for the six months ended June 30, 2021 were 1,690,871 restricted shares and 240,045 stock options, as such securities were anti-dilutive.

Excluded from the calculation of Diluted EPS for the three months ended June 30, 2020 were 654,906 restricted shares, as such securities were anti-dilutive. Excluded from the calculation of Diluted EPS for the six months ended June 30, 2020 were 675,055 restricted shares and 65,181 stock options, as such securities were anti-dilutive.

NOTE 9. BENEFIT PLANS

The Company has established a 401(k) plan (the “401(k) Plan”) for its employees. The 401(k) Plan allows employees to contribute a portion of their earnings, and the Company may match a percentage of the contributions on a discretionary basis. The expense associated with the 401(k) Plan for the three months ended June 30, 2021 was $0.3 million. In April 2020, the Company temporarily suspended 401(k) matching contributions and resumed these contributions in January 2021 and there were no expenses associated with the 401(k) Plan for the three months ended  June 30, 2020. The expense associated with the 401(k) Plan for the six months ended June 30, 2021 and 2020 was $0.7 million and $0.4 million, respectively.

On April 28, 2014, the board of directors of the Company approved the 2014 Long-Term Incentive Plan (“LTIP”). Under the LTIP, the Company is authorized to grant nonqualified stock options, rights to purchase shares of common stock, restricted stock, restricted stock units and other awards to be settled in, or based upon, shares of common stock to persons who are directors and employees of and consultants to the Company or any of its subsidiaries on the date of the grant. The LTIP will terminate ten years after approval by the board. Subject to adjustments in connection with certain changes in capitalization, the maximum number of shares of common stock that may be delivered pursuant to awards under the LTIP is 2,253,735 after giving effect to the 1.5543 - for - 1 stock split consummated on January 30, 2018 in connection with our initial public offering.  As of June 30, 2021, 423,268 shares remain available for issuance; however, these will not be issued and awards granted by the Company in the future are expected to be from the Omnibus Incentive Plan only.

On January 16, 2018, our board adopted and our stockholders approved the 2018 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) pursuant to which equity-based and cash incentives may be granted to participating employees, directors and consultants. After the annual shareholders meeting held on  July 1, 2020, the Omnibus Incentive Plan was amended to increase the number of shares of common stock authorized for issuance thereunder. The Omnibus Incentive Plan, as amended, provides for an aggregate of 4,607,389 shares of our common stock. As of June 30, 2021, 807,551 shares remain available for issuance.

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

We recognize stock-based compensation on a straight-line basis over the vesting period for time based awards and we recognize the expense for awards with market conditions over the service period derived from the related valuation. As of June 30, 2021, $0.2 million of unrecognized compensation expense was associated with stock options, $14.2 million was associated with restricted stock and restricted stock units, and $1.3 million with phantom stock units. The unrecognized compensation expense associated with stock options, restricted and phantom stock units is expected to be recognized over a 0.9, 1.4 and 2.6 year weighted average period, respectively.

Stock Options

The Company calculates the grant date fair value of stock options that vest over a service period using the Black Scholes model. For stock options and other stock awards that contain a market condition related to the return on investment that the Company’s stockholders achieve or obtaining a certain stock price, the awards are valued using a lattice-based valuation model. The assumptions used in these calculations are the expected dividend yield, expected volatility, risk-free interest rate and expected term (in years). Expected volatilities are based on implied volatilities from comparable companies. The expected time to liquidity is based on Management’s estimate. The risk-free rate is based on the U.S. Treasury yield curve for a term equivalent to the estimated time to liquidity. There were no options granted during the three and six months ended June 30, 2021.

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

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

A summary of the changes in stock options outstanding during the six months ended June 30, 2021, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2020	1,274,182	$9.17	4.50	$412
Granted	-	-	-	-
Exercised	(13,015)	$10.14
Canceled or forfeited	(932)	$10.15
Options outstanding as of June 30, 2021	1,260,235	$9.16	3.98	$1,917
Options exercisable as of June 30, 2021	1,237,647	$9.00	3.93	$1,917

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

A summary of the changes in restricted stock and restricted stock units outstanding during the six months ended June 30, 2021, is as follows:

	Shares Outstanding	Grant Date Fair Value (per share)
Restricted Stock and Restricted Stock Units Outstanding as of December 31, 2020	1,109,518	$10.32
Granted	1,369,832	$7.42
Vested	(282,451)	$10.41
Canceled or forfeited	(28,725)	$11.22
Restricted Stock and Restricted Stock Units Outstanding as of June 30, 2021	2,168,174	$8.47

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

A summary of the changes in phantom stock outstanding during the six months ended June 30, 2021 is as follows:

	Shares Outstanding	Grant Date Fair Value (per share)
Phantom Stock Outstanding as of December 31, 2020	634,759	$3.87
Granted	-	$-
Vested	(12,866)	$3.07
Canceled or forfeited	(53,923)	$3.52
Phantom stock outstanding as of June 30, 2021	567,970	$3.91

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 11. INCOME TAXES

The Company's effective income tax rate for the three months ended  June 30, 2021, was an expense of 6.9%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended  June 30, 2021, is primarily due to changes in our valuation allowance on deferred tax assets. The Company's effective income tax rate for the three months ended June 30, 2020 was an expense of 0.1%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended June 30, 2020, was primarily due to changes in our valuation allowance on deferred tax assets and impairment of goodwill.

The Company's effective income tax rate for the six months ended  June 30, 2021, was an expense of 5.4%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the six months ended  June 30, 2021, is primarily due to changes in our valuation allowance on deferred tax assets. The Company's effective income tax rate for the six months ended  June 30, 2020, was a benefit of 5.5%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the six months ended June 30, 2020 was primarily due to changes in our valuation allowance on deferred tax assets, various permanent items and lapse in the applicable statute of limitations for certain uncertain tax positions.

The Company entered into an indemnification agreement with the prior owners of Cadillac Jack (acquired in May of 2015) whereby the prior owners have agreed to indemnify the Company for changes in tax positions by taxing authorities for periods prior to the acquisition. As of June 30, 2021, an indemnification receivable of $0.8 million has been recorded in other assets in the financial statements. This amount includes the indemnification of the original pre-acquisition tax positions along with any related accrued interest and penalties and is offset by a corresponding liability for unrecognized tax benefits in other long-term liabilities. When the related unrecognized tax benefits are favorably resolved, a corresponding charge to relieve the associated indemnification receivable would be recognized in our Consolidated Statements of Operations and Comprehensive (Loss) Income.

During the three and six months ended June 30, 2021, the Company recognized an increase of less than $0.1 million in the indemnification receivable and related benefits in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for accrued interest on unrecognized tax benefits. During the three and six months ended June 30, 2020, the Company recognized a $3.5 million reduction in the indemnification receivable and related charges in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income primarily due to lapse in the applicable statute of limitations on indemnified tax positions.

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

On October 28, 2020 these three related putative class actions were consolidated into In re PlayAGS, Inc. Securities Litigation by the Court with OPPRS appointed as lead plaintiff. On January 11, 2021, the lead plaintiff filed an Amended Complaint in the consolidated action against the same set of defendants, again asserting claims (i) under Sections 10(b) and 20(a) of the Exchange Act, on behalf of a slightly larger putative class than in any previous complaint (the class period now extends through March 4, 2020), and (ii) under Sections 11, 12(a)(2) and 15 of the Securities Act on behalf of the same putative class as in OPPRS’s previous complaint. The Amended Complaint alleges that the defendants made materially false and misleading statements during the putative class period concerning, among other things, the Company’s growth, financial performance, and forward-looking financial outlook, particularly with respect to the Oklahoma market, resulting in injury to the purported class members as a result of the decline in the value of the Company’s common stock when the alleged “truth” was revealed following release of the Company’s financial reports on August 7, 2019, November 7, 2019, and March 4, 2020. Unlike the previous complaints, the Amended Complaint does not allege false or misleading statements concerning the Company’s accounting for the iGaming reporting unit or the adequacy of the Company’s internal controls over financial reporting. On February 23, 2021 the Court granted Plaintiff's unopposed motion to file a second amended complaint, which they filed on March 25, 2021. The second amended complaint asserts substantially the same claims as the Amended Complaint but extends the beginning of the putative class period back to January 26, 2018. The defendants filed motions to dismiss the second amended complaint on May 24, 2021 and the lead plaintiff filed its opposition to the motions on  July 23, 2021, The defendants’ replies are due September 13, 2021. The defendants believe the claims are without merit, and intend to defend vigorously against them, but there can be no assurances as to the outcome.

In  January 2021, we obtained the results of an audit conducted by the Alabama Department of Revenue ("ADOR"), in which the ADOR assessed $3.3 million including interest in unpaid state and local rental taxes. The audit period covered from  May 2016 through  August 2019. The ADOR claims that our participation revenue and licensing fees with an Indian Tribe entity in the state of Alabama constitute a lease rental payment and are deemed taxable in nature. They claim that because such gross rental receipts are generally imposed on the lessor, such receipts should be taxable even in situations involving Indian Tribe lessees. We believe that we were not required to collect and remit Alabama state lease/rental tax on our leases of EGMs in the state as those leases are on federally designated Indian reservation land and because federal Indian trading laws and Indian gaming laws, as well as the U.S. Constitution, preempt application of the rental tax to these transactions with the Indian Tribe. As of June 30, 2021, we have not accrued the amount noted above or any additional amounts of rental tax in Alabama as we do not believe this loss is probable of payment. We plan to dispute the audit findings in the state of Alabama and in accordance with applicable state and local tax procedures and ADOR rules.

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

See Item 1. "Financial Statements" Note 1 for a detailed discussion of our three segments. Each segment’s activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of its product lines. We evaluate the performance of our operating segments based on revenues and segment Adjusted EBITDA, which is defined in the paragraph below.

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

The following provides financial information concerning our reportable segments for the three and six months ended June 30, 2021 and 2020 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues by segment
EGM	$61,193	$13,957	$111,711	$64,312
Table Products	2,830	674	5,586	3,156
Interactive	2,814	2,157	4,899	3,633
Total Revenues	66,837	16,788	122,196	71,101
Adjusted EBITDA by segment
EGM	29,453	(2,191)	53,856	21,181
Table Products	1,448	(126)	2,859	772
Interactive	1,202	1,164	1,710	1,395
Subtotal	32,103	(1,153)	58,425	23,348
Write-downs and other:
Loss on disposal of long-lived assets	120	25	191	74
Impairment of long-lived assets	-	-	653	6
Fair value adjustments to contingent consideration and other items	(56)	794	(56)	794
Depreciation and amortization	18,611	21,521	37,019	45,890
Accretion of placement fees	1,610	1,874	3,316	3,733
Non-cash stock-based compensation expense	3,230	1,442	4,862	2,993
Acquisitions and integration-related costs including restructuring and severance	-	(220)	49	232
Legal and litigation expenses including settlement payments	434	-	632	-
Non-cash charge on capitalized installation and delivery	443	623	918	1,319
Other adjustments	283	1,537	(2)	2,239
Interest expense	11,517	10,894	22,498	19,236
Interest (income)	(276)	(120)	(564)	(172)
Loss on extinguishment and modification of debt	-	3,102	-	3,102
Other (income) expense	(181)	(35)	(34)	4,304
(Loss) income before income taxes	$(3,632)	$(42,590)	$(11,057)	$(60,402)

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

Overview

We are a leading designer and supplier of EGMs and other products and services for the gaming industry. We operate our business in three distinct segments: EGMs, Table Products and Interactive. Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line. Founded in 2005, we historically focused on supplying EGMs, including slot machines, video bingo machines, and other electronic gaming devices, to the Native American gaming market. Since 2014, we have expanded our product line-up to include: (i) Class III EGMs for commercial and Native American casinos permitted to operate Class III EGMs, (ii) table game products and (iii) interactive products, all of which we believe provide us with growth opportunities as we expand in markets where we currently have limited or no presence. For the period ended June 30, 2021, 81% of our total revenue was generated through recurring contracted lease agreements whereby we place EGMs and table game products at our customers’ gaming facilities under either a revenue sharing agreement (we receive a percentage of the revenues that these products generate) or fee-per-day agreement (we receive a daily or monthly fixed fee per EGM or table game product), or recurring revenue from our Interactive gaming operations.

EGM Segment

EGMs constitute our largest segment, representing 91% of our revenue for six months ended June 30, 2021. We have a library of proprietary game titles that we deliver on several state-of-the-art EGM cabinets. These include our premium lease only cabinets Orion Starwall, Orion Curve Premium, and Big Red. Also, our core cabinets that are available for sale and lease include the Orion Portrait, Orion Curve, Orion Slant, Orion Upright and ICON.

We design all of our cabinets with the intention of capturing the attention of players on casino floors while aiming to maximize operator profits. We offer our customers the option of either leasing or purchasing our EGMs and associated gaming systems. Currently, we derive a substantial portion of our revenues from EGMs installed under revenue sharing or fee-per-day lease agreements, also known as “participation” agreements, and we refer to such revenue generation as our “participation model”.

Table Products

In addition to our existing portfolio of EGMs, we also offer our customers more than 50 unique table product offerings, including live felt table games, side bet offerings, progressives, card shufflers, signage, and other ancillary table game equipment. Our table products are designed to enhance the table games section of the casino floor (commonly known as “the pit”). Over the past 10 years, there has been a trend of introducing side bets on blackjack tables to increase the game’s overall hold. Our table products segment offers a full suite of side bets and specialty table games that capitalize on this trend, and we believe that this segment will serve as an important growth engine for the Company, including by generating further cross-selling opportunities with our EGM offerings. As of June 30, 2021, we had an installed base of 4,458 table products domestically and internationally and we believe we are presently a leading supplier of table products to the gaming industry based on number of products placed.

Our Table Products segment focuses on high margin recurring revenue generated by leases. Nearly all of the revenue we generate in this segment is recurring.

Interactive

We operate a Business-to-Business ("B2B") game aggregation platform for many of the world's largest and most prominent online real-money gaming ("RMG") and social casino gaming operators. Through our powerful remote gaming server, we deliver a library of more than 1,000 games, many of which are AGS titles, developed by our internal game-development studios and proven in land-based real-money retail environments. We also partner with a host of industry-leading third-party game developers to offer the best game content across mobile, desktop, and social channels – delivering an exceptional player experience wherever and whenever players want to engage.

We are fully licensed by the UK Gambling Commission, Malta Gaming Authority (MGA), Romanian National Gambling Office (ONJN), New Jersey (DGE), Pennsylvania Gaming Control Board (PGCB), Michigan Gaming Control Board (MGCB), Alcohol, Lotto Quebec, the Gaming Commission of Ontario, and the Gibraltar Regulatory Authority and powered by a global team, with offices and employees in Gibraltar, Isle of Man, Las Vegas, and the UK.

AGS also offers Business-to-Consumer (“B2C”) free-to-play social casino apps that players across the globe can enjoy anytime online or on their mobile device. Our B2C social casino games operate on a free-to-play model, whereby game players may collect virtual currency or other virtual consumable goods (collectively referred to as “virtual goods” or “virtual currency”) free of charge or the player may purchase additional virtual goods. Our social casino library includes over 600 game titles in a variety of different games, including video slots, spinning reels, video poker, blackjack, bingo, and tournaments. Our most popular app, Lucky Play Casino, offers mobile players all the thrills of Vegas casinos. Players can choose from dozens of AGS player-favorite slot games, as well as other casino classics like video poker, blackjack, and bingo. Our apps also feature exciting in-app tournaments, rumbles, VIP bonuses, and unique interactive challenges.

Key Drivers of Our Business

Our revenues are impacted by the following key factors:

•	the amount of money spent by consumers on our revenue share installed base;
•	the amount of the daily fee and selling price of our participation electronic gaming machines;
•	our revenue share percentage with customers;
•	the capital budgets of our customers;
•	the level of replacement of existing electronic gaming machines in existing casinos;
•	expansion of existing casinos;
•	development of new casinos;
•	opening or closure of new gaming jurisdictions both in the United States and internationally;
•	our ability to obtain and maintain gaming licenses in various jurisdictions;
•	the relative competitiveness and popularity of our electronic gaming machines compared to competitive products offered in the same facilities; and
•	general macro-economic factors, including levels of and changes to consumer disposable income and personal consumption spending.

The factors above have been significantly affected by COVID-19 and the related closure of nearly all of our casino customer locations. Due to the business disruption caused by the rapid nationwide spread of the coronavirus and the actions by state and tribal governments and businesses to contain the virus, almost all of the Company’s customers closed their operations during the months of  March and April 2020 and their respective markets have been significantly and adversely impacted. Beginning in May 2020, casinos began to reopen at limited capacity. As of June 30, 2021, most of the Company's customers have reopened at full capacity; there are still some customers who have reopened at limited capacity, and there are some that still remain closed. As a result of the temporary closures of our casino customers, there was a decrease in fiscal year 2020 the amount of money spent by consumers on our revenue shared installed base and the amount of daily fees of our participation EGMs and a slowdown in the expansion of existing casinos or development of new casinos. Specifically, gaming operations revenue and equipment sales decreased during the year ended December 31, 2020 as a result of the temporary closures of our casino customers. Similarly, our EGM and Table Products segment operating results have been disrupted because each segment’s activities including design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of its product's lines have been temporarily halted or significantly reduced. In addition, each segment’s revenue from leasing, licensing and selling products was adversely impacted due to the temporary closures of our casino customers. As a result, the Company took several actions to adapt to the severity of the COVID-19 crisis, which included reduction of expenses and capital purchases. From April to September of 2020, the Company implemented short-term furloughs with retained benefits, company-wide salary reductions, and reduced its workforce by over 10%. Our non-employee directors also agreed to reduce their fees by 50% for the first three quarters of 2020 and to take payment of the fees in stock in lieu of cash.

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

Results of Operations

Three Months Ended June 30, 2021 compared to the Three Months Ended June 30, 2020

The following tables set forth certain selected condensed consolidated financial data for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		$	%
	2021	2020	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$55,039	$10,189	$44,850	440.2%
Equipment sales	11,798	6,599	5,199	78.8%
Total revenues	66,837	16,788	50,049	298.1%
Operating expenses
Cost of gaming operations	9,677	5,495	4,182	76.1%
Cost of equipment sales	5,748	4,162	1,586	38.1%
Selling, general and administrative	16,300	8,609	7,691	89.3%
Research and development	9,009	4,931	4,078	82.7%
Write-downs and other charges	64	819	(755)	(92.2)%
Depreciation and amortization	18,611	21,521	(2,910)	(13.5)%
Total operating expenses	59,409	45,537	13,872	30.5%
Income (loss) from operations	7,428	(28,749)	36,177	(125.8)%
Other expense (income)
Interest expense	11,517	10,894	623	5.7%
Interest income	(276)	(120)	(156)	130.0%
Loss on extinguishment and modification of debt	-	3,102	(3,102)	(100.0)%
Other (income) expense	(181)	(35)	(146)	417.1%
(Loss) income before income taxes	(3,632)	(42,590)	38,958	(91.5)%
Income tax (expense) benefit	(251)	(49)	(202)	412.2%
Net (loss) income	$(3,883)	$(42,639)	$38,756	(90.9)%

Revenues

Gaming Operations.

Gaming operations revenue increased primarily due to an increase in our EGM segment. EGM RPD increased 473.8% compared to the prior year from $4.09 per day to $23.47 per day. In the prior year, the temporary casino closures began in March 2020 caused by the COVID-19 pandemic. Beginning in May 2020, casinos began to reopen at limited capacity. As of June 30, 2021, most of the Company's customers have reopened at full capacity; there are still some customers who have reopened at limited capacity, and there are some that still remain closed. The increases in gaming operations revenue are offset by a decrease in our EGM installed base year over year due to sales of over 1,101 previously leased, lower yielding units to distributors and the sale of 512 units of previously leased VLT EGMs during the last twelve months. Additionally, during the last twelve months, several of our customers reconfigured their slot floors in response to the COVID-19 pandemic and, as a result, removed EGMs from our domestic installed base. Our international EGM installed base also decreased year over year due primarily to the permanent closure of certain casinos in Mexico and removal of machines related to slot floor reconfigurations. The increase in gaming operations revenue is also attributable to a $2.3 million increase in Table Products gaming operations revenue due to the temporary casino closures in the prior year that began in March 2020 caused by the COVID-19 pandemic, and a  $0.7 million increase in our Interactive segment, primarily related to an increase in our RMG revenues.

Equipment Sales.

The increase in equipment sales was primarily due to an increase of 404 EGMs sold year over year. We sold 613 EGM units during the three months ended June 30, 2021, compared to 209 EGM units in the prior year period. EGM equipment sales revenue also includes revenue from the sale of 169 previously leased, lower yielding units to a distributor in the prior year period, which are not included in our sold unit count or domestic average sales price.

Operating Expenses

Cost of gaming operations. The increase in the cost of gaming operations was the result of increased direct expenses and related costs of $2.7 million that are related to the volume of revenue primarily due to increased activity compared to the prior year when the temporary casino closures and limited capacity of re-opened casinos caused by COVID-19 had a significant effect on our operations. The increase was also attributable to a $1.6 million increase in field service-related expenses compared to the prior year period due to increased activity and headcount. The increase was offset by a $0.2 million decrease in inventory valuation-related charges. As a percentage of gaming operations revenue, costs of gaming operations was 17.6% for the three months ended June 30, 2021 compared to 53.9% for the prior year period.

Cost of Equipment Sales. The increase in cost of equipment sales is attributable to the increase in the number of units sold compared to the prior year period, offset by the sale of 169 previously leased units to distributors in the prior year period. As a percentage of equipment sales revenue, costs of equipment sales was 48.7% for the three months ended June 30, 2021 compared to 63.1% for the prior year period, which fluctuated year over year primarily due to the difference in the cost of previously leased units sold in the prior year period.

Selling, general and administrative. The increase in selling, general and administrative expenses is primarily due to a $3.7 million increase in salary and benefit costs and a $1.8 million increase in non-cash stock-based compensation. In the prior year, Management took actions to decrease spending amid the COVID-19 crisis including employee furloughs, reduction in work force and salary reduction. The increase in selling, general and administrative expenses is also attributable to a $0.9 million increase in professional fees, and the remaining increase is primarily attributable to travel and support costs ramping to maintain our current operations.

Research and development. The increase in research and development expense is primarily due to a $3.4 million increase in salaries and benefits. In the prior year, Management took actions to decrease spending amid the COVID-19 crisis including employee furloughs, reduction in work force and salary reduction. The increase is also attributable to a $0.4 million increase in development costs and a $0.2 million increase in professional fees.

Write-downs and other charges. During the three months ended June 30, 2021, the Company recognized $0.1 million in write-downs and other charges primarily related to the disposal of long-lived assets. During the three months ended June 30, 2020, the Company recognized $0.8 million in write-downs and other charges primarily related to fair value adjustments of contingent consideration.

Due to the changing nature of our write-downs and other charges, we describe the composition of the balances as opposed to providing a year over year comparison.

Depreciation and amortization. The decrease was predominantly due to several intangible assets purchased in business combinations that reached the end of their useful lives.

Other Expense, net

Interest expense. The increase in interest expense is predominantly attributable to an increase of $95.0 million in the principal amounts under the incremental first lien credit facilities outstanding for the the three months ended June 30, 2021, compared to only two months during the period ended June 30, 2020, offset by the decrease in the amount outstanding on the revolving credit facility year over year. See Item 1. “Financial Statements” Note 5 for a detailed discussion regarding long-term debt.

Other expense. The increase is other expense is primarily due to the effect of foreign currency fluctuation on trade payables and receivables denominated in foreign currencies.

Income Taxes. The Company's effective income tax rate for the three months ended June 30, 2021, was an expense of 6.9%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended June 30, 2021, is primarily due to changes in our valuation allowance on deferred tax assets. The Company's effective income tax rate for the three months ended June 30, 2020, was an expense of 0.1%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended June 30, 2020, was primarily due to changes in our valuation allowance on deferred tax assets.

Results of Operations

Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020

The following tables set forth certain selected condensed consolidated financial data for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,			$%
	2021	2020	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$99,455	$52,874	$46,581	88.1%
Equipment sales	22,741	18,227	4,514	24.8%
Total revenues	122,196	71,101	51,095	71.9%
Operating expenses
Cost of gaming operations	18,353	15,488	2,865	18.5%
Cost of equipment sales	9,216	9,370	(154)	(1.6)%
Selling, general and administrative	28,908	20,249	8,659	42.8%
Research and development	17,069	13,162	3,907	29.7%
Write-downs and other charges	788	874	(86)	(9.8)%
Depreciation and amortization	37,019	45,890	(8,871)	(19.3)%
Total operating expenses	111,353	105,033	6,320	6.0%
Income from operations	10,843	(33,932)	44,775	(132.0)%
Other expense (income)
Interest expense	22,498	19,236	3,262	17.0%
Interest income	(564)	(172)	(392)	227.9%
Loss on extinguishment and modification of debt	-	3,102	(3,102)	100.0%
Other (income) expense	(34)	4,304	(4,338)	(100.8)%
Loss before income taxes	(11,057)	(60,402)	49,345	(81.7)%
Income tax benefit	(596)	3,344	(3,940)	(117.8)%
Net (loss) income	$(11,653)	$(57,058)	$45,405	(79.6)%

Revenues

Gaming Operations.

Gaming operations revenue increased primarily due to an increase in our EGM segment. EGM RPD increased 103.9% compared to the prior year from $10.38 per day to $21.16 per day. In the prior year, the temporary casino closures began in March 2020 caused by the COVID-19 pandemic. Beginning in May 2020, casinos began to reopen at limited capacity. As of June 30, 2021, most of the Company's customers have reopened at full capacity; there are still some customers who have reopened at limited capacity, and there are some that still remain closed. The increases in gaming operations revenue are offset by a decrease in our EGM installed base year over year due to sales of over 429 previously leased, lower yielding units to distributors during the last six months and 672 units sold in the prior year, and the sale of 512 units of previously leased VLT EGMs. Additionally, during the last twelve months, several of our customers reconfigured their slot floors in response to the COVID-19 pandemic and, as a result, removed EGMs from our domestic installed base. Our international EGM installed base also decreased year over year due primarily to the permanent closure of certain casinos in Mexico and removal of machines related to slot floor reconfigurations. The increase in gaming operations revenue is also attributable to a $2.7 million increase in Table Products gaming operations revenue due to the temporary casino closures in the prior year that began in March 2020 caused by the COVID-19 pandemic, and an increase of $1.3 million in our Interactive segment, primarily related to an increase in our RMG revenues.

Equipment Sales.  The increase in equipment sales was primarily due to an increase of 229 EGMs sold year over year. We sold 902 EGM units during the six months ended June 30, 2021 , compared to 673 EGM units in the prior year period. EGM equipment sales revenue also includes revenue from the sale of previously leased, lower yielding units to a distributor (429 of which were sold in the current period and 564 units were sold during the six months ended June 30, 2020), which are not included in our sold unit count or domestic average sales price.

Operating Expenses

Cost of gaming operations. The increase in the cost of gaming operations was the result of increased direct expenses and related costs of $2.2 million that are related to the volume of revenue primarily due to increased activity compared to the prior year when the temporary casino closures and limited capacity of re-opened casinos caused by COVID-19 had a significant effect on our operations. The increase was also attributable to an increase in field service-related expenses compared to the prior year period by $1.1 million due to increased activity and headcount. The increase was offset by a $0.5 million decrease in inventory valuation-related charges.  As a percentage of gaming operations revenue, costs of gaming operations was 18.5% for the three months ended June 30, 2021 compared to 29.3% for the prior year period.

Cost of Equipment Sales.Cost of equipment sales includes costs of previously leased units that were sold to distributors (429 of which were sold in the current period and 564 units were sold during the six months ended June 30, 2020) which was the cause of the decrease in cost of equipment sales. The decrease is offset by an increase of the number of units sold. As a percentage of equipment sales revenue, costs of equipment sales was 40.5% for the six months ended June 30, 2021 compared to 51.4% for the prior year period, which fluctuated year over year primarily due to the difference in the cost of previously leased units sold in each period.

Selling, general and administrative. The increase in selling, general and administrative expenses is primarily due to a $4.6 million increase in salary and benefit costs and a $1.7 million increase in non-cash stock-based compensation. In the prior year, Management took actions to decrease spending amid the COVID-19 crisis including employee furloughs, reduction in work force and salary reduction. The increase in selling, general and administrative expenses is also attributable to a $0.8 million increase in professional fees, and the remaining increase is primarily attributable to travel and support costs ramping to maintain current operations.

Research and development. The increase in research and development expense is primarily due to a $3.5 million increase in salaries and benefits. In the prior year, Management took actions to decrease spending amid the COVID-19 crisis including employee furloughs, reduction in work force and salary reduction. The increase in research and development expense is also attributable to a $0.5 million increase in development costs.

Write-downs and other charges. During the six months ended June 30, 2021, the Company recognized $0.7 million in write-downs and other charges primarily related to impairment of internally developed gaming titles. During the six months ended June 30, 2020, the Company recognized $0.9 million in write-downs and other charges driven by fair value adjustments to contingent consideration of $0.8 million and losses from the disposal of assets of $0.1 million.

Due to the changing nature of our write-downs and other charges, we describe the composition of the balances as opposed to providing a year over year comparison.

Depreciation and amortization. The decrease was predominantly due to several intangible assets purchased in business combinations that reached the end of their useful lives.

Other Expense, net

Interest expense. The increase in interest expense is predominantly attributable to an increase of $95.0 million in the principal amounts under the incremental first lien credit facilities outstanding for the the six months ended June 30, 2021, compared to only two months during the period ended June 30, 2020, offset by the decrease in the amount outstanding on the revolving credit facility year over year. See Item 1. “Financial Statements” Note 5 for a detailed discussion regarding long-term debt.

Other expense. The decrease is predominantly attributed to the write-off of indemnification receivables of $3.2 million in the prior year as the related liability for uncertain tax positions was also written-off due to the lapse in the statute of limitations. The decrease is also due to a lesser extent, the effect of foreign currency fluctuation on trade payables and receivables denominated in foreign currencies.

Income Taxes. The Company's effective income tax rate for the six months ended June 30, 2021, was an expense of 5.4%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the six months ended June 30, 2021, is primarily due to changes in our valuation allowance on deferred tax assets. The Company's effective income tax rate for the six months ended June 30, 2020, was a benefit of 5.5%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the six months ended June 30, 2020 was primarily due to changes in our valuation allowance on deferred tax assets, various permanent items and lapse in the applicable statute of limitations for certain uncertain tax positions.

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

The tables below present each of the Adjusted Expenses and include a reconciliation to the nearest GAAP measure.

Electronic Gaming Machines

Three Months Ended June 30, 2021 compared to the Three Months Ended June 30, 2020

	Three Months Ended June 30,		$	%
(amounts in thousands, except unit data)	2021	2020	Change	Change
EGM segment revenues:
Gaming operations	$49,432	$7,535	$41,897	556.0%
Equipment sales	11,761	6,422	5,339	83.1%
Total EGM revenues	61,193	13,957	47,236	338.4%

EGM segment expenses and adjusted expenses:
Cost of gaming operations(1)	8,999	4,888	4,111	84.1%
Less: Adjustments(2)	487	1,565	(1,078)	(68.9)%
Adjusted cost of gaming operations	8,512	3,323	5,189	156.2%

Cost of equipment sales	5,743	4,156	1,587	38.2%

Selling, general and administrative	14,934	7,971	6,963	87.4%
Less: Adjustments(3)	3,149	992	2,157	217.4%
Adjusted cost of selling, general and administrative	11,785	6,979	4,806	68.9%

Research and development	7,832	4,156	3,676	88.5%
Less: Adjustments(4)	522	592	(70)	(11.8)%
Adjusted cost of research and development	7,310	3,564	3,746	105.1%

Accretion of placement fees	1,610	1,874	(264)	(14.1)%

EGM Adjusted EBITDA	$29,453	$(2,191)	$31,644	N/A

EGM unit information:
VLT	-	512	(512)	(100.0)%
Class II	11,317	12,449	(1,132)	(9.1)%
Class III	4,129	4,833	(704)	(14.6)%
Domestic installed base, end of period	15,446	17,794	(2,348)	(13.2)%
International installed base, end of period	7,879	7,969	(90)	(1.1)%
Total installed base, end of period	23,325	25,763	(2,438)	(9.5)%

Installed base - Oklahoma	8,054	9,562	(1,508)	(15.8)%
Installed base - non-Oklahoma	7,392	8,232	(840)	(10.2)%
Domestic installed base, end of period	15,446	17,794	(2,348)	(13.2)%

Domestic revenue per day	$33.11	$5.96	$27.15	455.5%
International revenue per day	$4.66	$0.02	$4.64	N/A
Total revenue per day	$23.47	$4.09	$19.38	473.8%

Domestic EGM units Sold	613	147	466	317.0%
Total EGM units Sold	613	209	404	193.3%
Domestic average sales price	$16,902	$19,646	$(2,744)	(14.0)%

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

Gaming Operations Revenue

In the prior year, the temporary casino closures began in March 2020 caused by the COVID-19 pandemic. Beginning in May 2020, casinos began to reopen at limited capacity. As of June 30, 2021, most of the Company's customers have reopened at full capacity; there are still some customers who have reopened at limited capacity, and there are some that still remain closed. The increases in gaming operations revenue are offset by a decrease in our EGM installed base year over year due to sales of over 1,101 previously leased, lower yielding units to distributors during the last twelve months and the sale of 512 units of previously leased VLT EGMs. Additionally, during the last twelve months, several of our customers reconfigured their slot floors in response to the COVID-19 pandemic and, as a result, removed EGMs from our domestic installed base. Our international EGM installed base also decreased year over year due primarily to the permanent closure of certain casinos in Mexico and removal of machines related to slot floor reconfigurations.

Equipment Sales

The increase in equipment sales was primarily due to an increase of 404 EGMs sold year over year. We sold 613 EGM units during the three months ended June 30, 2021, compared to 209 EGM units in the prior year period. EGM equipment sales revenue also includes revenue from the sale of 169 previously leased, lower yielding units to a distributor in the prior year period, which are not included in our sold unit count or domestic average sales price.

EGM Adjusted EBITDA

EGM Adjusted EBITDA includes revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write-downs and other charges, accretion of placement fees, as well as other costs. See Item 1. “Financial Statements” Note 13 for further explanation of adjustments. The increase in EGM Adjusted EBITDA is attributable to the increase in revenue described above and cost of equipment sales offset by an increase in operating expenses. EGM Adjusted EBITDA margin was 48.1% and -15.7% for the three months ended June 30, 2021 and 2020, respectively, reflecting the significant disruption in the prior year caused by the COVID-19 pandemic.

Electronic Gaming Machines

Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020

	Six Months Ended June 30,		$	%
(amounts in thousands except unit data)	2021	2020	Change	Change
EGM segment revenues:
Gaming operations	$89,036	$46,420	$42,616	91.8%
Equipment sales	22,675	17,892	4,783	26.7%
Total EGM revenues	111,711	64,312	47,399	73.7%

EGM segment expenses and adjusted expenses:
Cost of gaming operations(1)	16,931	14,164	2,767	19.5%
Less: Adjustments(2)	928	2,728	(1,800)	(66.0)%
Adjusted cost of gaming operations	16,003	11,436	4,567	39.9%

Cost of equipment sales	9,194	9,288	(94)	(1.0)%

Selling, general and administrative	26,292	18,597	7,695	41.4%
Less: Adjustments(3)	3,903	2,120	1,783	84.1%
Adjusted cost of selling, general and administrative	22,389	16,477	5,912	35.9%

Research and development	14,791	11,074	3,717	33.6%
Less: Adjustments(4)	1,206	1,411	(205)	(14.5)%
Adjusted cost of research and development	13,585	9,663	3,922	40.6%

Accretion of placement fees	3,316	3,733	(417)	(11.2)%

EGM Adjusted EBITDA	$53,856	$21,181	$32,675	154.3%

EGM unit information:
VLT	-	512	(512)	(100.0)%
Class II	11,317	12,449	(1,132)	(9.1)%
Class III	4,129	4,833	(704)	(14.6)%
Domestic installed base, end of period	15,446	17,794	(2,348)	(13.2)%
International installed base, end of period	7,879	7,969	(90)	(1.1)%
Total installed base, end of period	23,325	25,763	(2,438)	(9.5)%

Installed base - Oklahoma	8,054	9,562	(1,508)	(15.8)%
Installed base - non-Oklahoma	7,392	8,232	(840)	(10.2)%
Domestic installed base, end of period	15,446	17,794	(2,348)	(13.2)%

Domestic revenue per day	$30.08	$13.59	$16.49	121.3%
International revenue per day	$3.92	$3.48	$0.44	12.6%
Total revenue per day	$21.16	$10.38	$10.78	103.9%

Domestic EGM units sold	902	573	329	57.4%
Total EGM units sold	902	673	229	34.0%
Domestic average sales price	$17,100	$18,098	$(998)	(5.5)%

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

Gaming Operations Revenue

Gaming operations revenue increased primarily due to an increase in our EGM RPD compared to the prior year. In the prior year, the temporary casino closures began in March 2020 caused by the COVID-19 pandemic. Beginning in May 2020 , casinos began to reopen at limited capacity. As of June 30, 2021, most of the Company's customers have reopened at full capacity; there are still some customers who have reopened at limited capacity, and there are some that still remain closed.  The increases in gaming operations revenue are offset by a decrease in our EGM installed base year over year due to sales of over 429 previously leased, lower yielding units to distributors during the last six months and 672 units sold in the prior year, and the sale of 512 units of previously leased VLT EGMs. Additionally, during the last twelve months, several of our customers reconfigured their slot floors in response to the COVID-19 pandemic and, as a result, removed EGMs from our domestic installed base. Our international EGM installed base also decreased year over year due primarily to the permanent closure of certain casinos in Mexico and removal of machines related to slot floor reconfigurations.

Equipment Sales.

The increase in equipment sales was primarily due to an increase of 229 EGMs sold year over year. We sold 902 EGM units during the six months ended June 30, 2021 , compared to 673 EGM units in the prior year period. EGM equipment sales revenue also includes revenue from the sale of previously leased, lower yielding units to a distributor (429 of which were sold in the current period and 564 units were sold during the six months ended June 30, 2020), which are not included in our sold unit count or domestic average sales price.

EGM Adjusted EBITDA

EGM Adjusted EBITDA includes revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write-downs and other charges, accretion of placement fees, as well as other costs. See Item 1. “Financial Statements” Note 13 for further explanation of adjustments. The increase in EGM Adjusted EBITDA is attributable to the increase in revenue described above and cost of equipment sales offset by an increase in operating expenses. EGM Adjusted EBITDA margin was 48.2% and 32.9% for the six months ended June 30, 2021 and 2020, respectively, reflecting a greater mix of higher-margin lease revenues, the sale of previously leased, lower-yielding Oklahoma units to distributors with modest offsetting costs, and management's actions to reduce operating expenses and other costs in response to the COVID-19 crisis.

Table Products

Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020

	Three Months Ended June 30,		$	%
(amounts in thousands, except unit data)	2021	2020	Change	Change
Table Products segment revenues:
Gaming operations	$2,793	$497	$2,296	462.0%
Equipment sales	37	177	(140)	(79.1)%
Total Table Products revenues	2,830	674	2,156	319.9%

Table Products segment expenses and adjusted expenses:
Cost of gaming operations(1)	185	196	(11)	(5.6)%
Less: Adjustments(2)	73	150	(77)	(51.3)%
Adjusted cost of gaming operations	112	46	66	143.5%

Cost of equipment sales	5	6	(1)	(16.7)%

Selling, general and administrative	753	302	451	149.3%
Less: Adjustments(3)	77	31	46	148.4%
Adjusted cost of selling, general and administrative	676	271	405	149.4%

Research and development	611	493	118	23.9%
Less: Adjustments(4)	22	16	6	37.5%
Adjusted cost of research and development	589	477	112	23.5%

Table Products Adjusted EBITDA	$1,448	$(126)	$1,574	N/A

Table Products unit information:
Table products installed base, end of period	4,458	3,962	496	12.5%
Average monthly lease price	$207	$42	$165	392.9%

(1) Exclusive of depreciation and amortization.

(2) Adjustments to cost of gaming operation include non-cash stock compensation expense and non-cash charges on capitalized installation and delivery.

(3) Adjustments to selling, general and administrative expense include non-cash stock compensation expense, and other adjustments.

(4) Adjustments to research and development costs include non-cash stock compensation expense

Gaming Operations Revenue

The increase in Table Products gaming operations revenue is attributable to the temporary casino closures that took place in the prior year due to the COVID-19 pandemic and an increase in the Table Products installed base. The continuing success of our progressives such as Super 4, Blackjack Match, and Royal 9, are the primary drivers of the increase in the Table Products installed base compared to the prior year period.

Equipment Sales

The decrease in equipment sales is primarily due to a lower number of table game signage and shuffler sales in the current year period. The prior year period included the sale of plexiglass shields and other parts sales to assist our casino customers to reopen safely.

Tables Products Adjusted EBITDA

Table Products Adjusted EBITDA includes the revenues and operating expenses from the Table Products segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 13 for further explanation of adjustments. The increase in Table Products Adjusted EBITDA is attributable to the increase in gaming operations revenue and offset by an increase in operating expenses primarily related to an increase in salaries and benefits costs.

Table Products

Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020

	Six Months Ended June 30,			$%
(amounts in thousands, except unit data)	2021	2020	Change	Change
Table Products segment revenues:
Gaming operations	$5,520	$2,821	$2,699	95.7%
Equipment sales	66	335	(269)	(80.3)%
Total Table Products revenues	5,586	3,156	2,430	77.0%

Table Products segment expenses and adjusted expenses:
Cost of gaming operations(1)	408	488	(80)	(16.4)%
Less: Adjustments(2)	171	317	(146)	(46.1)%
Adjusted cost of gaming operations	237	171	66	38.6%

Cost of equipment sales	22	82	(60)	(73.2)%

Selling, general and administrative	1,378	866	512	59.1%
Less: Adjustments(3)	115	74	41	55.4%
Adjusted cost of selling, general and administrative	1,263	792	471	59.5%

Research and development	1,217	1,375	(158)	(11.5)%
Less: Adjustments(4)	12	36	(24)	(66.7)%
Adjusted cost of research and development	1,205	1,339	(134)	(10.0)%

Table Products Adjusted EBITDA	$2,859	$772	$2,087	270.3%

Table Products unit information:
Table products installed base, end of period	4,458	3,962	496	12.5%
Average monthly lease price	$208	$119	$89	74.8%

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

Gaming Operations Revenue

The increase in Table Products gaming operations revenue is attributable to the temporary casino closures that took place in the prior year due to the COVID-19 pandemic and the increase in the Table Products installed base. The continuing success of our progressives such as Super 4, Blackjack Match, and Royal 9, are the primary drivers of the increase in the Table Products installed base compared to the prior year period.

Equipment Sales

The decrease in equipment sales is primarily due to a lower number of table game signage and shuffler sales in the current year period. The prior year period included the sale of plexiglass shields and other parts sales to assist our casino customers to reopen safely.

Tables Products Adjusted EBITDA

Table Products Adjusted EBITDA includes the revenues and operating expenses from the Table Products segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 13 for further explanation of adjustments. The increase in Table Products Adjusted EBITDA is attributable to the increase in gaming operations revenue and offset by an increase in operating expenses primarily related to an increase in salaries and benefits costs.

Interactive

Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020

	Three Months Ended June 30,		$	%
(amounts in thousands)	2021	2020	Change	Change
Interactive segment revenue:
Social gaming revenue	$580	$1,095	$(515)	(47.0)%
Real-money gaming revenue	2,234	1,062	1,172	110.4%
Total Interactive revenue	2,814	2,157	657	30.5%

Interactive segment expenses and adjusted expenses:
Cost of gaming operations(1)	493	411	82	20.0%

Selling, general and administrative	613	336	277	82.4%
Less: Adjustments(2)	45	28	17	60.7%
Adjusted cost of selling, general and administrative	568	308	260	84.4%

Research and development	566	282	284	100.7%
Less: Adjustments(3)	15	8	7	87.5%
Adjusted cost of research and development	551	274	277	101.1%

Interactive Adjusted EBITDA	$1,202	$1,164	$38	3.3%

(1) Exclusive of depreciation and amortization.

(2) Adjustments to selling, general and administrative expense include non-cash stock compensation expense, legal and litigation expenses including settlement payments, and other adjustments.

(3) Adjustments to research and development costs include non-cash stock compensation expense.

Gaming Operations Revenue

The increase in gaming operations revenue is primarily attributable to an increase of $1.2 million in RMG revenue in the current period primarily due to an increase in the number of customers and games year over year as well as the addition of our land-based content on the AxSys Games Marketplace platform. The increase in RMG is attributable to the increased revenue from the states of Michigan, New Jersey and Pennsylvania. The increase in gaming operations revenue is partially offset by a $0.5 million decrease in social gaming revenue in the current period.

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

Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020

	Six Months Ended June 30,			$%
(amounts in thousands)	2021	2020	Change	Change
Interactive segment revenue:
Social gaming revenue	$1,289	$1,917	$(628)	(32.8)%
Real-money gaming revenue	3,610	1,716	1,894	110.4%
Total Interactive revenue	4,899	3,633	1,266	34.8%

Interactive segment expenses and adjusted expenses:
Cost of gaming operations(1)	1,014	836	178	21.3%

Selling, general and administrative	1,238	786	452	57.5%
Less: Adjustments(2)	105	75	30	40.0%
Adjusted cost of selling, general and administrative	1,133	711	422	59.4%

Research and development	1,061	713	348	48.8%
Less: Adjustments(3)	19	22	(3)	(13.6)%
Adjusted cost of research and development	1,042	691	351	50.8%

Interactive Adjusted EBITDA	$1,710	$1,395	$315	22.6%

(1) Exclusive of depreciation and amortization.

(2) Adjustments to selling, general and administrative expense include non-cash stock compensation expense, legal and litigation expenses including settlement payments, and other adjustments.

(3) Adjustments to research and development costs include non-cash stock compensation expense.

Gaming Operations Revenue

The increase in gaming operations revenue is primarily attributable to an increase of $1.9 million in RMG revenue in the current period primarily due to an increase in the number of customers and games year over year as well as the addition of our land-based content on the AxSys Games Marketplace platform. The increase in RMG is attributable to the increased revenue from the states of Michigan, New Jersey and Pennsylvania. The increase in gaming operations revenue is partially offset by a $0.6 million decrease in social gaming revenue in the current period.

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

TOTAL ADJUSTED EBITDA RECONCILIATION TO NET LOSS

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

The following tables reconcile net loss to total Adjusted EBITDA (amounts in thousands):

Three Months Ended June 30, 2021 compared to the Three Months Ended June 30, 2020

	Three Months Ended June 30,		$	%
	2021	2020	Change	Change
Net (loss) income	$(3,883)	$(42,639)	$38,756	(90.9)%
Income tax (benefit) expense	251	49	202	412.2%
Depreciation and amortization	18,611	21,521	(2,910)	(13.5)%
Other expense	(181)	(35)	(146)	417.1%
Interest income	(276)	(120)	(156)	130.0%
Interest expense	11,517	10,894	623	5.7%
Loss on extinguishment and modification of debt	-	3,102	(3,102)	(100.0)%
Write-downs and other(1)	64	819	(755)	(92.2)%
Other adjustments(2)	283	1,537	(1,254)	(81.6)%
Other non-cash charges(3)	2,053	2,497	(444)	(17.8)%
Legal and litigation expenses including settlement payments(4)	434	-	434	100.0%
Acquisitions and integration-related costs including restructuring and severance(5)	-	(220)	220	(100.0)%
Non-cash stock-based compensation(6)	3,230	1,442	1,788	124.0%
Total Adjusted EBITDA	$32,103	$(1,153)	$33,256	N/A

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

(6) Non-cash stock-based compensation includes non-cash compensation expense related to grants of options, restricted stock, and other equity awards.

Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020

	Six Months Ended June 30,			$%
	2021	2020	Change	Change
Net (loss) income	$(11,653)	$(57,058)	$45,405	(79.6)%
Income tax (benefit) expense	596	(3,344)	3,940	(117.8)%
Depreciation and amortization	37,019	45,890	(8,871)	(19.3)%
Other expense	(34)	4,304	(4,338)	(100.8)%
Interest income	(564)	(172)	(392)	227.9%
Interest expense	22,498	19,236	3,262	17.0%
Loss on extinguishment and modification of debt	-	3,102	(3,102)	(100.0)%
Write-downs and other(1)	788	874	(86)	(9.8)%
Other adjustments(2)	(2)	2,239	(2,241)	(100.1)%
Other non-cash charges(3)	4,234	5,052	(818)	(16.2)%
Legal and litigation expenses including settlement payments(4)	632	-	632	N/A
Acquisitions and integration-related costs including restructuring and severance(5)	49	232	(183)	(78.9)%
Non-cash stock-based compensation(6)	4,862	2,993	1,869	62.4%
Total Adjusted EBITDA	$58,425	$23,348	$35,077	150.2%

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

LIQUIDITY AND CAPITAL RESOURCES

We expect that primary ongoing liquidity requirements for the next twelve months after the Condensed Consolidated Financial Statements are issued will be for operating capital expenditures, working capital, debt servicing, game development and other customer acquisition activities. We expect to finance these liquidity requirements through a combination of cash on hand, additional financing, and cash flows from operating activities.

Part of our overall strategy includes consideration of expansion opportunities into underserved markets and acquisition and other strategic opportunities that may arise periodically. We may require additional funds in order to execute on such strategic growth, and may incur additional debt or issue additional equity to finance any such transactions. We cannot assure you that we will be able to obtain such debt or issue any such additional equity on acceptable terms or at all.

As a result of the business disruption caused by the rapid nationwide spread of the coronavirus and the actions by state and tribal governments and businesses to contain the virus, the Company took several actions took several actions to adapt to the severity of the COVID-19 crisis, which included reduction of expenses and capital purchases. From April to September of 2020, the Company implemented short-term furloughs with retained benefits, company-wide salary reductions, and reduced its workforce by over 10%. Our non-employee directors also agreed to reduce their fees by 50% for the first three quarters of 2020 and to take payment of the fees in stock in lieu of cash. Beginning in May 2020, casinos began to reopen at limited capacity. As of June 30, 2021, most of the Company's customers have reopened at full capacity; there are still some customers who have reopened at limited capacity, and there are some that still remain closed.

As of June 30, 2021, the Company had $88.7 million in cash and cash equivalents and $30.0 million available to draw under its revolving credit facility. Under the First Lien Credit Agreement (defined below Item 1. "Financial Statements" Note 5), the Company was required to comply with certain financial covenants at the end of each calendar quarter, including to maintain a maximum net first lien leverage ratio of 6.0 to 1.0. On May 1, 2020, the Company entered into an Incremental Assumption and Amendment Agreement No. 4 ("Amendment No. 4") which amended its First Lien Credit Agreement to, among other things, during the period beginning on May 1, 2020, and ending on the date on which the Company delivers a compliance certificate with respect to the fiscal quarter ending December 31, 2021 (unless earlier terminated by the Company), make certain modifications to the negative covenants set forth in the First Lien Credit Agreement and, solely for purposes of determining compliance with the financial covenant during the first three quarters of 2021, the calculation of EBITDA. These modifications to the calculation of EBITDA are applicable for the period ended June 30, 2021. As a result of Amendment No. 4, and based on the Company's projected operating results for the next twelve months, the Company expects that it will be in compliance with its covenants under the First Lien Credit Agreement for at least the next twelve months after the financial statements are issued. Pursuant to the terms of Amendment No. 4, the Company incurred incremental term loans in an aggregate principal amount of $95.0 million, of which the Company received $83.3 million in net proceeds (after original issue discount and related fees, which is described in Item 1. "Financial Statements" Note 5). The incremental term loans incurred pursuant to Amendment No. 4 bear interest at a rate equal to, at the Borrower's option, either LIBOR or the base rate, subject to an interest rate floor plus an applicable margin of 13.0% for LIBOR loans and 12.0% for base rate loans. Any voluntary prepayment of the incremental term loans incurred pursuant to Amendment No. 4 during the first two years after May 1, 2020 will be subject to a customary “make-whole” premium. On or after  May 1, 2022 and prior to  November 1, 2022, a voluntary prepayment of the incremental term loans incurred pursuant to Amendment No. 4 will be accompanied by a 1.00% payment premium. Other than described above, the incremental term loans have the same terms applicable to the outstanding term loans under the First Lien Credit Agreement. As a result of the additional financing, along with cash and cash equivalents on hand as of June 30, 2021, Management believes that the Company has sufficient liquidity to fund its operating requirements and meet its obligations as they become due for at least the next twelve months after the financial statements are issued.

Indebtedness

First Lien Credit Facilities

On June 6, 2017 (the “Closing Date”), AP Gaming I, LLC (the “Borrower”), a wholly owned indirect subsidiary of the Company, entered into a first lien credit agreement (“the First Lien Credit Agreement”), providing for $450.0 million in term loans and a $30.0 million revolving credit facility (the “First Lien Credit Facilities”). The proceeds of the term loans were used primarily to repay the Company's then existing term loans, other indebtedness, to pay for the fees and expenses incurred in connection with the foregoing and otherwise for general corporate purposes. The full amount of the revolving credit facility was drawn on March 19, 2020 as a precautionary measure in order to increase the Company’s cash position and facilitate financial flexibility in light of the uncertainty in the global markets resulting from the COVID-19 outbreak. The full amount of the revolving credit facility was repaid in October 2020 and remains available for the Company to draw upon in the future. The term loans will mature on February 15, 2024, and the revolving credit facility was amended on August 4, 2021 to extend its maturity to November 6, 2023. The term loans require scheduled quarterly payments in amounts equal to 0.25% of the original aggregate principal amount of the term loans, with the balance due at maturity.  Borrowings under the term loans and revolving credit facility bear interest at a rate equal to, at the Borrower’s option, either LIBOR or the base rate, subject to an interest rate floor plus an applicable margin rate. In addition, on a quarterly basis, the Borrower is required to pay each lender under the revolving credit facility a commitment fee in respect of any unused commitments thereunder at a rate of 0.50% per annum.

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

On May 1, 2020, the Borrower entered into Amendment No. 4 to the First Lien Credit Agreement that provided for covenant relief (as described in Item 1. "Financial Statements" Note 1) as well as $95.0 million in incremental term loans of which the net proceeds received by the Company were $83.3 million after original issue discount and related fees. The incremental term loans are subject to an interest rate of LIBOR plus 13% and the agreement also provides that any refinancing of the term loans through the issuance of certain debt or any repricing amendment resulting in a lower yield occurring at any time during the first two years after May 1, 2020 will be accompanied by a Make-Whole Premium as defined in the agreement that includes a premium or fee as well as the required payment of any unpaid interest that would have been paid through May 1, 2022. For six months following this two year period, a prepayment of the loans will be accompanied by a 1.00% payment premium or fee. Other than described above, the incremental term loans continue to have the same terms as provided under the Existing Credit Agreement.

As of June 30, 2021, we were in compliance with the required covenants of our debt instruments. See Item 1. “Financial Statements” Note 1 “Liquidity and Financing” for a description of a change to our financial covenants for future periods.

Finance Leases

The Company has entered into leases for vehicles and equipment that are accounted for as finance leases.

The following table summarizes our historical cash flows (in thousands):

	Six Months Ended June 30,
	2021	2020	Change
Cash Flow Information:
Net cash provided by operating activities	$35,893	$7,867	$28,026
Net cash used in investing activities	(21,379)	(17,063)	$(4,316)
Net cash (used in) provided by financing activities	(7,525)	109,113	$(116,638)
Effect of exchange rates on cash and cash equivalents	10	(10)	$20
Net increase in cash, cash equivalents and restricted cash	$6,999	$99,907	$(92,908)

Operating activities

The increase in cash is primarily attributable to the decrease in net loss primarily due to casino closures from Mid-March through April of 2020 and partial re-openings at limited capacity starting from May 2020 due to COVID-19, compared to most of the Company's customers being reopened at full capacity at June 30, 2021, offset by better collections of accounts receivable in the prior period.

Investing activities

The increase in cash used in investing activities was primarily due to a $6.1 million increase in purchases of property plant and equipment, a $1.7 million increase in software development, offset by a $2.6 million decrease in customer note receivables and a $1.0 million decrease in purchases of intangibles.

Financing activities

Net cash used in financing activities for the six months ended June 30, 2021, was $7.5 million compared to net cash provided by financing activities of $109.1 million for the six months ended June 30, 2020, representing a decrease in cash of $116.6 million which is primarily attributable to the borrowing on the revolving credit facility of $30.0 million in the prior year period and proceeds from incremental term loans of $83.3 million which consist of $92.2 million of gross proceeds net of $5.8 million of deferred loan costs and $3.1 million of loss on modification that was immediately expensed.

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

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020. There were no material changes to our policies during the six months ended June 30, 2021.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See related disclosure at Item 1. “Financial Statements”, Note 1 “Description of the Business and Summary of Significant Accounting Policies.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates. Our primary exposure to market risk is interest rate risk associated with our long-term debt, which accrues interest at variable rates. Certain of our debt instruments accrue interest at LIBOR or the base rate, at our election, subject to an interest rate floor plus an applicable margin rate. In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt and equity capital to sustain our operations. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. As of June 30, 2021, less than 1% of our debt were fixed-rate instruments. Assuming a constant outstanding balance for our variable-rate long term debt, a hypothetical 1% decrease in interest rates would not decrease interest expense given our LIBOR floor on related debt, while a hypothetical 1% increase in interest rates would increase interest expense approximately $6.2 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1. LEGAL PROCEEDINGS

We are party to various claims and legal actions that arise in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material adverse effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 1A. RISK FACTORS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On August 4, 2021 (the “Closing Date”), AP Gaming I, LLC (the “Borrower”), a wholly owned indirect subsidiary of PlayAGS, Inc. (the “Company”), entered into that certain Amendment Agreement No. 5 (the “Credit Agreement Amendment”), by and among AP Gaming Holdings, LLC (“Holdings”), the Borrower, as borrower, each subsidiary loan party listed on the signature pages thereto, Jefferies Finance LLC, as administrative agent (the “Administrative Agent”) and the lenders party thereto, which amends and restates that certain First Lien Credit Agreement, dated as of June 6, 2017 (as amended on December 6, 2017, as amended and restated on February 7, 2018, as amended and restated on October 5, 2018, as amended on August 30, 2019, as amended and restated on May 1, 2020, and as further amended, restated, supplemented or otherwise modified from time to time prior to the Closing Date, the “Existing Credit Agreement”), by and among the Borrower, as borrower, Holdings, the lenders party thereto and the Administrative Agent (as amended by the Credit Agreement Amendment, the “Amended Credit Agreement”). On the Closing Date, pursuant to the Credit Agreement Amendment, the Borrower extended the maturity date of its existing $30 million first lien revolving credit facility (as extended, the “Extended First Lien Revolving Credit Facility”) to November 6, 2023.

Other than as described above, the loans under the Amended Credit Agreement continue to have the same terms as provided under the Existing Credit Agreement. Additionally, the parties to the Amended Credit Agreement continue to have the same obligations set forth in the Existing Credit Agreement.

ITEM 6. EXHIBITS

(a). Exhibits

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

PlayAGS, Inc.

Date:	August 5, 2021	By:	/s/ KIMO AKIONA
		Name:	Kimo Akiona
		Title:	Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)