Form 10-Q
period 2021-09-30
PlayAGS, Inc.
filed 2021-11-04
CIK 1593548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarter ended September 30, 2021

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

As of November 2, 2021, there were 36,928,703 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLAYAGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$87,844	$81,689
Restricted cash	20	20
Accounts receivable, net of allowance of $2,090 and $2,077, respectively	51,879	41,743
Inventories	27,805	26,902
Prepaid expenses	8,069	4,210
Deposits and other	8,283	4,704
Total current assets	183,900	159,268
Property and equipment, net	75,263	81,040
Goodwill	285,464	286,042
Intangible assets	166,047	187,644
Deferred tax asset	6,358	6,762
Operating lease assets	11,371	9,763
Other assets	9,096	10,259
Total assets	$737,499	$740,778

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$11,596	$9,547
Accrued liabilities	36,208	26,325
Current maturities of long-term debt	6,883	7,031
Total current liabilities	54,687	42,903
Long-term debt	599,863	601,560
Deferred tax liability, non-current	2,222	2,254
Operating lease liabilities, long-term	10,949	9,497
Other long-term liabilities	23,396	30,781
Total liabilities	691,117	686,995
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock at $0.01 par value; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value; 450,000,000 shares authorized at September 30, 2021 and at December 31, 2020; and 36,886,287 and 36,494,002 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively.	369	364
Additional paid-in capital	388,486	379,917
Accumulated deficit	(335,799)	(321,412)
Accumulated other comprehensive loss	(6,674)	(5,086)
Total stockholders’ equity	46,382	53,783
Total liabilities and stockholders’ equity	$737,499	$740,778

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(amounts in thousands, except per share data)

 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Gaming operations	$53,231	$36,299	$152,686	$89,173
Equipment sales	14,046	12,985	36,787	31,212
Total revenues	67,277	49,284	189,473	120,385
Operating expenses
Cost of gaming operations(1)	9,641	8,268	27,994	23,756
Cost of equipment sales(1)	6,805	3,981	16,021	13,351
Selling, general and administrative	15,913	10,862	44,821	31,111
Research and development	9,269	6,180	26,338	19,342
Write-downs and other charges	197	1,932	985	2,806
Depreciation and amortization	18,441	20,463	55,460	66,353
Total operating expenses	60,266	51,686	171,619	156,719
Income (loss) from operations	7,011	(2,402)	17,854	(36,334)
Other expense (income)
Interest expense	10,700	11,330	33,198	30,566
Interest income	(263)	(671)	(827)	(843)
Loss on extinguishment and modification of debt	-	-	-	3,102
Other expense (income)	1,126	(311)	1,092	3,993
(Loss) income before income taxes	(4,552)	(12,750)	(15,609)	(73,152)
Income tax benefit (expense)	2,723	1,672	2,127	5,016
Net (loss) income	(1,829)	(11,078)	(13,482)	(68,136)
Foreign currency translation adjustment	(1,612)	1,375	(1,588)	(6,234)
Total comprehensive (loss) income	$(3,441)	$(9,703)	$(15,070)	$(74,370)

Basic and diluted loss per common share:
Basic	(0.05)	(0.31)	(0.37)	(1.91)
Diluted	(0.05)	(0.31)	(0.37)	(1.91)
Weighted average common shares outstanding:
Basic	36,725	35,647	36,608	35,598
Diluted	36,725	35,647	36,608	35,598

(1) exclusive of depreciation and amortization

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Common stock
Balance, beginning of period	$367	$356	$364	$355
Vesting of restricted stock	2	1	5	2
Balance of common stock, end of period	369	357	369	357
Additional paid-in capital
Balance, beginning of period	384,776	374,461	379,917	371,311
Stock option exercises	-	-	-	158
Stock-based compensation expense	3,712	1,733	8,574	4,726
Vesting of restricted stock	(2)	(1)	(5)	(2)
Balance of additional paid-in capital, end of period	388,486	376,193	388,486	376,193
Accumulated deficit
Balance, beginning of period	(333,853)	(292,892)	(321,412)	(235,474)
Net loss	(1,829)	(11,078)	(13,482)	(68,136)
Restricted stock vesting and withholding	(117)	(123)	(905)	(483)
Balance of accumulated deficit, end of period	(335,799)	(304,093)	(335,799)	(304,093)
Accumulated other comprehensive loss
Balance, beginning of period	(5,062)	(10,017)	(5,086)	(2,408)
Foreign currency translation adjustment	(1,612)	1,375	(1,588)	(6,234)
Balance of accumulated other comprehensive loss, end of period	(6,674)	(8,642)	(6,674)	(8,642)
Total stockholders' equity	$46,382	$63,815	$46,382	$63,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net (loss) income	$(13,482)	$(68,136)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	55,460	66,353
Accretion of contract rights under development agreements and placement fees	4,916	5,643
Amortization of deferred loan costs and discount	3,439	2,538
Stock-based compensation expense	8,856	4,726
Provision (benefit) for bad debts	313	1,133
Loss on disposition of long-lived assets	388	2,004
Impairment of assets	653	6
Fair value adjustment of contingent consideration	(56)	796
Provision for deferred income tax (benefit)	159	(518)
Changes in assets and liabilities that relate to operations:
Accounts receivable	(10,646)	19,391
Inventories	945	5,840
Prepaid expenses	(3,862)	(1,463)
Deposits and other	(3,565)	667
Other assets, non-current	3,054	1,955
Accounts payable and accrued liabilities	7,625	(21,216)
Net cash provided by operating activities	54,197	19,719
Cash flows from investing activities
Customer notes receivable	-	(4,690)
Proceeds from payments on customer notes receivable	-	279
Purchase of intangible assets	-	(1,414)
Software development and other expenditures	(11,329)	(8,004)
Proceeds from disposition of assets	35	32
Purchases of property and equipment	(24,938)	(12,196)
Net cash used in investing activities	(36,232)	(25,993)
Cash flows from financing activities
Repayment of first lien credit facilities	(4,040)	(4,040)
Repayment of incremental term loans	(713)	(238)
Payment of financed placement fee obligations	(3,690)	(4,179)
Proceeds from incremental term loans	-	92,150
Borrowing on revolver	-	30,000
Payment of deferred loan costs	(848)	(5,744)
Payments of previous acquisition obligation	(416)	(292)
Payments on finance leases and other obligations	(1,195)	(1,012)
Repurchase of stock	(905)	(483)
Proceeds from stock option exercise	-	158
Net cash (used in) provided by financing activities	(11,807)	106,320
Effect of exchange rates on cash and cash equivalents	(3)	(8)
Net increase in cash, cash equivalents and restricted cash	6,155	100,038
Cash, cash equivalents and restricted cash, beginning of period	81,709	13,182
Cash, cash equivalents and restricted cash, end of period	$87,864	$113,220

Supplemental cash flow information:
Non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$3,042	$-
Leased assets obtained in exchange for new finance lease liabilities	$317	$426

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

Table Products

Our Table Products include proprietary table products, side-bets, progressives, and table technology related to blackjack, poker, baccarat, craps and roulette. We have acquired a number of popular proprietary brands, including In Bet Gaming (“In Bet”), Buster Blackjack, Bonus Spin and Criss Cross Poker that are based on traditional well-known public domain games such as blackjack and poker; however, these proprietary games provide intriguing betting options that offer more excitement and greater volatility to the player, ultimately enhancing our casino customers’ profitability. In addition, we offer a single deck card shuffler for poker tables, Dex S and our new second shuffler, the Pax S single-deck shuffler.

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

The following table disaggregates our revenues by type within each of our segments (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

EGM
Gaming operations	$47,705	$32,188	$136,741	$78,608
Equipment sales	13,895	12,893	36,570	30,785
Total	$61,600	$45,081	$173,311	$109,393

Table Products
Gaming operations	$2,953	$2,170	$8,473	$4,991
Equipment sales	151	92	217	427
Total	$3,104	$2,262	$8,690	$5,418

Interactive (gaming operations)
Social gaming revenue	$558	$829	$1,848	$2,746
Real-money gaming revenue	2,015	1,112	5,624	2,828
Total	$2,573	$1,941	$7,472	$5,574

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

Revenue allocated to any undelivered performance obligations is recorded as a contract liability. The balance of our contract liabilities was not material as of  September 30, 2021 and December 31, 2020.

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

The following table excludes receivables related to operating leases and presents all other receivables' gross amortized cost, allowance for credit losses and amortized cost, net of allowance for credit losses by portfolio segment as of  September 30, 2021 and December 31, 2020 (in thousands):

		September 30, 2021			December 31, 2020
	Classification	Gross amortized cost	Allowance for credit losses	Amortized cost, net of allowance for credit losses	Gross amortized cost	Allowance for credit losses	Amortized cost, net of allowance for credit losses

Trade receivables:	Accounts Receivable	$15,668	$(98)	$15,570	$10,409	$-	$10,409

Receivables with extended payment terms:
Originated in 2021	Accounts Receivable	$1,407	$-	$1,407	$-	$-	$-
Originated in 2020	Accounts Receivable	3,044	-	3,044	7,559	-	7,559
Originated in 2019	Accounts Receivable	58	-	58	1,319	-	1,319
Total receivables with extended payment term		$4,509	$-	$4,509	$8,878	$-	$8,878

Sales-type leases receivables:
Originated in 2019	Accounts Receivable	$60	$(3)	$57	$472	$(24)	$448
Originated in 2017	Accounts Receivable	-	-	-	16	(1)	15
Total Sales-type leases receivables		$60	$(3)	$57	$488	$(25)	$463

Development Agreements:
Originated in 2020	Deposits and other	$4,318	$-	$4,318	$4,199	$-	$4,199
Originated in 2019	Deposits and other	2,374	-	2,374	2,136	-	2,136
Total Development Agreements		$6,692	$-	$6,692	$6,335	$-	$6,335

Inventories

Inventories consist primarily of parts and supplies that are used to repair and maintain machinery and equipment as well as EGMs in production and finished goods held for sale. Inventories are stated at net realizable value. Cost of inventories is determined using the first-in, first-out (“FIFO”) method for all components of inventory. The Company regularly reviews inventory quantities and updates estimates for the net realizable value of inventories. This process includes examining the carrying values of parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose). Some of the factors involved in this analysis include the overall levels of the inventories, the current and projected sales levels for such products, the projected markets for such products and the costs required to sell the products, including refurbishment costs. Changes in the assumptions or estimates could materially affect the inventory carrying value. As of  September 30, 2021 and December 31, 2020, the value of raw material inventory was $24.1 million and $21.8 million, respectively. As of  September 30, 2021 and December 31, 2020, the value of finished goods inventory was $3.7 million and $5.1 million, respectively. There was no work in process material as of  September 30, 2021 and December 31, 2020.

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

The carrying values of the Company’s cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short term maturities of these instruments. The fair value of our long-term debt is based on the quoted market prices for similar issues (Level 2 inputs). The following table presents the estimated fair value of our long-term debt as of  September 30, 2021 and  December 31, 2020 (in thousands):

	September 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term Debt	$617,452	$615,982	$622,509	$602,485

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

Liquidity and Financing

As a result of the business disruption caused by the rapid nationwide spread of the coronavirus and the actions by state and tribal governments and businesses to contain the virus, the Company took several actions to adapt to the severity of the COVID-19 crisis, which included reduction of expenses and capital purchases. From  April to September of 2020, the Company implemented short-term furloughs with retained benefits, company-wide salary reductions, and reduced its workforce by over 10%. Our non-employee directors also agreed to reduce their fees by 50% for the first three quarters of 2020 and to take payment of the fees in stock in lieu of cash. Beginning in  May 2020, casinos began to reopen at limited capacity. As of September 30, 2021, most of the Company's customers have reopened at full capacity; there are still some customers who have reopened at limited capacity, and there are some that still remain closed.

As of  September 30, 2021, the Company had $87.8 million in cash and cash equivalents and $30.0 million available to draw under its revolving credit facility. Under the First Lien Credit Agreement (defined below Item 1. "Financial Statements" Note 5), the Company was required to comply with certain financial covenants at the end of each calendar quarter, including to maintain a maximum net first lien leverage ratio of 6.0 to 1.0. On  May 1, 2020, the Company entered into an Incremental Assumption and Amendment Agreement No. 4 ("Amendment No. 4") which amended its First Lien Credit Agreement to, among other things, during the period beginning on  May 1, 2020, and ending on the date on which the Company delivers a compliance certificate with respect to the fiscal quarter ending  December 31, 2021 (unless earlier terminated by the Company), make certain modifications to the negative covenants set forth in the First Lien Credit Agreement and, solely for purposes of determining compliance with the financial covenant during the first three quarters of 2021, the calculation of EBITDA. These modifications to the calculation of EBITDA are applicable for the period ended  September 30, 2021. As a result of Amendment No. 4, and based on the Company's projected operating results for the next twelve months, the Company expects that it will be in compliance with its covenants under the First Lien Credit Agreement for at least the next twelve months after the financial statements are issued. Pursuant to the terms of Amendment No. 4, the Company incurred incremental term loans in an aggregate principal amount of $95.0 million, of which the Company received $83.3 million in net proceeds (after original issue discount and related fees, which is described in Item 1. "Financial Statements" Note 5). The incremental term loans incurred pursuant to Amendment No. 4 bear interest at a rate equal to, at the Borrower's option, either LIBOR or the base rate, subject to an interest rate floor plus an applicable margin of 13.0% for LIBOR loans and 12.0% for base rate loans. Any voluntary prepayment of the incremental term loans incurred pursuant to Amendment No. 4 during the first two years after  May 1, 2020 will be subject to a customary “make-whole” premium. On or after  May 1, 2022 and prior to  November 1, 2022, a voluntary prepayment of the incremental term loans incurred pursuant to Amendment No. 4 will be accompanied by a 1.00% payment premium. Other than described above, the incremental term loans have the same terms applicable to the outstanding term loans under the First Lien Credit Agreement. As a result of the additional financing, along with cash and cash equivalents on hand as of  September 30, 2021, Management believes that the Company has sufficient liquidity to fund its operating requirements and meet its obligations as they become due for at least the next twelve months after the financial statements are issued.

Recently Issued Accounting Pronouncements

 We do not expect that any recently issued accounting guidance will have a significant effect on our financial statements.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Gaming equipment	$193,962	$181,305
Other property and equipment	20,529	23,391
Less: Accumulated depreciation	(139,228)	(123,656)
Property and equipment, net	$75,263	$81,040

Gaming equipment and other property and equipment are depreciated over the respective useful lives of the assets ranging from one to six years. Depreciation expense was $9.5 million and $9.6 million for the three months ended September 30, 2021 and 2020, respectively. Depreciation expense was $28.5 million and $30.3 million for the nine months ended September 30, 2021 and 2020, respectively.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 3. GOODWILL AND INTANGIBLES

Changes in the carrying amount of goodwill are as follows (in thousands):

	Gross Carrying Amount
	EGM	Table Products	Interactive(1)	Total
December 31, 2020	$278,221	$7,821	$-	$286,042
Foreign currency adjustments	(578)	-	-	(578)
Balance at September 30, 2021	$277,643	$7,821	$-	$285,464

(1) Accumulated goodwill impairment charges for the Interactive segment as of  September 30, 2021 were $8.4 million.

Intangible assets consist of the following (in thousands):

		September 30, 2021			December 31, 2020
	Useful Life	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	(years)	Value	Amortization	Value	Value	Amortization	Value
Indefinite lived trade names	Indefinite	$12,126	$-	$12,126	$12,126	$-	$12,126
Trade and brand names	5 - 7	14,870	(14,438)	432	14,870	(14,269)	601
Customer relationships	5 - 12	218,246	(152,035)	66,211	218,848	(143,082)	75,766
Contract rights under development and placement fees	1 - 7	42,535	(16,039)	26,496	47,354	(15,588)	31,766
Gaming software and technology platforms	1 - 7	173,691	(121,412)	52,279	172,255	(114,774)	57,481
Intellectual property	10 - 12	19,345	(10,842)	8,503	19,345	(9,441)	9,904
Total intangible assets		$480,813	$(314,766)	$166,047	$484,798	$(297,154)	$187,644

Intangible assets are amortized over their respective estimated useful lives ranging from one to twelve years. Amortization expense related to intangible assets was $9.0 million and $10.9 million for the three months ended September 30, 2021 and 2020, respectively. Amortization expense related to intangible assets was $27.0 million and $36.1 million for the nine months ended September 30, 2021 and 2020, respectively.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We recorded impairments related to internally developed gaming titles of $0.7 million for the nine months ended September 30, 2021, as it was determined by Management that the gaming titles would no longer be used. There were no impairments recorded for the period ended  September 30, 2020.

The Company enters into development agreements and placement fee agreements with certain customers to secure floor space under lease agreements for its gaming machines. Amounts paid in connection with the development agreements are repaid to the Company in accordance with the terms of the agreement, whereas placements fees are not reimbursed. For development agreements in the form of a loan, interest income is recognized on the repayment of the notes based on the stated rate or, if not stated explicitly in the development agreement, on an imputed interest rate. If the stated interest rate is deemed to be other than a market rate or zero, a discount is recorded on the note receivable as a result of the difference between the stated and market rate and a corresponding intangible asset is recorded. The intangible asset is recognized in the financial statements as a contract right under development agreement and amortized as a reduction in revenue over the term of the agreement. Placement fees can be in the form of cash paid upfront or free lease periods and are accreted over the life of the contract and the expense is recorded as a reduction of revenue. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $1.6 million and $1.9 million for the three months ended September 30, 2021 and 2020, respectively. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $4.9 million and $5.6 million for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 4. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Salary and payroll tax accrual	$13,708	$5,337
Taxes payable	4,095	3,992
Current portion of operating lease liability	1,940	1,867
License fee obligation	1,000	1,000
Placement fees payable	6,314	6,314
Accrued other	9,151	7,815
Total accrued liabilities	$36,208	$26,325

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 5. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30, 2021	December 31, 2020
First Lien Credit Facilities:
Term loans, interest at LIBOR or base rate plus 3.5% (4.5% at September 30, 2021), net of unamortized discount and deferred loan costs of $4.4 million and $6.1 million at September 30, 2021 and December 31, 2020, respectively.	$518,146	$520,499
Incremental term loans, interest at LIBOR or base rate plus 13.0% (14.0% at September 30, 2021), net of unamortized discount and deferred loan costs of $6.3 million and $7.8 million at September 30, 2021 and December 31, 2020, respectively.	87,522	86,710
Finance leases	1,078	1,382
Total debt	606,746	608,591
Less: Current portion	(6,883)	(7,031)
Long-term debt	$599,863	$601,560

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

On August 4, 2021, the Borrower entered into Amendment Agreement No. 5 (the “Credit Agreement Amendment”), with certain of the Borrower's subsidiaries, the lenders party thereto and the administrative agent, which amends and restates that certain First Lien Credit Agreement to extend the maturity date of its existing $30 million first lien revolving credit facility to November 6, 2023. Other than as described above, the loans under the First Lien Credit Agreement continue to have the same terms.

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

As of September 30, 2021, we were in compliance with the required covenants of our debt instruments.

Finance Leases

The Company has entered into leases for vehicles and equipment that are accounted for as finance leases.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 6. STOCKHOLDERS’ EQUITY

Our amended and restated articles of incorporation provide that our authorized capital stock will consist of 450,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share. As of September 30, 2021, we have 36,886,287 shares of common stock and zero shares of preferred stock outstanding.

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

Share repurchase program

During 2019, the board of directors approved a share repurchase program that will permit the Company to repurchase up to $50.0 million of the Company’s shares of common stock. The board approved extending this share buyback program to August 11, 2023. As of  September 30, 2021, $47.2 million of the $50.0 million authorized by the board of directors is still available for repurchasing of Company's shares of common stock.

NOTE 7. WRITE-DOWNS AND OTHER CHARGES

The Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income include various transactions, such as loss on disposal or impairment of long-lived assets and fair value adjustments to contingent consideration that have been classified as write-downs and other charges. During the three months ended September 30, 2021, the Company recognized $0.2 million in write-downs and other charges primarily related to the disposal of long-lived assets. During the three months ended September 30, 2020, the Company recognized $1.9 million in write-downs and other charges primarily related to the write-off of placement fee intangible assets associated with the sale of previously leased EGMs to distributors in the period.

During the nine months ended September 30, 2021, the Company recognized $1.0 million in write-downs and other charges primarily related to the full impairment of internally developed gaming titles, as it was determined by Management that the gaming titles would no longer be used (the Company used level 3 fair value inputs based on projected cash flows). During the nine months ended September 30, 2020, the Company recognized $2.8 million in write-downs and other charges driven by the write-off of placement fee intangible assets associated with the sale of previously leased EGMs to distributors in the period of $1.9 million, fair value adjustments to contingent consideration of $0.8 million (the Company used level 3 fair value inputs based on projected cash flows), and $0.1 million in other write-downs.

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

There were no potentially dilutive securities included in the calculation of EPS for the three and nine months ended September 30, 2021 and 2020.

Excluded from the calculation of diluted EPS for the three months ended  September 30, 2021 were 1,648,609 restricted shares and 349,262 stock options, as such securities were anti-dilutive. Excluded from the calculation of diluted EPS for the nine months ended September 30, 2021 were 1,714,827 restricted shares and 276,451 stock options, as such securities were anti-dilutive.

Excluded from the calculation of Diluted EPS for the three months ended  September 30, 2020 were 955,792 restricted shares, as such securities were anti-dilutive. Excluded from the calculation of Diluted EPS for the nine months ended September 30, 2020 were 857,453 restricted shares and 43,454 stock options, as such securities were anti-dilutive.

NOTE 9. BENEFIT PLANS

The Company has established a 401(k) plan (the “401(k) Plan”) for its employees. The 401(k) Plan allows employees to contribute a portion of their earnings, and the Company may match a percentage of the contributions on a discretionary basis. The expense associated with the 401(k) Plan for the three months ended  September 30, 2021 was $0.4 million. In April 2020, the Company temporarily suspended 401(k) matching contributions and resumed these contributions in January 2021 and there were no expenses associated with the 401(k) Plan for the three months ended September 30, 2020. The expense associated with the 401(k) Plan for the nine months ended September 30, 2021 and 2020 was $1.2 million and $0.4 million, respectively.

On April 28, 2014, the board of directors of the Company approved the 2014 Long-Term Incentive Plan (“LTIP”). Under the LTIP, the Company is authorized to grant nonqualified stock options, rights to purchase shares of common stock, restricted stock, restricted stock units and other awards to be settled in, or based upon, shares of common stock to persons who are directors and employees of and consultants to the Company or any of its subsidiaries on the date of the grant. The LTIP will terminate ten years after approval by the board. Subject to adjustments in connection with certain changes in capitalization, the maximum number of shares of common stock that may be delivered pursuant to awards under the LTIP is 2,253,735 after giving effect to the 1.5543 - for - 1 stock split consummated on January 30, 2018 in connection with our initial public offering. As of September 30, 2021, 423,268 shares remain available for issuance; however, these will not be issued and awards granted by the Company in the future are expected to be from the Omnibus Incentive Plan only.

On January 16, 2018, our board adopted and our stockholders approved the 2018 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) pursuant to which equity-based and cash incentives may be granted to participating employees, directors and consultants. After the annual shareholders meeting held on  July 1, 2020, the Omnibus Incentive Plan was amended to increase the number of shares of common stock authorized for issuance thereunder. The Omnibus Incentive Plan, as amended, provides for an aggregate of 4,607,389 shares of our common stock. As of September 30, 2021, 759,198 shares remain available for issuance.

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

We recognize stock-based compensation on a straight-line basis over the vesting period for time based awards and we recognize the expense for awards with market conditions over the service period derived from the related valuation. As of September 30, 2021, $0.1 million of unrecognized compensation expense was associated with stock options, $11.2 million was associated with restricted stock and restricted stock units, and $13.9 million with phantom stock units. The unrecognized compensation expense associated with stock options, restricted and phantom stock units is expected to be recognized over a 0.6, 1.2 and 4.7 year weighted average period, respectively.

Stock Options

The Company calculates the grant date fair value of stock options that vest over a service period using the Black Scholes model. For stock options and other stock awards that contain a market condition related to the return on investment that the Company’s stockholders achieve or obtaining a certain stock price, the awards are valued using a lattice-based valuation model. The assumptions used in these calculations are the expected dividend yield, expected volatility, risk-free interest rate and expected term (in years). Expected volatilities are based on implied volatilities from comparable companies. The expected time to liquidity is based on Management’s estimate. The risk-free rate is based on the U.S. Treasury yield curve for a term equivalent to the estimated time to liquidity. There were no options granted during the three and nine months ended September 30, 2021.

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

All other option awards are eligible to vest upon the satisfaction of certain performance conditions (collectively, “Performance Options”). These performance conditions included the achievement of investor returns or common stock trading prices. These performance conditions were achieved in October of 2018 for all Performance Options that have been granted and there are currently 547,244 Performance Options exercisable and outstanding.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

A summary of the changes in stock options outstanding during the nine months ended September 30, 2021, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2020	1,274,182	$9.17	4.50	$412
Granted	-	$-	-	$-
Exercised	(20,629)	$10.20	-	$-
Canceled or forfeited	(932)	$10.15	-	$-
Options outstanding as of September 30, 2021	1,252,621	$9.15	3.75	$776
Options exercisable as of September 30, 2021	1,230,033	$8.99	3.70	$776

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

A summary of the changes in restricted stock and restricted stock units outstanding during the nine months ended September 30, 2021, is as follows:

	Shares Outstanding	Grant Date Fair Value (per share)
Restricted Stock and Restricted Stock Units Outstanding as of December 31, 2020	1,109,518	$10.32
Granted	1,419,610	$7.43
Vested	(517,597)	$10.25
Canceled or forfeited	(30,112)	$11.92
Restricted Stock and Restricted Stock Units Outstanding as of September 30, 2021	1,981,419	$8.25

Phantom Stock Units

Phantom stock awards are typically eligible to vest in equal installments of 25% on each of the first four anniversaries of the date of the grant, subject to continued employment with the Company or its subsidiaries. In the event of a termination of employment without cause upon or within 12 months following a change in control or as a result of death or disability, any such unvested awards shall become vested. Vesting tranches of the phantom stock awards can be settled in cash or stock at the Company’s discretion. The phantom stock awards that the Company intends to settle in cash are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period. The liability associated with such awards is included in “Accrued Liabilities” within the unaudited Condensed Consolidated Balance Sheets. All other stock-based awards are classified as equity.

Certain phantom stock awards are eligible to vest upon the satisfaction of certain performance conditions. Vesting occurs on the first day that the average price per share of our common stock for the prior 60 consecutive trading days exceeds certain stock prices and only if the performance date occurs prior to the fourth anniversary of the date of grant; provided, however, that if the performance date occurs prior to the first anniversary of the date of grant, then the restricted period shall not lapse until the first anniversary of the date of grant. Each vesting is subject to continued employment with the Company or its subsidiaries.

A summary of the changes in phantom stock outstanding during the nine months ended September 30, 2021 is as follows:

	Shares Outstanding	Grant Date Fair Value (per share)
Phantom Stock Outstanding as of December 31, 2020	634,759	$3.86
Granted	1,851,536	$7.05
Vested	(172,930)	$7.05
Canceled or forfeited	(41,734)	$3.60
Phantom stock outstanding as of September 30, 2021	2,271,631	$6.47

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 11. INCOME TAXES

The Company's effective income tax rate for the three months ended  September 30, 2021, was a benefit of 59.8%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended September 30, 2021, is primarily due to changes in our valuation allowance on deferred tax assets and lapse in the applicable statute of limitations for certain uncertain tax positions. The Company's effective income tax rate for the three months ended  September 30, 2020 was a benefit of 13.1%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended  September 30, 2020 was primarily due to changes in our valuation allowance on deferred tax assets and lapse in the applicable statute of limitations for certain uncertain tax positions.

The Company's effective income tax rate for the nine months ended September 30, 2021, was a benefit of 13.6%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the nine months ended September 30, 2021, is primarily due to changes in our valuation allowance on deferred tax assets and lapse in the applicable statute of limitations for certain uncertain tax positions. The Company's effective income tax rate for the nine months ended September 30, 2020, was a benefit of 6.9%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the nine months ended September 30, 2020 was primarily due to changes in our valuation allowance on deferred tax assets, various permanent items and lapse in the applicable statute of limitations for certain uncertain tax positions.

The Company entered into an indemnification agreement with the prior owners of Cadillac Jack (acquired in May of 2015) whereby the prior owners have agreed to indemnify the Company for changes in tax positions by taxing authorities for periods prior to the acquisition. As of September 30, 2021, statute of limitations has lapsed for all uncertain tax positions covered by the indemnification agreement, accordingly, no indemnification receivable is recorded in other assets in the financial statements.

During the three and nine months ended September 30, 2021, the Company recognized a $0.8 million reduction in the indemnification receivable and related benefits in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income primarily due to lapse in the applicable statute of limitations on indemnified tax positions. During the three months ended September 30, 2020, there was no change in the indemnification receivable. During the nine months ended September 30, 2020, the Company recognized a $3.2 million reduction in the indemnification receivable and related charges in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income primarily due to lapse in the applicable statute of  limitations on indemnified tax positions.

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

On October 28, 2020 these three related putative class actions were consolidated into In re PlayAGS, Inc. Securities Litigation by the Court with OPPRS appointed as lead plaintiff. On January 11, 2021, the lead plaintiff filed an Amended Complaint in the consolidated action against the same set of defendants, again asserting claims (i) under Sections 10(b) and 20(a) of the Exchange Act, on behalf of a slightly larger putative class than in any previous complaint (the class period now extends through March 4, 2020), and (ii) under Sections 11, 12(a)(2) and 15 of the Securities Act on behalf of the same putative class as in OPPRS’s previous complaint. The Amended Complaint alleges that the defendants made materially false and misleading statements during the putative class period concerning, among other things, the Company’s growth, financial performance, and forward-looking financial outlook, particularly with respect to the Oklahoma market, resulting in injury to the purported class members as a result of the decline in the value of the Company’s common stock when the alleged “truth” was revealed following release of the Company’s financial reports on August 7, 2019, November 7, 2019, and March 4, 2020. Unlike the previous complaints, the Amended Complaint does not allege false or misleading statements concerning the Company’s accounting for the iGaming reporting unit or the adequacy of the Company’s internal controls over financial reporting. On February 23, 2021 the Court granted Plaintiff's unopposed motion to file a second amended complaint, which they filed on March 25, 2021. The second amended complaint asserts substantially the same claims as the Amended Complaint but extends the beginning of the putative class period back to January 26, 2018. The defendants filed motions to dismiss the second amended complaint on May 24, 2021; the lead plaintiff filed its opposition papers on July 23, 2021, and the defendants filed their replies on September 13, 2021. The motions to dismiss are now fully briefed and await the Court's decision; no oral argument has yet been scheduled. The defendants believe the claims are without merit, and intend to defend vigorously against them, but there can be no assurances as to the outcome.

In  January 2021, we obtained the results of an audit conducted by the Alabama Department of Revenue ("ADOR"), in which the ADOR assessed $3.3 million including interest in unpaid state and local rental taxes. The audit period covered from  May 2016 through  August 2019. The ADOR claims that our participation revenue and licensing fees with an Indian Tribe entity in the state of Alabama constitute a lease rental payment and are deemed taxable in nature. They claim that because such gross rental receipts are generally imposed on the lessor, such receipts should be taxable even in situations involving Indian Tribe lessees. We believe that we were not required to collect and remit Alabama state lease/rental tax on our leases of EGMs in the state as those leases are on federally designated Indian reservation land and because federal Indian trading laws and Indian gaming laws, as well as the U.S. Constitution, preempt application of the rental tax to these transactions with the Indian Tribe. As of September 30, 2021, we have not accrued the amount noted above or any additional amounts of rental tax in Alabama as we do not believe this loss is probable of payment. We plan to dispute the audit findings in the state of Alabama and in accordance with applicable state and local tax procedures and ADOR rules.

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

Segment revenues include leasing, licensing, or selling of products within each reportable segment. Segment Adjusted EBITDA includes the revenues and operating expenses from each segment adjusted for depreciation, amortization, write-downs and other charges, accretion of placement fees, non-cash stock based compensation expense, as well as other costs such as certain acquisitions and integration related costs including restructuring and severance charges; public offering costs; legal and litigation expenses including settlement payments; new jurisdictions and regulatory licensing costs; non-cash charges on capitalized installation and delivery; contract cancellation fees; and other adjustments primarily composed of costs and inventory and receivable valuation charges associated with the COVID-19 pandemic, professional fees incurred by the Company for projects, corporate and public filing compliance and other costs deemed to be non-recurring in nature. Revenues in each segment are attributable to third parties and segment operating expenses are directly associated with the product lines included in each segment such as research and development, product approval costs, product-related litigation expenses, sales commissions and other directly-allocable sales expenses. Cost of gaming operations and cost of equipment sales primarily include the cost of products sold, service, manufacturing overhead, shipping and installation.

Segment Adjusted EBITDA excludes other income and expense, income taxes and certain expenses that are managed outside of the operating segments.

The following provides financial information concerning our reportable segments for the three and nine months ended September 30, 2021 and 2020 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues by segment
EGM	$61,600	$45,081	$173,311	$109,393
Table Products	3,104	2,262	8,690	5,418
Interactive	2,573	1,941	7,472	5,574
Total Revenues	67,277	49,284	189,473	120,385
Adjusted EBITDA by segment
EGM	29,474	25,000	83,330	46,181
Table Products	1,628	1,272	4,487	2,044
Interactive	806	750	2,516	2,145
Subtotal	31,908	27,022	90,333	50,370
Write-downs and other:
Loss on disposal of long-lived assets	197	1,930	388	2,004
Impairment of long-lived assets	-	-	653	6
Fair value adjustments to contingent consideration and other items	-	2	(56)	796
Depreciation and amortization	18,441	20,463	55,460	66,353
Accretion of placement fees	1,600	1,910	4,916	5,643
Non-cash stock-based compensation expense	3,994	1,733	8,856	4,726
Acquisitions and integration-related costs including restructuring and severance	25	79	74	311
Legal and litigation expenses including settlement payments	193	389	825	389
Non-cash charge on capitalized installation and delivery	430	505	1,348	1,824
Other adjustments	17	2,413	15	4,652
Interest expense	10,700	11,330	33,198	30,566
Interest income	(263)	(671)	(827)	(843)
Loss on extinguishment and modification of debt	-	-	-	3,102
Other expense (income)	1,126	(311)	1,092	3,993
(Loss) income before income taxes	$(4,552)	$(12,750)	$(15,609)	$(73,152)

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

Overview

We are a leading designer and supplier of EGMs and other products and services for the gaming industry. We operate our business in three distinct segments: EGMs, Table Products and Interactive. Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line. Founded in 2005, we historically focused on supplying EGMs, including slot machines, video bingo machines, and other electronic gaming devices, to the Native American gaming market. Since 2014, we have expanded our product line-up to include: (i) Class III EGMs for commercial and Native American casinos permitted to operate Class III EGMs, (ii) table game products and (iii) interactive products, all of which we believe provide us with growth opportunities as we expand in markets where we currently have limited or no presence. For the nine months ended September 30, 2021, 80.6% of our total revenue was generated through recurring contracted lease agreements whereby we place EGMs and table game products at our customers’ gaming facilities under either a revenue sharing agreement (we receive a percentage of the revenues that these products generate) or fee-per-day agreement (we receive a daily or monthly fixed fee per EGM or table game product), or recurring revenue from our Interactive gaming operations.

EGM Segment

EGMs constitute our largest segment, representing 91% of our revenue for the nine months ended September 30, 2021. We have a library of proprietary game titles that we deliver on several state-of-the-art EGM cabinets. These include our premium lease only cabinets Orion Starwall, Orion Curve Premium, and Big Red. Also, our core cabinets that are available for sale and lease include the Orion Portrait, Orion Curve, Orion Slant, Orion Upright and ICON.

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

Table Products

In addition to our existing portfolio of EGMs, we also offer our customers more than 50 unique table product offerings, including live felt table games, side bet offerings, progressives, card shufflers, signage, and other ancillary table game equipment. Our table products are designed to enhance the table games section of the casino floor (commonly known as “the pit”). Over the past 10 years, there has been a trend of introducing side bets on blackjack tables to increase the game’s overall hold. Our table products segment offers a full suite of side bets and specialty table games that capitalize on this trend, and we believe that this segment will serve as an important growth engine for the Company, including by generating further cross-selling opportunities with our EGM offerings. As of September 30, 2021, we had an installed base of 4,648 table products domestically and internationally and we believe we are presently a leading supplier of table products to the gaming industry based on number of products placed.

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

The factors above have been significantly affected by COVID-19 and the related closure of nearly all of our casino customer locations. Due to the business disruption caused by the rapid nationwide spread of the coronavirus and the actions by state and tribal governments and businesses to contain the virus, almost all of the Company’s customers closed their operations during the months of March and April 2020 and their respective markets have been significantly and adversely impacted. Beginning in May 2020, casinos began to reopen at limited capacity. As of September 30, 2021, most of the Company's customers have reopened at full capacity; there are still some customers who have reopened at limited capacity, and there are some that still remain closed. As a result of the temporary closures of our casino customers, there was a decrease in fiscal year 2020 the amount of money spent by consumers on our revenue shared installed base and the amount of daily fees of our participation EGMs and a slowdown in the expansion of existing casinos or development of new casinos. Specifically, gaming operations revenue and equipment sales decreased during the year ended December 31, 2020 as a result of the temporary closures of our casino customers. Similarly, our EGM and Table Products segment operating results have been disrupted because each segment’s activities including design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of its product's lines have been temporarily halted or significantly reduced. In addition, each segment’s revenue from leasing, licensing and selling products was adversely impacted due to the temporary closures of our casino customers. As a result, the Company took several actions to adapt to the severity of the COVID-19 crisis, which included reduction of expenses and capital purchases. From April to September of 2020, the Company implemented short-term furloughs with retained benefits, company-wide salary reductions, and reduced its workforce by over 10%. Our non-employee directors also agreed to reduce their fees by 50% for the first three quarters of 2020 and to take payment of the fees in stock in lieu of cash

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

Results of Operations

Three Months Ended September 30, 2021 compared to the Three Months Ended September 30, 2020

The following tables set forth certain selected condensed consolidated financial data for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		$	%
	2021	2020	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$53,231	$36,299	$16,932	46.6%
Equipment sales	14,046	12,985	1,061	8.2%
Total revenues	67,277	49,284	17,993	36.5%
Operating expenses
Cost of gaming operations	9,641	8,268	1,373	16.6%
Cost of equipment sales	6,805	3,981	2,824	70.9%
Selling, general and administrative	15,913	10,862	5,051	46.5%
Research and development	9,269	6,180	3,089	50.0%
Write-downs and other charges	197	1,932	(1,735)	(89.8)%
Depreciation and amortization	18,441	20,463	(2,022)	(9.9)%
Total operating expenses	60,266	51,686	8,580	16.6%
Income (loss) from operations	7,011	(2,402)	9,413	(391.9)%
Other expense (income)
Interest expense	10,700	11,330	(630)	(5.6)%
Interest income	(263)	(671)	408	(60.8)%
Other (income) expense	1,126	(311)	1,437	(462.1)%
(Loss) income before income taxes	(4,552)	(12,750)	8,198	(64.3)%
Income tax benefit (expense)	2,723	1,672	1,051	62.9%
Net (loss) income	$(1,829)	$(11,078)	$9,249	(83.5)%

Revenues

Gaming Operations.

Gaming operations revenue increased primarily due to an increase in our EGM segment. EGM RPD increased 54.5% compared to the prior year from $14.50 per day to $22.40 per day. In the prior year, the temporary casino closures began in March 2020 caused by the COVID-19 pandemic. Beginning in May 2020, casinos began to reopen at limited capacity. As of September 30, 2021, most of the Company's customers have reopened at full capacity; there are still some customers who have reopened at limited capacity, and there are some that still remain closed. The increases in gaming operations revenue are partially offset by a decrease in our EGM installed base year over year due to sales of over 625 previously leased, lower yielding units to distributors and the sale of 512 units of previously leased VLT EGMs during the last twelve months. Additionally, during the last twelve months, several of our customers reconfigured their slot floors in response to the COVID-19 pandemic and, as a result, removed EGMs from our domestic installed base. Our international EGM installed base also decreased year over year due primarily to the permanent closure of certain casinos in Mexico and removal of machines related to slot floor reconfigurations. The increase in gaming operations revenue is also attributable to a $0.8 million increase in Table Products gaming operations revenue due to the temporary casino closures in the prior year that began in March 2020 caused by the COVID-19 pandemic, and a $0.6 million increase in our Interactive segment, primarily related to an increase in our RMG revenues.

Equipment Sales.

The increase in equipment sales was primarily due to an increase of 276 EGMs sold year over year. We sold 663 EGM units during the three months ended September 30, 2021, compared to 387 EGM units in the prior year period. EGM equipment sales revenue also includes revenue from the sale of 476 previously leased, lower yielding units to a distributor in the prior year period, which are not included in our sold unit count or domestic average sales price.

Operating Expenses

Cost of gaming operations. The increase in the cost of gaming operations was the result of increased in field service-related expenses and related costs of $1.1 million compared to the prior year period due to increased activity and headcount. The increase was also attributable to an increase in direct expenses and related costs of $0.8 million related to the volume of revenue primarily due to increased activity. The increase was partially offset by a $1.1 million decrease in inventory valuation-related charges. As a percentage of gaming operations revenue, costs of gaming operations was 18.1% for the three months ended September 30, 2021 compared to 22.8% for the prior year period.

Cost of Equipment Sales. The increase in cost of equipment sales is attributable to the increase in the number of units sold compared to the prior year period, partially offset by the sale of 476 previously leased units to distributors in the prior year period. As a percentage of equipment sales revenue, costs of equipment sales was 48.4% for the three months ended September 30, 2021 compared to 30.7% for the prior year period, which fluctuated year over year primarily due to the difference in the cost of previously leased units sold in the prior year period.

Selling, general and administrative. The increase in selling, general and administrative expenses is primarily due to a $2.7 million increase in salary and benefit costs and a $2.3 million increase in non-cash stock-based compensation. In the prior year, Management took actions to decrease spending amid the COVID-19 crisis including employee furloughs, reduction in work force and salary reduction. The increase in selling, general and administrative expenses is partially offset by a decrease in bad debt expense reserve of $1.2 million and the remaining increase is primarily attributable to operational and support costs ramping to maintain our current operations.

Research and development. The increase in research and development expense is primarily due to a $2.5 million increase in salaries and benefits. In the prior year, Management took actions to decrease spending amid the COVID-19 crisis including employee furloughs, reduction in work force and salary reduction. The increase is also attributable to a $0.5 million increase in development costs.

Write-downs and other charges. During the three months ended September 30, 2021, the Company recognized $0.2 million in write-downs and other charges primarily related to the disposal of long-lived assets. During the three months ended September 30, 2020, the Company recognized $1.9 million in write-downs and other charges primarily related to the write-off of placement fee intangible assets associated with the sale of previously leased EGMs to distributors in the period.

Due to the changing nature of our write-downs and other charges, we describe the composition of the balances as opposed to providing a year over year comparison.

Depreciation and amortization. The decrease was predominantly due to several intangible assets purchased in business combinations that reached the end of their useful lives.

Other Expense, net

Interest expense. The decrease in interest expense is predominantly attributable to the decrease in the amount outstanding on the revolving credit facility year over year. See Item 1. "Financial Statements" Note 5 for a detailed discussion regarding long-term debt.

Other expense. The increase is predominantly attributed to the write-off of indemnification receivables of $0.8 million as the related liability for uncertain tax positions was also written-off due to the lapse in the statute of limitations. To a lesser extent, the increase is due to the effect of foreign currency fluctuation on trade payables and receivables denominated in foreign currencies.

Income Taxes. The Company's effective income tax rate for the three months ended September 30, 2021, was a benefit of 59.8%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended September 30, 2021, is primarily due to changes in our valuation allowance on deferred tax assets and lapse in the applicable statute of limitations for certain uncertain tax positions. The Company's effective income tax rate for the three months ended September 30, 2020, was a benefit of 13.1%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended September 30, 2020, was primarily due to changes in our valuation allowance on deferred tax assets and lapse in the applicable statute of limitations on certain uncertain tax positions.

Results of Operations

Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020

The following tables set forth certain selected condensed consolidated financial data for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,		$	%
	2021	2020	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$152,686	$89,173	$63,513	71.2%
Equipment sales	36,787	31,212	5,575	17.9%
Total revenues	189,473	120,385	69,088	57.4%
Operating expenses
Cost of gaming operations	27,994	23,756	4,238	17.8%
Cost of equipment sales	16,021	13,351	2,670	20.0%
Selling, general and administrative	44,821	31,111	13,710	44.1%
Research and development	26,338	19,342	6,996	36.2%
Write-downs and other charges	985	2,806	(1,821)	(64.9)%
Depreciation and amortization	55,460	66,353	(10,893)	(16.4)%
Total operating expenses	171,619	156,719	14,900	9.5%
Income from operations	17,854	(36,334)	54,188	(149.1)%
Other expense (income)
Interest expense	33,198	30,566	2,632	8.6%
Interest income	(827)	(843)	16	(1.9)%
Loss on extinguishment and modification of debt	-	3,102	(3,102)	100.0%
Other expense (income)	1,092	3,993	(2,901)	(72.7)%
Loss before income taxes	(15,609)	(73,152)	57,543	(78.7)%
Income tax benefit (expense)	2,127	5,016	(2,889)	(57.6)%
Net (loss) income	$(13,482)	$(68,136)	$54,654	(80.2)%

Revenues

Gaming Operations.

Gaming operations revenue increased primarily due to an increase in our EGM segment. EGM RPD increased 83.9% compared to the prior year from $11.73 per day to $21.57 per day. In the prior year, the temporary casino closures began in March 2020 caused by the COVID-19 pandemic. Beginning in May 2020, casinos began to reopen at limited capacity. As of September 30, 2021, most of the Company's customers have reopened at full capacity; there are still some customers who have reopened at limited capacity, and there are some that still remain closed. The increases in gaming operations revenue are partially offset by a decrease in our EGM installed base year over year due to sales of over 429 previously leased, lower yielding units to distributors during the last nine months and 196 units sold in the prior year, and the sale of 512 units of previously leased VLT EGMs. Additionally, during the last twelve months, several of our customers reconfigured their slot floors in response to the COVID-19 pandemic and, as a result, removed EGMs from our domestic installed base. Our international EGM installed base also decreased year over year due primarily to the permanent closure of certain casinos in Mexico and removal of machines related to slot floor reconfigurations. The increase in gaming operations revenue is also attributable to a $3.5 million increase in Table Products gaming operations revenue due to the temporary casino closures in the prior year that began in March 2020 caused by the COVID-19 pandemic, and an increase of $1.9 million in our Interactive segment, primarily related to an increase in our RMG revenues.

Equipment Sales.  The increase in equipment sales was primarily due to an increase of 505 EGMs sold year over year. We sold 1,565 EGM units during the nine months ended September 30, 2021,  compared to 1,060 EGM units in the prior year period. EGM equipment sales revenue also includes revenue from the sale of previously leased, lower yielding units to a distributor (429 of which were sold in the current period and 1,040 units were sold during the  nine months ended September 30, 2020), which are not included in our sold unit count or domestic average sales price.

Operating Expenses

Cost of gaming operations. The increase in the cost of gaming operations was the result of increased direct expenses and related costs of $3.1 million that are related to the volume of revenue primarily due to increased activity compared to the prior year when the temporary casino closures and limited capacity of re-opened casinos caused by COVID-19 had a significant effect on our operations. The increase was also attributable to an increase in field service-related expenses compared to the prior year period by $2.2 million due to increased activity and headcount. The increase was partially offset by a $1.5 million decrease in inventory valuation-related charges.  As a percentage of gaming operations revenue, costs of gaming operations was 18.3% for the nine months ended September 30, 2021compared to 26.6% for the prior year period.

Cost of Equipment Sales. The increase in cost of equipment sales is attributable to the increase in the number of units sold compared to the prior period, partially offset by the sale of previously leased units to distributors (429 of which were sold in the current period and 1,040 units were sold during the nine months ended September 30, 2020). As a percentage of equipment sales revenue, costs of equipment sales was 43.6% for the nine months ended September 30, 2021 compared to 42.8% for the prior year period, which fluctuated year over year primarily due to the difference in the cost of previously leased units sold in each period.

Selling, general and administrative. The increase in selling, general and administrative expenses is primarily due to a $7.4 million increase in salary and benefit costs and a $4.0 million increase in non-cash stock-based compensation. In the prior year, Management took actions to decrease spending amid the COVID-19 crisis including employee furloughs, reduction in work force and salary reduction. The increase in selling, general and administrative expenses is also attributable to a $0.7 million increase in insurance expenses, a $0.6 million increase in legal expenses, and the remaining increase is primarily attributable to travel and support costs ramping to maintain current operations.

Research and development. The increase in research and development expense is primarily due to a $6.0 million increase in salaries and benefits. In the prior year, Management took actions to decrease spending amid the COVID-19 crisis including employee furloughs, reduction in work force and salary reduction. The increase in research and development expense is also attributable to a $1.0 million increase in development costs.

Write-downs and other charges. During the nine months ended September 30, 2021, the Company recognized $1.0 million in write-downs and other charges primarily related to the full impairment of game titles (the Company used level 3 fair value inputs based on projected cash flows). During the nine months ended September 30, 2020, the Company recognized $2.8 million in write-downs and other charges driven by the write-off of placement fee intangible assets associated with the sale of previously leased EGMs to distributors in the period of $1.9 million, fair value adjustments to contingent consideration of $0.8 million, and $0.1 million in other write-downs.

Due to the changing nature of our write-downs and other charges, we describe the composition of the balances as opposed to providing a year over year comparison.

Depreciation and amortization. The decrease was predominantly due to several intangible assets purchased in business combinations that reached the end of their useful lives.

Other Expense, net

Interest expense. The increase in interest expense is predominantly attributable to an increase of $95.0 million in the principal amounts under the incremental first lien credit facilities outstanding for the the nine months ended September 30, 2021, compared to only five months during the period ended September 30, 2020, partially offset by the decrease in the amount outstanding on the revolving credit facility year over year. See Item 1. “Financial Statements” Note 5 for a detailed discussion regarding long-term debt.

Other expense. The decrease is predominantly attributed to the write-off of indemnification receivables of $3.2 million in the prior year, compared to only $0.8 million in the current period, as the related liability for uncertain tax positions was also written-off due to the lapse in the statute of limitations. To a lesser extent, the decrease is due to the effect of foreign currency fluctuation on trade payables and receivables denominated in foreign currencies.

Income Taxes. The Company's effective income tax rate for the nine months ended September 30, 2021, was a benefit of 13.6%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the nine months ended September 30, 2021, is primarily due to changes in our valuation allowance on deferred tax assets and lapse in the applicable statute of limitations for certain uncertain tax positions. The Company's effective income tax rate for the nine months ended September 30, 2020, was a benefit of 6.9%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the nine months ended September 30, 2020 was primarily due to changes in our valuation allowance on deferred tax assets, various permanent items and lapse in applicable statute of limitations on certain uncertain tax positions.

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

The tables below present each of the Adjusted Expenses and include a reconciliation to the nearest GAAP measure.

Electronic Gaming Machines

Three Months Ended September 30, 2021 compared to the Three Months Ended September 30, 2020

	Three Months Ended September 30,		$	%
(amounts in thousands, except unit data)	2021	2020	Change	Change
EGM segment revenues:
Gaming operations	$47,705	$32,188	$15,517	48.2%
Equipment sales	13,895	12,893	1,002	7.8%
Total EGM revenues	61,600	45,081	16,519	36.6%

EGM segment expenses and adjusted expenses:
Cost of gaming operations(1)	8,949	7,562	1,387	18.3%
Less: Adjustments(2)	436	1,634	(1,198)	(73.3)%
Adjusted cost of gaming operations	8,513	5,928	2,585	43.6%

Cost of equipment sales	6,773	3,960	2,813	71.0%

Selling, general and administrative	14,500	10,098	4,402	43.6%
Less: Adjustments(3)	3,487	2,652	835	31.5%
Adjusted cost of selling, general and administrative	11,013	7,446	3,567	47.9%

Research and development	7,958	5,240	2,718	51.9%
Less: Adjustments(4)	531	583	(52)	(8.9)%
Adjusted cost of research and development	7,427	4,657	2,770	59.5%

Accretion of placement fees	1,600	1,910	(310)	(16.2)%

EGM Adjusted EBITDA	$29,474	$25,000	$4,474	17.9%

EGM unit information:
VLT	-	512	(512)	(100.0)%
Class II	11,272	11,887	(615)	(5.2)%
Class III	4,495	4,426	69	1.6%
Domestic installed base, end of period	15,767	16,825	(1,058)	(6.3)%
International installed base, end of period	7,896	8,030	(134)	(1.7)%
Total installed base, end of period	23,663	24,855	(1,192)	(4.8)%

Installed base - Oklahoma	8,107	9,063	(956)	(10.5)%
Installed base - non-Oklahoma	7,660	7,762	(102)	(1.3)%
Domestic installed base, end of period	15,767	16,825	(1,058)	(6.3)%

Domestic revenue per day	$31.08	$20.81	$10.27	49.4%
International revenue per day	$5.11	$0.78	$4.33	555.1%
Total revenue per day	$22.40	$14.50	$7.90	54.5%

Domestic EGM units Sold	663	387	276	71.3%
Total EGM units Sold	663	387	276	71.3%
Domestic average sales price	$18,970	$18,190	$780	4.3%

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

Gaming Operations Revenue

In the prior year, the temporary casino closures began in March 2020 caused by the COVID-19 pandemic. Beginning in May 2020, casinos began to reopen at limited capacity. As of September 30, 2021, most of the Company's customers have reopened at full capacity; there are still some customers who have reopened at limited capacity, and there are some that still remain closed. The increases in gaming operations revenue are partially offset by a decrease in our EGM installed base year over year due to sales of over 625 previously leased, lower yielding units to distributors during the last twelve months and the sale of 512 units of previously leased VLT EGMs. Additionally, during the last twelve months, several of our customers reconfigured their slot floors in response to the COVID-19 pandemic and, as a result, removed EGMs from our domestic installed base. Our international EGM installed base also decreased year over year due primarily to the permanent closure of certain casinos in Mexico and removal of machines related to slot floor reconfigurations.

Equipment Sales

The increase in equipment sales was primarily due to an increase of 276 EGMs sold year over year. We sold 663 EGM units during the three months ended September 30, 2021, compared to 387 EGM units in the prior year period. EGM equipment sales revenue also includes revenue from the sale of 476 previously leased, lower yielding units to a distributor in the prior year period, which are not included in our sold unit count or domestic average sales price.

EGM Adjusted EBITDA

EGM Adjusted EBITDA includes revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write-downs and other charges, accretion of placement fees, as well as other costs. See Item 1. “Financial Statements” Note 13 for further explanation of adjustments. The increase in EGM Adjusted EBITDA is attributable to the increase in revenue described above and cost of equipment sales, partially offset by an increase in operating expenses. EGM Adjusted EBITDA margin was 47.8% and 55.5% for the three months ended September 30, 2021 and 2020, respectively.

Electronic Gaming Machines

Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020

	Nine Months Ended September 30,		$	%
(amounts in thousands except unit data)	2021	2020	Change	Change
EGM segment revenues:
Gaming operations	$136,741	$78,608	$58,133	74.0%
Equipment sales	36,570	30,785	5,785	18.8%
Total EGM revenues	173,311	109,393	63,918	58.4%

EGM segment expenses and adjusted expenses:
Cost of gaming operations(1)	25,880	21,726	4,154	19.1%
Less: Adjustments(2)	1,364	4,362	(2,998)	(68.7)%
Adjusted cost of gaming operations	24,516	17,364	7,152	41.2%

Cost of equipment sales	15,967	13,248	2,719	20.5%

Selling, general and administrative	40,792	28,695	12,097	42.2%
Less: Adjustments(3)	7,390	4,772	2,618	54.9%
Adjusted cost of selling, general and administrative	33,402	23,923	9,479	39.6%

Research and development	22,749	16,314	6,435	39.4%
Less: Adjustments(4)	1,737	1,994	(257)	(12.9)%
Adjusted cost of research and development	21,012	14,320	6,692	46.7%

Accretion of placement fees	4,916	5,643	(727)	(12.9)%

EGM Adjusted EBITDA	$83,330	$46,181	$37,149	80.4%

EGM unit information:
VLT	-	512	(512)	(100.0)%
Class II	11,272	11,887	(615)	(5.2)%
Class III	4,495	4,426	69	1.6%
Domestic installed base, end of period	15,767	16,825	(1,058)	(6.3)%
International installed base, end of period	7,896	8,030	(134)	(1.7)%
Total installed base, end of period	23,663	24,855	(1,192)	(4.8)%

Installed base - Oklahoma	8,107	9,063	(956)	(10.5)%
Installed base - non-Oklahoma	7,660	7,762	(102)	(1.3)%
Domestic installed base, end of period	15,767	16,825	(1,058)	(6.3)%

Domestic revenue per day	$30.41	$15.95	$14.46	90.7%
International revenue per day	$4.19	$2.60	$1.59	61.2%
Total revenue per day	$21.57	$11.73	$9.84	83.9%

Domestic EGM units sold	1,565	960	605	63.0%
Total EGM units sold	1,565	1,060	505	47.6%
Domestic average sales price	$17,892	$18,078	$(186)	(1.0)%

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

Gaming Operations Revenue

Gaming operations revenue increased primarily due to an increase in our EGM RPD compared to the prior year. In the prior year, the temporary casino closures began in March 2020 caused by the COVID-19 pandemic. Beginning in May 2020 , casinos began to reopen at limited capacity. As of September 30, 2021, most of the Company's customers have reopened at full capacity; there are still some customers who have reopened at limited capacity, and there are some that still remain closed.  The increases in gaming operations revenue are partially offset by a decrease in our EGM installed base year over year due to sales of over 429 previously leased, lower yielding units to distributors during the last nine months and 196 units sold in the prior year, and the sale of 512 units of previously leased VLT EGMs. Additionally, during the last twelve months, several of our customers reconfigured their slot floors in response to the COVID-19 pandemic and, as a result, removed EGMs from our domestic installed base. Our international EGM installed base also decreased year over year due primarily to the permanent closure of certain casinos in Mexico and removal of machines related to slot floor reconfigurations.

Equipment Sales.

The increase in equipment sales was primarily due to an increase of 505 EGMs sold year over year. We sold 1,565 EGM units during the nine months ended September 30, 2021 , compared to 1,060 EGM units in the prior year period. EGM equipment sales revenue also includes revenue from the sale of previously leased, lower yielding units to a distributor (429 of which were sold in the current period and 1,040 units were sold during the nine months ended September 30, 2020), which are not included in our sold unit count or domestic average sales price.

EGM Adjusted EBITDA

EGM Adjusted EBITDA includes revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write-downs and other charges, accretion of placement fees, as well as other costs. See Item 1. “Financial Statements” Note 13 for further explanation of adjustments. The increase in EGM Adjusted EBITDA is attributable to the increase in revenue described above and cost of equipment sales, partially offset by an increase in operating expenses. EGM Adjusted EBITDA margin was 48.1% and 42.2% for the nine months ended September 30, 2021 and 2020, respectively, reflecting a greater mix of higher-margin lease revenues, the sale of previously leased, lower-yielding Oklahoma units to distributors with modest offsetting costs, and management's actions to reduce operating expenses and other costs in response to the COVID-19 crisis.

Table Products

Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020

	Three Months Ended September 30,		$	%
(amounts in thousands, except unit data)	2021	2020	Change	Change
Table Products segment revenues:
Gaming operations	$2,953	$2,170	$783	36.1%
Equipment sales	151	92	59	64.1%
Total Table Products revenues	3,104	2,262	842	37.2%

Table Products segment expenses and adjusted expenses:
Cost of gaming operations(1)	159	288	(129)	(44.8)%
Less: Adjustments(2)	69	124	(55)	(44.4)%
Adjusted cost of gaming operations	90	164	(74)	(45.1)%

Cost of equipment sales	32	21	11	52.4%

Selling, general and administrative	762	404	358	88.6%
Less: Adjustments(3)	78	53	25	47.2%
Adjusted cost of selling, general and administrative	684	351	333	94.9%

Research and development	691	474	217	45.8%
Less: Adjustments(4)	21	20	1	5.0%
Adjusted cost of research and development	670	454	216	47.6%

Table Products Adjusted EBITDA	$1,628	$1,272	$356	28.0%

Table Products unit information:
Table products installed base, end of period	4,648	4,012	636	15.9%
Average monthly lease price	$212	$169	$43	25.4%

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

Equipment Sales

The increase in equipment sales is primarily due to an increase in the sale of table game signs in the current period, partially offset by the decrease in the sale of plexiglass shields and other parts sales to assist our casino customers to reopen safely.

Tables Products Adjusted EBITDA

Table Products Adjusted EBITDA includes the revenues and operating expenses from the Table Products segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 13 for further explanation of adjustments. The increase in Table Products Adjusted EBITDA is attributable to the increase in gaming operations revenue, partially offset by an increase in operating expenses primarily related to an increase in salaries and benefits costs.

Table Products

Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020

	Nine Months Ended September 30,		$	%
(amounts in thousands, except unit data)	2021	2020	Change	Change
Table Products segment revenues:
Gaming operations	$8,473	$4,991	$3,482	69.8%
Equipment sales	217	427	(210)	(49.2)%
Total Table Products revenues	8,690	5,418	3,272	60.4%

Table Products segment expenses and adjusted expenses:
Cost of gaming operations(1)	567	776	(209)	(26.9)%
Less: Adjustments(2)	240	441	(201)	(45.6)%
Adjusted cost of gaming operations	327	335	(8)	(2.4)%

Cost of equipment sales	54	103	(49)	(47.6)%

Selling, general and administrative	2,140	1,270	870	68.5%
Less: Adjustments(3)	193	127	66	52.0%
Adjusted cost of selling, general and administrative	1,947	1,143	804	70.3%

Research and development	1,908	1,849	59	3.2%
Less: Adjustments(4)	33	56	(23)	(41.1)%
Adjusted cost of research and development	1,875	1,793	82	4.6%

Table Products Adjusted EBITDA	$4,487	$2,044	$2,443	119.5%

Table Products unit information:
Table products installed base, end of period	4,648	4,012	636	15.9%
Average monthly lease price	$209	$136	$73	53.7%

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

Equipment Sales

The decrease in equipment sales is primarily due to a lower number of table game signage and shuffler sales in the current year period. The prior year period also included the sale of plexiglass shields and other parts sales to assist our casino customers to reopen safely.

Tables Products Adjusted EBITDA

Table Products Adjusted EBITDA includes the revenues and operating expenses from the Table Products segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 13 for further explanation of adjustments. The increase in Table Products Adjusted EBITDA is attributable to the increase in gaming operations revenue, partially offset by an increase in operating expenses primarily related to an increase in salaries and benefits costs.

Interactive

Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020

	Three Months Ended September 30,		$	%
(amounts in thousands)	2021	2020	Change	Change
Interactive segment revenue:
Social gaming revenue	$558	$829	$(271)	(32.7)%
Real-money gaming revenue	2,015	1,112	903	81.2%
Total Interactive revenue	2,573	1,941	632	32.6%

Interactive segment expenses and adjusted expenses:
Cost of gaming operations(1)	533	418	115	27.5%

Selling, general and administrative	651	360	291	80.8%
Less: Adjustments(2)	27	41	(14)	(34.1)%
Adjusted cost of selling, general and administrative	624	319	305	95.6%

Research and development	620	466	154	33.0%
Less: Adjustments(3)	10	12	(2)	(16.7)%
Adjusted cost of research and development	610	454	156	34.4%

Interactive Adjusted EBITDA	$806	$750	$56	7.5%

(1) Exclusive of depreciation and amortization.

(2) Adjustments to selling, general and administrative expense include non-cash stock compensation expense, legal and litigation expenses including settlement payments, and other adjustments.

(3) Adjustments to research and development costs include non-cash stock compensation expense.

Gaming Operations Revenue

The increase in gaming operations revenue is primarily attributable to an increase of $0.9 million in RMG revenue in the current period primarily due to an increase in the number of customers and games year over year as well as the addition of our land-based content on the AxSys Games Marketplace platform. The increase in RMG is attributable to the increased revenue from Canada and the states of Michigan, New Jersey and Pennsylvania. The increase in gaming operations revenue is partially offset by a $0.3 million decrease in social gaming revenue in the current period.

Interactive Adjusted EBITDA

Interactive Adjusted EBITDA includes the revenues and operating expenses from the Interactive segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 13 for further explanation of adjustments. The increase in Interactive Adjusted EBITDA is primarily attributable to an increase in revenues as described above, partially offset by increased operating costs including salary and benefit related expenses and professional fees.

Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020

	Nine Months Ended September 30,		$	%
(amounts in thousands)	2021	2020	Change	Change
Interactive segment revenue:
Social gaming revenue	$1,848	$2,746	$(898)	(32.7)%
Real-money gaming revenue	5,624	2,828	2,796	98.9%
Total Interactive revenue	7,472	5,574	1,898	34.1%

Interactive segment expenses and adjusted expenses:
Cost of gaming operations(1)	1,547	1,254	293	23.4%

Selling, general and administrative	1,889	1,146	743	64.8%
Less: Adjustments(2)	132	116	16	13.8%
Adjusted cost of selling, general and administrative	1,757	1,030	727	70.6%

Research and development	1,681	1,179	502	42.6%
Less: Adjustments(3)	29	34	(5)	(14.7)%
Adjusted cost of research and development	1,652	1,145	507	44.3%

Interactive Adjusted EBITDA	$2,516	$2,145	$371	17.3%

(1) Exclusive of depreciation and amortization.

(2) Adjustments to selling, general and administrative expense include non-cash stock compensation expense, legal and litigation expenses including settlement payments, and other adjustments.

(3) Adjustments to research and development costs include non-cash stock compensation expense.

Gaming Operations Revenue

The increase in gaming operations revenue is primarily attributable to an increase of $2.8 million in RMG revenue in the current period primarily due to an increase in the number of customers and games year over year as well as the addition of our land-based content on the AxSys Games Marketplace platform. The increase in RMG is attributable to the increased revenue from Canada and the states of Michigan, New Jersey and Pennsylvania. The increase in gaming operations revenue is partially offset by a $0.9 million decrease in social gaming revenue in the current period.

Interactive Adjusted EBITDA

Interactive Adjusted EBITDA includes the revenues and operating expenses from the Interactive segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 13 for further explanation of adjustments. The increase in Interactive Adjusted EBITDA is primarily attributable to an increase in revenues as described above, partially offset by increased operating costs including salary and benefit related expenses and professional fees.

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

The following tables reconcile net loss to total Adjusted EBITDA (amounts in thousands):

Three Months Ended September 30, 2021 compared to the Three Months Ended September 30, 2020

	Three Months Ended September 30,		$	%
	2021	2020	Change	Change
Net (loss) income	$(1,829)	$(11,078)	$9,249	(83.5)%
Income tax (benefit) expense	(2,723)	(1,672)	(1,051)	62.9%
Depreciation and amortization	18,441	20,463	(2,022)	(9.9)%
Other expense	1,126	(311)	1,437	(462.1)%
Interest income	(263)	(671)	408	(60.8)%
Interest expense	10,700	11,330	(630)	(5.6)%
Write-downs and other(1)	197	1,932	(1,735)	(89.8)%
Other adjustments(2)	17	2,413	(2,396)	(99.3)%
Other non-cash charges(3)	2,030	2,415	(385)	(15.9)%
Legal and litigation expenses including settlement payments(4)	193	389	(196)	(50.4)%
Acquisitions and integration-related costs including restructuring and severance(5)	25	79	(54)	(68.4)%
Non-cash stock-based compensation(6)	3,994	1,733	2,261	130.5%
Total Adjusted EBITDA	$31,908	$27,022	$4,886	18.1%

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

(6) Non-cash stock-based compensation includes non-cash compensation expense related to grants of options, restricted stock, and other equity awards.

Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020

	Nine Months Ended September 30,		$	%
	2021	2020	Change	Change
Net (loss) income	$(13,482)	$(68,136)	$54,654	(80.2)%
Income tax (benefit) expense	(2,127)	(5,016)	2,889	(57.6)%
Depreciation and amortization	55,460	66,353	(10,893)	(16.4)%
Other expense	1,092	3,993	(2,901)	(72.7)%
Interest income	(827)	(843)	16	(1.9)%
Interest expense	33,198	30,566	2,632	8.6%
Loss on extinguishment and modification of debt	-	3,102	(3,102)	(100.0)%
Write-downs and other(1)	985	2,806	(1,821)	(64.9)%
Other adjustments(2)	15	4,652	(4,637)	(99.7)%
Other non-cash charges(3)	6,264	7,467	(1,203)	(16.1)%
Legal and litigation expenses including settlement payments(4)	825	389	436	112.1%
Acquisitions and integration-related costs including restructuring and severance(5)	74	311	(237)	(76.2)%
Non-cash stock-based compensation(6)	8,856	4,726	4,130	87.4%
Total Adjusted EBITDA	$90,333	$50,370	$39,963	79.3%

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

As a result of the business disruption caused by the rapid nationwide spread of the coronavirus and the actions by state and tribal governments and businesses to contain the virus, the Company took several actions took several actions to adapt to the severity of the COVID-19 crisis, which included reduction of expenses and capital purchases. From April to September of 2020, the Company implemented short-term furloughs with retained benefits, company-wide salary reductions, and reduced its workforce by over 10%. Our non-employee directors also agreed to reduce their fees by 50% for the first three quarters of 2020 and to take payment of the fees in stock in lieu of cash. Beginning in May 2020, casinos began to reopen at limited capacity. As of September 30, 2021, most of the Company's customers have reopened at full capacity; there are still some customers who have reopened at limited capacity, and there are some that still remain closed.

As of September 30, 2021, the Company had $87.8 million in cash and cash equivalents and $30.0 million available to draw under its revolving credit facility. Under the First Lien Credit Agreement (defined below Item 1. "Financial Statements" Note 5), the Company was required to comply with certain financial covenants at the end of each calendar quarter, including to maintain a maximum net first lien leverage ratio of 6.0 to 1.0. On May 1, 2020, the Company entered into an Incremental Assumption and Amendment Agreement No. 4 ("Amendment No. 4") which amended its First Lien Credit Agreement to, among other things, during the period beginning on May 1, 2020, and ending on the date on which the Company delivers a compliance certificate with respect to the fiscal quarter ending December 31, 2021 (unless earlier terminated by the Company), make certain modifications to the negative covenants set forth in the First Lien Credit Agreement and, solely for purposes of determining compliance with the financial covenant during the first three quarters of 2021, the calculation of EBITDA. These modifications to the calculation of EBITDA are applicable for the period ended September 30, 2021. As a result of Amendment No. 4, and based on the Company's projected operating results for the next twelve months, the Company expects that it will be in compliance with its covenants under the First Lien Credit Agreement for at least the next twelve months after the financial statements are issued. Pursuant to the terms of Amendment No. 4, the Company incurred incremental term loans in an aggregate principal amount of $95.0 million, of which the Company received $83.3 million in net proceeds (after original issue discount and related fees, which is described in Item 1. "Financial Statements" Note 5). The incremental term loans incurred pursuant to Amendment No. 4 bear interest at a rate equal to, at the Borrower's option, either LIBOR or the base rate, subject to an interest rate floor plus an applicable margin of 13.0% for LIBOR loans and 12.0% for base rate loans. Any voluntary prepayment of the incremental term loans incurred pursuant to Amendment No. 4 during the first two years after May 1, 2020 will be subject to a customary “make-whole” premium. On or after May 1, 2022 and prior to November 1, 2022, a voluntary prepayment of the incremental term loans incurred pursuant to Amendment No. 4 will be accompanied by a 1.00% payment premium. Other than described above, the incremental term loans have the same terms applicable to the outstanding term loans under the First Lien Credit Agreement. As a result of the additional financing, along with cash and cash equivalents on hand as of September 30, 2021, Management believes that the Company has sufficient liquidity to fund its operating requirements and meet its obligations as they become due for at least the next twelve months after the financial statements are issued.

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

On August 4, 2021, the Borrower entered into Amendment Agreement No. 5 (the “Credit Agreement Amendment”), with certain of the Borrower's subsidiaries, the lenders party thereto and the administrative agent, which amends and restates that certain First Lien Credit Agreement to extend the maturity date of its existing $30 million first lien revolving credit facility to November 6, 2023. Other than as described above, the loans under the First Lien Credit Agreement continue to have the same terms.

As of September 30, 2021, we were in compliance with the required covenants of our debt instruments. See Item 1. “Financial Statements” Note 1 “Liquidity and Financing” for a description of a change to our financial covenants for future periods.

Finance Leases

The Company has entered into leases for vehicles and equipment that are accounted for as finance leases.

The following table summarizes our historical cash flows (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Cash Flow Information:
Net cash provided by operating activities	$54,197	$19,719	$34,478
Net cash used in investing activities	(36,232)	(25,993)	$(10,239)
Net cash (used in) provided by financing activities	(11,807)	106,320	$(118,127)
Effect of exchange rates on cash and cash equivalents	(3)	(8)	$5
Net increase in cash, cash equivalents and restricted cash	$6,155	$100,038	$(93,883)

Operating activities

The increase in cash is primarily attributable to the decrease in net loss primarily due to casino closures from Mid-March through April of 2020 and partial re-openings at limited capacity starting from May 2020 due to COVID-19, compared to most of the Company's customers being reopened at full capacity at September 30, 2021, partially offset by better collections of accounts receivable in the prior period.

Investing activities

The increase in cash used in investing activities was primarily due to a $12.7 million increase in purchases of property plant and equipment, a $3.3 million increase in software development and partially offset by a $4.7 million decrease in customer note receivables and a $1.4 million decrease in purchases of intangibles.

Financing activities

Net cash used in financing activities for the nine months ended September 30, 2021, was $11.8 million compared to net cash provided by financing activities of $106.3 million for the nine months ended September 30, 2020, representing a decrease in cash of $118.3 million which is primarily attributable to the borrowing on the revolving credit facility of $30.0 million in the prior year period and proceeds from incremental term loans of $83.3 million which consist of $92.2 million of gross proceeds net of $5.7 million of deferred loan costs and $3.1 million of loss on modification that was immediately expensed.

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

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020. There were no material changes to our policies during the nine months ended September 30, 2021.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See related disclosure at Item 1. “Financial Statements”, Note 1 “Description of the Business and Summary of Significant Accounting Policies.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates. Our primary exposure to market risk is interest rate risk associated with our long-term debt, which accrues interest at variable rates. Certain of our debt instruments accrue interest at LIBOR or the base rate, at our election, subject to an interest rate floor plus an applicable margin rate. In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt and equity capital to sustain our operations. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. As of September 30, 2021, less than 1% of our debt were fixed-rate instruments. Assuming a constant outstanding balance for our variable-rate long term debt, a hypothetical 1% decrease in interest rates would not decrease interest expense given our LIBOR floor on related debt, while a hypothetical 1% increase in interest rates would increase interest expense approximately $6.2 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

(a). Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate of Amended and Restated Articles of Incorporation of PlayAGS, Inc., effective January 29, 2018 (incorporated by reference to Exhibit 3.1 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 5, 2019).

3.2	Amended and Restated Bylaws of PlayAGS,Inc., Adopted January 29, 2018 (incorporated by reference to Exhibit 3.2 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 5, 2019).

*10.1	Amendment Agreement No. 5, dated as of August 4, 2021, by and among AP Gaming Holdings, LLC, AP Gaming I, LLC, each subsidiary loan party listed on the signature pages thereof, Jefferies Finance LLC and each of the Revolving Facility Lenders party hereto.

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.IN	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contains in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PlayAGS, Inc.

Date:	November 4, 2021	By:	/s/ KIMO AKIONA
		Name:	Kimo Akiona
		Title:	Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)