Form 10-K
period 2021-12-31
PlayAGS, Inc.
filed 2022-03-10
CIK 1593548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2021

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

As of June 30, 2021, the market value of voting and non-voting common equity held by non-affiliates of the registrant was $276,572,419 (1). Such aggregate market value was computed by reference to the closing price of the common stock as reporting on the New York Stock Exchange on June 30, 2021. As of March 8, 2022, there were 36,967,910 shares of the Registrant’s common stock, $.01 par value per share, outstanding.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, which could cause our actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

•	risks associated with the global COVID-19 pandemic on our business operations, financial performance, results of operations, material procurement, financial positions;
•	our ability to effectively compete with numerous domestic and foreign businesses;
•	our ability to provide financing on favorable terms compared with our competitors;
•	our ability to adapt to and offer products that keep pace with evolving technology related to our businesses;
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
•

adverse local economic, regulatory or licensing changes in Oklahoma, Washington or Texas, the states in which the majority of our revenue has been derived, or material decreases in our revenue with our largest customers;

•	dependence on the protection of our intellectual property and proprietary information and our ability to license intellectual property from third parties;
•	failure to attract, retain and motivate key employees;
•	certain restrictive open source licenses requiring us to make the source code of some of our products available to third parties and potentially granting third parties certain rights to the software;
•	reliance on hardware, software and games licensed from third parties, and on technology provided by third-party vendors;
•	dependence on our relationships with service providers;
•	maintaining effective internal controls over financial reporting;
•	our ability to maintain current customers on favorable terms;
•	our ability to enter new markets and potential new markets;
•	our ability to capitalize on the expansion of Internet or other forms of interactive gaming or other trends and changes in the gaming industries;
•	changes in tax regulation and results of tax audits, which could affect results of operations;
•	our ability to generate sufficient cash to serve all of our indebtedness in the future; and
•	the other factors discussed under Item 1A. “Risk Factors.”

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

We are a leading designer and supplier of EGMs and other products and services for the gaming industry. Since 2014, we have expanded our product line-up to include: (i) Class III EGMs for commercial and Native American casinos permitted to operate Class III EGMs, (ii) table game products and (iii) interactive products, all of which we believe provide us with growth opportunities as we expand in markets where we currently have limited or no presence. For the year ended December 31, 2021, approximately 79% of our total revenue was generated through recurring contracted lease agreements whereby we place EGMs and table game products at our customers’ gaming facilities under either a revenue sharing agreement (we receive a percentage of the revenues that these products generate) or fee-per-day agreement (we receive a daily or monthly fixed fee per EGM or table game product), or recurring revenue from our Interactive gaming operations. We operate our business in three distinct segments: EGMs, Table Products and Interactive. Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line.

Our Operations

We provide customers with EGMs, table products, ancillary table product equipment, systems software, computer hardware, signage and other equipment for operation within their gaming facilities. In return we receive either cash for sold items, or a share of the revenue generated by these products and systems, either as a flat monthly fee or a daily fee. The determination of whether our agreement results in a revenue share, monthly fee, or daily fee arrangement is generally governed by local gaming jurisdictions. For our revenue share arrangements on EGM products, we have historically shared between 15% and 20% of the revenues generated by the EGMs. Under our agreements for EGMs, we participate in selecting the mix of titles, maintain and service the equipment and oversee certain promotional efforts. When sold, we offer the majority of our products with an optional parts and service contract. For Table Products we typically license table games and lease related equipment for which we receive monthly royalty and lease payments. We also lease and sell roulette and baccarat signs as well as a single deck card shuffler for poker tables, Dex S, as well as our new second shuffler, the Pax S single-deck shuffler. Our Interactive segment generates revenues from (1) business-to-customer ("B2C") social products where consumers purchase virtual coins used to play social casino games, (2) business-to-business ("B2B") social products where we obtain a percentage of monthly revenue generated by the white label casino apps that we build and operate for our customers, and (3) real-money gaming (“RMG”) revenues, which are earned primarily based on a percentage of the revenue produced by the games on our platform as well as monthly platform fees and initial integration fees. In support of our business and operations, we employ a professional staff including field service technicians, production, sales, account management, marketing, technology and game development, licensing and compliance and finance.

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

Products

    We provide our casino customers with high-performing Class II and Class III EGMs for the tribal and commercial gaming markets, more than 60 unique table products offerings, ancillary table products equipment, systems software, computer hardware, signage, and other equipment for operation within gaming facilities such as our newly introduced single deck card shuffler. In our AGS Interactive segment, we offer a vast library of casino-themed social and mobile games, B2B social casino solutions available to land-based casino customers, and an RMG platform and library of games for online operators.

EGM Segment

EGMs constitute our largest segment, representing 91.6% of our revenue for the year ended December 31, 2021. In 2021, we had a library of 545 proprietary game titles that we delivered on our state-of-the-art EGM cabinets. These include our premium lease-only cabinets Orion Starwall, Orion Curve Premium, Orion Rise, and Big Red ("Colossal Diamonds"). Also, our core cabinets that are available for sale and lease include the Orion Portrait, Orion Slant, Orion Curve, Orion Upright and ICON. In addition to providing complete EGM units, we offer conversion kits, which are essentially software containing new games that allow existing game titles to be converted to other game titles offered within that operating platform.

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

We deliver our content on the cabinets below:

Premium - Lease-Only Cabinets

Orion Starwall – The Orion Starwall video display, first introduced at the Global Gaming Expo 2019 and launched in the spring of 2020, is an award-winning merchandising innovation for our premium Orion Portrait games. A first-of-its kind, the large format, fully modular free-standing Starwall video display combines hundreds of direct view LED tiles to create a seamless video backdrop designed to attract players from across the floor. Fitting securely with banks of premium Orion Portrait games, the Starwall adds attraction through high-impact motion graphics complementary to the game theme. In 2021, the Orion Starwall was nominated for an EKG Slot Award for ’Top Performing NEW Cabinet - Premium'.

Orion Curve Premium – The Orion Curve Premium is our premium cabinet of the Orion Curve, premium hardware and merchandising adds to the experience, with a 10-foot showcase platform designed for 4-pods or 5-pods. Featuring an eye-catching 360-degree video display and theme-specific illuminated wedge spacers, the package provides an intimate, theater-like gameplay experience designed for social distancing yet community-style celebration on the circular overhead display.

Orion Rise – Unveiled at the Global Gaming Expo in 2019, this premium tower platform is one of the three recurring-revenue-only revenue model cabinets. This dual screen cabinet features a 55 inch 4K top monitor to stand out on casino floors. Available for Class III and Class II markets, the Orion Rise offers exclusive titles with high-impact graphics to showcase the cabinet’s attention-grabbing form.

Big Red - Big Red is a premium cabinet focused on simple, classic spinning-reel gameplay. At 8’ tall and 8’ wide, its massive size and bright red color commands attention on the casino floor and creates a community-style gaming experience. Currently available with our top-performing game title Colossal Diamonds, Big Red is engineered for both Class II and Class III jurisdictions. In 2019 and in 2020, the Big Red Colossal Diamonds was nominated for an EKG Slot Award for ‘Top-Performing Proprietary Branded Game’. In 2021, the Big Red Colossal Diamonds was nominated for an EKG Slot Award for ’Top Performing Premium Game’.

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

Orion Curve – Launched in 2020, the Orion Curve features an LCD Ultra HD curved portrait monitor for a more immersive game-play experience. The 49-inch curved touchscreen portrait monitor features 4K resolution for cinematic slot entertainment highlighted by spectacular color, breathtaking contrast, and incredible detail. Our signature Orion U-shaped lighting design showcases this striking platform with more than 400 game-controlled LED lights that change color based on game events, music, and sounds. In 2021, the Orion Curve was nominated for an EKG Slot Award for ’Top Performing NEW Cabinet - Core’.

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

Table Products

In addition to our existing portfolio of EGMs, we also offer our customers more than 60 unique table products, including live felt table games, side bets, progressives, card shufflers, signage, and other ancillary table game equipment. Our table products are designed to enhance the table games section of the casino floor (commonly known as “the pit”). Over the past 10 years, there has been a trend of introducing side bets on blackjack tables to increase the game’s overall hold. Our table products segment offers a full suite of side bets and specialty table games that capitalize on this trend, and we believe that this segment will serve as an important growth engine for our company by generating further cross-selling opportunities with our EGM offerings. As of December 31, 2021, we had placed 4,701 table products domestically and internationally. Based on the number of products placed, we believe we are presently a leading supplier of table products to the gaming industry.

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

Due to our success with Bonus Spin Blackjack, in 2020 we introduced an upgraded table game progressive side bet system called Bonus Spin Xtreme, with full launch occurring in 2021. This next generation of Bonus Spin features three concentric wheels, enabling Bonus Spin Xtreme to award all participating players with a community prize, as well as award one player position with an enhanced prize which may be a progressive jackpot. Bonus Spin Xtreme can link all community-style table games like roulette, baccarat, and craps, while enabling all participating players to be rewarded with a community prize games within a casino and offer a single shared progressive jackpot – a feat which has not previously been accomplished with any product in any casino. In 2021, Bonus Spin Xtreme won the Gold award in the Gaming & Technologies Awards at Global Gaming Expo.

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

One of the newer areas of our Table Products segment consists of ancillary equipment offerings to table games, such as card shufflers, table signage, and our ACOT chip tray, which provide casino operators a greater variety of choice in the marketplace. This product segment includes baccarat signage, animated roulette readerboards, and our highly anticipated single-card shuffler, Dex S. The Dex S shuffler features a streamlined design with fewer moving parts, making it exceptionally functional, economical, and reliable, and it easily fits into existing table cutouts so casino operators can seamlessly install without changing their current layouts or replacing any tables. At the Global Gaming Expo in 2019, we introduced our second shuffler, the Pax S single-deck pack shuffler, which launched in late 2021. We believe that the table equipment area of our business holds many opportunities for growth, as the technology currently installed in the signage and readerboard areas are in a replacement cycle.

Interactive

We operate a Business-to-Business ("B2B") game aggregation platform for online real-money gaming ("RMG") operators. Through our remote gaming server, we deliver a library of more than 1,000 games, many of which are AGS titles, developed by our internal game-development studios. We also partner with a host of third-party game developers to offer game content across mobile, desktop, and social channels – delivering an experience wherever and whenever players want to engage.

AGS also offers Business-to-Consumer (“B2C”) free-to-play social casino apps that players across the globe can enjoy anytime online or on their mobile device. Our B2C social casino games operate on a free-to-play model, whereby game players may collect virtual currency or other virtual consumable goods (collectively referred to as “virtual goods” or “virtual currency”) free of charge or the player may purchase additional virtual goods. Our social casino library includes over 600 game titles in a variety of different games, including video slots, spinning reels, video poker, blackjack, bingo, and tournaments. Our most popular app, Lucky Play Casino, offers mobile players all the thrills of Vegas casinos. Players can choose from dozens of AGS player-favorite slot games, as well as other casino classics like video poker, blackjack, and bingo. Our apps also feature in-app tournaments, rumbles, VIP bonuses, and unique interactive challenges.

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

Manufacturing

Manufacturing commitments are generally based on projected quarterly demand from customers. We have manufacturing agreements to build our gaming cabinets with multiple manufacturing vendors. We believe we have limited concentration risk with any one of these vendors, because we own the rights to our cabinet designs and thus have the ability to change manufacturers in the event of a dispute. We believe any of these vendors would be able to build our gaming cabinets for titles on any platform.  As the supplier base is large, we are able to gain competitive pricing and delivery on any of our cabinets and have limited risk in supply disruptions. However, as a result of the disruption in global supply chains precipitated by the COVID-19 pandemic, there has been an increase in the price of components used in our EGMs and a significant increase in freight costs for the transportation of our products.

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

Oklahoma is our largest market and our gaming products in the state accounted for approximately 28% of our total revenue for the year ended December 31, 2021. Our largest customer is the Chickasaw Nation, a Native American gaming operator in Oklahoma, which accounted for approximately 12% of our total revenue for the year ended December 31, 2021. Washington is our second largest domestic market and our gaming products in the state accounted for approximately 9% of our total revenue for the year ended December 31, 2021. Texas is our third largest domestic market and our gaming products in the state accounted for approximately 9% of our total revenue for the year ended December 31, 2021.

For the year ended December 31, 2021, we did not receive more than 10% of our total revenue from any of our other customers.

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

Research and Development

We conduct research and development through an internal team to develop new gaming systems and gaming content. Research and development costs consist primarily of salaries and benefits, travel and expenses and other professional services. As of December 31, 2021, we employ 286 game developers, software and system programmers, project managers and other development and administrative staff that oversee internal game development efforts and manage third party relationships. The technology and game development division for the EGM segment operates primarily out of our Atlanta, Georgia, Austin, Texas, Reno, Nevada and Sydney, Australia locations as well as a studio in Las Vegas, Nevada that primarily supports our Table Products segment. We also have development and support teams for our Interactive segment in Tel Aviv, Israel. Additionally, we hire independent contractors in the Ukraine to support the online operations of AGS iGaming. The Company does not have customer-sponsored research and development costs.

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

Inflation and Cost Fluctuations

Our operational expansion is affected by the cost of hardware components, which are not considered to be inflation sensitive in the long term, but rather, sensitive to changes in technology and competition in the hardware markets. However, as a result of the disruption in global supply chains precipitated by the COVID-19 pandemic, there has been an increase in the price of components used in our EGMs and certain Table Products, as well as a significant increase in freight costs for the transportation of our products. In addition, we expect to continue to incur increased legal and other similar costs associated with regulatory compliance requirements and the uncertainties present in the operating environment in which we conduct our business.

Human Capital Management

AGS is a global company with offices and employees in Australia, Canada, Israel, Mexico, the United Kingdom and the United States. As of December 31, 2021, we had 563 full-time employees in the United States, 136 full-time employees in Mexico, 56 full-time employees in Australia, 12 full-time employees in Israel, 8 full-time employees in the United Kingdom, and 5 full-time employees in Canada.

The Company believes that our employees are a strategic business advantage and as such, we place a high value on delivering a positive employee experience and an engaging employee culture that enables us to attract, retain, and reward our employees. In 2021, we faced the COVID-19 pandemic with confidence and the belief that maintaining engagement with our greatest asset, our employees, would pay dividends when we emerge from the pandemic. This belief guided the following decisions made by our executive team:

•	We continued to offer benefits to our employees that help them navigate our current hybrid working model. These benefits include employee assistance programs as well as mental and emotional resilience resources to enhance our employees' well-being.
•	We continued to engage with our employees through regular townhall meetings led by our Chief Executive Officer, David Lopez. In addition, we kept our employees informed through communications regarding the latest information on the COVID-19 pandemic, guidelines from the Centers for Disease Control and Prevention, and office attendance and working guidelines of local governments in the locations where we conduct business.
•	We also took decisive actions early in the pandemic to ensure the safety of our employees by transitioning our workforce, where feasible, to a remote working environment and we are continuing to ensure that our hybrid working model is operating responsibly and safely.

Employee Culture

The Company’s employee-focused culture provides greater job satisfaction, collaboration, work performance, and employee morale, which in turn results in empowered and productive employees. This has been recognized by the Company’s receipt of various employee engagement awards based on employee feedback through confidential surveys and reviews, such as the prestigious ‘Best and Brightest Companies to Work For in the Nation®’ (every year from 2017 to 2021); ‘Atlanta’s Best and Brightest Companies to Work For®’ (every year from 2017 to 2021); Glassdoor’s ‘Best Places to Work’ in 2020; and recognition in the ‘Nevada Top Workplaces’ and ‘Atlanta Top Workplaces’ in 2020.

We believe that we foster an engaged employee culture by having a clear mission and strong core values, focused on innovation, trust, respect, empowerment, service, and honesty. Our community focus means that we give back to our communities and work to strengthen them.

The Company provides a flexible work environment and allows remote work whenever practical to our business, which, we believe, makes our employees more dedicated and engaged because they are trusted to meet their deliverables in a manner that provides work-life balance and accommodates their lifestyles. AGS also prioritizes employee communication, through regular town halls delivered by our CEO and other executives; frequent email communications; a SharePoint site with easily accessible Company information; the Companywide use of Microsoft Teams for meetings, virtual events, documents and information sharing, and chat; a focus on leveraging our internal corporate social network for employee engagement and communication; and a quarterly e-newsletter related to our diversity, equity, and inclusion initiatives.

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

At AGS, our diverse workforce is why we continue to win awards for our employee culture and our innovation. As of December 31, 2021, approximately 28% of the Company’s global workforce was female, which is consistent with current trends in our industry, and 26% of the Company’s employees in managerial roles were female. As of December 31, 2021, minorities represented approximately 42% of the Company’s global workforce, of which 29% of our global employees in managerial roles were minorities. Within the Company’s C-Suite, which comprises our senior executive team, 29% of our leaders were women and 57% were minorities. In addition, there are two women who serve on our Board of Directors comprising almost 30% of our Board.

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

The Company conducts annual mandatory diversity training for all employees focused on diversity on the job and the changing workplace. This training defines diversity, provides coursework on how to leverage the diversity that exists within an organization, and dispels common myths that surround the topic of diversity. For our employees of color identified as future leaders, we also offer participation in McKinsey Black Leadership Academy’s Management Accelerator. This program is designed to help equip our aspiring leaders of color with the capabilities, mindsets, behaviors, and network needed to achieve their professional aspirations — focusing on building core management and leadership capabilities.

AGS also makes diversity and inclusion a strategic recruiting priority through our partnership with JobTarget, which automatically posts our open positions to various online job boards targeting diverse candidates including people of color, women, people living with disabilities, and other protected and/or underrepresented job seekers.

Veteran Recruitment & Support

We are committed to hiring veterans, empowering those veterans in transition to the civilian sector, and supporting our veterans and their families in their communities. The Company actively recruits for qualified military veterans by posting our open positions on MilitaryVetJobs, Veterans Enterprise, JOFDAV – Job Opportunities for Disabled American Veterans, Hire Our Heroes, US Military, and RallyPoint. Thirty-three percent (33%) of our C-Suite, and seven percent (7%) of our U.S. employee base, served in the military. Because of their backgrounds and experience, we believe, veterans bring leadership, technical skills, and a spirit of collaboration to AGS. Once employed with AGS, the Company gives veterans the opportunity to make the most of their skills and abilities. We partner with America’s Warrior Partnership, a national nonprofit organization dedicated to empowering communities through helping veterans and their families find the services and support they need in their local communities. The Company also actively supports veterans through Operation Gratitude and other organizations and outreach.

Competitive pay and benefits

AGS’ compensation programs are designed to align the compensation of our employees with the Company’s performance and to provide the proper incentives to attract, retain and motivate employees to achieve growth goals. The structure of our compensation programs balances incentive earnings for both short-term and long-term performance, specifically:

•	We provide employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge, and geographic location.
•	We align our executives’ long-term equity compensation with our shareholders’ interests by linking realizable pay with stock and Company performance.
•	All full-time employees are eligible for medical, dental, and vision insurance, paid and unpaid leave, a 401(k) retirement plan that includes Company match, and life and disability/accident coverage. We also offer flexible time-off, paid marriage, maternity, and supporting parental leave, wellness programs, employee assistance programs, and tuition reimbursement.
•	From time to time, with Board approval, the Company gives every full-time employee ownership opportunities in the Company through equity-based awards.

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

●	The risks related to operations in foreign countries and outside of traditional U.S jurisdictions could negatively affect our results.
●	Foreign currency exchange rate fluctuations and other risks could impact our business.
●	Our business is subject to quarterly fluctuations.
●	We could face risks associated with, or arising out of, environmental, health and safety laws and regulations.
●	If our products contain defects, we may be liable for product defects or other claims, our reputation could be harmed and our results of operations adversely affected.
●	Our revenues are vulnerable to the impact of changes to the Class II regulatory scheme.
●

State compacts with our existing Native American tribal customers to allow Class III gaming could reduce demand for our Class II games and our entry into the Class III market may be difficult as we compete against larger companies in the tribal Class III market.

●	The participation share rates for gaming revenue we receive pursuant to our participation agreements with our Native American tribal customers may decrease in the future.
●	We generate a substantial amount of our total revenue from one customer and in three states.
●

Certain contracts with our customers are on a month-to-month basis, and if we are unable to maintain our current customers on terms that are favorable to us, our business, financial condition, or results of operations may detrimentally suffer.

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

●

Continued operation and our ability to service several of our installed EGMs depend upon our relationships with service providers, and changes in those relationships could negatively impact our business.

●	We have a history of operating losses and a significant accumulated deficit, and we may not achieve or maintain profitability in the future.
●	Our inability to complete future acquisitions and integrate those businesses successfully could limit our future growth.
●	Failure to attract, retain and motivate key employees may adversely affect our ability to compete.
●	Changes in tax regulation and results of tax audits could affect results of operations of our business.
●	Our internal controls over financial reporting may be insufficiently documented, designed or operating.

Risks Related to Our Capital Structure

●	Our substantial indebtedness could adversely affect our ability to raise additional capital or to fund our operations, expose us to interest rate risk to the extent of our variable rate debt, limit our ability to react to changes in the economy, and prevent us from making debt service payments.
●

We may not be able to generate sufficient cash to service all of our indebtedness, and we may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.

●	Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Risks Related to Ownership of Our Common Stock

●	Our stock price may fluctuate significantly.
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

Risks Related to Our Business and Industry

The global COVID-19 pandemic has had and is continuing to have a significant adverse impact and in the future could have a material adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of the customers and suppliers in the gaming industry that we serve. We are unable to predict the extent to which the pandemic and related impacts will continue to adversely impact our business operations, ability to procure materials, financial performance, results of operations, financial position and the achievement of our business objectives.

The COVID-19 pandemic has negatively impacted the global economy, with particular impact to the gaming industry, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in the financial markets, and increased unemployment levels. In addition, the pandemic resulted in temporary closures of many businesses, including those of our casino customers in 2020, and resulted in the institution of physical distancing and sheltering in place requirements in many states and communities. As a result of pandemic, there has been a decrease in the amount of money spent by consumers in our international locations on our revenue shared installed base and the amount of daily fees of our participation EGMs. Furthermore, general macro-economic factors have resulted in a decline in levels of consumer disposable incomes and personal consumption spending particularly in our  international locations. Consequently, demand for our products and services has been and may continue to be significantly impacted, which has adversely affected our revenue and profitability and could continue to do so in the future. Specifically, our international gaming operations revenue and total equipment sales have decreased compared to pre-pandemic levels. Furthermore, the pandemic has impaired and could continue to impair our ability to maintain sufficient liquidity, particularly if casinos and other gaming businesses close again or physical distancing and other COVID-19-protective measures prevent them from opening at full capacity, the impact on the global economy worsens and further impacts the disposable income available to our casino customers’ patrons, or customers continue to delay making payments to us under existing obligations. Furthermore, because of changing economic and market conditions affecting the gaming industry, our ability to achieve our business objectives have been impacted and may continue to be impacted in the future. Our business operations may be disrupted because our workforce may be subject to illness, quarantines, government actions, and other restrictions imposed in connection with the pandemic. As a result, the Company may take several actions to adapt such as implementing short-term furloughs, company-wide salary reductions, and workforce reductions. We have borrowed funds under existing credit facilities and incremental term loans, and may seek additional funding, if needed and to the extent available, under federal programs such as the CARES Act. The extent to which the COVID-19 pandemic will further impact our business, results of operations, and financial condition, as well as our capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. In addition, if vaccines offer only limited protection, we expect to see continued fluctuations in business openings and closures as communities respond to local outbreaks, which could prolong the global economic impact.

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

We also face high levels of competition in the supply of products and services for newly legalized gaming jurisdictions and for openings of new or expanded casinos. Our success is dependent on our ability to successfully enter new markets and compete successfully for new business.

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

We believe that creative and appealing game content produces more revenue for our customers and provides them with a competitive advantage, which in turn enhances our revenue and our ability to attract new business and to retain existing business. There can be no assurance that we will be able to sustain the success of our existing game content or effectively develop or obtain from third parties game content or licensed brands that will be widely accepted both by our customers and players. As a supplier of gaming equipment, we must offer themes and products that appeal to gaming operators and players. Our revenues are dependent on the earning power and life span of our games. We therefore face continuous pressure to design and deploy new and successful game themes and technologically innovative products to maintain our revenue and remain competitive. If we are unable to anticipate or react timely to any significant changes in player preferences, the demand for our gaming products and the level of play of our gaming products could decline. Further, we could fail to meet certain minimum performance levels, or operators may reduce revenue sharing arrangements with us, each of which could negatively impact our sales and financial results. In addition, general changes in consumer behavior, such as reduced travel activity or redirection of entertainment dollars to other venues, could result in reduced demand and reduced play levels for our gaming products.

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

Demand for our products and services depends largely upon favorable conditions in the casino industry, which is highly sensitive to casino patrons’ disposable incomes and gaming activities. Discretionary spending on entertainment activities could further decline for reasons beyond our control, such as natural disasters, acts of war, terrorism, transportation disruptions, adverse health crises such as the COVID-19 pandemic or the results of adverse weather conditions. Additionally, disposable income available for discretionary spending may be reduced by higher housing, energy, interest, or other costs, or where the actual or perceived wealth of customers has decreased because of circumstances such as lower residential real estate values, increased foreclosure rates, inflation, increased tax rates, or other economic disruptions. Consumer spending may also be affected by higher rates of inflation or a prolonged period of moderate inflation, in the United States or globally. Any prolonged or significant decrease in consumer spending on entertainment activities could result in reduced play levels on our participation games, causing our cash flows and revenues from a large share of our recurring revenue products to decline.

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

We participate in the new and evolving interactive gaming industry through our social and RMG interactive gaming products. Part of our strategy is to take advantage of the liberalization of interactive gaming, both within the United States and internationally. These industries involve significant risks and uncertainties, including legal, business and financial risks. The success of these industries and of our interactive gaming products and services may be affected by future developments in mobile platforms, regulatory developments, data privacy laws and other factors that we are unable to predict and are beyond our control. This fast-changing environment can make it difficult to plan strategically and can provide opportunities for competitors to grow their businesses at our expense. Consequently, the future results of our operations relating to our interactive gaming products and services are difficult to predict and may not grow at the rates we expect, and we cannot provide assurance that these products and services will be successful in the long term.

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

The AC Tribe appealed their case in the United States Supreme Court and the Supreme Court denied hearing the appeal of the AC Tribe on January 13, 2020, effectively upholding the earlier ruling by the Fifth Circuit that the Texas Act controls with respect to gambling on the AC Tribe’s land in Texas. However, in August 2021, a U.S. magistrate denied the state of Texas’s request to enjoin the bingo gaming currently offered on the Property. This decision is being appealed by the state of Texas. Further, the United States Supreme Court has agreed to hear a case that another tribe (the Ysleta del Sur Pueblo) filed, asking the Supreme Court to overrule a 1994 ruling that the state of Texas has used to close bingo facilities operated by certain tribes. Oral Argument was heard in that matter on February 2, 2022 by the United States Supreme Court. The parties are awaiting the Court’s decision.

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

The failure to maintain controls and processes related to billing and collecting notes receivable or the deterioration of the financial condition of our customers could negatively impact our business. As a result of these agreements, the collection of notes receivable has become a matter of greater significance. While we believe the increased level of these specific receivables has allowed us to grow our business, it has also required direct, additional focus of and involvement by Management. Further, and especially due to a downturn in the economy, some of our customers may not pay the notes receivable when due.

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

Our Interactive segment’s products are accessed through the Internet, and leverage the connectivity of mobile platforms. As such, security breaches in connection with the delivery of our services via the Internet may affect us and could be detrimental to our reputation, business, operating results, and financial condition. In addition, we depend on our information technology infrastructure for the B2B and B2C portions of our Interactive segment. Security breaches of, or sustained attacks against, this infrastructure could create system disruptions and shutdowns that could negatively impact our operations. We continue to invest in new and emerging technology and other solutions to protect our network and information systems, but there can be no assurance that these investments and solutions will prevent any of the risks described above.

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

To the extent new gaming jurisdictions are established or expanded, we cannot guarantee we will be successful penetrating such new jurisdictions or expanding our business in line with the growth of existing jurisdictions. As we enter into new markets, we may encounter legal and regulatory challenges that are difficult or impossible to foresee and which could result in an unforeseen adverse impact on planned revenues or costs associated with the new market opportunity. If we are unable to effectively develop and operate within these new markets, then our business, operating results and financial condition would be impaired. Furthermore, as we attempt to generate new streams of revenue by placing our participation EGM, table or RMG Interactive products with new customers, we may have difficulty implementing an effective placement strategy for jurisdictional-specific games. Our failure to successfully implement an effective placement strategy could cause our future operating results to vary materially from what we have forecasted.

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

The manufacturing, assembling and designing of our EGMs depends upon a continuous supply of raw materials and components, such as source cabinets, which we currently source primarily from a limited number of suppliers, some of whom are domiciled in various parts of the world. Our operating results could be adversely affected by an interruption or cessation in the supply of these items or a serious quality assurance lapse, including as a result of the insolvency of any of our key suppliers. Our suppliers may be affected by world events, health crises such as the COVID-19 pandemic, other factors that are out of their control and that therefore affect the products or their ability to fulfill our product requirements. We may be unable to find adequate replacements for our suppliers within a reasonable time frame, on favorable commercial terms or at all. Further, manufacturing costs may unexpectedly increase and we may not be able to successfully recover any or all of such cost increases. As a result of the disruption in global supply chains precipitated by the COVID-19 pandemic, there has been an increase in the price of components used in our EGMs and certain Table Products and a significant increase in freight costs for the transportation of our products. Relatedly, due to insufficient supply of certain components, we have been required to source components and pay for air freight at increased rates.  We have then had to prioritize our customer delivery schedules. Any additional price increases could decrease the sales or leasing of our products, could increase our operating costs and those of our customers, and could have a material adverse effect on the results of our operations.

The risks related to operations in foreign countries and outside of traditional United States jurisdictions could negatively affect our results.

We operate in jurisdictions outside of the United States, principally in Mexico and on tribal lands of Native American tribes as well as RMG online operations in the United Kingdom and Europe. In addition to these locations, we have employees and contractors in Australia, Ukraine, and Israel. The developments noted below, among others, could adversely affect our financial condition and results of operations:

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

Recently, Russian troops invaded Ukraine. The invasion of Ukraine by Russia and the retaliatory measures taken by the U.S., NATO and other countries have created global security concerns and economic uncertainty that could have a lasting impact on regional and global economies. We have approximately 30 contractors located in the Ukrainian region. These contractors work in our interactive business and provide services that assist in the operations of our remote gaming servers used for RMG. While these contractors perform their services remotely, given the escalating tensions and uncertainty in the region, these contractors are likely to experience delays in performing such services and may be unable to perform such services altogether. Moreover, our interactive business is likely to experience service disruptions or delays as a result of the conflict. We do not source products from this region, nor do we have essential equipment in Ukraine. We are also taking action to mitigate any impacts of any disruptions caused by the conflict, which include diverting service and support resources outside of the affected region.

The Company supplies certain equipment pursuant to the North American Free Trade Agreement or NAFTA (now known as the U.S.-Mexico-Canada Agreement or USMCA) and may be subject to audits, assessments, and penalties for non-compliance. While the Company maintains records to support such inquiries and confirm its compliance, the Company cannot be certain that it will not face costs and penalties for non-compliance which may be material to the Company.

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

In particular, Brexit may lead to material changes to the regulatory regimes that would be applicable to our operations in the U.K. in the future. This could increase our compliance and operating costs and have a material adverse effect on our business, prospects, revenues, operating results and financial conditions. In addition, Brexit could lead to potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate.

Foreign currency exchange rate fluctuations and other risks could impact our business.

For the year ended December 31, 2021, we derived approximately 9% of our revenue from customers outside of the United States. Our consolidated financial results are affected by foreign currency exchange rate fluctuations. Foreign currency exchange rate exposures arise from current transactions and anticipated transactions denominated in currencies other than U.S. dollars and from the translation of foreign currency denominated balance sheet accounts into U.S. dollar-denominated balance sheet accounts. We are exposed to currency exchange rate fluctuations because portions of our revenue and expenses are denominated in currencies other than the U.S. dollar, particularly the Mexican peso. If a foreign currency is devalued in a jurisdiction in which we are paid in such currency, we may require our customers to pay higher amounts for our products, which they may be unable or unwilling to pay.

Our business is subject to quarterly fluctuation.

Historically, our gaming operations revenues from casino operators in the United States have been highest during the first and second quarters and lowest in our third and fourth quarters, primarily due to the seasonality of player demand. Our quarterly operating results may vary based on the timing of the opening of new gaming jurisdictions, the opening or closing of casinos, the expansion or contraction of existing casinos, approval or denial of our products and corporate licenses under gaming regulations, the introduction of new products, the seasonality of customer capital budgets, the mix of domestic versus international sales and the mix of lease and royalty revenue versus sales and service revenue. As a result, our operating results could be volatile, particularly on a quarterly basis.

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

We generate a substantial amount of our total revenue from one customer and in three states.

For the year ended December 31, 2021, approximately 28% of our total revenue was derived from the state of Oklahoma, and approximately 12% of our total revenue was from one Native American gaming tribe in that state. Additionally, for the year ended December 31, 2021, Washington and Texas each accounted for approximately 9% of our total revenue. The significant concentration of our revenue in Oklahoma, Washington and Texas means that local economic, regulatory and licensing changes in Oklahoma, Washington or Texas may adversely affect our business disproportionately to changes in national economic conditions, including adverse economic declines or slower economic recovery from prior declines. While we continue to seek to diversify the markets in which we operate, changes to our business, operations, game performance and customer relationships in Oklahoma, Washington or Texas, due to changing gaming regulations or licensing requirements, higher taxes, increased competition, declines in market revenue share percentages or otherwise, could have a material and adverse effect on or financial condition and results of operations. In addition, changes in our relationship with our largest customers, including any disagreements or disputes, a decrease in revenue share, removal of EGMs or non-renewal of contracts, could have a material and adverse effect on our financial condition and results of operations.

Certain contracts with our customers are on a month-to-month basis, and if we are unable to maintain our current customers on terms that are favorable to us, our business, financial condition, or results of operations may detrimentally suffer.

Certain contracts with our customers are generally on a month-to-month basis, except for customers with whom we have entered into development and placement fee agreements. We do not rely upon the stated term of our gaming device contracts to retain the business of our customers. We rely instead upon providing competitive EGMs, games and systems to give our customers the incentive to continue doing business with us. At any point in time, a significant portion of our gaming device business is subject to nonrenewal, which may have a detrimental effect on our earnings, financial condition and cash flows. To renew or extend any of our customer contracts generally, we may be required to accept financial and other terms that are less favorable to us than the terms of the expired contracts. In addition, we may not succeed in renewing customer contracts when they expire. If we are required to agree to other less favorable terms to retain our customers or we are not able to renew our relationships with our customers upon the expiration of our contracts, our business, financial condition or results of operations may detrimentally suffer.

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

We have not been profitable and cannot predict when we will achieve profitability, if ever. As of December 31, 2021, we had an accumulated deficit of approximately $344.9 million, as a result of historical operating losses. These losses have resulted principally from depreciation and amortization, interest, research and development, sales and marketing and administrative expenses. We also expect our costs to increase in future periods. For example, we intend to expend significant funds to expand our sales and marketing operations, develop new products, expand into new markets, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of other reasons, including the other risks described in this Form 10-K, and unforeseen expenses, difficulties, complications and delays, and other unknown events. While we believe our growth strategy will help us achieve profitability, there can be no guarantee. If we are unable to achieve and sustain profitability, our stock price may significantly decrease.

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

Our success depends largely on recruiting and retaining talented employees. The market for qualified, licensable executives and highly skilled, technical workers, such as content developers, is intensely competitive. The loss of key employees or an inability to hire a sufficient number of technical workers could limit our ability to develop successful products, cause delays in getting new products to market, cause disruptions to our customer relationships or otherwise adversely affect our business. Experienced and capable personnel in the casino and gaming industry remain in high demand, and there is continual competition for their talents. Although we believe our compensation, benefits and other employment amenities are competitive in the markets in which we compete for talent, we may have difficulty attracting sufficiently experienced and capable personnel or retaining and motivating talented employees, and in such events our business may suffer.

Further, as a result of current global economic conditions, we are exposed to wage inflation which may have an adverse effect on our business. In recent times, we have experienced difficulties hiring and retaining key qualified personnel due to intense competition for such resources and resulting wage inflation.

Changes in tax regulation and results of tax audits could affect results of operations of our business.

We are subject to taxation in the United States, Canada, Mexico, the United Kingdom, Brazil, Australia, Israel, Malta and Gibraltar. Significant judgment is required to determine and estimate tax liabilities and there are many transactions and calculations where the ultimate tax determination is uncertain. Our future annual and quarterly effective tax rates could be affected by numerous factors, including changes in the applicable tax laws; the composition of pre-tax income in jurisdictions with differing tax rates; the valuation of or valuation allowances against our deferred tax assets and liabilities and substantive changes to tax rules and the application thereof by United States federal, state, local and foreign governments, all of which could result in materially higher corporate taxes than would be incurred under existing tax law or interpretation and could adversely affect our profitability. It is possible that future tax audits or changes in tax regulation may require us to change our prior period tax returns and also to incur additional costs. This may negatively affect future period results.

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

Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company,” as defined in the “Jumpstart Our Business Startups Act of 2012”, which at the latest would be the end of the fiscal year following the fifth anniversary of the initial public offering, or December 31, 2023. At such time, our internal controls over financial reporting may be insufficiently documented, designed or operating, which may cause our independent registered public accounting firm to issue a report that is adverse.

Risks Related to Our Capital Structure

Our substantial indebtedness could adversely affect our ability to raise additional capital or to fund our operations, expose us to interest rate risk to the extent of our variable rate debt, limit our ability to react to changes in the economy, and prevent us from making debt service payments.

We are a highly leveraged company. As of February 15, 2022, we had $575.8 million aggregate principal amount of outstanding indebtedness, in addition to $40.0 million available for borrowing under the revolving credit facility at that date. For the year ended December 31, 2021, we had debt service costs of $44.4 million.

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

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under the Amended Credit Agreement are at variable rates of interest linked to the Secured Overnight Financing Rate (“SOFR”) and expose us to interest rate risk. The Federal Reserve, in conjunction with the Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, identified SOFR, a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities, as its preferred alternative rate for US Dollar LIBOR (“USD LIBOR”).  Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with USD LIBOR). SOFR is therefore likely to be lower than USD LIBOR and is less likely to correlate with the funding costs of financial institutions. As a result, parties may seek to adjust the spreads relative to such reference rate in underlying contractual arrangements, and there can be no assurance that SOFR will perform in the same way as USD LIBOR would have at any time, including, without limitation, as a result of changes in interest and yield rates in the market, market volatility or global or regional economic, financial, political, regulatory, judicial or other events.

At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the USD LIBOR benchmarks is anticipated in coming years.  While such an event would not affect our ability to borrow or maintain already outstanding borrowings, it could lead to an increase in our borrowing costs.

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

The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against us, could result in very substantial costs, divert our Management’s attention and resources and harm our business, financial condition and results of operations. See Item 15. “Exhibits and Financial Statement Schedules.” Note 12. "Commitments and Contingencies" for a description of a current securities complaint that has been filed against us and is not yet resolved.

We are an “emerging growth company,” and are able to take advantage of reduced disclosure requirements applicable to “emerging growth companies,” which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and, for as long as we continue to be an “emerging growth company,” we intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies.” These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (iii) the last day of our fiscal year following the fifth anniversary of the consummation of our initial public offering, or December 31, 2023, and (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

As of December 31, 2021, VoteCo, an entity owned and controlled by individuals affiliated with Apollo, beneficially owns 21.5% of our common equity pursuant to an irrevocable proxy, which provides VoteCo with sole voting and sole dispositive power over all shares beneficially owned by the Apollo Group, which includes any of (a) Apollo Gaming Holdings, L.P. (“Holdings”), (b) Apollo Investment Fund VIII, L.P., (c) each of their respective affiliates (including, for avoidance of doubt, any syndication vehicles and excluding, for the avoidance of doubt, any portfolio companies of Apollo Management VIII, L.P. or its affiliates other than Holdings, VoteCo, the Company and their respective subsidiaries) to which any transfers of our common stock are made and (d) VoteCo to the extent that it has beneficial ownership of shares of our common stock pursuant to an irrevocable proxy (collectively, the “Apollo Group”). The Apollo Group beneficially owns 21.5% of our common equity. As a result, the Apollo Group beneficially owns less than 50% of our equity, and VoteCo and individuals affiliated with Apollo no longer have effective control over the Company. Nevertheless, the interests of Apollo and its affiliates, including the Apollo Group, could conflict with or differ from our interests or the interests of our other stockholders. For example, the concentration of ownership held by the Apollo Group could delay, defer or prevent a change of control of our company or impede a merger, takeover or other business combination which may otherwise be favorable for us. Additionally, Apollo and its affiliates are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete, directly or indirectly with us. Apollo and its affiliates may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as the Apollo Group continues to directly or indirectly own a significant amount of our equity, even though such amount is less than 50%, Apollo and its affiliates will continue to be able to substantially influence our ability to enter into corporate transactions.

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

As of December 31, 2021, we had 413,056,230 shares of common stock authorized but unissued. Our amended and restated articles of incorporation authorize us to issue these shares of common stock and options, rights, warrants and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved 3,927,522 shares for issuance upon exercise of outstanding stock options and restricted shares. Any common stock that we issue, including under our new equity incentive plan or other equity incentive plans that we may adopt in the future, as well as under outstanding options would dilute the percentage ownership held by the investors who purchase common stock in this offering.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We currently lease the following properties:

Location	Purpose	Square Footage	Segment
308 Anthony Ave., Oklahoma City, OK. 73128	Administrative offices, manufacturing and warehousing	144,688	EGM, Table Products
2400 Commerce Ave., Duluth, GA 30096	Research and development	55,264	EGM
6775 S. Edmond St., Ste #300, Las Vegas, NV 89118	Corporate headquarters	25,088	EGM, Table Products
165 Ottley Drive, Atlanta, GA 30324	Research and development	19,533	EGM
Lago Tana No. 43, Warehouse 8 and 10, Colonia Huichapan, Mexico City, Mexico	Warehousing	18,191	EGM
78 Waterloo Road, Macquarie Park NSW (Pod B - Level 5), Sydney, Australia	Research and development	8,805	EGM
39 Delhi Road, Suite 1 and 5.04, Level 5, Triniti II,Sydney, Australia	Research and development	8,450	EGM
Jaime Balmes No. 8, office no. 601, Colonia Los Morales Polanco, Mexico City, Mexico	Administrative offices	3,972	EGM
5520 Kietzake Lane, Reno, NV 89511	Research and development	3,705	EGM
11401 Century Oaks Terrace, Austin, TX. 78758	Administrative offices	2,951	EGM
24 Raoul Wallenberg St. Building C, Floors 5 and 10. Tel Aviv, Israel	Research and development	1,850	Interactive
Elizabeth House, St. Mary's Road, Hinckley, Leicestershire. LE10 1EO	Administrative offices	1,452	Interactive
138a Main Street, Gibraltar CX11 1AA	Administrative offices	172	Interactive

None of the properties listed above are held in fee or subject to any major encumbrance. In addition to those listed above, we lease a number of additional properties in the United States and internationally that support our operations.

ITEM 3. LEGAL PROCEEDINGS.

We are party to various claims and legal actions that arise in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material adverse effect on our financial condition, results of operations, liquidity or capital resources. See Item 15. “Exhibits and Financial Statement Schedules.” Note 12. "Commitments and Contingencies" for a detailed description of various claims and legal actions we are party to.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock began trading on the NYSE under the symbol “AGS” on January 26, 2018.

Holders

On March 10, 2022, we had 5 holders of record.

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

Equity Compensation

Refer to Item 11. for a description of the Company’s Management Incentive Plan.

Stockholder Return Performance Graph

The following graph compares the cumulative total return to stockholders on our then outstanding shares of common stock, the New York Stock Exchange (“NYSE”) Composite Index and indices of our peer group companies that operate in industries or lines of business similar to ours from January 2018, the month in which we completed our initial public offering, through December 31, 2021. Our peer group companies consist of Aristocrat (Australian Securities Exchange: ALL), IGT (New York Stock Exchange: IGT), Everi Holdings Inc. (New York Stock Exchange: EVRI) and Scientific Games Corporation (Nasdaq Composite Index: SGMS).

COMPARISON OF 47 MONTH CUMULATIVE TOTAL RETURN*

Among PlayAGS, Inc., the NYSE Composite Index,
and a Peer Group

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
1/26/18
3/18
6/18
9/18
12/18
3/19
6/19
9/19
12/19
3/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED].

ITEM 8. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this filing, the following discussion and analysis of financial condition and results of operations should be read in conjunction with our Financial Statements included elsewhere in this Annual Report on Form 10-K and the information included in our other filings with the SEC. This discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the disclosure and information contained and referenced in “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” included elsewhere in this Annual Report on Form 10-K.

For a discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Overview

We are a leading designer and supplier of EGMs and other products and services for the gaming industry. We operate our business in three distinct segments: EGMs, Table Products and Interactive. Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line. Founded in 2005, we historically focused on supplying EGMs, including slot machines, video bingo machines, and other electronic gaming devices, to the Native American gaming market. Since 2014, we have expanded our product line-up to include: (i) Class III EGMs for commercial and Native American casinos permitted to operate Class III EGMs, (ii) table game products and (iii) interactive products, all of which we believe provide us with growth opportunities as we expand in markets where we currently have limited or no presence. For the year ended December 31, 2021, approximately 79% of our total revenue was generated through recurring contracted lease agreements whereby we place EGMs and table game products at our customers’ gaming facilities under either a revenue sharing agreement (we receive a percentage of the revenues that these products generate) or fee-per-day agreement (we receive a daily or monthly fixed fee per EGM or table game product), or recurring revenue from our Interactive gaming operations.

Key Drivers of Our Business

Our revenues are impacted by the following key factors:

•	the amount of money spent by consumers on our domestic revenue share installed base;
•	the amount of the daily fee and selling price of our participation EGMs;
•	our revenue share percentage with customers;
•	the capital budgets of our customers;
•	the level of replacement of existing EGMs in existing casinos;
•	expansion of existing casinos;
•	development of new casinos;
•	opening or closing of new gaming jurisdictions both in the United States and internationally;
•	our ability to obtain and maintain gaming licenses in various jurisdictions;
•	the relative competitiveness and popularity of our EGMs compared to competitive products offered in the same facilities; and
•	general macro-economic factors, including levels of and changes to consumer disposable income and personal consumption spending.

Our expenses are impacted by the following key factors:

•	fluctuations in the cost of labor relating to productivity;
•	overtime and training;
•	fluctuations in the price of components for gaming equipment;
•	fluctuations in energy prices that affect the cost of manufacturing and shipping of gaming equipment and parts;
•	changes in the cost of obtaining and maintaining gaming licenses;
•	fluctuations in the level of maintenance expense required on gaming equipment; and
•	tariff increases.

The factors above have been significantly affected by the COVID-19 pandemic and the related closure of nearly all of our casino customer locations. Due to the business disruption caused by the rapid nationwide spread of the coronavirus and the actions by state and tribal governments and businesses to contain the virus, almost all of the Company’s customers closed their operations during the months of March and April 2020 and their respective markets have been significantly and adversely impacted. Beginning in May 2020, casinos began to reopen at limited capacity. As of December 31, 2021, all of the Company's customers have reopened; there are still some customers who have reopened at limited capacity and are operating under various restrictions. As a result of the temporary closures of our casino customers, in fiscal year 2020, there was a decrease in the amount of money spent by consumers on our revenue shared installed base and the amount of daily fees of our participation EGMs and a slowdown in the expansion of existing casinos or development of new casinos. Specifically, gaming operations revenue and equipment sales decreased during the year ended December 31, 2020 as a result of the temporary closures of our casino customers. Similarly, our EGM and Table Products segment operating results have been disrupted because each segment’s activities including design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of its product's lines have been temporarily halted or significantly reduced. In addition, each segment’s revenue from leasing, licensing and selling products was adversely impacted due to the temporary closures of our casino customers. As a result, the Company reduced expenses and capital purchases to adapt to the severity of the COVID-19 pandemic. From April to September of 2020, the Company implemented short-term furloughs with retained benefits, company-wide salary reductions, and reduced its workforce by over 10%. Our non-employee directors also agreed to reduce their fees by 50% for the first three quarters of 2020 and to take payment of the fees in stock in lieu of cash.

Variations in our selling, general and administrative expenses and research and development are primarily due to changes in employment and salaries and related fringe benefits.

Acquisitions and Divestitures

We have not made any strategic acquisitions over the past two years.

Results of Operations

Year Ended December 31, 2021 compared to the Year Ended December 31, 2020

The following tables set forth certain selected audited consolidated financial data for the periods indicated (in thousands):

	Year ended December 31,		$	%
	2021	2020	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$205,627	$129,150	76,477	59.2%
Equipment sales	54,069	37,857	16,212	42.8%
Total revenues	259,696	167,007	92,689	55.5%
Operating expenses
Cost of gaming operations	38,945	32,087	6,858	21.4%
Cost of equipment sales	24,262	16,789	7,473	44.5%
Selling, general and administrative	63,749	46,463	17,286	37.2%
Research and development	36,308	26,786	9,522	35.5%
Write-downs and other charges	2,791	3,329	(538)	(16.2)%
Depreciation and amortization	73,938	85,722	(11,784)	(13.7)%
Total operating expenses	239,993	211,176	28,817	13.6%
Income (loss) from operations	19,703	(44,169)	63,872	(144.6)%
Other expense (income)
Interest expense	44,352	41,935	2,417	5.8%
Interest income	(1,064)	(1,179)	115	(9.8)%
Loss on extinguishment and modification of debt	-	3,102	(3,102)	(100.0)%
Other expense	1,185	3,226	(2,041)	(63.3)%
Loss before income taxes	(24,770)	(91,253)	66,483	(72.9)%
Income tax benefit	2,198	5,875	(3,677)	(62.6)%
Net loss	$(22,572)	$(85,378)	62,806	(73.6)%

Revenues

Gaming Operations. Gaming operations revenue increased primarily due to an increase in EGM RPD of 69.2% compared to the prior year from $12.84 per day to $21.72 per day. In the prior year, temporary casino closures began in March 2020 caused by the COVID-19 pandemic. Beginning in May 2020, casinos began to reopen at limited capacity. As of December 31, 2021, all of the Company's customers have reopened; there are still some customers who have reopened at limited capacity and are operating under various restrictions. The increases in gaming operations revenue are partially offset by a decrease in our EGM installed base year over year related to the sale of over 429 previously leased, lower yielding units to distributors. Our international EGM installed base also decreased year over year due primarily to the permanent closure of certain casinos in Mexico and removal of machines related to slot floor reconfigurations. The increase in gaming operations revenue is also attributable to a $3.9 million increase in Table Products gaming operations revenue due to the temporary casino closures in the prior year that began in March 2020 caused by the COVID-19 pandemic, and a $2.8 million increase in our Interactive segment, primarily related to an increase in our RMG revenues.

Equipment Sales. The increase in equipment sales was primarily due to an increase of 1,037 EGMs sold year over year. We sold 2,380 EGM units for the year ended December 31, 2021, compared to 1,343 EGM units in the prior year period. EGM equipment sales revenue also includes revenue from the sale of 429 lower yielding units to a distributor in the current year period and 1,236 lower yielding units in the prior year period, which are not included in our sold unit count or domestic average sales price.

Operating Expenses

Cost of Gaming Operations. The increase in the cost of gaming operations was the result of increased direct expenses and related costs of $4.3 million that are related to the volume of revenue primarily due to increased activity compared to the prior year. The temporary casino closures in the prior year and limited capacity of re-opened casinos caused by the COVID-19 pandemic had a significant effect on our operations in the prior year. The increase was also attributable to an increase in field service-related expenses compared to the prior year period by $3.0 million due to increased activity and headcount. The increase was partially offset by a $0.2 million decrease in inventory valuation-related charges.  As a percentage of gaming operations revenue, costs of gaming operations was 18.9% for the year ended December 31, 2021 compared to 24.8% for the prior year period.

Cost of Equipment Sales. The increase in cost of equipment sales is attributable to the increase in the number of units sold compared to the prior period, partially offset by the sale of previously leased units to distributors (429 of which were sold in the twelve months ended December 31, 2021). As a percentage of equipment sales revenue, costs of equipment sales was 44.9% for the year ended December 31, 2021 compared to 44.3% for the prior year period, which fluctuated year over year primarily due to the difference in the cost of previously leased units sold in each period.

Selling, General and Administrative. The increase in selling, general and administrative expenses is primarily due to a $9.4 million increase in salary and benefit costs and a $6.5 million increase in non-cash stock-based compensation. In the prior year, Management took actions to decrease spending amid the COVID-19 pandemic including employee furloughs, reduction in work force and salary reductions. The increase in selling, general and administrative expenses is also attributable to a $0.9 million increase in insurance expenses, a $0.9 million increase in marketing expenses, and the remaining increase is primarily attributable to travel and support costs ramping to maintain current operations.

Research and Development. The increase in research and development expense is primarily due to a $8.5 million increase in salaries and benefits. In the prior year, Management took actions to decrease spending amid the COVID-19 pandemic including employee furloughs, reduction in work force and salary reductions. The increase in research and development expense is also attributable to a $1.1 million increase in development costs.

Write-downs and Other Charges. During the year ended December 31, 2021, the Company recognized $2.8 million in write-downs and charges, $1.4 million of which is primarily related to the full impairment of long-lived assets related to a discontinued product line (the Company used level 3 fair value inputs based on projected cash flows), $0.8 million of which is primarily related to the full impairment of internally developed gaming titles, as it was determined by management that the gaming titles would no longer be used (the Company used level 3 fair value inputs based on projected cash flows), and $0.6 million of which is primarily related to the disposal of long-lived assets.

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

Other Expense (Income)

Interest Expense. The increase in interest expense is predominantly attributable to an increase of $95.0 million in the principal amounts under the incremental first lien credit facilities outstanding for the twelve months ended December 31, 2021, compared to only eight months during the period ended December 31, 2020, partially offset by the decrease in the amount outstanding on the revolving credit facility year over year. See Item 15. “Exhibits and Financial Statement Schedules.” Note 5. "Long-Term Debt" for a detailed discussion regarding long-term debt.

Other Expense (Income). The decrease is predominantly attributed to the write-off of indemnification receivables of $3.4 million in the prior year, compared to only $0.8 million in the current period, as the related liability for uncertain tax positions was also written-off due to the lapse in the statute of limitations. See Item 15. “Exhibits and Financial Statement Schedules.” Note 11. "Income Taxes" for a detailed discussion regarding the write-off of indemnification receivables. To a lesser extent, the decrease is offset due to the effect of foreign currency fluctuation on trade payables and receivables denominated in foreign currencies.

Income Taxes. The Company’s effective income tax rate for the year ended December 31, 2021, was a benefit of 8.9%. The difference between the federal statutory rate of 21.0% and the Company’s effective tax rate for the year ended December 31, 2021, was primarily due to changes in our valuation allowance on deferred tax assets, various permanent items and lapse in the applicable statute of limitations for certain uncertain tax positions.

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

See Item 15. “Exhibits and Financial Statement Schedules.” Note 1. "Description of the Business and Summary of Significant Accounting Policies" for a detailed discussion of our three segments. Each segment’s activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of its product lines. We evaluate the performance of our operating segments based on revenues and segment Adjusted EBITDA.

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

Adjusted Expenses

We have provided (i) adjusted cost of gaming operations, (ii) adjusted selling, general and administrative costs and (iii) adjusted research and development cost (collectively, the “Adjusted Expenses”) in this Form 10-K because we believe such measures provide investors with additional information to measure our performance.

We believe that the presentation of each of the Adjusted Expenses is appropriate to provide additional information to investors about certain non-cash items that vary greatly and are difficult to predict. These Adjusted Expenses take into account non-cash stock compensation expense, acquisitions and integration-related costs including restructuring and severance, public offering costs, legal and litigation expenses including settlement payments, new jurisdictions and regulatory licensing costs, non-cash charges on capitalized installation and delivery, non-cash charges and loss on disposition of assets and other adjustments that include costs and inventory and receivable valuation charges associated with the COVID-19 pandemic. Further, we believe each of the Adjusted Expenses provides a meaningful measure of our expenses because we use it for evaluating our business performance, making budgeting decisions, and comparing our performance against that of other peer companies using similar measures. It also provides Management and investors with additional information to estimate our value.

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

The tables below present each of the Adjusted Expenses and include a reconciliation to the nearest GAAP measure.

Electronic Gaming Machines

Year Ended December 31, 2021 compared to the Year Ended December 31, 2020

	Year Ended December 31,			%
(amounts in thousands except unit data)	2021	2020	Change	Change
EGM segment revenues:
Gaming operations	$184,050	$114,548	$69,502	60.7%
Equipment sales	53,759	37,241	16,518	44.4%
Total EGM revenues	$237,809	$151,789	$86,020	56.7%

EGM segment expenses and adjusted expenses:
Cost of gaming operations(1)	$36,165	$29,204	$6,961	23.8%
Less: Adjustments(2)	2,956	5,164	(2,208)	(42.8)%
Adjusted cost of gaming operations	33,209	24,040	9,169	38.1%

Cost of equipment sales	24,168	16,627	7,541	45.4%

Selling, general and administrative	58,436	42,890	15,546	36.2%
Less: Adjustments(3)	13,428	9,979	3,449	34.6%
Adjusted cost of selling, general and administrative	45,008	32,911	12,097	36.8%

Research and development	31,553	22,769	8,784	38.6%
Less: Adjustments(4)	2,430	3,014	(584)	(19.4)%
Adjusted cost of research and development	29,123	19,755	9,368	47.4%

Accretion of placement fees	6,516	7,421	(905)	(12.2)%

EGM Adjusted EBITDA	$112,817	$65,877	$46,940	71.3%

EGM unit information:
Class II	11,256	11,794	(538)	(4.6)%
Class III	4,683	4,474	209	4.7%
Domestic installed base, end of period	15,939	16,268	(329)	(2.0)%
International installed base, end of period	7,643	7,985	(342)	(4.3)%
Total installed base, end of period	23,582	24,253	(671)	(2.8)%

Installed base - Oklahoma	8,045	8,871	(826)	(9.3)%
Installed base - non-Oklahoma	7,894	7,397	497	6.7%
Domestic installed base, end of period	15,939	16,268	(329)	(2.0)%

Domestic revenue per day	$30.35	$17.66	$12.69	71.9%
International revenue per day	$4.52	$2.59	$1.93	74.5%
Total revenue per day	$21.72	$12.84	$8.88	69.2%

Domestic EGM units Sold	2,380	1,243	1,137	91.5%
Total EGM units Sold	2,380	1,343	1,037	77.2%
Domestic average sales price	$18,369	$18,068	$301	1.7%

(1) Exclusive of depreciation and amortization.

(2) Adjustments to cost of gaming operation include non-cash stock compensation expense, non-cash charges on capitalized installation and delivery and other adjustments.

(3) Adjustments to selling, general and administrative expense include non-cash stock compensation expense, acquisitions and integration-related costs including restructuring and severance, legal and litigation expenses including settlement payments and other adjustments.

(4) Adjustments to research and development costs include non-cash stock compensation expense, acquisitions and integration-related costs including restructuring and severance.

Gaming Operations Revenue

Gaming operations revenue increased primarily due to an increase in EGM RPD of 69.2% compared to the prior year from $12.84 per day to $21.72 per day. In the prior year, temporary casino closures began in March 2020 caused by the COVID-19 pandemic. Beginning in May 2020, casinos began to reopen at limited capacity. As of December 31, 2021, all of the Company's customers have reopened; there are still some customers who have reopened at limited capacity and are operating under various restrictions. The increases in gaming operations revenue are partially offset by a decrease in our EGM installed base year over year related to the sale of over 429 previously leased, lower yielding units to distributors during the last twelve months. Our international EGM installed base also decreased year over year due primarily to the permanent closure of certain casinos in Mexico and removal of machines related to slot floor reconfigurations.

Equipment Sales

The increase in equipment sales was primarily due to an increase of 1,037 EGMs sold compared year over year. We sold 2,380 EGM units during the year ended December 31, 2021, compared to 1,343 EGM units in the prior year period. EGM equipment sales revenue also includes revenue from the sale of 429 lower yielding units to a distributor in the current year period and 1,236 lower yielding units in the prior year period, which are not included in our sold unit count or domestic average sales price.

EGM Adjusted EBITDA

EGM Adjusted EBITDA includes revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write-downs and other charges, accretion of placement fees, as well as other costs. See Item 15. “Exhibits and Financial Statement Schedules.” Note 13. "Operating Segments" for further explanation of adjustments. The increase in EGM Adjusted EBITDA is attributable to the increase in revenue described above offset by the related increase in cost of gaming operations and cost of equipment sales and an increase in operating expenses as a result of Management's actions taken to decrease spending in response to the COVID-19 pandemic. EGM Adjusted EBITDA margin was 47.4% for the year ended December 31, 2021 compared to 43.4% for the year ended December 31, 2020.

Table Products

Year Ended December 31, 2021 compared to Year Ended December 31, 2020

	Year Ended December 31,			%
(amounts in thousands except unit data)	2021	2020	Change	Change
Table Products segment revenues:
Gaming operations	$11,569	$7,353	$4,216	57.3%
Equipment sales	310	616	(306)	(49.7)%
Total Table Products revenues	$11,879	$7,969	$3,910	49.1%

Table Products segment expenses and adjusted expenses:
Cost of gaming operations(1)	687	1,041	(354)	(34.0)%
Less: Adjustments(2)	321	554	(233)	(42.1)%
Adjusted cost of gaming operations	366	487	(121)	(24.8)%

Cost of equipment sales	94	162	(68)	(42.0)%

Selling, general and administrative	2,879	1,880	999	53.1%
Less: Adjustments(3)	257	254	3	1.2%
Adjusted cost of selling, general and administrative	2,622	1,626	996	61.3%

Research and development	2,410	2,439	(29)	(1.2)%
Less: Adjustments(4)	51	105	(54)	(51.4)%
Adjusted cost of research and development	2,359	2,334	25	1.1%

Table Products Adjusted EBITDA	$6,438	$3,360	$3,078	91.6%

Table Products unit information:
Table products installed base, end of period	4,701	4,254	447	10.5%
Average monthly lease price	$213	$149	$64	43.0%

(1) Exclusive of depreciation and amortization.

(2) Adjustments to cost of gaming operation include non-cash stock compensation expense and non-cash charges on capitalized installation and delivery.

(3) Adjustments to selling, general and administrative expense include non-cash stock compensation expense, and other adjustments.

(4) Adjustments to research and development costs include non-cash stock compensation expense.

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

Equipment Sales

The decrease in equipment sales is primarily due to the prior year period including the sale of plexiglass shields and other parts sales to assist our casino customers to reopen safely.

Tables Products Adjusted EBITDA

Table Products Adjusted EBITDA includes the revenues and operating expenses from the Table Products segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs.  See Item 15. “Exhibits and Financial Statement Schedules.” Note 13. "Operating Segments" for further explanation of adjustments. The increase in Table Products Adjusted EBITDA is attributable to the increases in gaming operations revenue, partially offset by an increase in operating expenses primarily related to an increase in salaries and benefits costs.

Interactive

Year Ended December 31, 2021 compared to Year Ended December 31, 2020

	Year Ended December 31,		$	%
(amounts in thousands)	2021	2020	Change	Change
Interactive segment revenue:
Social gaming revenue	$2,398	$3,513	(1,115)	(31.7)%
Real-money gaming revenue	7,610	3,736	3,874	103.7%
Total Interactive revenue	$10,008	$7,249	2,759	38.1%

Interactive segment expenses and adjusted expenses:
Cost of gaming operations(1)	2,093	1,842	251	13.6%

Selling, general and administrative	2,434	1,693	741	43.8%
Less: Adjustments(2)	157	222	(65)	(29.3)%
Adjusted cost of selling, general and administrative	2,277	1,471	806	54.8%

Research and development	2,345	1,578	767	48.6%
Less: Adjustments(3)	39	74	(35)	(47.3)%
Adjusted cost of research and development	2,306	1,504	802	53.3%

Interactive Adjusted EBITDA	$3,332	$2,432	900	37.0%

(1) Exclusive of depreciation and amortization.

(2) Adjustments to selling, general and administrative expense include non-cash stock compensation expense, legal and litigation expenses including settlement payments, and other adjustments.

(3) Adjustments to research and development costs include non-cash stock compensation expense.

Total Interactive Revenue

The increase in total interactive revenue is primarily attributable to an increase of $3.9 million in RMG revenue in the current period primarily due to an increase in the number of customers and games year over year as well as the addition of our land-based content on the AxSys Games Marketplace platform. The increase in RMG is attributable to the increased revenue from Canada and the states of Michigan, New Jersey and Pennsylvania. The increase in gaming operations revenue is partially offset by a $1.1 million decrease in social gaming revenue in the current period.

Interactive Adjusted EBITDA

Interactive Adjusted EBITDA includes the revenues and operating expenses from the Interactive segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 15. “Exhibits and Financial Statement Schedules.” Note 13. "Operating Segments" for further explanation of adjustments. The increase in Interactive Adjusted EBITDA is primarily attributable to an increase in revenues as described above, partially offset by increased operating costs including salary and benefit related expenses and professional fees.

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

The following tables reconcile net loss attributable to PlayAGS, Inc. to total Adjusted EBITDA (amounts in thousands):

Year Ended December 31, 2021 compared to the Year Ended  December 31, 2020

	Year Ended December 31,		$	%
	2021	2020	Change	Change
Net loss	$(22,572)	$(85,378)	62,806	(73.6)%
Income tax benefit	(2,198)	(5,875)	3,677	(62.6)%
Depreciation and amortization	73,938	85,722	(11,784)	(13.7)%
Interest expense, net of interest income and other	44,473	43,982	491	1.1%
Loss on extinguishment and modification of debt(1)	-	3,102	(3,102)	(100.0)%
Write-downs and other(2)	2,791	3,329	(538)	(16.2)%
Other adjustments(3)	3,119	8,618	(5,499)	(63.8)%
Other non-cash charges(4)	8,393	9,712	(1,319)	(13.6)%
Non-cash stock-based compensation(5)	14,643	8,457	6,186	73.1%
Total Adjusted EBITDA	$122,587	$71,669	50,918	71.0%

(1) Loss on extinguishment and modification of debt primarily relates to the refinancing of long-term debt, in which deferred loan costs and discounts related to old senior secured credit facilities were written-off.

(2) Write-downs and other include items related to loss on disposal or impairment of long-lived assets and fair value adjustments to contingent consideration.

(3) Other adjustments are primarily composed of the following:

•

Costs and inventory and receivable valuation charges associated with the COVID-19 pandemic, professional fees incurred for projects, costs incurred related to public offerings, contract cancellation fees and other transaction costs deemed to be non-operating in nature;

•	Acquisition and integration-related costs related to the purchase of businesses and to integrate operations and obtain costs synergies;
•

Restructuring and severance costs, which primarily relate to costs incurred through the restructuring of the Company’s operations from time to time and other employee severance costs recognized in the periods presented; and

•	Legal and litigation related costs, which consist of payments to law firms and settlements for matters that are outside the normal course of business.

(4) Other non-cash charges are costs related to non-cash charges and losses on the disposition of assets, non-cash charges on capitalized installation and delivery, which primarily includes the costs to acquire contracts that are expensed over the estimated life of each contract and non-cash charges related to accretion of contract rights under development agreements.

(5) Non-cash stock-based compensation includes non-cash compensation expense related to grants of options, restricted stock, and other equity awards.

Liquidity and Capital Resources

We expect that primary ongoing liquidity requirements for the next twelve months after the financial statements are issued will be for operating capital expenditures, working capital, debt servicing, game development and other customer acquisition activities. We expect to finance these liquidity requirements through a combination of cash on hand, additional financing, and cash flows from operating activities.

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

Contractual Obligations

As of December 31, 2021, the Company is contractually obligated to make future cash payments related to our long-term debt, operating lease liability, placement fees payable, and other miscellaneous obligations.

For a description of contractual obligations related to long-term debt that include mandatory quarterly principal and interest payments, see Item 15. “Exhibits and Financial Statement Schedules.” Note 5. "Long-Term Debt".

For a description of contractual obligations related to our operating lease liability, see Item 15. “Exhibits and Financial Statement Schedules.” Note 14. "Leases".

As of December 31, 2021, we have a total contractual obligation to make future cash payments for placement fees of $22.1 million, $6.3 million of which is due in the next twelve months, and each year thereafter until the end of the contractually required payments in 2025.

As a result of the business disruption caused by the rapid nationwide spread of the coronavirus and the actions by state and tribal governments and businesses to contain the virus, the Company reduced expenses and capital purchases to adapt to the severity of the COVID-19 pandemic. From April to September of 2020, the Company implemented short-term furloughs with retained benefits, company-wide salary reductions, and reduced its workforce by over 10%. Our non-employee directors also agreed to reduce their fees by 50% for the first three quarters of 2020 and to take payment of the fees in stock in lieu of cash. Beginning in May 2020, casinos began to reopen at limited capacity. As of December 31, 2021, all of the Company's customers have reopened; there are still some customers who have reopened at limited capacity and are operating under various restrictions.

As of December 31, 2021, we had $95.0 million in cash and cash equivalents. Under the First Lien Credit Agreement (defined below and in Item 15. “Exhibits and Financial Statement Schedules.” Note 5. "Long-Term Debt"), the Company is required to comply with certain financial covenants at the end of each calendar quarter, including to maintain a maximum net first lien leverage ratio of 6.0 to 1.0. As of December 31, 2021, we were in compliance with the required covenants of the Amended and Restated Credit Agreement. See Item 15. “Exhibits and Financial Statement Schedules ” Note 1. “Liquidity and Financing and COVID-19” for a description of a change to our financial covenants for future periods.

On May 1, 2020, the Company entered into an Incremental Assumption and Amendment Agreement No. 4 ("Amendment No. 4") which amended its First Lien Credit Agreement to, among other things, (i) provide for a suspension of the testing of the financial covenant for the fiscal quarters ending June 30, 2020, September 30, 2020 and December 31, 2020 and (ii) during the period beginning on May 1, 2020, and ending on the date on which the Company delivers a compliance certificate with respect to the fiscal quarter ending December 31, 2021 (unless earlier terminated by the Company), make certain modifications to the negative covenants set forth in the First Lien Credit Agreement and, solely for purposes of determining compliance with the financial covenant during the first three quarters of 2021 once testing resumed, the calculation of EBITDA. Pursuant to the terms of Amendment No. 4, the Company incurred incremental term loans in an aggregate principal amount of $95.0 million, of which the Company received $83.3 million in net proceeds (after original issue discount and related fees, which is described in Item 15. “Exhibits and Financial Statement Schedules.” Note 5. "Long-Term Debt" The incremental term loans incurred pursuant to Amendment No. 4 bear interest at a rate equal to, at the Borrower's option, either LIBOR or the base rate, subject to an interest rate floor plus an applicable margin of 13.0% for LIBOR loans and 12.0% for base rate loans. Other than described above, the incremental term loans have the same terms applicable to the outstanding term loans under the First Lien Credit Agreement.

On February 15, 2022 (the “Closing Date”), AP Gaming I, LLC (the “Borrower”), a Delaware limited liability company and wholly owned indirect subsidiary of the Company, as borrower, and AP Gaming Holdings, LLC, a Delaware limited liability company and wholly owned indirect subsidiary of the Company (“Holdings”), entered into an Incremental Assumption and Amendment Agreement (the “Incremental Agreement”) with certain of the Borrower’s subsidiaries, the lenders party thereto and Jefferies Finance LLC, as administrative agent (the “Administrative Agent”). The Incremental Agreement amends and restates that certain First Lien Credit Agreement, dated as of June 6, 2017, as amended on December 6, 2017, as amended and restated on February 7, 2018, as amended and restated on October 5, 2018, as amended on August 30, 2019, as amended on May 1, 2020, and as amended on August 4, 2021 (the “Existing Credit Agreement”), among the Borrower, Holdings, the lenders party thereto from time to time, the Administrative Agent and the other parties named therein (the Existing Credit Agreement as amended and restated by the Incremental Agreement, the “Amended Credit Agreement”).

The Amended Credit Agreement provides (i) a senior secured first lien term loan in an aggregate principal amount of $575.0 million (the “New Term Loan Facility”), the proceeds of which, together with cash on hand of the Borrower and its subsidiaries, were used by the Borrower on the Closing Date to repay all amounts outstanding under the existing term loan facilities set forth in the Existing Credit Agreement and to pay related fees and expenses, and (ii) a $40.0 million senior secured first lien revolving facility, with a $7.5 million letter of credit subfacility and a $5.0 million swingline subfacility (the “New Revolving Credit Facility”).

Based on the cash and cash equivalents on hand as of December 31, 2021, Management believes that the Company has sufficient liquidity to fund its operating requirements and meet its obligations as they become due for at least the next twelve months after the financial statements are issued.

Indebtedness

First Lien Credit Facilities

On June 6, 2017 (the “Closing Date”), AP Gaming I, LLC (the “Borrower”), a wholly owned indirect subsidiary of the Company, entered into a first lien credit agreement (“the First Lien Credit Agreement”), providing for $450.0 million in term loans and a $30.0 million revolving credit facility (the “First Lien Credit Facilities”). The proceeds of the term loans were used primarily to repay the Company's then existing term loans, other indebtedness, to pay for the fees and expenses incurred in connection with the foregoing and otherwise for general corporate purposes. The full amount of the revolving credit facility was drawn on March 19, 2020 as a precautionary measure in order to increase the Company’s cash position and facilitate financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic. The full amount of the revolving credit facility was repaid in October 2020 and remains available for the Company to draw upon in the future. The term loans will mature on February 15, 2024, and the revolving credit facility will mature on June 6, 2022. The term loans require scheduled quarterly payments in amounts equal to 0.25% of the original aggregate principal amount of the term loans, with the balance due at maturity.  Borrowings under the term loans and revolving credit facility bear interest at a rate equal to, at the Borrower’s option, either LIBOR or the base rate, subject to an interest rate floor plus an applicable margin rate. In addition, on a quarterly basis, the Borrower is required to pay each lender under the revolving credit facility a commitment fee in respect of any unused commitments thereunder at a rate of 0.50% per annum.

The Borrower is a direct subsidiary of AP Gaming Holdings, LLC, which is a direct subsidiary of AP Gaming, Inc., which is a direct subsidiary of PlayAGS, Inc.  These entities between the Borrower and PlayAGS, Inc. are holding companies with no other operations, cash flows, material assets or liabilities other than the equity interests in the Borrower.

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

On May 1, 2020, the Borrower entered into an Incremental Assumption and Amendment Agreement No. 4 (“Amendment No. 4”) with certain of the Borrower’s subsidiaries, the lenders party thereto and the administrative agent, which amended the First Lien Credit Agreement to provide for covenant relief (as described in Item 15. “Exhibits and Financial Statement Schedules.” Note 5. "Long-Term Debt") as well as an aggregate principal amount of $95.0 million in incremental term loans, of which the net proceeds received by the Company were $83.3 million in net proceeds after original issue discount and related fees. The incremental term loans incurred pursuant to Amendment No. 4 bear interest at a rate equal to, at the Borrower’s option, either LIBOR or the base rate, subject to an interest rate floor plus an applicable margin of 13% for LIBOR loans and 12% for base rate loans. Any voluntary prepayment of the incremental term loans incurred pursuant to Amendment No. 4 during the first two years after May 1, 2020 will be subject to a customary ”make-whole” premium. On or after May 1, 2022 and prior to November 1, 2022, a voluntary prepayment of the incremental term loans incurred pursuant to Amendment No. 4 will be accompanied by a 1.00% payment premium. Other than described above, the incremental term loans have the same terms applicable to the outstanding term loans under the First Lien Credit Agreement.

On August 4, 2021, the Borrower entered into Amendment Agreement No. 5 (the “Credit Agreement Amendment”), with certain of the Borrower's subsidiaries, the lenders party thereto and the administrative agent, which amends and restates that certain First Lien Credit Agreement to extend the maturity date of its existing $30.0 million first lien revolving credit facility to November 6, 2023. Other than as described above, the loans under the First Lien Credit Agreement continue to have the same terms.

As of December 31, 2021, we were in compliance with the required covenants of the Amended and Restated Credit Agreement. See Item 15. “Exhibits and Financial Statement Schedules ” Note 1. “Liquidity and Financing and COVID-19” for a description of a change to our financial covenants for future periods.

Incremental Assumption and Amendment Agreement

On February 15, 2022, the Borrower and Holdings entered into the Amended Credit Agreement with certain of the Borrower’s subsidiaries, the lenders party thereto and the Administrative Agent. The Amended Credit Agreement amends and restates the Existing Credit Agreement, among the Borrower, Holdings, the lenders party thereto from time to time, the Administrative Agent and the other parties named therein.

The Amended Credit Agreement provides (i) a senior secured first lien term loan in an aggregate principal amount of $575.0 million (the “New Term Loan Facility”), the proceeds of which, together with cash on hand of the Borrower and its subsidiaries, were used by the Borrower on the Closing Date to repay all amounts outstanding under the existing term loan facilities set forth in the Existing Credit Agreement and to pay related fees and expenses, and (ii) a $40.0 million senior secured first lien revolving facility, with a $7.5 million letter of credit subfacility and a $5.0 million swingline subfacility.

Borrowings under the Amended Credit Agreement will bear interest at a per annum rate equal to, at the Borrower’s election, either (a) an adjusted term SOFR for the interest period in effect, subject to a floor of (i) in the case of term loan borrowings, 0.75% and (ii) in the case of revolver borrowings, 0.00% or (b) a base rate determined by the highest of (i) the prime rate in effect, (ii) the federal funds effective rate plus 0.50% and (iii) an adjusted term SOFR with an interest period of one month plus 1.00%, in each case plus an applicable margin of 4.00% for adjusted term SOFR loans and 3.00% for base rate loans.

The New Term Loan Facility will mature on February 15, 2029 and, commencing with the quarter ending June 30, 2022, will amortize in quarterly installments equal to 0.25% of the original aggregate principal amount of the term loans, with the balance due at maturity. The commitments under the New Revolving Credit Facility will terminate on February 15, 2027.

The Borrower may voluntarily repay outstanding loans under the Amended Credit Agreement at any time, without prepayment premium or penalty, except in connection with a repricing event in respect of the New Term Loan Facility as described below, subject to customary “breakage” costs with respect to adjusted term SOFR loans. Any refinancing through the issuance of certain debt or any repricing amendment, in either case, that constitutes a “repricing event” applicable to the New Term Loan Facility resulting in a lower yield occurring at any time on or prior to August 15, 2022 will be accompanied by a 1.00% prepayment premium or fee, as applicable.

The Amended Credit Agreement includes customary mandatory prepayment events, affirmative covenants, negative covenants and events of default. In addition, the New Revolving Credit Facility requires the Borrower to comply on a quarterly basis, commencing on June 30, 2022, with a maximum net first lien senior secured leverage ratio of 6.70 to 1.00 if the aggregate amount of funded loans and issued letters of credit (excluding up to $5.0 million of undrawn letters of credit under the New Revolving Credit Facility and letters of credit that are cash collateralized) under the New Revolving Credit Facility on such date exceeds 35% of the then-outstanding commitments under the New Revolving Credit Facility.

Finance Leases

The Company has entered into leases for vehicles that are accounted for as finance leases, as described in Item 15. “Exhibits and Financial Statement Schedules” Note 5. "Long-Term Debt".

The following table summarizes our historical cash flows (in thousands):

	Year ended December 31,
	2021	2020	Change
Cash Flow Information:
Net cash provided operating activities	$78,332	$36,170	42,162
Net cash (used in) investing activities	(50,137)	(39,283)	(10,854)
Net cash (used in) provided by financing activities	(14,905)	71,643	(86,548)
Effect of exchange rates on cash and cash equivalents	(2)	(3)	1
Increase (decrease) in cash and cash equivalents	$13,288	$68,527	(55,239)

Operating activities

The increase in cash provided by operating activities is primarily attributable to the decrease in net loss primarily due to all of the Company's customers being reopened at December 31, 2021. In the prior year, temporary casino closures began in March 2020 caused by the COVID-19 pandemic. Beginning in May 2020, casinos began to reopen at limited capacity. The increase is partially offset by better collections of accounts receivable in the prior period.

Investing activities

The increase in cash used in investing activities was primarily due to a $13.2 million increase in purchases of property plant and equipment, a $4.4 million increase in software development and partially offset by a $4.7 million decrease in customer note receivables, a $0.3 million increase in proceeds from payments on customer notes receivable and a $1.8 million decrease in purchases of intangibles.

Financing activities

Net cash used in financing activities for the year ended December 31, 2021, was $14.9 million compared to net cash provided by financing activities of $71.6 million for the year ended December 31, 2020, representing a decrease of $86.5 million which is primarily attributable to the proceeds from incremental term loans of $83.3 million in the prior year period which primarily consists of $92.2 million of gross proceeds net of $5.7 million of deferred loan costs and $3.1 million of loss on modification that was immediately expensed.

Significant Accounting Policies and Critical Estimates

Critical Accounting Estimates

Our consolidated financial statements are prepared in conformity with generally accepted accounting principles (“GAAP”) generally accepted in the United States of America. Accordingly, we are required to make estimates incorporating judgments and assumptions we believe are reasonable based on our historical experience, contract terms, trends in our company and the industry as a whole, as well as information available from other outside sources. Our estimates affect amounts recorded in our consolidated financial statements and there can be no assurance that actual results will not differ from initial estimates. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Our accounting policies are more fully described in Item 15. “Exhibits and Financial Statement Schedules.” Note 1. "Description of the Business and Summary of Significant Accounting Policies".

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

Business Combinations

We apply the provisions of ASC 805, “Business Combinations” (ASC 805), in the accounting for business acquisitions. We recognize separately from goodwill the assets acquired and the liabilities assumed, at their acquisition date fair values and goodwill is defined as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Significant estimates and assumptions are required to value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable. The valuations related to acquisitions include significant estimates in the valuation of intangible assets that include trade names, brand names, customer relationships, and gaming software and technology platforms. These estimates are inherently uncertain and subject to refinement and typically include the calculation of an appropriate discount rate (Assumption #1) and projection of the cash flows (Assumption #2) associated with each acquired asset. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. In addition, deferred tax assets, deferred tax liabilities, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly based upon facts and circumstances that existed as of the acquisition date and any adjustments to its preliminary estimates are recorded to goodwill if identified within the measurement period. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

Assumptions/Approach used for Assumption #1: Fair value of identifiable tangible and intangible assets is based upon forecasted revenues and cash flows as well as the selected discount rate. In determining the appropriate discount rate, we incorporate assumptions regarding capital structure and return on equity and debt capital consistent with peer and industry companies.

Effect if Different Assumptions used for Assumption #1: Valuation of identifiable tangible and intangible assets requires judgment, including the selection of an appropriate discount rate. While we believe our estimates used to select an appropriate discount rate are reasonable, different assumptions could materially affect the measurement of fair value. The historical acquisitions of the Company have contained significant amounts of intangible assets and goodwill and a change in the discount rates used in the valuations of intangible assets in these acquisitions could have resulted in a change to intangible assets with an offsetting impact to goodwill.

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

Revenue Recognition

Leasing of equipment in both our EGM and Table Products segments is accounted for under lease accounting guidance in ASC 842, "Leases" (ASC 842) and is recorded in gaming operations revenue. Our remaining revenue streams are accounted for under ASC 606 "Revenue from contracts with customers" (ASC 606) including equipment sales in our EGM and, to a lesser extent, in our Table Products segments. Revenue earned in our Interactive segment is recorded in gaming operations revenue. Refer to Item 15. “Exhibits and Financial Statement Schedules.” Note 1. "Description of the Business and Summary of Significant Accounting Policies", which contains a detailed description of our revenue recognition policy for our revenue streams.

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

Judgment is also required to determine whether there is sufficient history to prove when it is probable that we will collect substantially all of the contracted amount. Factors that we consider include the nature of our customers, our historical collection experience with the specific customer, the terms of the arrangement and the nature of the product being sold. Our product sales contracts do not include specific performance, cancellation, termination or refund-type provisions.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts related to our accounts and notes receivable deemed to have a high risk of collectability. We review our receivables on a monthly basis to determine if any receivables will potentially be uncollectible. We analyze historical collection trends and changes in our customers’ payment patterns, customer concentration and credit worthiness when evaluating the adequacy of our allowance for doubtful accounts (Assumption #1). A large percentage of receivables are with Native American tribes that have their reservations and gaming operations in Oklahoma, Washington and Texas, as well as customers in Mexico, and we have concentrations of credit risk with several tribes. We include any receivable balances that are determined to be uncollectible in our overall allowance for doubtful accounts. Changes in our assumptions or estimates reflecting the collectability of certain accounts could materially affect our allowance for both trade and notes receivable.

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

Effect if Different Assumptions used for Assumption #1: Although we believe our estimate of inventory usage are reasonable, different assumptions could materially affect the inventories' net realizable value. If actual inventory usage is lower than our projections, additional inventory write-downs may be required, which will be recorded as a reduction to inventories and additional expense to the cost of gaming operations.

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

When the estimated undiscounted cash flows are not sufficient to recover the intangible asset’s carrying amount, an impairment loss is measured to the extent the fair value of the asset is less than its carrying amount. There were no events or circumstances noted in the year ended December 31, 2021 that indicated that the carrying amount of definite-lived intangible assets may not be recoverable other than those described in Item 15. “Exhibits and Financial Statement Schedules.” Note 7. "Write-Downs and Other Charges" to our audited financial statements contained elsewhere herein.

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

The Company tests for possible impairment of indefinite lived intangible assets at least annually, on October 1. The Company performed a qualitative assessment and determined that it was not more likely than not that the fair value of the trade name asset was less than its carrying amount as of the assessment date of October 1, 2021. In this assessment, we relied on several qualitative factors such as industry and macroeconomic conditions, as well as current projected cash flows and the prior year quantitative analysis, that concluded the excess fair value over carrying value for the trade name asset was $85.0 million.

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

The Company tests for possible impairment of indefinite lived intangible assets at least annually, on October 1. The Company performed a qualitative assessment as of October 1, 2021 on the EGM and Table Products reporting units and determined that it was not more likely than not that the fair value of the EGM and Table Products reporting units were less than their carrying amounts as of the assessment date of October 1, 2021. In this assessment, we relied on several qualitative factors such as industry and macroeconomic conditions, as well as current projected cash flows and the prior year quantitative analysis, that concluded the excess fair value was over carrying value for the EGM and Table Products reporting units were $113.4 million and $8.9 million, respectively. There is no balance of goodwill in the Company’s other reporting unit.

The Company performed a quantitative assessment as of October 1, 2020 on the EGM and Table Products reporting units, in which both reporting units passed the assessment with 17% and 32% cushion between the fair value and carrying value of the reporting unit, respectively. As of October 1, 2020, none of the Company's remaining reporting units had a recorded balance of goodwill. The discount rates utilized in the discounted cash flow projections were 12.0% and 15.5% for the EGM and Table Products reporting units, respectively. During the first quarter of 2020, our EGM and Table Products reporting units' operating results were significantly lower than expectations, driven by the rapid nationwide spread of the coronavirus and the actions taken by state and tribal governments and businesses, including the closure of casinos, in an attempt to contain the virus. Many of our customers temporarily closed their operations and the markets that we served were significantly and adversely impacted, which was considered to be a triggering event. These closures resulted in a reduction of gaming operations revenues particularly related to our leased EGMs and Table Products as we ceased to bill our customers from the date that they closed. The closures also impacted equipment sales revenue due to a decline in our customer demand to purchase our EGMs and other products during the closures.  Accordingly, we performed a quantitative assessment, or “Step 1” analysis, as of March 31, 2020 to analyze whether this triggering event resulted in an impairment of associated goodwill in those two reporting units.  As of March 31, 2020, none of the Company's remaining reporting units had a recorded balance of goodwill. Based on our quantitative analysis, the fair value was 34% greater than the carrying value for the EGM reporting unit and 21% greater for the Table Products reporting unit. As of October 1, 2019 (the date of the Company’s annual impairment assessment), the fair values of the EGM reporting unit and the Table Products reporting unit were 50% and 111% greater than their respective carrying values. We estimated the fair value of both reporting units using the discounted cash flow method. The most significant factor in the assessment was the projected cash flows adjusted for the estimated adverse impact of the COVID-19 pandemic on the Company’s operations. Our projected cash flows were dependent on our assumptions for when our casino customers would have reopened. The projected cash flows and those for future years were also impacted by our estimate of when the operations of our casino customers would return to pre-COVID-19 levels. Given the impacts of the COVID-19 pandemic across our business, the long-range cash flow projections that were used to assess the fair value of our businesses and assets for purposes of impairment testing were subject to greater uncertainty than normal. Other factors included in the discounted cash flow calculation were the discount rate of 10% for EGM and 14% for Table Products and the long-term growth rate of 3% for both reporting units. As of October 1, 2019, the discount rates utilized in the discounted cash flow projections were 10% and 14% for the EGM and Table Products reporting units, respectively. During the second and third quarters of 2020, based on the performance of our re-opened customers and our related revenue share including our projections for future periods, we concluded that there are no triggering events that would more likely than not reduce the fair value of a reporting unit below their carrying value.

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

Recently adopted accounting pronouncements

For a description of recently adopted accounting pronouncements, see Item 15. “Exhibits and Financial Statement Schedules.” Note 1. "Description of the Business and Summary of Significant Accounting Policies".

Recently issued accounting pronouncements not yet adopted

For a description of recently issued accounting pronouncements not yet adopted, see Item 15. “Exhibits and Financial Statement Schedules.” Note 1. "Description of the Business and Summary of Significant Accounting Policies".

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain market risks and uncertainties inherent in our operations. These market risks generally arise from transactions in the normal course of business. Our primary market risk exposures relate to interest rate risk and foreign currency exchange risks.

Interest Rates

Our primary exposure to market risk is interest rate risk associated with our long-term debt, which accrues interest at variable rates. Certain of our debt instruments accrue interest at LIBOR or the base rate, at our election, subject to an interest rate floor plus an applicable margin rate. In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt and equity capital to sustain our operations. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. As of December 31, 2021, approximately less than 1% of our debt were fixed-rate instruments. Assuming a constant outstanding balance for our variable-rate long term debt, a hypothetical 1% decrease in interest rates would not decrease interest expense given our LIBOR floor on related debt, while a hypothetical 1% increase in interest rates would increase interest expense by $6.1 million.

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

We derived approximately 5% of our revenue from customers in Mexico. To date, we have not engaged in hedging activities intended to protect against foreign currency risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is contained in the financial statements listed in Item 15. “Exhibits and Financial Statement Schedules.” of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our Management has performed an assessment according to the 2013 Internal Control-Integrated Framework established by COSO. Based on the assessment, Management has concluded that our system of internal control over financial reporting, as of December 31, 2021, is effective. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

An attestation report of the Company’s internal control over financial reporting by our independent registered public accounting firm is not included as we are an Emerging Growth Company and are exempt from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in Management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2021 covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the names, ages, positions, and biographical information of the executive officers of AGS, LLC and the executive officers and directors of the Company at March 10, 2022.

AGS LLC

Name	Age	Position
David Lopez	48	Chief Executive Officer
Kimo Akiona	48	Chief Financial Officer
Victor Gallo	55	General Counsel

PlayAGS, Inc.

Name	Age	Position
David Lopez	48	Chief Executive Officer, President and Director
Kimo Akiona	48	Chief Financial Officer, Chief Accounting Officer and Treasurer
Victor Gallo	55	General Counsel and Secretary
David Sambur	41	Director and Chairman
Daniel Cohen	34	Director
Yvette E. Landau	65	Director
Adam Chibib	55	Director
Geoff Freeman	47	Director
Anna Massion	43	Director

The following are brief biographies describing the backgrounds of the executive officers of AGS LLC and the executive officers and directors of the Company.

David Lopez. Mr. Lopez was appointed as the Chief Executive Officer of AGS and Chief Executive Officer and President of the Company prior to the Company's IPO. Mr. Lopez has also served on the board of the Company since May 2017. Mr. Lopez most recently served as President and Chief Executive Officer of Global Cash Access, Inc. (now known as Everi Holdings, Inc.), which he joined in May 2012. Prior to his role at Global Cash Access, Inc., Mr. Lopez served as Chief Operating Officer of Shuffle Master Inc. from November 2010 until May 2012. Mr. Lopez joined Shuffle Master Inc. in February 1998 and held various positions within the organization during his 14-year tenure, including Interim CEO, Executive Vice President, President of the Americas, Vice President of Product Management, as well as serving as a member of its board of directors from November 2010 until May 2012. Mr. Lopez currently serves as an independent director of ecoATM. Mr. Lopez is a graduate of the University of Nevada, Las Vegas with a B.S. in Business Administration.

Kimo Akiona. Mr. Akiona serves as Chief Financial Officer, Chief Accounting Officer and Treasurer of the Company. Mr. Akiona was appointed to serve as Treasurer and Chief Financial Officer of the Company prior to the Company's IPO. Prior to that, Mr. Akiona most recently served as Senior Vice President and Corporate Controller of SHFL entertainment, Inc. and Bally Technologies, Inc. Mr. Akiona joined SHFL entertainment, Inc. in December 2005 and held various positions within the organization’s finance and accounting department during his tenure, including Vice President and Corporate Controller and Director of SEC Reporting. Mr. Akiona is a graduate of the University of Nevada, Las Vegas with a B.S. in Business Administration with a Concentration in Accounting.

Victor Gallo. Mr. Gallo joined the Company prior to the Company's IPO as Vice President, Licensing and Compliance and Compliance Officer and currently serves as the Company’s General Counsel and Secretary. Previously, Mr. Gallo was General Counsel and Vice President of Business Development for Youbet.com, Inc., and Vice President of Legal and Compliance and Corporate Counsel for Konami Gaming, Inc. Mr. Gallo has also worked as an attorney in private practice, and as an active duty Captain in the Air Force Judge Advocate General Corps. Mr. Gallo has been practicing law for over 25 years and is a member of the California Bar, the Nevada Bar (In-House counsel) and is registered to practice before the United States Patent and Trademark Office as a Patent Attorney. Mr. Gallo received his Bachelor of Science degree in Aerospace Engineering from the University of Southern California and a Juris Doctor from the University of the Pacific.

David Sambur. Mr. Sambur was appointed as a member and chairman of the board of the Company prior to the Company’s IPO. Mr. Sambur is a Partner, Co-Head of Private Equity at Apollo Global Management, Inc., having joined in 2004. Prior to that time, Mr. Sambur was a member of the Leveraged Finance Group of Salomon Smith Barney Inc. Mr. Sambur serves on the board of directors of CareerBuilder, Coinstar LLC, Nugs.net Enterprises, Inc., Cox Media Group, ClubCorp, Hilton Grand Vacations, Inc., EcoATM, LLC, Rackspace Technology Inc., Redbox Entertainment Inc., Lottomatica S.p.A. (f/k/a Gamenet Group S.p.A.), Great Canadian Gaming Corporation, Yahoo! and Shutterfly. Mr. Sambur previously served on the boards of directors of Expedia Group, Inc. and Caesars Entertainment Corporation. Mr. Sambur is also a member of the Mount Sinai Department of Medicine Advisory Board, the Arbor Brothers Inc. Board and the Emory College Dean’s Advisory Counsel. Mr. Sambur graduated summa cum laude and Phi Beta Kappa from Emory University with a BA in Economics.

Daniel Cohen. Mr. Cohen was appointed as a member of the board of the Company prior to the Company's IPO. Mr. Cohen is a Partner at Apollo Private Equity, having joined in 2012. Prior to that time, Mr. Cohen was a generalist in investment banking at Moelis & Company. Mr. Cohen currently serves on the board of directors of Constellation Club Holdings, Inc. (parent of ClubCorp). Mr. Cohen graduated magna cum laude from the University of Pennsylvania’s Wharton School of Business with a B.S. in Economics, concentrating in Finance and Management.

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

Adam Chibib. Mr. Chibib was appointed to serve as a member of the board of the Company upon completion of the initial public offering and was also recently appointed as the Lead Independent Director. Mr. Chibib’s thirty plus year career has included executive roles at numerous successful companies ranging from early-stage start-ups to billion-dollar public companies and has spanned numerous industries including telecom software, security hardware, consumer financial services and gaming. Mr. Chibib is currently the CFO of Self Financial, a consumer financial company based in Austin, Texas. Prior to Self Financial, Mr. Chibib was a general partner at Silverton Partners, an early stage venture capital firm. Mr. Chibib also served as President and Chief Financial Officer (CFO) of Multimedia Games Holding Company, Inc., where he was part of a turn-around team that helped double revenues, triple profitability and increase the market capitalization from $47 million to over $1 billion. Multimedia Games Holding Company, Inc. was acquired in December of 2014 for $1.2 billion by Global Cash Access, Inc. (now known as Everi Holdings, Inc.). Mr. Chibib also served as founder and CFO of BroadJump (acquired by Motive), CFO of Waveset (acquired by Sun Miscrosystems), CFO of TippingPoint Technologies (acquired by 3Com), CFO of NetSpend and as the Worldwide Controller of Tivoli Systems. Mr. Chibib currently holds several board seats and is the Treasurer for the Austin Film Society and serves on the Nominating Committee for the Eanes Education Foundation. Mr. Chibib was named CFO of the year for the public company category by the Austin Business Journal in 2013 and won the Ernst & Young Entrepreneur of the Year award in 2002. Mr. Chibib is a graduate of the University of Texas.

Geoff Freeman. On November 7, 2018, Mr. Freeman was appointed as a member of the board of the Company. Mr. Freeman is currently the CEO of the Consumer Brands Association. Prior to serving in his current role, Mr. Freeman served as CEO of the American Gaming Association (“AGA”) from May 2013 through July 2018. During his five-year tenure at the helm of the AGA, Mr. Freeman led the trade organization to monumental successes that have forever changed the face of the gaming industry, including expanding the organization’s membership by 200 percent; instrumental in overturning the Professional and Amateur Sports Protection Act of 1992 (PASPA), which led to legalized sports betting in the U.S.; significantly improved relationships between tribal and commercial gaming operators; spearheading the AGA’s Get to Know Gaming campaign focused on the economic benefits of gaming; and delivering a successful campaign to prevent the IRS from lowering the reporting threshold on slot winnings. Before the AGA, Mr. Freeman was the COO of The U.S. Travel Association from May 2006 to May 2013, and a director to The U.S. Travel Association from January 2014 through July 2018. Mr. Freeman holds a Bachelor of Arts, Political Science and Public Policy from the University of California, Berkeley.

Anna Massion. On June 17, 2019, Ms. Massion was appointed as a member of the board of the Company. Ms. Massion currently serves as an Independent Non-Executive Director at Playtech, PLC, BetMakers Technology Group LTD, and Artemis Strategic Investment Corp. Prior to serving in her current role, Ms. Massion was a Senior Analyst for PAR Capital Management from February 2014 through June 2019. Ms. Massion has also served as a Director of Gaming, Lodging and Leisure Research at Hedgeye Risk Management, LLC from November 2008 through February 2014, Vice President/Senior Research Analyst at Marathon Asset Management from April 2008 through October 2008 and at JP Morgan from September 2001 through March 2008 as a Vice President on the Proprietary Trading Desk from 2004. Ms. Massion holds a Bachelor of Science in Economics, Concentration in Finance, Minor in Russian and a Master of Business Administration in Finance, Major in Finance from The Wharton School at the University of Pennsylvania.

Board Composition

The Company has seven directors, the majority of which are independent directors.  Only independent directors serve on our Compensation Committee, Nominating and Corporate Governance Committee and our Audit Committee in accordance with the New York Stock Exchange rules.

Our board of directors is divided into three classes. The members of each class serve staggered, three-year terms. Upon the expiration of the term of a class of directors, directors in that class will be elected for three-year terms at the annual meeting of stockholders in the year in which their term expires. Our directors are:

•	Daniel Cohen, Geoff Freeman, Yvette Landau are Class I directors, whose terms expire at the fiscal 2024 annual meeting of stockholders;
•	Adam Chibib is a Class II director, whose initial term expires at the fiscal 2022 annual meeting of stockholders; and
•	Anna Massion, David Sambur and David Lopez are Class III directors, whose initial terms expire at the fiscal 2023 annual meeting of stockholders.

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

Corporate Governance Guidelines

We have Corporate Governance Guidelines that address significant issues of corporate governance and set forth procedures by which our board of directors carry out their respective responsibilities. The guidelines are available for viewing on our website at investors.playags.com under the “Corporate Governance” section. We will also provide the guidelines, free of charge, to stockholders who request them. Requests should be directed to our Secretary at 6775 S. Edmond St., Ste #300, Las Vegas, NV 89118.

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

On April 28, 2021, the board of directors reorganized its committee members and leadership structure to provide increased oversight and involvement of its independent directors. In addition to the new committee leadership and member assignments, the Company also appointed Mr. Chibib to be the lead independent director, a new role on the Board that represents the independent directors.

Audit Committee

Our Audit Committee consists of Mr. Adam Chibib (Chair), Ms. Yvette Landau, Ms. Anna Massion and Mr. Geoff Freeman. Our board of directors has determined that Mr. Chibib, Ms. Landau, Ms. Massion and Mr. Freeman each qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K and that each of Mr. Chibib, Ms. Landau, Ms. Massion and Mr. Freeman is independent as independence is defined in Rule 10A-3 of the Exchange Act and under the New York Stock Exchange listing standards. The principal duties and responsibilities of our Audit Committee are as follows:

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

Compensation Committee

Our Compensation Committee consists of Mr. Geoff Freeman (Chair), Mr. Adam Chibib and Ms. Yvette Landau. The principal duties and responsibilities of the Compensation Committee are as follows:

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

Nominating and Corporate Governance Committee

Our board of directors established a Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee consists of Ms. Anna Massion (Chair), Mr. Geoff Freeman and Ms. Yvette Landau. The principal duties and responsibilities of the Nominating and Corporate Governance Committee are as follows:

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

Communications with the Board of Directors

A stockholder or other interested party who wishes to communicate with our directors, a committee of our board of directors, our independent directors as a group or our board of directors generally may do so in writing. Any such communications may be sent to our board of directors by U.S. mail or overnight delivery and should be directed to our Secretary at 6775 S. Edmond St., Ste #300, Las Vegas, NV 89118, who will forward them to the intended recipient(s). Any such communications may be made anonymously. Unsolicited advertisements, invitations to conferences or promotional materials, in the discretion of our Secretary, are not required, however, to be forwarded to the directors.

Delinquent Section 16(a) Reports

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports are established by the rules of the Securities and Exchange Commission, and the Company is required to report herein any failure to file such reports by those due dates. Based solely on a review of the copies of such reports and written representations delivered to the Company by such persons, we believe that there were no failures to comply with Section 16(a) reporting requirements by such persons during the Company’s fiscal year ended December 31, 2021, except for three Forms 4 that were filed late on September 22, 2021 for certain of our directors.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Summary

The Company’s goal for its executive compensation program is to utilize a pay-for-performance compensation program that is directly related to achievement of the Company’s financial and strategic objectives. The primary elements of the program, which are discussed in greater detail below, include base salary, annual cash bonus incentives based on performance and long-term equity incentives in the form of stock-based compensation. These elements are designed to: (i) provide compensation opportunities that will allow the Company to attract and retain talented executive officers who are essential to the Company’s success; (ii) provide compensation that rewards both individual and corporate performance and motivates the executive officers to achieve corporate strategic objectives; (iii) reward superior financial and operational performance in a given year, over a sustained period and expectations for the future; (iv) place compensation at risk if performance goals are not achieved; and (v) align the interests of executive officers with the long-term interests of stockholders through stock-based awards.

Non-equity Incentive Plan

Employees are eligible to earn annual cash bonuses based on achievement of certain periodic corporate key performance indicators (“KPIs”) and achievement of an annual Adjusted EBITDA target. Each bonus plan participant is assigned a bonus payment range expressed as a percentage of base salary. The amount of the cash bonus is then increased or decreased within the applicable range based on over - or underperformance with respect to the performance targets, which range is set by the board of directors annually. The bonus plan is split evenly in two equal parts: periodic corporate KPIs (50%) and annual Adjusted EBITDA Target (50%). For Periodic Corporate KPIs where actual achievement is lower than 100%, partial credit will be given. Actual achievement of the Corporate KPIs is capped at 100% (the maximum).

Equity-based Compensation

The equity-based compensation grants to our named executive officers directly align their compensation with the goals and financial returns of our stockholders. We do this primarily through regular, annual grants of equity, with target values based on a percentage of each executive’s base pay, which vest based on time and performance. In order for performance-based RSUs to become earned and vested, the Company’s stock price must achieve a specified target level for at least 60 consecutive trading days. We believe that the grant of time-based vesting awards incentivizes our executives to remain with the Company and receive the value of their equity awards over time, while performance-based vesting awards that vest based on stock price appreciation directly align our executives’ goals with the financial goals of our stockholders.

2021 Supplemental Long-Term Incentive Grants and Compensation Study

On April 30, 2021, the Compensation Committee approved a supplemental grant of long-term performance-based restricted stock units to Messrs. Lopez and Akiona as follows:

Stock Price Appreciation	Target Stock Price (1)	Shares for Mr. Lopez Equity Awards	Shares for Mr. Akiona Equity Awards
50%	$13.43	143,266	85,960
75%	$15.66	214,900	128,940
100%	$17.90	358,166	214,900
	Total Number of Restricted Stock Units	716,332	429,800

(1) The target stock price was calculated based on the stock price appreciation from the ending stock price on April 30, 2021 of $8.95.

•	100% of the awards are performance-based and at-risk.
•	The performance shares only vest if certain rigorous, pre-determined stock price hurdles are achieved and sustained for 60 consecutive trading days during the four- year term of the awards.
•	The stock price must increase by 50%, 75% and 100% and be maintained in order for the three tranches of the award to be earned, respectively.

The Compensation Committee made these grants under the 2018 Omnibus Incentive Plan, as amended.

Pay for Performance and Alignment with Stockholders

We are committed to a pay for performance philosophy. Our compensation program aims to motivate our people to perform at a high level and rewards contributions that enhance our ability to deliver outstanding results for our customers and create value for our stockholders. We believe that compensation should be aligned to stockholder interests and the long-term value realized by our stockholders.

To link pay and performance and align of the interests of the executives with those of the Company and its stockholders, the Compensation Committee allocates a substantial portion of target annual total direct compensation to long-term incentive equity. In 2021, excluding the supplemental equity grant summarized above, Mr. Lopez’s long- term incentive equity compensation was 50% performance-based, and approximately 50% variable and at-risk.

Benchmark Positioning Relative to Market Median

In general, the Compensation Committee seeks to align executive officer compensation with the market median range in order to be able to attract, motivate and retain experienced executive talent who are critical to our long-term success. The Compensation Committee reviewed the value of the executives’ total direct compensation, which includes base salary, non-equity incentive plans, and target annual long-term incentive equity relative to the grants made to the executives at companies in our peer group, as presented in a study prepared by the Compensation Committee’s independent compensation consultant, the Rewards Solutions practice of Aon plc. The Compensation Committee’s review indicated that Mr. Lopez and Mr. Akiona’s total direct compensation was substantially below the market median and determined to initially grant the supplemental performance-based equity described above to begin to bring the total direct compensation in line with the market median. The study analyzed our named executive officers’ total direct compensation in comparison to the compensation of executive officers in similar positions of the peer companies listed below and noted that the total direct compensation for Mr. Lopez and Mr. Akiona are both below the market median levels. Also, the mix of compensation has historically placed less weight on long-term incentives than the peer companies. In their findings, the compensation consultants noted that investors ordinarily prefer the majority of pay to be performance based.

The Compensation Committee approved the following peer group developed in consultation with its independent compensation consultant and used in the analysis. The peer group was determined using a mix of quantitative and qualitative criteria such as revenue, industry, business model, and other factors to provide a relevant list of comparators to analyze market pay levels.

•	Accel Entertainment, Inc.	•	Agilysis, Inc.
•	Ainsworth Game Technology Limited	•	Aristocrat Leisure Limited
•	Bally’s Corporation	•	Century Casinos, Inc.
•	Churchill Downs Incorporated	•	Daktronics, Inc.
•	Everi Holdings, Inc.	•	Full House Resorts, Inc.
•	Glu Mobile, Inc.	•	Golden Entertainment, Inc.
•	Inspired Entertainment, Inc.	•	International Game Technology PLC
•	Monarch Casino & Resort, Inc.	•	Red Rock Resorts, Inc.
•	Scientific Games Corporation	•	SciPlay Corporation

In accordance with our pay for performance and stockholder alignment philosophy and in order to bring the value of target annual long-term incentive equity grants into alignment with the market median range for that component, the Committee made these supplemental incentive equity grants to Mr. Lopez and Mr. Akiona.

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

Responsible Use of Equity

A company’s burn rate shows how rapidly it is depleting its shares reserved for equity compensation awards. We believe that our historical burn rate is quite reasonable for a company of our size in our industry. Our 2021 three-year average burn rate, calculated using the Institutional Shareholder Services (‘‘ISS’’) methodology, was approximately 2.03%, which was lower than the 2021 ISS burn rate threshold of 5.03% applied to the GICS 2530 Casinos and Gaming sub-industry. We will continue to monitor our equity use in future years to ensure that our burn rate is within competitive market norms.

Stock Ownership

Our named executive officers recognize the importance of stock ownership to further strengthen the alignment of their interests with our stockholders. As such, the named executive officers have retained their vested stock awards, they have also purchased the Company’s stock in market transactions, and they have elected on several occasions to receive stock in lieu of a cash from a portion of their non-equity incentive plan compensation. Their dispositions of stock have been limited to selling to cover for taxes upon the vesting of equity awards and some nominal gifts to charity.

Summary Compensation Table

The following table discloses compensation for our fiscal years ending December 31, 2021, and 2020 received by Messrs. Lopez, Gallo, and Akiona, each of whom was a “named executive officer” during Fiscal 2021.

Name and Principal Position	Year	Salary ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
David Lopez,	2021	700,000	8,124,743	822,500	12,256	9,659,499
Chief Executive Officer, President and Director	2020	578,846	1,000,552	—	12,054	1,591,452

Kimo Akiona,	2021	336,500	4,553,980	296,541	11,220	5,198,241
Chief Financial Officer and Treasurer	2020	280,201	452,853	—	7,780	740,834

Victor Gallo	2021	306,000	587,944	287,288	33,432	1,214,664
General Counsel and Secretary	2020	254,804	310,811	—	7,929	573,544

(1)	From April through September 2020, as a result of the impact of the challenges and uncertainties related to the COVID-19 pandemic, the Company reduced the salaries of the named executive officers by 50%.

(2)

Amounts represent the aggregate grant date fair value of the awards computed in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718 (disregarding any risk of forfeiture assumptions). For a discussion of the relevant valuation assumptions, see Item 15 “Exhibits and Financial Statement Schedules.” Note 10. "Stock-Based Compensation" for further explanation. In 2020, certain of the awards granted to the named executive officers included restricted stock units that would vest on the first day that the average closing price per share of the Company’s common stock for the prior 60 consecutive trading days exceeded $4.56. The Board also amended the performance metric for the performance-vesting restricted stock units granted in 2019, such  that the awards would vest on the first day that the average closing price per share of the Company’s common stock for the prior 60 consecutive trading days exceeded $4.56. Such $4.56 target stock price reflects a 25% increase above the Company’s stock price on July 22, 2020. There was no incremental expense to the Company in connection with such RSU amendment. Such performance-based restricted stock units vested on December 30, 2020, when the performance metric was achieved.

(3)

Amounts for the year ended December 31, 2021 represent annual incentive cash bonuses paid to employees. Employees are eligible to earn annual cash bonuses based on achievement of certain periodic corporate key performance indicators (“KPIs”) and achievement of an annual Adjusted EBITDA target. Each bonus plan participant is assigned a bonus payment range expressed as a percentage of base salary. The amount of the cash bonus is then increased or decreased within the applicable range based on over - or underperformance with respect to the performance targets, which range is set by the board of directors annually. The bonus plan is split evenly in two equal parts: periodic corporate KPIs (50%) and annual Adjusted EBITDA Target (50%). For Periodic Corporate KPIs where actual achievement is lower than 100%, partial credit will be given. Actual achievement of the Corporate KPIs is capped at 100% (the maximum). For the portion of the bonus related to achievement of Adjusted EBITDA, the applicable compensation Adjusted EBITDA target for 2021 was $102,000,000 and attainment for such year was 121% of the target, which corresponded to a payout level of 135%.

For the year ended December 31, 2020, the annual incentive cash bonuses were based on attainment of compensation Adjusted EBITDA performance targets. The applicable compensation Adjusted EBITDA target for 2020 was $158,439,000 and attainment for such year was less than 85% of the target, which corresponded to no bonus payout to the named executive officers for the year ended December 31, 2020.

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

	For the Year Ended December 31,
	2021	2020
Net loss	$(22,572)	$(85,378)
Income tax (benefit) expense	(2,198)	(5,875)
Depreciation and amortization	73,938	85,722
Interest expense, net of interest income and other	44,473	43,982
Loss on extinguishment and modification of debt(1)	-	3,102
Write-downs and other(2)	2,791	3,329
Other adjustments(3)	3,119	8,618
Other non-cash charges(4)	8,393	9,712
Non-cash stock compensation(5)	14,643	8,457
Adjusted EBITDA	$122,587	$71,669
Foreign currency(6)	-	(181)
Unbudgeted acquisition and other items(7)	-	-
Compensation Adjusted EBITDA	$122,587	$71,488

(1) Loss on extinguishment and modification of debt primarily relates to the refinancing of long-term debt, in which deferred loan costs and discounts related to old senior secured credit facilities were written-off.

(2) Write-downs and other include items related to loss on disposal or impairment of long-lived assets and fair value adjustments to contingent consideration.

(3) Other adjustments are primarily composed of the following:

•

Costs and inventory and receivable valuation charges associated with the COVID-19 pandemic, professional fees incurred for projects, costs incurred related to public offerings, contract cancellation fees and other transaction costs deemed to be non-operating in nature;

•	Acquisition and integration-related costs related to the purchase of businesses and to integrate operations and obtain costs synergies;
•

Restructuring and severance costs, which primarily relate to costs incurred through the restructuring of the Company’s operations from time to time and other employee severance costs recognized in the periods presented; and

•	Legal and litigation related costs, which consist of payments to law firms and settlements for matters that are outside the normal course of business.

(4) Other non-cash charges are costs related to non-cash charges and losses on the disposition of assets, non-cash charges on capitalized installation and delivery, which primarily includes the costs to acquire contracts that are expensed over the estimated life of each contract and non-cash charges related to accretion of contract rights under development agreements.

(5) Non-cash stock-based compensation includes non-cash compensation expense related to grants of options, restricted stock, and other equity awards.

(6) Foreign currency items are gains and losses attributable to foreign currency translation that were not considered during the budget process and are therefore added to Adjusted EBITDA.

(7) Unbudgeted acquisition and other items represent transactions and results from operations of acquired businesses as well as other items that were not considered within the budget at the time the bonus target was determine by Management.

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

Victor Gallo

AGS entered into a new employment agreement with Victor Gallo, as executed on October 21, 2018, to continue to serve as General Counsel, Secretary and Compliance Officer of AGS, a position he has served in since February 2010. The agreement is “at-will,” meaning that either party may terminate the employment relationship at any time and for any reason, either with or without cause. Pursuant to his employment agreement, Mr. Gallo’s annual base salary shall be $306,000. Mr. Gallo’s base salary may from time to time be increased, but may be decreased only in connection with an AGS-wide decrease for all senior leadership positions. Mr. Gallo shall be eligible to receive an annual performance-based bonus, with an annual target bonus opportunity no less than 75% of his base salary if 100% of target is achieved. Mr. Gallo will be eligible for this performance-based bonus if he is actively employed by AGS on the time of the bonus payment.

Outstanding equity awards as of the year ended December 31, 2021:

	Options					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise or Base Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (7)	Number of Performance-Based Stock Units (#)	Market Value of Performance-Based Stock Units (7)
David Lopez	396,350(1)	—	—	6.43	4/28/2024	317,433 (4)	2,155,370	909,435 (8)	6,175,064
Kimo Akiona	75,769(2)	—	—	9.42	3/11/2025	145,310 (5)	986,655	522,627 (9)	3,548,637
Victor Gallo	58,288(3)	—	—	6.43	8/8/2024	77,448 (6)	525,871	42,207 (10)	286,586

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

(4)

Represents 9,722 outstanding restricted stock units (pursuant to a grant of 38,889 restricted stock units  on August 23, 2018); 14,951 outstanding restricted stock units (pursuant to a grant of 29,902 restricted stock units on March 4, 2019); and 99,656 outstanding restricted stock units (pursuant to a grant of 132,875 restricted stock units on September 14, 2020); and 193,104 outstanding phantom stock units (pursuant to a grant of 193,104 phantom stock units on September 21, 2021).  Such grants are subject to a time-based vesting schedule, with the initial awards eligible to vest in equal installments of 25% on each of the first four anniversaries of the date of grant.

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

(5)

Represents 2,500 outstanding restricted shares (pursuant to a grant of 10,000 restricted shares on May 30, 2018); 2,667 outstanding restricted stock units (pursuant to a grant of 10,671 restricted stock units on August 23, 2018); 3,593 outstanding restricted stock units (pursuant to a grant of 7,187 restricted stock units on March 4, 2019); and 35,929 outstanding restricted stock units (pursuant to a grant of 47,906 restricted stock units on September 14, 2020); and 92,828 outstanding phantom stock units (pursuant to a grant of 92,828 phantom stock units on September 21, 2021). Such grants are subject to a time-based vesting schedule, with the initial awards eligible to vest in equal installments of 25% on each of the first four anniversaries of the date of grant.  Also represents 7,793 outstanding restricted stock units (pursuant to a grant of 23,380 restricted stock units on September 14, 2020), whereby one-third of the initial award vested on the date of grant and the remainder will vest in equal installments on each of the first two anniversaries of the date of the grant.

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

(6)

Represents 2,398 restricted stock units (pursuant to a grant of 9,592 restricted stock units on August 23, 2018); 3,268 restricted stock units (pursuant to a grant of 6,536 restricted stock units on March 4, 2019); 21,782 restricted stock units (pursuant to a grant of 29,043 restricted stock units on September 14, 2020); 42,207 phantom stock units (pursuant to a grant of 42,207 phantom stock units on September 21, 2021). Such grants are subject to a time-based vesting schedule, with the initial awards eligible to vest in equal installments of 25% on each of the first four anniversaries of the date of grant. Also represents 7,793 restricted stock units (pursuant to a grant of 23,380 restricted stock units on September 14, 2020); whereby one-third of the initial award vested on the date of grant and the remainder will vest in equal installments on each of the first two anniversaries of the date of the grant.

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

(7)	For purposes of this table, the shares of common stock of the Company were valued using the closing stock price on December 31, 2021 of $6.79.

(8)

Represents 143,266 outstanding performance-based restricted stock units (pursuant to a grant of 143,266 performance-based restricted stock units on April 30, 2021) that vest on the first day the average closing price per share for the prior 60 consecutive trading days exceeds $13.43; represents 214,900 outstanding performance-based restricted stock units (pursuant to a grant of 214,900 performance-based restricted stock units on April 30, 2021) that vest on the first day the average closing price per share for the prior 60 consecutive trading days exceeds $15.66; represents 358,166 outstanding performance-based restricted stock units (pursuant to a grant of 358,166 performance-based restricted stock units on April 30, 2021) that vest on the first day the average closing price per share for the prior 60 consecutive trading days exceeds $17.90. Represents 193,103 phantom stock units (pursuant to a grant of phantom stock units on September 21, 2021) that vest on the first day that the average closing price per share of the company's common stock for the prior 60 consecutive trading days exceeds $9.06, and if such achievement occurs prior to September 21, 2022, the vesting shall not occur until September 21, 2022. All of the performance-based restricted stock units and phantom stock units will be forfeited if the performance target is not achieved within four years of the grant date.

In the event of a termination of employment without cause upon or within 12 months following a change of control or as a result of death, any unvested portion shall immediately vest

(9)

Represents 85,960 outstanding performance-based restricted stock units (pursuant to a grant of 85,960 performance-based restricted stock units on April 30, 2021) that vest on the first day the average closing price per share for the prior 60 consecutive trading days exceeds $13.40; represents 128,940 outstanding performance-based restricted stock units (pursuant to a grant of 128,940 performance-based restricted stock units on April 30, 2021) that vest on the first day the average closing price per share for the prior 60 consecutive trading days exceeds $15.60; represents 214,900 outstanding performance-based restricted stock units (pursuant to a grant of 214,900 performance-based restricted stock units on April 30, 2021) that vest on the first day the average closing price per share for the prior 60 consecutive trading days exceeds $17.90. Represents 92,827 phantom stock units (pursuant to a grant of 92,927 phantom stock units on September 21, 2021) that vest on the first day that the average closing price per share of the company's common stock for the prior 60 consecutive trading days exceeds $9.06, and if such achievement occurs prior to September 21, 2022, the vesting shall not occur until September 21, 2022. All of the performance-based restricted stock units and phantom stock units will be forfeited if the performance target is not achieved within four years of the grant date.

In the event of a termination of employment without cause upon or within 12 months following a change of control or as a result of death, any unvested portion shall immediately vest

(10)

Represents 42,207 phantom stock units (pursuant to a grant of 42,207 phantom stock units on September 21, 2021) that vest on the first day that the average closing price per share of the company's common stock for the prior 60 consecutive trading days exceeds $9.06, but only if such achievement occurs prior to September 21, 2025, and if such achievement occurs prior to September 21, 2022, the vesting shall not occur until September 21, 2022.

In the event of a termination of employment without cause upon or within 12 months following a change of control or as a result of death, any unvested portion shall immediately vest

Pension Benefits

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

For the treatment of equity upon termination of employment, please see the section “Outstanding equity awards as of the year ended December 31, 2021.”

Director Compensation

The following table sets forth the total compensation paid to each of our non-employee directors for the year ended December 31, 2021.

Name (1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)	Total ($)
Adam Chibib	100,000	75,003	175,003
Yvette Landau	75,000	75,003	150,003
Geoff Freeman	75,000	75,003	150,003
Anna Massion	75,000	75,003	150,003

(1)

During the year ended December 31, 2021, David Sambur, Daniel Cohen, and David Lopez were members of our board of directors and did not receive any compensation from the Company for their services on the board.

(2)

Amounts set forth in Fees Earned or Paid in Cash column represent the aggregate dollar amount of all fees earned or paid in cash for services as a director, including committee and/or chairmanship fees, pro-rated as applicable for the first year of service. Director fees are earned and paid quarterly.

(3)

Amounts set forth in the Stock Awards column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. In 2021, each director’s award consisted of restricted stock units which vest over a period of one year from the grant date.

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

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to such securities. Except as otherwise indicated, all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. Unless otherwise indicated, the address of each person or entity named in the table below is c/o 6775 S. Edmond St., Ste #300, Las Vegas, NV 89118.

	Shares Beneficially Owned
	Number	Percent
5% Stockholders
Apollo Gaming Holdings, L.P(1)	8,208,076	21.5%
AP Gaming VoteCo, LLC(1)(2)	8,208,076	21.5%
ArrowMark Colorado Holdings, LLC	2,647,264	6.9%
HG Vora Capital Management, LLC	3,500,000	9.2%
BlackRock, Inc.	2,124,629	5.6%

Named Executive Officers and Directors
David Lopez(3)	685,353	1.8%
Kimo Akiona(4)	173,888	0.5%
Victor Gallo(5)	155,790	0.4%
David Sambur(1)(2)	-	-
Daniel Cohen(2)	-	-
Adam Chibib	28,292	0.1%
Yvette Landau	30,861	0.1%
Geoff Freeman	21,431	0.1%
Anna Massion	24,206	0.1%
All current directors and executive officers as a group (9 persons)	1,119,821	2.9%

(1)

 Represents shares of our common stock held of record by Holdings. All of the shares held by Holdings are subject to the irrevocable proxy granted by Holdings to VoteCo pursuant to the Irrevocable Proxy and Power of Attorney, dated as of January 29, 2018, irrevocably constituting and appointing VoteCo, with full power of substitution, its true and lawful proxy and attorney-in-fact to: (i) vote all of the shares of our common stock held by Holdings at any meeting (and any adjournment or postponement thereof) of our stockholders, and in connection with any written consent of our stockholders, and (ii) direct and effect the sale, transfer or other disposition of all or any part of the shares of our common stock held by Holdings, if, as and when so determined in the sole discretion of VoteCo. The irrevocable proxy terminates with respect to any shares of our common stock that are sold, transferred or otherwise disposed of by VoteCo upon such sale, transfer or other disposition. VoteCo is managed by its sole member, David Sambur, subject to the right of Eric Press, a senior partner at Apollo Global Management, Inc., to assume joint control of management of VoteCo with Mr. Sambur upon written notice to VoteCo and its member(s). Apollo Gaming Holdings GP, LLC (“Holdings GP”) is the general partner of Holdings. Apollo Management VIII, L.P. (“Management VIII”) is the manager of Holdings GP and of Apollo Investment Fund VIII, L.P. (“AIF VIII”). AIF VIII is a member of Holdings GP, and as such has the right to direct Management VIII in its management of Holdings GP, and is also a limited partner of Holdings. AIF VIII Management, LLC (“AIF VIII LLC”) is the general partner of Management VIII. Apollo Management, L.P. (“Apollo Management”) is the sole member-manager of AIF VIII LLC, and Apollo Management GP, LLC (“Management GP”) is the general partner of Apollo Management. Apollo Management Holdings, L.P. (“Management Holdings”) is the sole member and manager of Management GP. Apollo Management Holdings GP, LLC (“Management Holdings GP”) is the general partner of Management Holdings. Scott Kleinman, James Zelter and Marc Rowan are the managers, as well as executive officers, of Management Holdings GP. Due to the irrevocable proxy granted to VoteCo, none of Holdings, Holdings GP, Management VIII, AFI VIII, AIF VIII LLC, Apollo Management, Management GP, Management Holdings or Management Holdings GP are deemed to beneficially own the shares of our common stock held by Holdings. Messrs. Rowan, Kleinman, Zelter, Press and Sambur each disclaim beneficial ownership of the shares of our common stock that are beneficially owned by VoteCo, or directly held of record by Holdings. The address of VoteCo is 6775 S. Edmond St., Ste #300, Las Vegas, NV 89118. The address of each of Holdings, Holdings GP, Management VIII, AIF VIII LLC, Apollo Management, Management GP, Management Holdings and Management Holdings GP, and Messrs. Rowan, Kleinman, Zelter, Press and and Sambur, is 9 West 57th Street, 43rd Floor, New York, New York 10019.

(2)

David Sambur and Daniel Cohen are each affiliated with Apollo Management and its affiliated investment managers and advisors. Messrs. Cohen and Sambur each disclaim beneficial ownership of the shares of our common stock that are beneficially owned by VoteCo, or directly held of record by Holdings. The address of Mr. Cohen and Mr. Sambur is 9 West 57th Street, 43rd Floor, New York, New York 10019.

(3)

Number of shares beneficially owned includes 396,350 shares of common stock issuable upon the exercise of options within 60 days and 50,640 shares held by Mr. Lopez’s family members for which Mr. Lopez disclaims beneficial ownership, and this table should not be deemed an admission that he is the beneficial owner of his family members’ shares.

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

	As of December 31, 2021
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Non-Vested Restricted Shares Outstanding	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))*
	(a)(#)	(b)($)		(c)(#)
Equity compensation plans approved by security holders	1,244,073	9.14	1,934,712	1,171,841
Equity compensation plans not approved by shareholders	-	-	-	-
Total remaining shares to be issued.	1,244,073	9.14	1,934,712	1,171,841

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

PricewaterhouseCoopers LLP (“PwC”) served as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2021 and 2020. The following table presents fees for professional services rendered by PwC related to the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2021 and 2020 and fees billed for other services rendered by PwC during those years.

Category	2021	2020
Audit fees	$660,113	$1,085,503
Audit related	69,000	135,550
Tax fees	231,575	132,605
All other fees	57,901	8,900
Total	$1,018,589	$1,362,558

Audit Fees consisted of the aggregate fees paid or accrued for professional services rendered for the annual audit of the Company’s financial statements, the reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q, and statutory audits of foreign subsidiary financial statements. The Audit-Related fees listed above were billed in connection with the professional services performed in 2021 and 2020 including services related to SEC registration statement filings. Tax fees include the aggregate fees paid during the respective years for tax compliance and tax advisory services. All Other Fees listed above were billed for services provided in connection with acquisition due diligence and other services.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1). Financial Statements.

Included in Part II of this Amendment:

(a)(2). Financial Statement Schedules.

We have omitted certain other financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements. We have included Schedule I - Financial Information of the Registrant for the years ended December 31, 2021, 2020, and 2019 on page 84 and Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2021, 2020, and 2019 on page 87.

(a)(3). Exhibits.

Exhibit Number	Exhibit Description

3.1

Certificate of Amended and Restated Articles of Incorporation of PlayAGS, Inc., effective January 29, 2018 (incorporated by reference to Exhibit 3.1 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 5, 2019).

3.2	Amended and Restated Bylaws of PlayAGS,Inc., Adopted January 29, 2018 (incorporated by reference to Exhibit 3.2 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 5, 2019).

4.6	Description of Capital Stock.(incorporated by reference to Exhibit 4.6 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 4, 2020).

10.1	2014 Managerial Incentive Plan, (incorporated by reference to Exhibit 10.1 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 31, 2015).

10.2	AP Gaming Holdco, Inc. 2014 Long-Term Incentive Plan, (incorporated by reference to Exhibit 10.2 to PlayAGS, Inc.'s Current Report on Form 8-K filed on May 5, 2014)

10.3	Form of Option Agreement, (incorporated by reference to Exhibit 10.3 to PlayAGS, Inc.'s Current Report on Form 8-K filed on May 5, 2014).

10.4	Form of Subscription Agreement, (incorporated by reference to Exhibit 10.4 to PlayAGS, Inc.'s Current Report on Form 8-K filed on May 5, 2014).

10.5	PlayAGS, Inc. Omnibus Incentive Plan, (incorporated by reference to Exhibit 10.9 to PlayAGS, Inc.'s Amended Registration Statement on Form S-1/A filed on January 16, 2018).

10.6	PlayAGS, INC. Omnibus Incentive Plan, Director Stock Award Agreement, (incorporated by reference to Exhibit 10.3 to PlayAGS, Inc.'s Quarterly Report on Form 10-Q filed on November 8, 2018).

10.7	PlayAGS, INC. Omnibus Incentive Plan, Non-Qualified Option Award Agreement, (incorporated by reference to Exhibit 10.4 to PlayAGS, Inc.'s Quarterly Report on Form 10-Q filed on November 8, 2018).

10.8	PlayAGS, INC. Omnibus Incentive Plan, Restricted Stock Unit Award Agreement, (incorporated by reference to Exhibit 10.5 to PlayAGS, Inc.'s Quarterly Report on Form 10-Q filed on November 8, 2018).

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

10.12

Employment Agreement, dated October 21, 2018, by and between AGS, LLC and Victor Gallo. (incorporated by reference to Exhibit 10.12 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 4, 2021).

10.13	Employment Agreement, dated October 21, 2018, by and between Kimo Akiona and AGS, LLC (incorporated by reference to Exhibit 10.13 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 5, 2019).

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

10.16

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

10.18

Amended and Restated Securityholders Agreement, by and among Apollo Gaming Holdings, L.P., AP Gaming VoteCo, LLC, PlayAGS, Inc. (f/k/a AP Gaming Holdco, Inc.) and the other Holders party thereto, dated January 29, 2018 (incorporated by reference to Exhibit 10.25 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 5, 2019).

10.19

Stockholders Agreement, by and among PlayAGS, Inc., Apollo Gaming Holdings, L.P. and AP Gaming VoteCo, LLC, dated January 29, 2018, (incorporated by reference to Exhibit 10.26 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 5, 2019).

10.20	Irrevocable Proxy of AP Gaming VoteCo, LLC, dated January 29, 2018, (incorporated by reference to Exhibit 10.27 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 5, 2019).

10.21	First Amendment to PlayAGS, Inc. Omnibus Plan (incorporated by reference to Exhibit 10.3 to PlayAGS, Inc.’s Quarterly Report on Form 10-Q filed on August 5, 2020).

10.22

PlayAGS, Inc. Omnibus Incentive Plan, Performance-Based Restricted Stock Unit Award Agreement (form) (incorporated by reference to Exhibit 10.1 to PlayAGS, Inc.’s Current Report on Form 8-K filed on September 18, 2020)

10.23

Incremental Assumption and Amendment Agreement, dated as of February 15, 2022, by and among AP Gaming Holdings, LLC, AP Gaming I, LLC, each subsidiary loan party listed on the signature pages thereof, Jefferies Finance LLC and the lenders party thereto (incorporated by reference to Exhibit 10.1 to PlayAGS, Inc.’s Current Report on Form 8-K filed on February 15, 2022).

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

PLAYAGS, INC.

Date:	March 10, 2022	By:	/s/ KIMO AKIONA
		Name:	Kimo Akiona
		Title:	Chief Financial Officer, Chief Accounting Officer and Treasurer, (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID LOPEZ	Chief Executive Officer, President and Director	March 10, 2022
David Lopez	(Principal Executive Officer)

/s/ KIMO AKIONA	Chief Financial Officer, Chief Accounting Officer and Treasurer	March 10, 2022
Kimo Akiona	(Principal Financial and Accounting Officer)

/s/ DAVID SAMBUR	Director	March 10, 2022
David Sambur

/s/ DANIEL COHEN	Director	March 10, 2022
Daniel Cohen

/s/ YVETTE E. LANDAU	Director	March 10, 2022
Yvette E. Landau

/s/ ADAM CHIBIB	Director	March 10, 2022
Adam Chibib

/s/ GEOFF FREEMAN	Director	March 10, 2022
Geoff Freeman

/s/ ANNA MASSION	Director	March 10, 2022
Anna Massion

ITEM 1. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PlayAGS, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PlayAGS, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

March 10, 2022

We have served as the Company's auditor since 2016.

PLAYAGS, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$94,977	$81,689
Restricted cash	20	20
Accounts receivable, net of allowance of $1,993 and $2,077, respectively	49,426	41,743
Inventories	27,534	26,902
Prepaid expenses	4,878	4,210
Deposits and other	8,240	4,704
Total current assets	185,075	159,268
Property and equipment, net	74,916	81,040
Goodwill	285,546	286,042
Intangible assets	160,044	187,644
Deferred tax asset	7,333	6,762
Operating lease assets	12,503	9,763
Other assets	7,394	10,259
Total assets	$732,811	$740,778

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,439	$9,547
Accrued liabilities	39,165	26,325
Current maturities of long-term debt	6,877	7,031
Total current liabilities	55,481	42,903
Long-term debt	599,281	601,560
Deferred tax liability, non-current	2,653	2,254
Operating lease liabilities, long-term	11,871	9,497
Other long-term liabilities	21,954	30,781
Total liabilities	691,240	686,995
Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock at $0.01 par value; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value; 450,000,000 shares authorized at December 31, 2021 and 2020; 36,943,770 and 36,494,002 shares issued and outstanding at December 31, 2021 and 2020, respectively	369	364
Additional paid-in capital	392,161	379,917
Accumulated deficit	(344,889)	(321,412)
Accumulated other comprehensive loss	(6,070)	(5,086)
Total stockholders’ equity	41,571	53,783
Total liabilities and stockholders’ equity	$732,811	$740,778

The accompanying notes are an integral part of these consolidated financial statements.

PLAYAGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except per share data)

	Year ended December 31,
	2021	2020	2019
Revenues
Gaming operations	$205,627	$129,150	$210,534
Equipment sales	54,069	37,857	94,180
Total revenues	259,696	167,007	304,714
Operating expenses
Cost of gaming operations(1)	38,945	32,087	40,955
Cost of equipment sales(1)	24,262	16,789	45,513
Selling, general and administrative	63,749	46,463	61,785
Research and development	36,308	26,786	34,338
Write-downs and other charges	2,791	3,329	6,912
Depreciation and amortization	73,938	85,722	91,474
Total operating expenses	239,993	211,176	280,977
(Loss) Income from operations	19,703	(44,169)	23,737
Other expense (income)
Interest expense	44,352	41,935	36,248
Interest income	(1,064)	(1,179)	(163)
Loss on extinguishment and modification of debt	—	3,102	—
Other expense	1,185	3,226	4,622
Loss before income taxes	(24,770)	(91,253)	(16,970)
Income tax benefit	2,198	5,875	5,449
Net loss	(22,572)	(85,378)	(11,521)
Less: Net income attributable to non-controlling interests	—	—	(231)
Net loss attributable to PlayAGS, Inc.	(22,572)	(85,378)	(11,752)
Foreign currency translation adjustment	(984)	(2,678)	1,366
Total comprehensive loss	$(23,556)	$(88,056)	$(10,386)

Basic and diluted loss per common share:
Basic	$(0.62)	$(2.40)	$(0.33)
Diluted	$(0.62)	$(2.40)	$(0.33)
Weighted average common shares outstanding:
Basic	36,688	35,639	35,424
Diluted	36,688	35,639	35,424

(1) exclusive of depreciation and amortization

The accompanying notes are an integral part of these consolidated financial statements.

PLAYAGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Shares (#)	Common Stock ($)	Additional Paid-in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Non-Controlling Interests ($)	Total Stockholders’ Equity ($)
Balance at January 1, 2019	35,353,296	353	361,628	(222,403)	(3,774)	-	135,804
Net loss	-	-	-	(11,752)	-	231	(11,521)
Foreign currency translation adjustment	-	-	-	-	1,366	-	1,366
Business acquisitions	-	-	-	-	-	71	71
Cash distributions to noncontrolling interest owners	-	-	-	-	-	(302)	(302)
Stock-based compensation expense	-	-	9,001	-	-	-	9,001
Vesting of restricted stock	231,543	2	(2)	-	-	-	-
Stock option exercises	70,288	1	684	-	-	-	685
Repurchase of common stock	(120,569)	(1)	-	(1,319)	-	-	(1,320)
Balance at December 31, 2019	35,534,558	355	371,311	(235,474)	(2,408)	-	133,784
Net loss	-	-	-	(85,378)	-	-	(85,378)
Foreign currency translation adjustment	-	-	-	-	(2,678)	-	(2,678)
Stock-based compensation expense	-	-	8,457	-	-	-	8,457
Vesting of restricted stock	1,034,699	9	(9)	-	-	-	-
Stock option exercises	15,544	-	158	-	-	-	158
Repurchase of common stock	(90,799)	-	-	(560)	-	-	(560)
Balance at December 31, 2020	36,494,002	364	379,917	(321,412)	(5,086)	-	53,783
Net loss	-	-	-	(22,572)	-	-	(22,572)
Foreign currency translation adjustment	-	-	-	-	(984)	-	(984)
Stock-based compensation expense	-	-	12,250	-	-	-	12,250
Vesting of restricted stock	574,954	6	(6)	-	-	-	-
Repurchase of common stock	(125,186)	(1)	-	(905)	-	-	(906)
Balance at December 31, 2021	36,943,770	369	392,161	(344,889)	(6,070)	-	41,571

The accompanying notes are an integral part of these consolidated financial statements.

PLAYAGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(22,572)	$(85,378)	$(11,521)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	73,938	85,722	91,474
Accretion of contract rights under development agreements and placement fees	6,516	7,421	6,378
Amortization of deferred loan costs and discount	4,677	3,656	1,917
Stock-based compensation expense	14,643	8,457	9,001
Provision for bad debts	235	2,694	294
Loss on disposition of long-lived assets	590	2,399	1,068
Impairment of assets	2,257	134	5,343
Fair value adjustment of contingent consideration	(56)	796	501
Benefit from deferred income tax	(175)	(1,671)	(1,927)
Changes in assets and liabilities related to operations:
Accounts receivable	(8,133)	16,469	(15,033)
Inventories	1,577	10,099	490
Prepaid expenses	(1,332)	(1,264)	715
Deposits and other	(3,516)	517	(449)
Other assets, non-current	3,789	3,367	6,565
Accounts payable and accrued liabilities	5,894	(17,248)	(6,827)
Net cash provided by operating activities	78,332	36,170	87,989
Cash flows from investing activities
Issuance of customer notes receivable	-	(4,690)	(2,382)
Proceeds from payments on customer notes receivable	1,362	1,087	-
Business acquisitions, net of cash acquired	-	-	(54,935)
Purchase of intangible assets	-	(1,756)	(6,295)
Software development and other expenditures	(15,432)	(11,017)	(14,350)
Proceeds from disposition of assets	35	32	450
Purchases of property and equipment	(36,102)	(22,939)	(50,420)
Net cash used in investing activities	(50,137)	(39,283)	(127,932)
Cash flows from financing activities
Proceeds from incremental term loans	-	92,150	-
Borrowing on revolver	-	30,000	-
Repayment of first lien credit facilities	(5,387)	(5,387)	(5,387)
Repayment of incremental term loans	(950)	(475)	-
Repayment of revolver	-	(30,000)	-
Payments on finance leases and other obligations	(1,321)	(1,185)	(1,396)
Payment of deferred loan costs	(848)	(5,744)	-
Payment of financed placement fee obligations	(4,959)	(6,933)	(8,215)
Payment of previous acquisition obligation	(534)	(381)	(1,748)
Proceeds from stock option exercise	-	158	685
Repurchase of stock	(906)	(560)	(1,320)
Distributions to non-controlling interest owners	-	-	(302)
Net cash (used in) provided by financing activities	(14,905)	71,643	(17,683)
Effect of exchange rates on cash, cash equivalents and restricted cash	(2)	(3)	4
Net Increase (decrease) in cash, cash equivalents and restricted cash	13,288	68,527	(57,622)
Cash, cash equivalents and restricted cash, beginning of period	81,709	13,182	70,804
Cash, cash equivalents and restricted cash, end of period	$94,997	$81,709	$13,182
Supplemental cash flow information:
Cash paid during the period for interest	$39,268	$37,749	$33,567
Cash paid during the period for taxes	$544	$423	$1,548
Non-cash investing and financing activities:
Intangible assets obtained under placement fee arrangements	$-	$-	$40,338
Leased assets obtained in exchange for new finance lease liabilities	$317	$425	$1,326
Leased assets obtained in exchange for new operating lease liabilities	$4,686	$84	$13,048

The accompanying notes are an integral part of these consolidated financial statements.

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PlayAGS, Inc. (the "Company," "PlayAGS," "we," "us," or "our") is a leading designer and supplier of gaming products and services for the gaming industry. We operate in legalized gaming markets across the globe and provide state-of-the-art, value-add products in three distinct segments: Electronic Gaming Machines (“EGM”), which includes server-based systems and back-office systems that are used by Class II Native American and Mexico gaming jurisdictions and Class III Native American, commercial and charitable jurisdictions; Table Products (“Table Products”), which includes live felt table games, side-bets and progressives as well as our newly introduced card shuffler, “Pax S”; and Interactive Games (“Interactive”), which provides social casino games on desktop and mobile devices (our "Interactive Social" reporting unit) as well as a platform for content aggregation used by real-money gaming (“RMG”) and sports-betting partners (our "RMG Interactive" reporting unit). Each segment’s activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line.

Electronic Gaming Machines

Our EGM segment offers a library of proprietary video slot titles developed for the global marketplace, and EGM cabinets which include our premium lease-only cabinets of Orion Starwall, Orion Curve Premium and Big Red ("Colossal Diamonds") as well as cabinets available for sale or lease notably the Orion Portrait, Orion Slant, Orion Curve, Orion Upright, and ICON cabinets. In addition to providing complete EGM units, we offer conversion kits that allow existing game titles to be converted to other game titles offered within that operating platform.

Table Products

Our Table Products include both internally developed and acquired proprietary table products, side-bets, progressives, and table technology related to blackjack, poker, baccarat, craps and roulette. We have acquired a number of popular proprietary brands, including In Bet Gaming (“In Bet”), Buster Blackjack, Double Draw Poker and Criss Cross Poker that are based on traditional well-known public domain games such as blackjack and poker; however, these proprietary games provide intriguing betting options that offer more excitement and greater volatility to the player, ultimately enhancing our casino customers’ profitability. In addition, we offer a single deck card shuffler for poker tables, Dex S, as well as our new second shuffler, the Pax S single-deck shuffler.

Interactive

We operate a Business-to-Business ("B2B") game aggregation platform for online real-money gaming ("RMG") operators. Through our remote gaming server, we deliver a library of more than 1,000 games, many of which are AGS titles, developed by our internal game-development studios. We also partner with a host of third-party game developers to offer game content across mobile, desktop, and social channels – delivering an experience wherever and whenever players want to engage.

AGS also offers Business-to-Consumer (“B2C”) free-to-play social casino apps that players across the globe can enjoy anytime online or on their mobile device. Our B2C social casino games operate on a free-to-play model, whereby game players may collect virtual currency or other virtual consumable goods (collectively referred to as “virtual goods” or “virtual currency”) free of charge or the player may purchase additional virtual goods. Our social casino library includes over 600 game titles in a variety of different games, including video slots, spinning reels, video poker, blackjack, bingo, and tournaments. Our most popular app, Lucky Play Casino, offers mobile players all the thrills of Vegas casinos. Players can choose from dozens of AGS player-favorite slot games, as well as other casino classics like video poker, blackjack, and bingo. Our apps also feature in-app tournaments, rumbles, VIP bonuses, and unique interactive challenges.

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

The following table disaggregates our revenues by type within each of our segments (amounts in thousands):

	Year ended December 31,
	2021	2020	2019
EGM
Gaming operations	$184,050	$114,548	$196,101
Equipment sales	53,759	37,241	93,541
Total	$237,809	$151,789	$289,642

Table Products
Gaming operations	$11,569	$7,353	$9,555
Equipment sales	310	616	639
Total	$11,879	$7,969	$10,194

Interactive (gaming operations)
Social gaming revenue	$2,398	$3,513	$3,319
Real-money gaming revenue	7,610	3,736	1,559
Total	$10,008	$7,249	$4,878

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

Revenue allocated to undelivered performance obligations is recorded as a contract liability and the balance of our contract liability was not material as of December 31, 2021 and 2020.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of deposits held at major banks and other marketable securities with original maturities of 90 days or less.

Restricted Cash

Restricted cash amounts represent funds held in escrow as collateral for the Company’s surety bonds for various gaming authorities.

Receivables, Allowance for Doubtful Accounts

Accounts receivable are stated at face value less an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts related to accounts receivable and notes receivable, which are non-interest bearing, deemed to have a high risk of collectability. The Company reviews the accounts receivable and notes receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company analyzes historical collection trends and changes in the customers’ payment patterns, customer concentration, and credit worthiness when evaluating the adequacy of the allowance for doubtful accounts. The Company includes any receivable balances that are determined to be uncollectible in the overall allowance for doubtful accounts. Changes in the assumptions or estimates reflecting the collectability of certain accounts could materially affect the allowance for both accounts and notes receivable. During the year ended December 31, 2020, casino operations were significantly impacted by the casino closures as a result of the local governments' responses to the COVID-19 pandemic. We have contemplated this impact in the allowance for doubtful accounts as of December 31, 2021.

The following provides financial information concerning the change in our allowance for doubtful accounts (in thousands):

	Allowance for Accounts Receivable, Year ended December 31, 2021
	Beginning Balance	Charge-offs	Provision	Ending Balance
Allowance for doubtful accounts	$2,077	$(319)	$235	$1,993

	Allowance for Accounts Receivable, Year ended December 31, 2020
	Beginning Balance	Charge-offs	Provision	Ending Balance
Allowance for doubtful accounts	$723	$(1,340)	$2,694	$2,077

	Allowance for Accounts Receivable, Year ended December 31, 2019
	Beginning Balance	Charge-offs	Provision	Ending Balance
Allowance for doubtful accounts	$885	$(456)	$294	$723

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

The following table excludes receivables related to operating leases and presents all other receivables' gross amortized cost, allowance for credit losses and amortized cost, net of allowance for credit losses by portfolio segment as of   December 31, 2021 and 2020 (in thousands):

		December 31, 2021			December 31, 2020
	Classification	Gross Amortized Cost	Allowance for Credit Losses	Amortized Cost, Net of Allowance for Credit Losses	Gross Amortized Cost	Allowance for Credit Losses	Amortized Cost, Net of Allowance for Credit Losses

Trade receivables:	Accounts Receivable	$15,096	$-	$15,096	$10,409	$-	$10,409

Receivables with extended payment terms:
Originated in 2021	Accounts Receivable	$1,583	$-	$1,583	$-	$-	$-
Originated in 2020	Accounts Receivable	2,475	-	2,475	7,559	-	7,559
Originated in 2019	Accounts Receivable	-	-	-	1,319	-	1,319
Total receivables with extended payment term		$4,058	$-	$4,058	$8,878	$-	$8,878

Sales-type leases receivables:
Originated in 2019	Accounts Receivable	$21	$(1)	$20	$472	$(24)	$448
Originated in 2017	Accounts Receivable	-	-	-	16	(1)	15
Total Sales-type leases receivables		$21	$(1)	$20	$488	$(25)	$463

Development Agreements:
Originated in 2020	Deposits and Other	$3,292	$-	$3,292	$4,199	$-	$4,199
Originated in 2019	Deposits and Other	1,682	-	1,682	2,136	-	2,136
Total Development Agreements		$4,974	$-	$4,974	$6,335	$-	$6,335

Inventories

Inventories consist primarily of parts and supplies that are used to repair and maintain machinery and equipment as well as EGMs in production and finished goods held for sale. Inventories are stated at net realizable value. Cost of inventories is determined using the first-in, first-out (“FIFO”) method for all components of inventory. The Company regularly reviews inventory quantities and updates estimates for the net realizable value of inventories. This process includes examining the carrying values of parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose). Some of the factors involved in this analysis include the overall levels of the inventories, the current and projected sales levels for such products, the projected markets for such products and the costs required to sell the products, including refurbishment costs. Changes in the assumptions or estimates could materially affect the inventory carrying value. As of December 31, 2021 and December 31, 2020, the value of raw material inventory was $24.1 million and $21.8 million, respectively. As of December 31, 2021 and December 31, 2020, the value of finished goods inventory was $3.4 million and $5.1 million, respectively. There was no work in process material as of December 31, 2021 and December 31, 2020.

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The carrying values of the Company’s cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short term maturities of these instruments. The fair value of our long-term debt is based on the quoted market prices for similar instruments (Level 2 inputs). The following table presents the estimated fair value of our long-term debt as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term Debt	$615,743	$613,706	$622,509	$602,485

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents and accounts receivable, net. Cash equivalents are investment-grade, short-term debt instruments consisting of treasury bills which are maintained with high credit quality financial institutions under repurchase agreements. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of December 31, 2021 and 2020, the Company did not have cash equivalents.

Revenue from gaming operations is concentrated in the Class II gaming and casino industry, primarily located in Oklahoma, Washington and Texas. For the years ended December 31, 2021, 2020 and 2019, approximately 12%, 15%, and 9% of our total revenues were derived from one customer. For the years ended  December 31, 2021, 2020 and 2019 approximately 5%, 4% and 9% of our total revenues were derived in Mexico, respectively.

As of December 31, 2021, no single customer represented more than 10% of our total accounts receivables balance. As of December 31, 2020, one customer represented 12% of our total accounts receivable balance. As of December 31, 2021, we had $4.5 million of net accounts receivable in Mexico in which casino operations continue to be significantly impacted by casino closures and other restrictions as a result of the local government's responses to the COVID-19 pandemic. We have contemplated this impact in the allowance for doubtful accounts as of  December 31, 2021.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2021, 2020 and 2019 were $0.3 million, $0.3 million and $0.6 million, respectively.

Research and Development

Research and development costs related primarily to software product development costs and is expensed as incurred until technological feasibility has been established. Employee related costs associated with product development are included in research and development.

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Liquidity and Financing and COVID-19 Pandemic

As a result of the business disruption caused by the rapid nationwide spread of the coronavirus and the actions by state and tribal governments and businesses to contain the virus, the Company reduced expenses and capital purchases to adapt to the severity of the COVID-19 pandemic. From  April to  September of 2020, the Company implemented short-term furloughs with retained benefits, company-wide salary reductions, and reduced its workforce by over 10%. Our non-employee directors also agreed to reduce their fees by 50% for the first three quarters of 2020 and to take payment of the fees in stock in lieu of cash. Beginning in   May 2020, casinos began to reopen at limited capacity. As of December 31, 2021, all of the Company's customers have reopened; there are still some customers who have reopened at limited capacity and are operating under various restrictions.

As of December 31, 2021, we had $95.0 million in cash and cash equivalents. Under the First Lien Credit Agreement (defined below and in Note 5. "Long-Term Debt"), the Company is required to comply with certain financial covenants at the end of each calendar quarter, including to maintain a maximum net first lien leverage ratio of 6.0 to 1.0. On May 1, 2020, the Company entered into an Incremental Assumption and Amendment Agreement No. 4 ("Amendment No. 4") which amended its First Lien Credit Agreement to, among other things, (i) provide for a suspension of the testing of the financial covenant for the fiscal quarters ending June 30, 2020, September 30, 2020 and December 31, 2020 and (ii) during the period beginning on May 1, 2020, and ending on the date on which the Company delivers a compliance certificate with respect to the fiscal quarter ending December 31, 2021 (unless earlier terminated by the Company), make certain modifications to the negative covenants set forth in the First Lien Credit Agreement and, solely for purposes of determining compliance with the financial covenant during the first three quarters of 2021 once testing resumed, the calculation of EBITDA. As a result of Amendment No. 4, and based on the Company's projected operating results for the next twelve months after the financial statements are issued, the Company expects that it will be in compliance with its covenants under the First Lien Credit Agreement for at least the next twelve months after the financial statements are issued. Pursuant to the terms of Amendment No. 4, the Company incurred incremental term loans in an aggregate principal amount of $95.0 million, of which the Company received $83.3 million in net proceeds (after original issue discount and related fees, which is described in Note 5. "Long-Term Debt". The incremental term loans incurred pursuant to Amendment No. 4 bear interest at a rate equal to, at the Borrower's option, either LIBOR or the base rate, subject to an interest rate floor plus an applicable margin of 13.0% for LIBOR loans and 12.0% for base rate loans. Any voluntary prepayment of the incremental term loans incurred pursuant to Amendment No. 4 during the first two years after May 1, 2020 will be subject to a customary “make-whole” premium. On or after May 1, 2022 and prior to November 1, 2022, a voluntary prepayment of the incremental term loans incurred pursuant to Amendment No. 4 will be accompanied by a 1.00% payment premium. Other than described above, the incremental term loans have the same terms applicable to the outstanding term loans under the First Lien Credit Agreement. Based on the cash and cash equivalents on hand as of December 31, 2021, Management believes that the Company has sufficient liquidity to fund its operating requirements and meet its obligations as they become due for at least the next twelve months after the financial statements are issued.

Recently Issued Accounting Pronouncements

We have not adopted any new accounting pronouncements in the currrent year and there has not been any other recently issued accounting guidance that will have a significant effect on our financial statements.

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Gaming equipment	$196,748	$181,305
Other property and equipment	23,973	23,391
Less: Accumulated depreciation	(145,805)	(123,656)
Total property and equipment, net	$74,916	$81,040

Gaming equipment and other property and equipment are depreciated over the respective useful lives of the assets ranging from one to six years. Depreciation expense was $37.9 million, $39.5 million and $45.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 3. GOODWILL AND INTANGIBLES

Changes in the carrying amount of goodwill are as follows (in thousands):

	Carrying Amount
	EGM	Table Products	Interactive(1)	Total
Balance at December 31, 2019	$279,228	$7,821	$-	$287,049
Foreign currency adjustments	(1,007)	-	-	(1,007)
Balance at December 31, 2020	$278,221	$7,821	$-	$286,042
Foreign currency adjustments	(496)	-	-	(496)
Balance at December 31, 2021	$277,725	$7,821	$-	$285,546

(1) Accumulated goodwill impairment charges for the Interactive segment as of December 31, 2021 were $8.4 million.

The Company tests for possible impairment of indefinite lived intangible assets at least annually, on October 1. The Company performed a qualitative assessment as of October 1, 2021 on the EGM and Table Products reporting units and determined that it was not more likely than not that the fair value of the EGM and Table Products reporting units were less than their carrying amounts as of the assessment date of October 1, 2021. In this assessment, we relied on several qualitative factors such as industry and macroeconomic conditions, as well as current projected cash flows and the prior year quantitative analysis, that concluded the excess fair value was over carrying value for the EGM and Table Products reporting units were $113.4 million and $8.9 million, respectively. There is no balance of goodwill in the Company’s other reporting unit.

The Company performed a quantitative assessment as of October 1, 2020 on the EGM and Table Products reporting units, in which both reporting units passed the assessment with 17% and 32% cushion between the fair value and carrying value of the reporting unit, respectively. As of October 1, 2020, none of the Company's remaining reporting units had a recorded balance of goodwill. The discount rates utilized in the discounted cash flow projections were 12.0% and 15.5% for the EGM and Table Products reporting units, respectively. During the first quarter of 2020, our EGM and Table Products reporting units' operating results were significantly lower than expectations, driven by the rapid nationwide spread of the coronavirus and the actions taken by state and tribal governments and businesses, including the closure of casinos, in an attempt to contain the virus. Many of our customers temporarily closed their operations and the markets that we served were significantly and adversely impacted, which was considered to be a triggering event. These closures resulted in a reduction of gaming operations revenues particularly related to our leased EGMs and Table Products as we ceased to bill our customers from the date that they closed. The closures also impacted equipment sales revenue due to a decline in our customer demand to purchase our EGMs and other products during the closures.  Accordingly, we performed a quantitative assessment, or “Step 1” analysis, as of  March 31, 2020 to analyze whether this triggering event resulted in an impairment of associated goodwill in those two reporting units.  As of March 31, 2020, none of the Company's remaining reporting units had a recorded balance of goodwill. Based on our quantitative analysis, the fair value was 34% greater than the carrying value for the EGM reporting unit and 21% greater for the Table Products reporting unit. As of  October 1, 2019 (the date of the Company’s annual impairment assessment), the fair values of the EGM reporting unit and the Table Products reporting unit were 50% and 111% greater than their respective carrying values. We estimated the fair value of both reporting units using the discounted cash flow method. The most significant factor in the assessment was the projected cash flows adjusted for the estimated adverse impact of the COVID-19 pandemic on the Company’s operations. Our projected cash flows were dependent on our assumptions for when our casino customers would have reopened. The projected cash flows and those for future years were also impacted by our estimate of when the operations of our casino customers would return to pre-COVID-19 levels. Given the impacts of the COVID-19 pandemic across our business, the long-range cash flow projections that were used to assess the fair value of our businesses and assets for purposes of impairment testing were subject to greater uncertainty than normal. Other factors included in the discounted cash flow calculation were the discount rate of 10% for EGM and 14% for Table Products and the long-term growth rate of 3% for both reporting units. As of  October 1, 2019, the discount rates utilized in the discounted cash flow projections were 10% and 14% for the EGM and Table Products reporting units, respectively. During the second and third quarters of 2020, based on the performance of our re-opened customers and our related revenue share including our projections for future periods, we concluded that there are no triggering events that would more likely than not reduce the fair value of a reporting unit below their carrying value.

During the second quarter of 2019, our RMG interactive reporting unit fell short of its expected operating results, driven by the delays launching new operators and extended regulatory timelines in new jurisdictions, which was considered to be a triggering event. Accordingly, we reduced the projections of the future operating results for this reporting unit, originally established when we acquired AGS iGaming in 2018. As a result of this triggering event, we performed a quantitative impairment analysis of the associated goodwill and determined that the entire balance of $3.5 million was impaired. In performing the quantitative goodwill impairment test for our RMG interactive reporting unit, we estimated the fair value of the reporting unit using an income approach that analyzed projected discounted cash flows. We used projections of revenues and operating costs with estimated growth rates during the forecast period, capital expenditures and cash flows that considered historical and estimated future results and general economic and market conditions, as well as the estimated impact of planned business and operational strategies. The estimates and assumptions used in the discounted cash flow analysis included a terminal year long-term growth rate of 3% and an overall discount rate of 25% based on our weighted average cost of capital for the Company and premiums for the small size of the reporting unit and forecast risk.

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intangible assets consist of the following (in thousands):

		December 31, 2021			December 31, 2020
	Useful Life (years)	Gross Value	Accumulated Amortization	Net Carrying Value	Gross Value	Accumulated Amortization	Net Carrying Value
Indefinite-lived trade names	Indefinite	$12,126	-	$12,126	$12,126	-	$12,126
Trade and brand names	5 - 7	14,870	(14,495)	375	14,870	(14,269)	601
Customer relationships	5 - 12	218,247	(155,140)	63,107	218,848	(143,082)	75,766
Contract rights under development and placement fees	1 - 7	42,535	(17,639)	24,896	47,354	(15,588)	31,766
Gaming software and technology platforms	1 - 7	177,686	(126,182)	51,504	172,255	(114,774)	57,481
Intellectual property	10 - 12	19,345	(11,309)	8,036	19,345	(9,441)	9,904
Total intangible assets		$484,809	$(324,765)	$160,044	$484,798	$(297,154)	$187,644

Intangible assets are amortized over their respective estimated useful lives ranging from one to twelve years. Amortization expense related to intangible assets was $36.0 million, $46.2 million and $46.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We recorded impairments related to internally developed gaming titles of $0.8 million for the year ended December 31, 2021. There were no impairments recorded for the year ended December 31, 2020.

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

The Company enters into development agreements and placement fee agreements with certain customers to secure floor space under lease agreements for its gaming machines. Amounts paid in connection with the development agreements are repaid to the Company in accordance with the terms of the agreement, whereas placements fees are not reimbursed. For development agreements in the form of a loan, interest income is recognized on the repayment of the notes based on the stated rate or, if not stated explicitly in the development agreement, on an imputed interest rate. If the stated interest rate is deemed to be other than a market rate or zero, a discount is recorded on the note receivable as a result of the difference between the stated and market rate and a corresponding intangible asset is recorded. The intangible asset is recognized in the financial statements as a contract right under development agreement and amortized as a reduction in revenue over the term of the agreement. Placement fees can be in the form of cash paid upfront or free lease periods and are accreted over the life of the contract and the expense is recorded as a reduction of revenue. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $6.5 million, $7.4 million and $6.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

The estimated amortization expense of definite-lived intangible assets as well as the accretion of contract rights under development and placement fees, for each of the next five years and thereafter is as follows (in thousands):

For the years ended December 31,	Amortization Expense	Placement Fee Accretion
2022	$35,607	$6,345
2023	28,549	6,182
2024	23,931	5,941
2025	14,451	5,721
2026	10,781	699
Thereafter	9,703	8
Total	$123,022	$24,896

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Salary and payroll tax accrual	$16,994	$5,337
Taxes payable	4,016	3,992
Current portion of operating lease liability	2,137	1,867
License fee obligation	1,000	1,000
Placement fees payable	6,314	6,314
Accrued other	8,704	7,815
Total accrued liabilities	$39,165	$26,325

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 31,
	2021	2020
First Lien Credit Facilities:
Term loans, interest at LIBOR or base rate plus 3.5% (4.5% at December 31, 2021), net of unamortized discount and deferred loan costs of $4.0 million and $6.1 million at December 31, 2021 and 2020, respectively.	$517,247	$520,499
Incremental term loans, interest at LIBOR or base rate plus 13.0% (14.0% at December 31, 2021), net of unamortized discount and deferred loan costs of $5.6 million and $7.8 million at December 31, 2021 and 2020, respectively.	87,958	86,710
Finance Leases	953	1,382
Total debt	606,158	608,591
Less: Current portion	(6,877)	(7,031)
Long-term debt	$599,281	$601,560

First Lien Credit Facilities

On  June 6, 2017 (the “Closing Date”), AP Gaming I, LLC (the “Borrower”), a wholly owned indirect subsidiary of the Company, entered into a first lien credit agreement (“the First Lien Credit Agreement”), providing for $450.0 million in term loans and a $30.0 million revolving credit facility. The proceeds of the term loans were used primarily to repay the Company's then existing term loans, other indebtedness, to pay for the fees and expenses incurred in connection with the foregoing and otherwise for general corporate purposes. The full amount of the revolving credit facility was drawn on  March 19, 2020 as a precautionary measure in order to increase the Company’s cash position and facilitate financial flexibility in light of the uncertainty in the global markets resulting from the COVID-19 pandemic. The full amount of the revolving credit facility was repaid in  October 2020 and remains available for the Company to draw upon in the future. The term loans will mature on  February 15, 2024, and the revolving credit facility will mature on  November 6, 2023. The term loans require scheduled quarterly payments in amounts equal to 0.25% of the original aggregate principal amount of the term loans, with the balance due at maturity.  Borrowings under the term loans and revolving credit facility bear interest at a rate equal to, at the Borrower’s option, either LIBOR or the base rate, subject to an interest rate floor plus an applicable margin rate. In addition, on a quarterly basis, the Borrower is required to pay each lender under the revolving credit facility a commitment fee in respect of any unused commitments thereunder at a rate of 0.50% per annum.

The Borrower is a direct subsidiary of AP Gaming Holdings, LLC, which is a direct subsidiary of AP Gaming, Inc., which is a direct subsidiary of PlayAGS, Inc.  These entities between the Borrower and PlayAGS, Inc. are holding companies with no other operations, cash flows, material assets or liabilities other than the equity interests in the Borrower.

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

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

On May 1, 2020, the Borrower entered into an Incremental Assumption and Amendment Agreement No. 4 (“Amendment No. 4”) with certain of the Borrower’s subsidiaries, the lenders party thereto and the administrative agent, which amended the First Lien Credit Agreement to provide for covenant relief (as described in Note 1. "Description of the Business and Summary of Significant Accounting Policies") as well as an aggregate principal amount of $95.0 million in incremental term loans, of which the net proceeds received by the Company were $83.3 million in net proceeds after original issue discount and related fees. The incremental term loans incurred pursuant to Amendment No. 4 bear interest at a rate equal to, at the Borrower’s option, either LIBOR or the base rate, subject to an interest rate floor plus an applicable margin of 13% for LIBOR loans and 12% for base rate loans. Any voluntary prepayment of the incremental term loans incurred pursuant to Amendment No. 4 during the first two years after May 1, 2020 will be subject to a customary ”make-whole” premium. On or after May 1, 2022 and prior to November 1, 2022, a voluntary prepayment of the incremental term loans incurred pursuant to Amendment No. 4 will be accompanied by a 1.00% payment premium. Other than described above, the incremental term loans have the same terms applicable to the outstanding term loans under the First Lien Credit Agreement.

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

On  August 4, 2021, the Borrower entered into Amendment Agreement No. 5 (the “Credit Agreement Amendment”), with certain of the Borrower's subsidiaries, the lenders party thereto and the administrative agent, which amends and restates that certain First Lien Credit Agreement to extend the maturity date of its existing $30.0 million first lien revolving credit facility to  November 6, 2023. Other than as described above, the loans under the First Lien Credit Agreement continue to have the same terms.

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

On February 15, 2022, the Company announced that it successfully completed the refinancing of its total debt outstanding through the issuance of (i) a senior secured first lien term loan in an aggregate principal amount of $575.0 million due 2029 (the “New Term Loan Facility”), the proceeds of which, together with cash on hand, were used to repay all amounts outstanding under the Company’s existing term loan facilities and to pay related fees and expenses, and (ii) a $40.0 million senior secured first lien revolving facility due 2027 (the “New Revolving Credit Facility”), which was undrawn at close. The New Term Loan Facility will bear interest at the Secured Overnight Financing Rate (“SOFR”) plus 4.00%, subject to a 0.75% SOFR floor, while the New Revolving Credit Facility will bear interest at SOFR plus 4.00%, subject to a 0.00% SOFR floor.

As of December 31, 2021, we were in compliance with the required covenants of our debt instruments.

Finance Leases

The Company has entered into leases for vehicles and equipment that are accounted for as finance leases, as described in Note 14. "Leases".

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Scheduled Maturities of Long-Term Debt

Aggregate contractual future principal payments (excluding the effects of repayments for excess cash flow) of long-term debt for the years following December 31, 2021, are as follows (in thousands):

For the year ending December 31,
2022	$6,877
2023	6,593
2024	602,273
Thereafter	-
Total scheduled maturities	615,743
Unamortized debt discount and debt issuance costs	(9,585)
Total debt	$606,158

NOTE 6. STOCKHOLDERS’ EQUITY

Our amended and restated articles of incorporation provide that our authorized capital stock will consist of 450,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share. As of  December 31, 2021, we have 36,943,770 shares of common stock and zero shares of preferred stock outstanding.

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

Share Repurchase Program

During 2019, the board of directors approved a share repurchase program that will permit the Company to repurchase up to $50.0 million of the Company’s shares of common stock. The board approved extending this share buyback program to August 11, 2023. As of December 31, 2021, $47.2 million of the $50.0 million authorized by the board of directors is still available for repurchasing of Company's shares of common stock.

NOTE 7. WRITE-DOWNS AND OTHER CHARGES

The Consolidated Statements of Operations and Comprehensive Loss include various transactions, such as loss on disposal or impairment of long-lived assets and fair value adjustments to contingent consideration that have been classified as write-downs and other charges.

During the year ended December 31, 2021, the Company recognized $2.8 million in write-downs and charges, $1.4 million of which is primarily related to the full impairment of long-lived assets related to a discontinued product line (the Company used level 3 fair value inputs based on projected cash flows), $0.8 million of which is primarily related to the full impairment of internally developed gaming titles, as it was determined by management that the gaming titles would no longer be used (the Company used level 3 fair value inputs based on projected cash flows), and $0.6 million of which is primarily related to the disposal of long-lived assets.

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

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the year ended December 31, 2019, the Company recognized $6.9 million in write-downs and other charges. The activity was primarily driven by losses from the impairment to goodwill in the RMG Interactive reporting unit of $3.5 million and impairments of intangible assets in the RMG Interactive reporting unit of $1.3 million, which are described in Note 3. "Goodwill and Intangibles". We also recorded losses from the disposal of assets of $1.1 million, impairment of intangible assets related to game titles of $0.5 million (the Company used level 3 of observable inputs in conducting the impairment tests), and a fair value adjustment to contingent consideration of $0.5 million (the Company used level 3 fair value measurements based on projected cash flows).

NOTE 8. BASIC AND DILUTED LOSS PER SHARE

The Company computes net (loss) income per share in accordance with accounting guidance that requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the Consolidated Statements of Operations and Comprehensive Loss. Basic EPS is computed by dividing net (loss) income for the period by the weighted average number of shares outstanding during the period. Basic EPS includes common stock weighted for average number of shares issued during the period. Diluted EPS is computed by dividing net (loss) income for the period by the weighted average number of common shares outstanding during the period, increased by potentially dilutive common shares that were outstanding during the period. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. Potentially dilutive common shares include stock options and restricted stock (Note 10. "Stock-Based Compensation").

There were no potentially dilutive securities for the years ended December 31, 2021, 2020 and 2019 because the Company reported a net loss in each year.

Excluded from the calculation of diluted EPS for the years ended December 31, 2021, 2020 and 2019, were 1,850,286, 1,191,944 and 616,751 restricted shares, respectively. Excluded from the calculation of diluted EPS for the years ended December 31, 2021, 2020 and 2019 were 273,414, 32,591 and 629,866 stock options, respectively, as such securities were anti-dilutive.

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9. BENEFIT PLANS

The Company has established a 401(k) defined contribution plan (the “401(k) Plan”) for its employees. The 401(k) Plan allows employees to contribute a portion of their earnings, and the Company may match a percentage of the contributions on a discretionary basis. In  April of 2020, the Company temporarily suspended 401(k) matching contributions and resumed these contributions in January 2021. The expense associated with the 401(k) Plan for the years ended December 31, 2021, 2020 and 2019 was $1.5 million, $0.4 million and $1.4 million, respectively.

On April 28, 2014, the board of directors of the Company approved the 2014 Long-Term Incentive Plan (“LTIP”). Under the LTIP, the Company is authorized to grant nonqualified stock options, rights to purchase shares of common stock, restricted stock, restricted stock units and other awards to be settled in, or based upon, shares of common stock to persons who are directors and employees of and consultants to the Company or any of its subsidiaries on the date of the grant. The LTIP will terminate ten years after approval by the board. Subject to adjustments in connection with certain changes in capitalization, the maximum number of shares of common stock that may be delivered pursuant to awards under the LTIP is 2,253,735. As of December 31, 2021, 423,268 shares remain available for issuance; however, these will not be issued and awards granted by the Company in the future are expected to be from the Omnibus Incentive Plan only.

On January 16, 2018, our board adopted and our stockholders approved the 2018 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) pursuant to which equity-based and cash incentives may be granted to participating employees, directors and consultants. After the annual shareholders meeting held on July 1, 2020, the Omnibus Incentive Plan was amended to increase the number of shares of common stock authorized for issuance thereunder. The Omnibus Incentive Plan, as amended, provides for an aggregate of 4,607,389 shares of our common stock. As of December 31, 2021, 748,573 shares remain available for issuance.

NOTE 10. STOCK-BASED COMPENSATION

The Company has granted equity or equity-based awards to eligible participants under its incentive plans. The awards include options to purchase the Company’s common stock, restricted stock or restricted stock units and phantom stock units. These awards include a combination of service and market conditions, as further described below. For the year ended December 31, 2021, the Company recognized $0.3 million in stock-based compensation for stock options, $11.5 million was associated with restricted stock and restricted stock units, and $2.8 million with phantom stock units.

We recognize stock-based compensation on a straight-line basis over the vesting period for time based awards and we recognize the expense for awards with market conditions over the service period derived from the related valuation. As of  December 31, 2021, $0.1 million of unrecognized compensation expense was associated with stock options, $7.7 million was associated with restricted stock and restricted stock units, and $11.8 million with phantom stock units. The unrecognized compensation expense associated with stock options, restricted and phantom stock units is expected to be recognized over a 0.4, 1.1, and 1.8 year weighted average period, respectively.

Stock Options

The Company calculates the grant date fair value of stock options that vest over a service period using the Black Scholes model. For stock options and other stock awards that contain a market condition related to the return on investment that the Company’s stockholders achieve or obtaining a certain stock price, the awards are valued using a lattice-based valuation model. The assumptions used in these calculations are the expected dividend yield, expected volatility, risk-free interest rate and expected term (in years). Expected volatilities are based on implied volatilities from comparable companies. The risk-free rate is based on the U.S. Treasury yield curve for a term equivalent to the estimated time to liquidity. There were no options granted during the years ended  December 31, 2021 and 2020.

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

All other option awards are eligible to vest upon the satisfaction of certain performance conditions (collectively, “Performance Options”). These performance conditions included the achievement of investor returns or common stock trading prices. These performance conditions were achieved in  October of 2018 for all Performance Options that have been granted and there are currently 543,618 Performance Options exercisable and outstanding.

A summary of the changes in stock options outstanding during the year ended December 31, 2021, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2020	1,274,182	$9.17	4.5	$412
Granted	-	$-
Exercised	-	$-
Canceled or forfeited	(30,109)	$10.28
Options outstanding as of December 31, 2021	1,244,073	$9.14	3.5	$193
Exercisable as of December 31, 2021	1,223,919	$8.98	3.4	$193

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

A summary of the changes in restricted stock shares outstanding during the year ended December 31, 2021 is as follows:

	Shares Outstanding	Grant Date Fair Value (per share)
Outstanding as of December 31, 2020	1,109,518	$10.32
Granted	1,449,721	$7.45
Vested	(574,891)	$9.98
Canceled or forfeited	(49,472)	$11.29
Outstanding as of December 31, 2021	1,934,876	$8.25

Phantom Stock Units

Phantom stock units are typically eligible to vest in equal installments of 25% on each of the first four anniversaries of the date of the grant, subject to continued employment with the Company or its subsidiaries. In the event of a termination of employment without cause upon or within 12 months following a change in control or as a result of death or disability, any such unvested units shall become vested. The phantom stock units outstanding at  December 31, 2021 may be settled in cash or stock at the Company’s discretion. The phantom stock units that the Company intends to settle in cash are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period. The liability associated with such rewards is included in “Accrued Liabilities” within the Consolidated Balance Sheets. All other stock-based awards are classified as equity.

Certain phantom stock units are eligible to vest upon the satisfaction of certain performance conditions. Vesting occurs on the first day that the average price per share of our common stock for the prior 60 consecutive trading days exceeds certain stock prices, subject to continued employment with the Company or its subsidiaries.

A summary of the changes in phantom stock outstanding during the year ended December 31, 2021 is as follows:

	Shares Outstanding	Grant Date Fair Value (per share)
Phantom Stock Outstanding as of December 31, 2020	634,759	$3.86
Granted	1,887,486	$7.04
Vested	(173,961)	$3.86
Canceled or forfeited	(94,884)	$4.86
Phantom Stock Outstanding as of December 31, 2021	2,253,400	$6.47

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11. INCOME TAXES

The components of loss before provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Domestic	$(21,235)	$(80,939)	$1,129
Foreign	(3,535)	(10,314)	(18,099)
Loss before provision for income taxes	$(24,770)	$(91,253)	$(16,970)

The income tax (benefit) expense is as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Current:
Federal	-	$(1,495)	$(2,726)
State	139	262	286
Foreign	(1,966)	(3,012)	(1,084)
Total current income tax (benefit) expense	(1,827)	(4,245)	(3,524)

Deferred:
Federal	342	365	343
State	57	53	49
Foreign	(770)	(2,048)	(2,317)
Total deferred income (benefit) expense	(371)	(1,630)	(1,925)

Income tax (benefit) expense	$(2,198)	$(5,875)	$(5,449)

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The reconciliation of income tax at the federal statutory rate to the actual effective income tax rate (benefit) is as follows:

	Year ended December 31,
	2021	2020	2019
Federal statutory rate	(21.0)%	(21.0)%	(21.0)%
Foreign rate differential	(0.1)%	(0.9)%	(2.9)%
State income taxes, net of federal benefit	(3.5)%	(2.9)%	2.9%
Nondeductible transaction costs	—%	—%	0.7%
Tax indemnification charges	1.0%	1.0%	7.9%
Stock Compensation	1.4%	1.0%	1.0%
Other differences	0.1%	0.6%	4.1%
Withholding tax	1.2%	0.2%	3.3%
Rate changes	(6.4)%	—%	—%
Tax credits	(5.2)%	3.1%	(2.4)%
Uncertain tax positions	(5.8)%	(2.8)%	(26.0)%
Valuation allowance	29.4%	15.3%	0.3%
Effective tax rate	(8.9)%	(6.4)%	(32.1)%

The components of the net deferred tax assets (liability) consist of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Accrued expenses	$4,433	$1,214
Stock Compensation	4,657	2,610
Foreign tax credits	9,429	9,587
Net operating loss carryforwards	42,433	45,268
Research and development credits	6,848	5,625
Debt	21,239	17,555
Other	3,102	3,535
Total deferred tax assets	92,141	85,394
Valuation allowance	(62,233)	(55,006)
Deferred tax assets, net of valuation allowance	$29,908	$30,388

Deferred tax liabilities:
Prepaid expenses and other	$(519)	$(635)
Intangible assets, net	(15,481)	(15,434)
Property and equipment, net	(9,228)	(9,811)
Deferred tax liabilities	(25,228)	(25,880)
Net deferred tax assets (liabilities)	$4,680	$4,508

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2021 in certain tax jurisdictions. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of December 31, 2021, a valuation allowance of $62.2 million has been recorded on US and certain foreign deferred tax assets to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

As of December 31, 2021, the Company had $9.4 million of foreign tax credits which, if unused, will expire in years 2022 through 2031. In addition, the Company has $6.8 million of research and development credits which begin to expire in 2029. The foreign tax credits and research and development credits carryforwards are not expected to be realizable in future periods and have a related valuation allowance.

The Company has net operating loss (“NOL”) carryforwards for U.S. federal purposes of $167.2 million, in foreign jurisdictions of $15.0 million and various U.S. states of $101.8 million. The U.S. federal NOL carryforwards begin to expire in 2034, the U.S. state NOL carryforwards begin to expire in 2022, and the foreign NOLs can be carried forward indefinitely. We believe that it is more likely than not that the benefit from certain federal, state and foreign NOL carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance on the deferred tax assets related to these NOL carryforwards.

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

The Company had the following activity for unrecognized tax benefits in 2021 and 2020 (amounts in thousands):

	December 31, 2021	December 31, 2020
Balance-beginning of year	$7,405	$10,954
Increases based on tax positions of the current year	520	410
Decreases due to lapse of statute	(1,434)	(3,213)
Increases based on tax positions of the prior years	77	-
Decreases based on tax positions of the prior years	-	(665)
Currency translation adjustments	(49)	(81)
Balance-end of year	$6,519	$7,405

The Company applies a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes the impact of a tax position in the financial statements when the position is more likely than not of being sustained on audit based on the technical merits of the position.

The total amount of unrecognized tax benefits as of  December 31, 2021 was $6.5 million. Of this amount, $2.2 million if recognized, would be included in our Consolidated Statements of Operations and Comprehensive Loss and have an impact on our effective tax rate. The Company anticipates a reduction of its liability for unrecognized tax benefits of up to $1.3 million before December 31, 2022, primarily related to lapse of statute, all of which would impact our Consolidated Statements of Operations and Comprehensive Loss.

The Company accrues interest and penalties for unrecognized tax benefits in income tax expense. Related to the unrecognized tax benefits noted above, the Company reduced penalties and interest by $1.2 million during 2021. This reduction, primarily related to lapse of statute and tax authority settlements, was recognized as an income tax benefit in our Consolidated Statements of Operations and Comprehensive Loss. As of December 31, 2021, the Company has a liability of $2.3 million for penalties and interest related to unrecognized tax benefits.

The Company is subject to taxation and potential examination in the United States and various state and foreign jurisdictions. We are subject to examinations in the United States for the 2017 to 2021 tax years and, generally, we remain subject to examination for all periods in various state jurisdiction due to the Company’s NOLs. We are subject to examination in Mexico for the 2016 to 2021 tax years and remain subject to possible examination in various other jurisdictions that are not expected to result in material tax adjustments.

The Company entered into an indemnification agreement with the prior owners of Cadillac Jack whereby the prior owners have agreed to indemnify the Company for changes in tax positions by taxing authorities for periods prior to the acquisition. An indemnification receivable of $0.8 million was recorded as an other asset in the financial statements for the year ended December 31, 2020. This amount included the indemnification of the original pre-acquisition tax positions along with any related accrued interest and penalties and is also recorded as a liability for unrecognized tax benefits in other long-term liabilities. Statute of limitations expired on all indemnified tax positions in 2021 and the indemnification receivable was reduced to zero accordingly.

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

On June 25, and July 31, 2020 putative class action lawsuits were filed in the United States District Court for the District of Nevada (the "Court"), by two separate plaintiffs against PlayAGS, Inc. (the "Company") and certain of its officers, individually and on behalf of all persons who purchased or otherwise acquired Company securities between August 2, 2018 and August 7, 2019. The complaint alleges that the defendants made false and misleading statements concerning the Company’s forward-looking financial outlook and accounting for goodwill and intangible assets in its iGaming reporting unit, resulting in injury to the purported class members as a result of the decline in the value of the Company’s common stock following its release of its Second Quarter 2019 results on August 7, 2019. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.

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

In January 2021, we obtained the results of an audit conducted by the Alabama Department of Revenue ("ADOR"), in which the ADOR assessed $3.3 million including interest in unpaid state and local rental taxes. The audit period covered from May 2016 through August 2019. The ADOR claims that our participation revenue and licensing fees with an Indian Tribe entity in the state of Alabama constitute a lease rental payment and are deemed taxable in nature. They claim that because such gross rental receipts are generally imposed on the lessor, such receipts should be taxable even in situations involving Indian Tribe lessees. We believe that we were not required to collect and remit Alabama state lease/rental tax on our leases of EGMs in the state as those leases are on federally designated Indian reservation land and because federal Indian trading laws and Indian gaming laws, as well as the U.S. Constitution, preempt application of the rental tax to these transactions with the Indian Tribe. As of December 31, 2021, we have not accrued the amount noted above or any additional amounts of rental tax in Alabama as we do not believe this loss is probable of payment. We plan to dispute the audit findings in the state of Alabama and in accordance with applicable state and local tax procedures and ADOR rules.

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 13. OPERATING SEGMENTS

We report our business segment results by segment in accordance with the “management approach.” The management approach designates the internal reporting used by our chief operating decision maker (“CODM”), who is our Chief Executive Officer (the “CEO”), for making decisions and assessing performance of our reportable segments.

See Note 1. "Description of the Business and Summary of Significant Accounting Policies" for a detailed discussion of our three segments. Each segment’s activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of its product lines. We evaluate the performance of our operating segments based on revenues and segment Adjusted EBITDA, which is defined in the paragraph below.

Segment revenues include leasing, licensing, or selling of products within each reportable segment. Segment Adjusted EBITDA includes the revenues and operating expenses from each segment adjusted for:

•	Write-downs and other include items related to loss on disposal or impairment of long-lived assets and fair value adjustments to contingent consideration;
•	Depreciation, amortization;
•

Loss on extinguishment and modification of debt primarily relates to the refinancing of long-term debt, in which deferred loan costs and discounts related to old senior secured credit facilities were written-off;

•	Other adjustments,which are primarily composed of:
•

Costs and inventory and receivable valuation charges associated with the COVID-19 pandemic, professional fees incurred for projects, costs incurred related to public offerings, contract cancellation fees and other transaction costs deemed to be non-operating in nature;

•	Acquisition and integration-related costs related to the purchase of businesses and to integrate operations and obtain costs synergies;
•

Restructuring and severance costs, which primarily relate to costs incurred through the restructuring of the Company’s operations from time to time and other employee severance costs recognized in the periods presented;

•	Legal and litigation related costs, which consist of payments to law firms and settlements for matters that are outside the normal course of business;
•

Other non-cash charges are costs related to non-cash charges and losses on the disposition of assets, non-cash charges on capitalized installation and delivery, which primarily includes the costs to acquire contracts that are expensed over the estimated life of each contract and non-cash charges related to accretion of contract rights under development agreements; and

•	Non-cash stock-based compensation includes non-cash compensation expense related to grants of options, restricted stock, and other equity awards.

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

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following provides financial information concerning our reportable segments for the years ended December 31, 2021, 2020, and 2019 (amounts in thousands):

	2021	2020	2019
Revenues by segment
EGM	$237,809	$151,789	$289,642
Table Products	11,879	7,969	10,194
Interactive	10,008	7,249	4,878
Total Revenues	259,696	167,007	304,714
Adjusted EBITDA by segment
EGM	112,817	65,877	144,718
Table Products	6,438	3,360	3,699
Interactive	3,332	2,432	(2,355)
Subtotal	122,587	71,669	146,062

Write-downs and other:
Loss on disposal of long lived assets	590	2,399	1,068
Impairment of long lived assets	2,257	134	5,343
Fair value adjustments to contingent consideration and other items	(56)	796	501
Depreciation and amortization	73,938	85,722	91,474
Interest expense, net of interest income and other	44,473	43,982	40,707
Loss on extinguishment and modification of debt	-	3,102	-
Other adjustments	3,119	8,618	5,860
Other non-cash charges	8,393	9,712	9,078
Non-cash stock compensation	14,643	8,457	9,001
Loss before income taxes	$(24,770)	$(91,253)	$(16,970)

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

The following provides financial information concerning our operations by geographic area for the years ended December 31, 2021, 2020, and 2019 (amounts in thousands):

	Year ended December 31,
Revenue:	2021	2020	2019
United States	$237,396	$151,187	$258,691
Other	22,300	15,820	46,023
Total Revenue	$259,696	$167,007	$304,714

	Year ended December 31,
Long-lived assets:	2021	2020	2019
United States	$72,904	$76,879	$89,597
Other	9,406	13,623	19,132
Total long-lived assets	$82,310	$90,502	$108,729

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 14. LEASES

Operating Leases

We lease office space, warehouses and office equipment which we classify as operating leases. Operating leases with an initial term of 12 months or less and leases that include an option to terminate without material penalty are not recorded on the balance sheet. Most leases recorded on the balance sheet have an option to renew and do not have an option to terminate without a material penalty. We recognize lease expense for operating leases on a straight-line basis over the term of the lease. The exercise of the renewal options is at our sole discretion. For all our existing leases, we are not reasonably certain we will exercise the renewal option. The depreciable life of assets and leasehold improvements are limited by the expected lease term. Our operating lease agreements do not contain any residual value guarantees or restrictive covenants. As most of our operating leases contracts do not provide an implicit rate, we use the interest rate applicable under the Amended and Restated Credit Agreement based on the information available at commencement date in determining the present value of lease payments.

Finance Leases

We lease vehicles which we account for as finance leases using the effective interest method. Our finance lease agreements do not contain material restrictive covenants or material residual value guarantees. We use the rate implicit in the lease at the lease commencement date in determining the present value of lease payments for finance leases.

For the years ended December 31, 2021 and 2020, we did not have any lease agreements with variable lease costs and short-term lease costs, excluding expenses relating to leases with a lease term of one month or less that were immaterial.

The following table discloses the operating and finance assets and liability balances recorded under ASC 842 as of December 31, 2021 and as of December 31, 2020:

		As of December 31, 2021	As of December 31, 2020
Leases (in thousands)	Classification
Assets
Operating leases	Operating lease assets(a)	$12,503	$9,763
Finance leases	Property and equipment, net(b)	760	1,300
Total leased assets, net		$13,263	$11,063

Liabilities
Current:
Operating leases	Accrued liabilities	$2,137	$1,867
Finance leases	Current maturities of long-term debt	540	694
Non-current:
Operating leases	Operating lease liabilities, long-term	11,871	9,497
Finance leases	Long-term debt	413	688
Total lease liability		$14,961	$12,746

(a) Operating lease assets are recorded net of accumulated amortization of $4.4 million and $2.7 million as of December 31, 2021 and 2020, respectively

(b) Finance lease assets are recorded net of accumulated amortization of $1.8 million and $1.3 million as of December 31, 2021 and 2020, respectively.

The table below discloses the costs for operating and finance leases for the years ended December 31, 2021, 2020, and 2019:

		Year Ended December 31,
		2021	2020	2019
Operating lease costs (in thousands)	Classification
Operating lease cost - office building	Selling, general and administrative	$2,108	$1,519	$1,578
Operating lease cost - R&D	Research and development	-	377	312
Operating lease cost - warehouses	Cost of gaming operations (c)	546	553	500
Total Operating Lease cost:		$2,654	$2,449	$2,390

Finance lease cost
Depreciation of leased assets	Depreciation and amortization	$744	$784	$649
Interest on lease liabilities	Interest expense	29	41	42
Total Finance Lease cost:		773	825	691
Total Lease Cost		$3,427	$3,274	$3,081

(c) Subject to capitalization.

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below sets forth the maturity of the operating and financing leases liabilities for five years and thereafter under ASC 842:

	Operating Leases	Financing Leases	Total
Maturity of lease liabilities (in thousands)
2022	$2,844	$643	$3,487
2023	2,716	260	2,976
2024	2,704	65	2,769
2025	2,715	-	2,715
2026	2,789	-	2,789
Thereafter	2,675	-	2,675
Total lease payments	$16,443	$968	$17,411
Less: interest	2,435	15	2,450
Present value of lease liabilities	$14,008	$953	$14,961

The following table sets forth the weighted average of the lease terms and discount rates for operating and finance leases as of December 31, 2021 and 2020.

	As of December 31, 2021	As of December 31, 2020
Lease term and discount rate
Operating
Weighted average remaining lease term (years)	5.8	6.5
Weighted average discount rate	5.4%	5.9%
Finance Leases
Weighted average remaining lease term (years)	1.2	1.7
Weighted average discount rate	2.2%	2.5%

Other Information

The table below discloses cash paid for the amounts included in the measurement of lease liabilities for the years ended  December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities (in thousands)
Operating cash flows from operating leases	$2,747	$2,918	$2,613
Operating cash flows from finance leases	$29	$41	$42
Financing cash flows from finance leases	$604	$691	$630

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 15. SUBSEQUENT EVENTS

The following events and transactions occurred subsequent to  December 31, 2021:

In January 6, 2022, the Company acquired certain intangible assets related to the purchase of table game-related intellectual property and an installed base of table games under the Lucky Lucky trade name from Aces Up Gaming. The acquisition price of $4.8 million will be accounted for as an acquisition of a business and the assets acquired will be measured based on our estimates of their fair values at the acquisition date.

On February 15, 2022, we entered into a refinancing agreement for the First Lien Credit Agreement. For a detailed discussion regarding long-term debt, see Note 5. "Long-Term Debt".

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ITEM 15(a)(2). FINANCIAL STATEMENT SCHEDULES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

PLAYAGS, INC.

(PARENT COMPANY ONLY)

 CONDENSED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$2,931	$474
Intercompany Receivables	7	8
Prepaid expenses	32	27
Total current assets	2,970	509
Investment in subsidiaries	42,454	54,681
Other long-term assets	8	8
Total assets	$45,432	$55,198

Liabilities and Stockholders’ Equity
Current liabilities
Intercompany payables	$3,861	$1,415
Total current liabilities	3,861	1,415
Total liabilities	3,861	1,415
Stockholders’ equity:
Common stock	369	364
Additional paid-in capital	392,161	379,917
Retained earnings	(344,889)	(321,412)
Accumulated other comprehensive loss	(6,070)	(5,086)
Total stockholders’ equity	41,571	53,783
Total liabilities and stockholders’ equity	$45,432	$55,198

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

PLAYAGS, INC.

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Year ended December 31,
	2021	2020	2019
Revenue
Intercompany revenue	$-	$-	$8
Total Revenue	-	-	8
Operating expenses
Selling, general and administrative	(15)	24	25
Total operating expenses	(15)	24	25
Loss from operations	15	(24)	(17)
Other expense (income)
Equity in net loss of subsidiaries	(22,587)	(85,349)	(11,807)
Other (Expense) Income	-	(5)	72
Loss before income taxes	(22,572)	(85,378)	(11,752)
Income tax (expense) benefit	-	-	-
Net loss attributable to PlayAGS, Inc.	(22,572)	(85,378)	(11,752)
Foreign currency translation adjustment	(984)	(2,678)	1,366
Total comprehensive loss	$(23,556)	$(88,056)	$(10,386)

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

PLAYAGS, INC.

(PARENT COMPANY ONLY)

 CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(22,572)	$(85,378)	$(11,752)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity income from subsidiaries	22,587	85,349	11,807
Changes in assets and liabilities that relate to operations:
Prepaid expenses	(5)	(1)	23
Intercompany payable/receivable	2,447	64	570
Net cash provided by (used in) operating activities	2,457	34	648
Cash flows from investing activities
Investment in subsidiaries	-	-	(13,280)
Distributions received from subsidiaries	906	560	-
Net cash provided by (used in) investing activities	906	560	(13,280)
Cash flows from financing activities
Repurchase of shares	(906)	(560)	(1,320)
Proceeds from stock option exercise	-	158	685
Net cash (used in) provided by financing activities	(906)	(402)	(635)
Increase (decrease) in cash and cash equivalents	2,457	192	(13,267)
Cash and cash equivalents, beginning of period	474	282	13,549
Cash and cash equivalents, end of period	$2,931	$474	$282

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

NOTE 3 - CASH FLOW STATEMENT SUPPLEMENTAL DISCLOSURES

The Parent Company charged $14.6 million and $8.5 million of stock-based compensation to additional paid-in capital during the years ended December 31, 2021 and 2020, respectively, the expense for which was contributed to the Parent Company’s subsidiaries that employ the employee recipients of the share-based awards.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Tax-related valuation allowance	Balance at the Beginning of Period	Charged to Tax Expense/(Benefit)	Purchase Accounting Adjustments	Impact of Foreign Currency Exchange Rate	Balance at the End of Period
Year ended December 31, 2021	$55,006	$7,270	$-	$(43)	$62,233
Year ended December 31, 2020	$41,004	$13,924	$-	$78	$55,006
Year ended December 31, 2019	$40,857	$50	$65	$32	$41,004