Form 10-Q
period 2022-03-31
PlayAGS, Inc.
filed 2022-05-05
CIK 1593548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarter ended March 31, 2022

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

As of May 3, 2022, there were 37,106,722 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLAYAGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$32,932	$94,977
Restricted cash	20	20
Accounts receivable, net of allowance of $2,141 and $1,993, respectively	54,747	49,426
Inventories	31,362	27,534
Prepaid expenses	7,683	4,878
Deposits and other	8,823	8,240
Total current assets	135,567	185,075
Property and equipment, net	72,679	74,916
Goodwill	287,270	285,546
Intangible assets	156,629	160,044
Deferred tax asset	7,571	7,333
Operating lease assets	12,932	12,503
Other assets	6,705	7,394
Total assets	$679,353	$732,811

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,154	$9,439
Accrued liabilities	37,967	39,165
Current maturities of long-term debt	6,200	6,877
Total current liabilities	57,321	55,481
Long-term debt	552,668	599,281
Deferred tax liability, non-current	2,891	2,653
Operating lease liabilities, long-term	12,220	11,871
Other long-term liabilities	20,604	21,954
Total liabilities	645,704	691,240
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock at $0.01 par value; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value; 450,000,000 shares authorized at March 31, 2022 and at December 31, 2021; and 37,102,382 and 36,943,770 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	371	369
Additional paid-in capital	395,837	392,161
Accumulated deficit	(357,493)	(344,889)
Accumulated other comprehensive loss	(5,066)	(6,070)
Total stockholders’ equity	33,649	41,571
Total liabilities and stockholders’ equity	$679,353	$732,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except per share data)

 (unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues
Gaming operations	$53,164	$44,416
Equipment sales	19,693	10,943
Total revenues	72,857	55,359
Operating expenses
Cost of gaming operations(1)	10,269	8,676
Cost of equipment sales(1)	9,787	3,468
Selling, general and administrative	17,951	12,608
Research and development	10,210	8,060
Write-downs and other charges	93	724
Depreciation and amortization	18,869	18,408
Total operating expenses	67,179	51,944
Income from operations	5,678	3,415
Other expense (income)
Interest expense	9,473	10,981
Interest income	(209)	(288)
Loss on extinguishment and modification of debt	8,549	-
Other expense (income)	(8)	147
Loss before income taxes	(12,127)	(7,425)
Income tax expense	(467)	(345)
Net loss	(12,594)	(7,770)
Foreign currency translation adjustment	1,004	(862)
Total comprehensive loss	$(11,590)	$(8,632)

Basic and diluted loss per common share:
Basic	(0.34)	(0.21)
Diluted	(0.34)	(0.21)
Weighted average common shares outstanding:
Basic	36,990	36,466
Diluted	36,990	36,466

(1) exclusive of depreciation and amortization

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

 (unaudited)

	Three Months Ended March 31,
	2022	2021
Common stock
Balance, beginning of period	$369	$364
Vesting of restricted stock	2	2
Balance of common stock, end of period	371	366
Additional paid-in capital
Balance, beginning of period	392,161	379,917
Stock-based compensation expense	3,678	1,632
Vesting of restricted stock	(2)	(2)
Balance of additional paid-in capital, end of period	395,837	381,547
Accumulated deficit
Balance, beginning of period	(344,889)	(321,412)
Net loss	(12,594)	(7,770)
Repurchase of common stock	(10)	(778)
Balance of accumulated deficit, end of period	(357,493)	(329,960)
Accumulated other comprehensive loss
Balance, beginning of period	(6,070)	(5,086)
Foreign currency translation adjustment	1,004	(862)
Balance of accumulated other comprehensive loss, end of period	(5,066)	(5,948)
Total stockholders' equity	$33,649	$46,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(12,594)	$(7,770)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,869	18,408
Accretion of contract rights under development agreements and placement fees	1,631	1,706
Amortization of deferred loan costs and discount	920	1,104
Write-off of deferred loan costs and discount	1,586	-
Cash paid for debt prepayment penalties to prior debt holders	848	-
Stock-based compensation expense	5,825	1,632
Provision for bad debts	105	118
Loss on disposition of long-lived assets	93	71
Impairment of assets	-	653
Provision for deferred income tax (benefit)	199	59
Changes in assets and liabilities that relate to operations:
Accounts receivable	(5,264)	(3,887)
Inventories	(3,273)	921
Prepaid expenses	(2,797)	(4,408)
Deposits and other	(491)	(408)
Other assets, non-current	1,930	1,339
Accounts payable and accrued liabilities	(517)	155
Net cash provided by operating activities	7,070	9,693
Cash flows from investing activities
Business acquisitions, net of cash acquired	(4,750)	-
Proceeds from payments on customer notes receivable	137	-
Software development and other expenditures	(3,853)	(3,766)
Proceeds from disposition of assets	5	11
Purchases of property and equipment	(7,688)	(6,109)
Net cash used in investing activities	(16,149)	(9,864)
Cash flows from financing activities
Repayment of first lien credit facilities	(521,215)	(1,347)
Repayment of incremental term loans	(93,575)	(238)
Payment of financed placement fee obligations	(1,287)	(1,217)
Proceeds from term loans	569,250	-
Payment of deferred loan costs	(4,838)	-
Payment of debt prepayment penalties to prior debt holders	(848)	-
Payments of previous acquisition obligation	(154)	(113)
Payments on finance leases and other obligations	(291)	(525)
Repurchase of stock	(10)	(778)
Net cash used in financing activities	(52,968)	(4,218)
Effect of exchange rates on cash and cash equivalents	2	(1)
Net increase in cash, cash equivalents and restricted cash	(62,045)	(4,390)
Cash, cash equivalents and restricted cash, beginning of period	94,997	81,709
Cash, cash equivalents and restricted cash, end of period	$32,952	$77,319

Supplemental cash flow information:
Non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$956	$-
Leased assets obtained in exchange for new finance lease liabilities	$35	$288

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

Interactive

We operate a Business-to-Business ("B2B") game aggregation platform for online real-money gaming ("RMG") operators. Through our remote gaming server, we deliver a library of more than 1,000 games, many of which are AGS titles, developed by our internal game-development studios. We also partner with a host of third-party game developers to offer game content across mobile, desktop, and social channels – wherever and whenever players want to engage.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain disclosures required by generally accepted accounting principles (“GAAP”) are omitted or condensed in these condensed consolidated financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) that are necessary for a fair statement of the Company's financial position, results of operations and cash flows for the interim periods have been made. The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

The following table disaggregates our revenues by type within each of our segments (amounts in thousands):

	Three Months Ended March 31,
	2022	2021

EGM
Gaming operations	$47,296	$39,604
Equipment sales	19,610	10,914
Total	$66,906	$50,518

Table Products
Gaming operations	$3,397	$2,727
Equipment sales	83	29
Total	$3,480	$2,756

Interactive (gaming operations)
Social gaming revenue	$515	$709
Real-money gaming revenue	1,956	1,376
Total	$2,471	$2,085

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

Revenue allocated to any undelivered performance obligations is recorded as a contract liability. The balance of our contract liabilities was not material as of  March 31, 2022 and December 31, 2021.

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

For the period ended  March 31, 2022, there was no material activity in allowance for credit losses.

Inventories

Inventories consist primarily of parts and supplies that are used to repair and maintain machinery and equipment as well as EGMs in production and finished goods held for sale. Inventories are stated at net realizable value. Cost of inventories is determined using the first-in, first-out (“FIFO”) method for all components of inventory. The Company regularly reviews inventory quantities and updates estimates for the net realizable value of inventories. This process includes examining the carrying values of parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose). Some of the factors involved in this analysis include the overall levels of the inventories, the current and projected sales levels for such products, the projected markets for such products and the costs required to sell the products, including refurbishment costs. Changes in the assumptions or estimates could materially affect the inventory carrying value. As of  March 31, 2022 and December 31, 2021, the value of raw material inventory was $26.5 million and $24.1 million, respectively. As of  March 31, 2022 and December 31, 2021, the value of finished goods inventory was $4.9 million and $3.4 million, respectively. There was no work in process material as of  March 31, 2022 and December 31, 2021.

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

The carrying values of the Company’s cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short term maturities of these instruments. The fair value of our long-term debt is based on the quoted market prices for similar issues (Level 2 inputs). The following table presents the estimated fair value of our long-term debt as of  March 31, 2022 and  December 31, 2021 (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term Debt	$575,727	$564,227	$615,743	$613,706

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

Recently Issued Accounting Pronouncements

We have not adopted any new accounting pronouncements in the current year and there has not been any other recently issued accounting guidance that will have a significant effect on our financial statements.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Gaming equipment	$202,225	$196,748
Other property and equipment	23,943	23,973
Less: Accumulated depreciation	(153,489)	(145,805)
Property and equipment, net	$72,679	$74,916

Gaming equipment and other property and equipment are depreciated over the respective useful lives of the assets ranging from one to six years. Depreciation expense was $9.7 million and $9.4 million for the three months ended March 31, 2022 and 2021, respectively.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 3. GOODWILL AND INTANGIBLES

Changes in the carrying amount of goodwill are as follows (in thousands):

	Gross Carrying Amount
	EGM	Table Products	Interactive(1)	Total
December 31, 2021	$277,725	$7,821	$-	$285,546
Foreign currency adjustments	494	-	-	494
Acquisition	-	1,230	-	1,230
Balance at March 31, 2022	$278,219	$9,051	$-	$287,270

(1) Accumulated goodwill impairment charges for the Interactive segment as of  March 31, 2022 were $8.4 million.

Intangible assets consist of the following (in thousands):

		March 31, 2022			December 31, 2021
	Useful Life	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	(years)	Value	Amortization	Value	Value	Amortization	Value
Indefinite lived trade names	Indefinite	$12,126	$-	$12,126	$12,126	$-	$12,126
Trade and brand names	5 - 7	14,990	(14,555)	435	14,870	(14,495)	375
Customer relationships	5 - 12	219,147	(158,277)	60,870	218,247	(155,140)	63,107
Contract rights under development and placement fees	1 - 7	42,395	(19,098)	23,297	42,535	(17,639)	24,896
Gaming software and technology platforms	1 - 7	181,503	(131,608)	49,895	177,686	(126,182)	51,504
Intellectual property	10 - 12	21,845	(11,839)	10,006	19,345	(11,309)	8,036
Total intangible assets		$492,006	$(335,377)	$156,629	$484,809	$(324,765)	$160,044

Intangible assets are amortized over their respective estimated useful lives ranging from one to twelve years. Amortization expense related to intangible assets was $9.1 million and $9.0 million for the three months ended March 31, 2022 and 2021, respectively.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We recorded no impairments for the three months ended March 31, 2022. We recorded impairments related to internally developed gaming titles of $0.7 million for the three months ended  March 31, 2021, as it was determined by management that the gaming titles would no longer be used.

The Company enters into development agreements and placement fee agreements with certain customers to secure floor space under lease agreements for its gaming machines. Amounts paid in connection with the development agreements are repaid to the Company in accordance with the terms of the agreement, whereas placements fees are not reimbursed. For development agreements in the form of a loan, interest income is recognized on the repayment of the notes based on the stated rate or, if not stated explicitly in the development agreement, on an imputed interest rate. If the stated interest rate is deemed to be other than a market rate or zero, a discount is recorded on the note receivable as a result of the difference between the stated and market rate and a corresponding intangible asset is recorded. The intangible asset is recognized in the financial statements as a contract right under development agreement and amortized as a reduction in revenue over the term of the agreement. Placement fees can be in the form of cash paid upfront or free lease periods and are accreted over the life of the contract and the expense is recorded as a reduction of revenue. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $1.6 million and $1.7 million for the three months ended March 31, 2022 and 2021, respectively.

NOTE 4. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Salary and payroll tax accrual	$13,830	$16,994
Taxes payable	4,535	4,016
Current portion of operating lease liability	2,264	2,137
License fee obligation	1,000	1,000
Placement fees payable	6,314	6,314
Accrued other	10,024	8,704
Total accrued liabilities	$37,967	$39,165

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 5. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31, 2022	December 31, 2021
First Lien Credit Facilities:
Term loans, interest at SOFR, subject to a 0.75% floor plus 4.0% (4.75% at March 31, 2022), net of unamortized discount and deferred loan costs of $16.9 million at March 31, 2022.	$558,141	$-
Term loans, interest at LIBOR or base rate plus 3.5% (4.5% at December 31, 2021), net of unamortized discount and deferred loan costs of $4.0 million at December 31, 2021.	-	517,247
Incremental term loans, interest at LIBOR or base rate plus 13.0% (14.0% at December 31, 2021), net of unamortized discount and deferred loan costs of $5.6 million at December 31, 2021.	-	87,958
Finance leases	727	953
Total debt	558,868	606,158
Less: Current portion	(6,200)	(6,877)
Long-term debt	$552,668	$599,281

First Lien Credit Facilities

On February 15, 2022, AP Gaming I, LLC (the “Borrower”), a Delaware limited liability company and wholly owned indirect subsidiary of PlayAGS, Inc. (the “Company”) and AP Gaming Holdings, LLC, a Delaware limited liability company and wholly owned indirect subsidiary of the Company (“Holdings”) entered into the Amended Credit Agreement with certain of the Borrower’s subsidiaries, the lenders party thereto and Jefferies Finance LLC, as administrative agent (the "Amended Credit Agreement"). The Amended Credit Agreement amends and restates the existing credit agreement, among the Borrower, Holdings, the lenders party thereto from time to time, the Administrative Agent and the other parties named therein.

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

Borrowings under the Amended Credit Agreement bear interest at a per annum rate equal to, at the Borrower’s election, either (a) an adjusted term Secured Overnight Financing Rate ("SOFR") for the interest period in effect, subject to a floor of (i) in the case of term loan borrowings, 0.75% and (ii) in the case of revolver borrowings, 0.00% or (b) a base rate determined by the highest of (i) the prime rate in effect, (ii) the federal funds effective rate plus 0.50% and (iii) an adjusted term SOFR with an interest period of one month plus 1.00%, in each case plus an applicable margin of 4.00% for adjusted term SOFR loans and 3.00% for base rate loans.

The New Term Loan Facility will mature on February 15, 2029 and, commencing with the quarter ending June 30, 2022, will amortize in quarterly installments equal to 0.25% of the original aggregate principal amount of the term loans, with the balance due at maturity. The commitments under the New Revolving Credit Facility will terminate on February 15, 2027.

The Borrower may voluntarily repay outstanding loans under the Amended Credit Agreement at any time, without prepayment premium or penalty, except in connection with a repricing event in respect of the New Term Loan Facility, subject to customary breakage costs with respect to adjusted term SOFR loans. Any refinancing through the issuance of certain debt or any repricing amendment, in either case, that constitutes a repricing event applicable to the New Term Loan Facility resulting in a lower yield occurring at any time on or prior to August 15, 2022 will be accompanied by a 1.00% prepayment premium or fee, as applicable.

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

An additional $17.6 million in loan costs including original issue discount, lender fees, third-party costs, and make-whole premium were incurred related to the Amended Credit Agreement. Given the composition of the lender group, the transaction was accounted for as a debt modification for existing lenders. As a result of the amendment, approximately $8.5 million in costs were expensed and included in the loss on extinguishment and modification of debt, and the remaining costs were capitalized and will be amortized over the term of the agreement.

As of March 31, 2022, there were no required financial covenants for our debt instruments.

Finance Leases

The Company has entered into leases for vehicles and equipment that are accounted for as finance leases.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 6. STOCKHOLDERS’ EQUITY

Our amended and restated articles of incorporation provide that our authorized capital stock will consist of 450,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share. As of March 31, 2022, we have 37,102,382 shares of common stock and zero shares of preferred stock outstanding.

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

Share repurchase program

During 2019, the board of directors approved a share repurchase program that will permit the Company to repurchase up to $50.0 million of the Company’s shares of common stock. The board approved extending this share buyback program to August 11, 2023. As of  March 31, 2022, $47.2 million of the $50.0 million authorized by the board of directors is still available for repurchasing of the Company's shares of common stock.

NOTE 7. WRITE-DOWNS AND OTHER CHARGES

The Condensed Consolidated Statements of Operations and Comprehensive Loss include various transactions, such as loss on disposal or impairment of long-lived assets and fair value adjustments to contingent consideration that have been classified as write-downs and other charges. During the three months ended March 31, 2022, the Company recognized $0.1 million in write-downs and other charges primarily related to the disposal of long-lived assets. During the three months ended March 31, 2021, the Company recognized $0.7 million in write-downs and other charges primarily related to the impairment of intangible assets (the Company used level 3 fair value inputs based on projected cash flows).

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 8. BASIC AND DILUTED LOSS PER SHARE

The Company computes net loss per share in accordance with accounting guidance that requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the Condensed Consolidated Statement of Operations and Comprehensive Loss. Basic EPS is computed by dividing net loss for the period by the weighted average number of shares outstanding during the period. Basic EPS includes common stock weighted for average number of shares issued during the period. Diluted EPS is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period, increased by potentially dilutive common shares that were outstanding during the period. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. Potentially dilutive common shares include stock options and restricted stock (see Note 10. "Stock-Based Compensation").

There were no potentially dilutive securities included in the calculation of EPS for the three months ended March 31, 2022 and 2021 because the Company reported a net loss in each period.

Excluded from the calculation of diluted EPS for the three months ended  March 31, 2022 were 2,325,198 restricted shares and 248,639 stock options, as such securities were anti-dilutive.

Excluded from the calculation of diluted EPS for the three months ended  March 31, 2021 were 1,706,997 restricted shares and 51,717 stock options, as such securities were anti-dilutive.

NOTE 9. BENEFIT PLANS

The Company has established a 401(k) plan (the “401(k) Plan”) for its employees. The 401(k) Plan allows employees to contribute a portion of their earnings, and the Company may match a percentage of the contributions on a discretionary basis. The expense associated with the 401(k) Plan for the three months ended  March 31, 2022 was $0.6 million. The expense associated with the 401(k) Plan for the three months ended  March 31, 2021 was $0.4 million.

On  April 28, 2014, the board of directors of the Company approved the 2014 Long-Term Incentive Plan (“LTIP”). Under the LTIP, the Company is authorized to grant nonqualified stock options, rights to purchase shares of common stock, restricted stock, restricted stock units and other awards to be settled in, or based upon, shares of common stock to persons who are directors and employees of and consultants to the Company or any of its subsidiaries on the date of the grant. The LTIP will terminate ten years after approval by the board. Subject to adjustments in connection with certain changes in capitalization, the maximum number of shares of common stock that  may be delivered pursuant to awards under the LTIP is 2,253,735. As of March 31, 2022, 423,268 shares remain available for issuance; however, these will not be issued and awards granted by the Company in the future are expected to be from the Omnibus Incentive Plan only.

On January 16, 2018, our board adopted and our stockholders approved the 2018 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) pursuant to which equity-based and cash incentives may be granted to participating employees, directors and consultants. After the annual shareholders meeting held on  July 1, 2020, the Omnibus Incentive Plan was amended to increase the number of shares of common stock authorized for issuance thereunder. The Omnibus Incentive Plan, as amended, provides for an aggregate of 4,607,389 shares of our common stock. As of March 31, 2022, 685,707 shares remain available for issuance.

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

We recognize stock-based compensation on a straight-line basis over the vesting period for time based awards and we recognize the expense for awards with market conditions over the service period derived from the related valuation. As of March 31, 2022, there was no unrecognized compensation expense was associated with stock options, $4.6 million was associated with restricted stock and restricted stock units, and $9.8 million with phantom stock units. The unrecognized compensation expense associated with restricted and phantom stock units is expected to be recognized over a 1.2 and 1.7 year weighted average period, respectively.

Stock Options

The Company calculates the grant date fair value of stock options that vest over a service period using the Black Scholes model. For stock options and other stock awards that contain a market condition related to the return on investment that the Company’s stockholders achieve or obtaining a certain stock price, the awards are valued using a lattice-based valuation model. The assumptions used in these calculations are the expected dividend yield, expected volatility, risk-free interest rate and expected term (in years). Expected volatilities are based on implied volatilities from comparable companies. The risk-free rate is based on the U.S. Treasury yield curve for a term equivalent to the estimated time to liquidity. There were no options granted during the three months ended March 31, 2022.

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

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

A summary of the changes in stock options outstanding during the three months ended March 31, 2022, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2021	1,244,073	$9.14	3.4	$193
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Canceled or forfeited	(5,051)	$10.54	-	$-
Options outstanding as of March 31, 2022	1,239,022	$9.14	2.9	$128
Options exercisable as of March 31, 2022	1,223,919	$8.98	2.9	$128

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

Certain restricted stock units are eligible to vest upon the satisfaction of certain performance conditions. Vesting occurs on the first day that the average price per share of our common stock for the prior 60 consecutive trading days exceeds certain stock prices, subject to continued employment with the Company or its subsidiaries. The performance-based restricted stock units will be forfeited if the performance target is not achieved within four years of the grant date.

A summary of the changes in restricted stock and restricted stock units outstanding during the three months ended March 31, 2022, is as follows:

	Shares Outstanding	Weighted Average Grant Date Fair Value (per share)
Restricted Stock and Restricted Stock Units Outstanding as of December 31, 2021	1,934,876	$8.25
Granted	96,881	$7.66
Vested	(159,963)	$12.87
Canceled or forfeited	(34,015)	$8.74
Restricted Stock and Restricted Stock Units Outstanding as of March 31, 2022	1,837,779	$7.80

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

Certain phantom stock units are eligible to vest upon the satisfaction of certain performance conditions. Vesting occurs on the first day that the average price per share of our common stock for the prior 60 consecutive trading days exceeds certain stock prices and only if the performance date occurs prior to the fourth anniversary of the date of the grant; provided. However, if the performance date occurs prior to the first anniversary of the date of grant, vesting will occur on the first anniversary of the date of grant, subject to continued employment with the Company or its subsidiaries.

A summary of the changes in phantom stock outstanding during the three months ended March 31, 2022 is as follows:

	Shares Outstanding	Weighted Average Grant Date Fair Value (per share)
Phantom Stock Outstanding as of December 31, 2021	2,253,400	$6.47
Granted	2,669	$7.87
Vested	-	$-
Canceled or forfeited	(33,455)	$6.44
Phantom stock outstanding as of March 31, 2022	2,222,614	$6.47

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 11. INCOME TAXES

The Company's effective income tax rate for the three months ended  March 31, 2022, was an expense of 3.9%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended March 31, 2022, is primarily due to changes in our valuation allowance on deferred tax assets. The Company's effective income tax rate for the three months ended March 31, 2021, was an expense of 4.6%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended March 31, 2021 was primarily due to changes in our valuation allowance on deferred tax assets.

The Company entered into an indemnification agreement with the prior owners of Cadillac Jack (acquired in May of 2015) whereby the prior owners have agreed to indemnify the Company for changes in tax positions by taxing authorities for periods prior to the acquisition.

As of March 31, 2022, statute of limitations has lapsed for all uncertain tax positions covered by the indemnification agreement, accordingly, no indemnification receivable is recorded in other assets in the financial statements and no change was recognized in the indemnification receivable during the three months ended March 31, 2022. During the three months ended March 31, 2021, the Company recognized an increase of less than $0.1 million in the indemnification receivable and related benefits in our Condensed Consolidated Statements of Operations and Comprehensive Loss for accrued interest on unrecognized tax benefits.

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

On June 25, and July 31, 2020 putative class action lawsuits were filed in the United States District Court for the District of Nevada (the "Court"), by two separate plaintiffs against PlayAGS, Inc. (the "Company") and certain of its officers, individually and on behalf of all persons who purchased or otherwise acquired Company securities between August 2, 2018 and August 7, 2019.  The complaints alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) by making false and misleading statements concerning the Company’s forward-looking financial outlook and accounting for goodwill and intangible assets in its iGaming reporting unit, resulting in injury to the purported class members when the value of the Company’s common stock declined following its release of its Second Quarter 2019 results on August 7, 2019.

On August 4, 2020, a third plaintiff (“OPPRS”) filed a putative class action lawsuit in the same court asserting similar claims to those alleged in the first two class action complaints, based on substantially the same conduct, on behalf of a slightly larger class (stretching back to May 3, 2018). Specifically, OPPRS claimed that the Company, certain of its officers, and certain entities that allegedly beneficially held over 50% of the Company’s common stock at the beginning of the class period, violated Sections 10(b) and 20(a) of the Exchange Act by allegedly making false and misleading statements concerning the Company’s forward-looking financial outlook and accounting for goodwill and intangible assets in its iGaming reporting unit, and the adequacy of its internal controls over financial reporting, resulting in injury to the purported class when the Company’s common stock price declined following the release of its Second Quarter 2019 results.  In addition, based on substantially similar alleged false or misleading statements, OPPRS asserted claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, on behalf of all persons who purchased Company common stock pursuant and/or traceable to the Company’s August 2018 and March 2019 secondary public offerings.  These secondary-offering claims were brought against the same defendants identified above, plus certain of the Company’s directors and the underwriters.

On October 28, 2020, the Court consolidated these three related putative class actions into In re PlayAGS, Inc. Securities Litigation and appointed OPPRS as lead plaintiff.  On January 11, 2021, the lead plaintiff filed an Amended Complaint in the consolidated action against the same set of defendants, again asserting claims (i) under Sections 10(b) and 20(a) of the Exchange Act, with an even larger putative class period ( May 3, 2018 through March 4, 2020), and (ii) under Sections 11, 12(a)(2) and 15 of the Securities Act on behalf of the same putative class as in OPPRS’s previous complaint. The Amended Complaint alleges that the defendants made materially false and misleading statements during the class period concerning, among other things, the Company’s growth, financial performance, and forward-looking financial outlook, particularly with respect to the Oklahoma market, resulting in injury to the purported class members when the common stock price declined after the alleged “truth” was revealed following release of the Company’s financial reports on August 7, 2019, November 7, 2019, and March 4, 2020. Unlike the previous complaints, the Amended Complaint does not allege false or misleading statements concerning the Company’s accounting for the iGaming reporting unit or the adequacy of the Company’s internal controls over financial reporting.

On February 23, 2021 the Court granted the lead plaintiff's unopposed motion to file a Second Amended Complaint.  The Second Amended Complaint was filed on March 25, 2021 and asserts substantially the same claims as the Amended Complaint but extends the beginning of the putative class period back to January 26, 2018.  The defendants filed motions to dismiss the second amended complaint on May 24, 2021; the lead plaintiff filed its opposition papers on July 23, 2021, and the defendants filed their replies on September 13, 2021.  The motions to dismiss are now fully briefed and await the Court's decision; no oral argument has yet been scheduled.  The defendants believe the claims are without merit, and intend to defend vigorously against them, but there can be no assurances as to the outcome.

On March 18, 2022, a shareholder derivative lawsuit was filed in the United States District Court for the District of Nevada by putative stockholder Manjan Chowdhury, allegedly on behalf of the Company, that piggy-backs on the consolidated securities class action referenced above and currently pending before the same Court.  The derivative complaint names David Lopez, Kimo Akiona, and members of the Board as defendants, and generally alleges that they breached their fiduciary duties by causing or failing to prevent the same allegedly false and misleading statements asserted in the securities class action. The derivative complaint also alleges claims for contribution against Mr. Lopez and Mr. Akiona under Sections 10(b) and 21D of the Exchange Act.  The Company and the individual defendants believe the claims in the shareholder derivative action are without merit and intend to defend vigorously against them, but there can be no assurances as to the outcome. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this matter.

In  January 2021, we obtained the results of an audit conducted by the Alabama Department of Revenue ("ADOR"), in which the ADOR assessed $3.3 million including interest in unpaid state and local rental taxes. The audit period covered from  May 2016 through  August 2019. The ADOR claims that our participation revenue and licensing fees with an Indian Tribe entity in the state of Alabama constitute a lease rental payment and are deemed taxable in nature. They claim that because such gross rental receipts are generally imposed on the lessor, such receipts should be taxable even in situations involving Indian Tribe lessees. We believe that we were not required to collect and remit Alabama state lease/rental tax on our leases of EGMs in the state as those leases are on federally designated Indian reservation land and because federal Indian trading laws and Indian gaming laws, as well as the U.S. Constitution, preempt application of the rental tax to these transactions with the Indian Tribe. As of March 31, 2022, we have not accrued the amount noted above or any additional amounts of rental tax in Alabama as we do not believe this loss is probable of payment. We plan to dispute the audit findings in the state of Alabama and in accordance with applicable state and local tax procedures and ADOR rules.

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

•	Other adjustments are primarily composed of the following:
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

The following provides financial information concerning our reportable segments for the three months ended March 31, 2022 and 2021 (amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Revenues by segment
EGM	$66,906	$50,518
Table Products	3,480	2,756
Interactive	2,471	2,085
Total Revenues	72,857	55,359
Adjusted EBITDA by segment
EGM	30,195	24,403
Table Products	1,829	1,411
Interactive	742	508
Subtotal	32,766	26,322
Write-downs and other:
Loss on disposal of long-lived assets	93	71
Impairment of long-lived assets	-	653
Depreciation and amortization	18,869	18,408
Interest expense, net of interest income and other	9,256	10,840
Loss on extinguishment and modification of debt	8,549	-
Other adjustments	111	(38)
Other non-cash charges	2,190	2,181
Non-cash stock compensation	5,825	1,632
Loss before income taxes	$(12,127)	$(7,425)

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

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 14. ACQUISITIONS

On  January 3, 2022, the Company acquired certain intangible assets related to the purchase of table game-related intellectual property and an installed base of table games under the Lucky Lucky trade name from Aces Up Gaming. The acquisition was accounted for as an acquisition of business and the assets acquired were measured based on our estimates of their fair values at the acquisition date. We attribute the goodwill recognized to our ability to commercialize the products over our distribution and sales network, opportunities for synergies, and other strategic benefits. The consideration of $4.8 million was allocated primarily to tax deductible goodwill for $1.2 million and intangible assets of $3.5 million, which will be amortized over a weighted average period of approximately 9.1 years.

Our results of operations for the three months ended March 31, 2022 included the operating results of the Lucky Lucky installed base, the amounts of which were not material. It is not practicable to provide pro forma statements of operations giving effect to the Lucky Lucky acquisition as if it had been completed at an earlier date. This is due to the lack of historical financial information sufficient to produce such pro forma statements given that the Company purchased specific assets from the sellers that were not segregated in the seller’s financial records and for which separate carve-out financial statements were not produced.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements include any statements that address future results or occurrences. In some cases you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “would,” “should,” “could” or the negatives thereof. Generally, the words “anticipate,” “believe,” “continue,” “expect,” “intend,” “estimate,” “project,” “plan” and similar expressions identify forward-looking statements. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained elsewhere in this Quarterly Report on Form 10-Q as well as those discussed under “Item 1. Business” and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year-ended December 31, 2021 are forward-looking statements. These forward-looking statements include statements that are not historical facts, including statements concerning our possible or assumed future actions and business strategies. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, which could cause our actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. Given the risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements are made only as of the date of this Quarterly Report. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments unless required by federal securities law. New factors emerge from time to time, and it is not possible for us to predict all such factors.

Unless the context indicates otherwise, or unless specifically stated otherwise, references to the “Company”, “PlayAGS”, “AGS”, “we”, “our” and “us” refer to PlayAGS, Inc. and its consolidated subsidiaries.

Overview

We are a leading designer and supplier of EGMs and other products and services for the gaming industry. We operate our business in three distinct segments: EGMs, Table Products and Interactive. Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line. Founded in 2005, we historically focused on supplying EGMs, including slot machines, video bingo machines, and other electronic gaming devices, to the Native American gaming market. Since 2014, we have expanded our product line-up to include: (i) Class III EGMs for commercial and Native American casinos permitted to operate Class III EGMs, (ii) table game products and (iii) interactive products, all of which we believe provide us with growth opportunities as we expand in markets where we currently have limited or no presence. For the three months ended March 31, 2022, approximately 73% of our total revenue was generated through recurring contracted lease agreements whereby we place EGMs and table game products at our customers’ gaming facilities under either a revenue sharing agreement (we receive a percentage of the revenues that these products generate) or fee-per-day agreement (we receive a daily or monthly fixed fee per EGM or table game product), or recurring revenue from our Interactive gaming operations.

EGM Segment

EGMs constitute our largest segment, representing 91.8% of our revenue for the three months ended March 31, 2022. We have a library of proprietary game titles that we deliver on several state-of-the-art EGM cabinets. These include our premium lease-only cabinets Orion Starwall, Orion Curve Premium, Orion Rise, and Big Red ("Colossal Diamonds"). Also, our core cabinets that are available for sale and lease include the Orion Portrait, Orion Slant, Orion Curve, Orion Upright and ICON. In addition to providing complete EGM units, we offer conversion kits, which are essentially software containing new games that allow existing game titles to be converted to other game titles offered within that operating platform.

We design all of our cabinets with the intention of capturing the attention of players on casino floors while aiming to maximize operator profits. We offer our customers the option of either leasing or purchasing our EGMs and associated gaming systems. Currently, we derive a substantial portion of our revenues from EGMs installed under revenue sharing or fee-per-day lease agreements, also known as “participation” agreements, and we refer to such revenue generation as our “participation model.”

Table Products

In addition to our existing portfolio of EGMs, we also offer our customers more than 60 unique table product offerings, including live felt table games, side bet offerings, progressives, card shufflers, signage, and other ancillary table game equipment. Our table products are designed to enhance the table games section of the casino floor (commonly known as “the pit”). Over the past 10 years, there has been a trend of introducing side bets on blackjack tables to increase the game’s overall hold. Our table products segment offers a full suite of side bets and specialty table games that capitalize on this trend, and we believe that this segment will serve as an important growth engine for the Company, including by generating further cross-selling opportunities with our EGM offerings. As of March 31, 2022, we had an installed base of 5,384 table products domestically and internationally and we believe we are presently a leading supplier of table products to the gaming industry based on number of products placed.

Our Table Products segment focuses on high margin recurring revenue generated by leases. Nearly all of the revenue we generate in this segment is recurring.

Interactive

We operate a Business-to-Business ("B2B") game aggregation platform for online real-money gaming ("RMG") operators. Through our remote gaming server, we deliver a library of more than 1,000 games, many of which are AGS titles, developed by our internal game-development studios. We also partner with a host of third-party game developers to offer game content across mobile, desktop, and social channels – wherever and whenever players want to engage.

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

The factors above were significantly affected by the COVID-19 pandemic in fiscal year 2021. Specifically, gaming operations revenue and equipment sales decreased during the period ended March 31, 2021, as a result of customers operating at limited capacity and other restrictions. Our EGM and Table Products segment operating results were disrupted due to customers operating at limited capacity and other restrictions in the prior year. As of March 31, 2022, all of the Company's customers have reopened; there are still some customers who have reopened at limited capacity and are operating under various restrictions.

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

Acquisitions and Divestitures

On January 3, 2022, the Company acquired certain intangible assets related to the purchase of table game-related intellectual property and an installed base of table games under the Lucky Lucky trade name from Aces Up Gaming. For a detailed description of acquisitions, See Item 1. "Financial Statements" Note 14. "Acquisitions."

Results of Operations

Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021

The following tables set forth certain selected condensed consolidated financial data for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,		$	%
	2022	2021	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$53,164	$44,416	$8,748	19.7%
Equipment sales	19,693	10,943	8,750	80.0%
Total revenues	72,857	55,359	17,498	31.6%
Operating expenses
Cost of gaming operations	10,269	8,676	1,593	18.4%
Cost of equipment sales	9,787	3,468	6,319	182.2%
Selling, general and administrative	17,951	12,608	5,343	42.4%
Research and development	10,210	8,060	2,150	26.7%
Write-downs and other charges	93	724	(631)	(87.2)%
Depreciation and amortization	18,869	18,408	461	2.5%
Total operating expenses	67,179	51,944	15,235	29.3%
Income from operations	5,678	3,415	2,263	66.3%
Other expense (income)
Interest expense	9,473	10,981	(1,508)	(13.7)%
Interest income	(209)	(288)	79	(27.4)%
Loss on extinguishment and modification of debt	8,549	-	8,549	100.0%
Other (income) expense	(8)	147	(155)	(105.4)%
Loss before income taxes	(12,127)	(7,425)	(4,702)	63.3%
Income tax expense	(467)	(345)	(122)	35.4%
Net loss	$(12,594)	$(7,770)	$(4,824)	62.1%

Revenues

Gaming Operations.

Gaming operations revenue increased primarily due to an increase in our EGM segment. EGM RPD increased 22.4% compared to the prior year from $18.89 per day to $23.13 per day. Due to the business disruption caused by the rapid nationwide spread of the coronavirus and the actions by state and tribal governments and businesses to contain the virus, our customers continued to be impacted by closures and capacity restrictions in the prior year. As of March 31, 2022, all of the Company's customers have reopened; there are still some customers who have reopened at limited capacity and are operating under various restrictions. The increase in gaming operations revenue is also attributable to an increase in our domestic EGM installed base year over year, offset by a decrease in our international EGM installed base due primarily to our strategic decision to wind down our modest Philippines operation given the ongoing COVID-related challenges facing the market. The increase in gaming operations revenue is also attributable to a $0.7 million increase in Table Products revenue related to an increase in our installed base as well as with our acquisition of Lucky Lucky, and a $0.4 million increase in our Interactive segment, primarily related to an increase in our RMG revenues.

Equipment Sales.

The increase in equipment sales was primarily due to an increase of 666 EGMs sold year over year. We sold 955 EGM units during the three months ended March 31, 2022, compared to 289 EGM units in the prior year period. EGM equipment sales revenue also includes revenue from the sale of 429 previously leased, lower yielding units to a distributor in the prior year period, which are not included in our sold unit count or domestic average sales price.

Operating Expenses

Cost of gaming operations. The increase in the cost of gaming operations was the result of increase in field service-related expenses and related costs of $0.9 million and a $0.2 million increase in direct expenses and related costs compared to the prior year period due to increased activity and headcount. As a percentage of gaming operations revenue, costs of gaming operations was 19.3% for the three months ended March 31, 2022 compared to 19.5% for the prior year period.

Cost of Equipment Sales. The increase in cost of equipment sales is attributable to the increase in the number of units sold compared to the prior year period, partially offset by the sale of 429 previously leased units to distributors in the prior year period. As a percentage of equipment sales revenue, costs of equipment sales was 49.7% for the three months ended March 31, 2022 compared to 31.7% for the prior year period, which fluctuated year over year primarily due to the difference in the cost of previously leased units sold in the prior year period, which had a lower net book value than our average new EGM units.

Selling, general and administrative. The increase in selling, general and administrative expenses is primarily due to a $4.7 million increase in non-cash stock-based compensation, partially offset by a decrease in professional fees of $0.5 million. The remaining increase is primarily attributable to operational and support costs ramping to maintain our current operations.

Research and development. The increase in research and development expense is primarily due to a $2.1 million increase in salaries and benefits and a $0.4 million increase in development and professional fees, partially offset by a decrease in non-cash stock-based compensation of $0.5 million. The remaining increase is primarily attributable to operational and support costs ramping to maintain our current operations.

Write-downs and other charges. During the three months ended March 31, 2022, the Company recognized $0.1 million in write-downs and other charges primarily related to the disposal of long-lived assets. During the three months ended March 31, 2021, the Company recognized $0.7 million in write-downs and other charges primarily related to impairment of internally developed gaming titles.

Depreciation and amortization. The increase was predominantly due to a $0.3 million increase in depreciation expense driven by purchases of property and equipment and an increase in amortization expense of $0.1 million related to intangible assets purchased in the Lucky Lucky acquisition as well as additional software assets placed into service.

Other Expense, net

Interest expense. The decrease in interest expense is predominantly attributable to entering into the Amended Credit Agreement on February 15, 2022 (the "Amended Credit Agreement"), which decreased the amount outstanding on the term loan borrowing facility, as well as resulted in a decreased interest rate. See Item 1. "Financial Statements" Note 5. "Long-Term Debt" for a detailed discussion regarding long-term debt.

Loss on extinguishment and modification of debt. On February 15, 2022, in connection with entering into the Amended Credit Agreement, $8.5 million in loan costs including third-party costs and make-whole premium were expensed and included in the loss on extinguishment and modification of debt.

Other expense. The decrease is predominantly attributed to the effect of foreign currency fluctuation on trade payables and receivables denominated in foreign currencies.

Income Taxes. The Company's effective income tax rate for the three months ended March 31, 2022, was an expense of 3.9%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended March 31, 2022, is primarily due to changes in our valuation allowance on deferred tax assets. The Company's effective income tax rate for the three months ended March 31, 2021, was an expense of 4.6%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended March 31, 2021 was primarily due to changes in our valuation allowance on deferred tax assets.

Segment Operating Results

We report our business segment results by segment in accordance with the “management approach.” The management approach designates the internal reporting used by our chief operating decision maker, who is our Chief Executive Officer, for making decisions and assessing performance of our reportable segments.

See Item 1. “Financial Statements” Note 1. "Description of the Business and Summary of Significant Accounting Policies" for a detailed discussion of our three segments. Each segment’s activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of its product lines. We evaluate the performance of our operating segments based on revenues and segment Adjusted EBITDA.

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

The tables below present each of the Adjusted Expenses and include a reconciliation to the nearest GAAP measure.

Electronic Gaming Machines

Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021

	Three Months Ended March 31,		$	%
(amounts in thousands, except unit data)	2022	2021	Change	Change
EGM segment revenues:
Gaming operations	$47,296	$39,604	$7,692	19.4%
Equipment sales	19,610	10,914	8,696	79.7%
Total EGM revenues	66,906	50,518	16,388	32.4%

EGM segment expenses and adjusted expenses:
Cost of gaming operations(1)	9,386	7,932	1,454	18.3%
Less: Adjustments(2)	561	441	120	27.2%
Adjusted cost of gaming operations	8,825	7,491	1,334	17.8%

Cost of equipment sales	9,755	3,451	6,304	182.7%

Selling, general and administrative	16,545	11,358	5,187	45.7%
Less: Adjustments(3)	5,334	754	4,580	607.4%
Adjusted cost of selling, general and administrative	11,211	10,604	607	5.7%

Research and development	8,971	6,959	2,012	28.9%
Less: Adjustments(4)	420	684	(264)	(38.6)%
Adjusted cost of research and development	8,551	6,275	2,276	36.3%

Accretion of placement fees	1,631	1,706	(75)	(4.4)%

EGM Adjusted EBITDA	$30,195	$24,403	$5,792	23.7%

EGM unit information:
Class II	11,215	11,412	(197)	(1.7)%
Class III	4,700	4,044	656	16.2%
Domestic installed base, end of period	15,915	15,456	459	3.0%
International installed base, end of period	7,197	7,985	(788)	(9.9)%
Total installed base, end of period	23,112	23,441	(329)	(1.4)%

Installed base - Oklahoma	7,968	8,127	(159)	(2.0)%
Installed base - non-Oklahoma	7,947	7,329	618	8.4%
Domestic installed base, end of period	15,915	15,456	459	3.0%

Domestic revenue per day	$30.79	$27.10	$3.69	13.6%
International revenue per day	$6.17	$2.94	$3.23	109.9%
Total revenue per day	$23.13	$18.89	$4.24	22.4%

Domestic EGM units Sold	937	289	648	224.2%
Total EGM units Sold	955	289	666	230.4%
Domestic average sales price	$19,232	$17,520	$1,712	9.8%

(1)	Exclusive of depreciation and amortization.
(2)	Adjustments to cost of gaming operation include non-cash stock compensation expense, non-cash charges on capitalized installation and delivery and other adjustments.
(3)

Adjustments to selling, general and administrative expense include non-cash stock compensation expense, acquisitions and integration related costs including restructuring and severance, legal and litigation expenses including settlement payments and other adjustments.

(4)	Adjustments to research and development costs include non-cash stock compensation expense.

Gaming Operations Revenue

Gaming operations revenue increased primarily due to an increase in EGM RPD of 22.4% compared to the prior year from $18.89 per day to $23.13 per day. Due to the business disruption caused by the rapid nationwide spread of the coronavirus and the actions by state and tribal governments and businesses to contain the virus, our customers continued to be impacted by closures and capacity restrictions in the prior year. As of March 31, 2022, all of the Company's customers have reopened; there are still some customers who have reopened at limited capacity and are operating under various restrictions. The increase in gaming operations revenue is also attributable to an increase in our domestic EGM installed base year over year, offset by a decrease in our international EGM installed base due primarily to our strategic decision to wind down our modest Philippines operation given the ongoing COVID-related challenges facing the market.

Equipment Sales

The increase in equipment sales was primarily due to an increase of 666 EGMs sold year over year. We sold 955 EGM units during the three months ended March 31, 2022, compared to 289 EGM units in the prior year period. The increase is also due to an increase in domestic average sales price due to a higher mix of premium priced product in the current year. EGM equipment sales revenue also includes revenue from the sale of 429 previously leased, lower yielding units to a distributor in the prior year period, which are not included in our sold unit count or domestic average sales price.

EGM Adjusted EBITDA

EGM Adjusted EBITDA includes revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write-downs and other charges, accretion of placement fees, as well as other costs. See Item 1. “Financial Statements” Note 13. "Operating Segments" for further explanation of adjustments. The increase in EGM Adjusted EBITDA is attributable to the increase in revenue described above and cost of equipment sales, partially offset by an increase in operating expenses. EGM Adjusted EBITDA margin was 45.1% and 48.3% for the three months ended March 31, 2022 and 2021, respectively.

Table Products

Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021

	Three Months Ended March 31,		$	%
(amounts in thousands, except unit data)	2022	2021	Change	Change
Table Products segment revenues:
Gaming operations	$3,397	$2,727	$670	24.6%
Equipment sales	83	29	54	186.2%
Total Table Products revenues	3,480	2,756	724	26.3%

Table Products segment expenses and adjusted expenses:
Cost of gaming operations(1)	414	223	191	85.7%
Less: Adjustments(2)	80	98	(18)	(18.4)%
Adjusted cost of gaming operations	334	125	209	167.2%

Cost of equipment sales	32	17	15	88.2%

Selling, general and administrative	866	625	241	38.6%
Less: Adjustments(3)	50	38	12	31.6%
Adjusted cost of selling, general and administrative	816	587	229	39.0%

Research and development	487	606	(119)	(19.6)%
Less: Adjustments(4)	18	(10)	28	(280.0)%
Adjusted cost of research and development	469	616	(147)	(23.9)%

Table Products Adjusted EBITDA	$1,829	$1,411	$418	29.6%

Table Products unit information:
Table products installed base, end of period	5,384	4,362	1,022	23.4%
Average monthly lease price	$217	$208	$9	4.3%

(1)	Exclusive of depreciation and amortization.
(2)	Adjustments to cost of gaming operation include non-cash charges on capitalized installation and delivery.
(3)	Adjustments to selling, general and administrative expense include non-cash stock compensation expense, and other adjustments.
(4)	Adjustments to research and development costs include non-cash stock compensation expense

Gaming Operations Revenue

The increase in Table Products gaming operations revenue is attributable to an increase in the Table Products installed base. The continuing success of our progressives such as Super 4, Blackjack Match, and Royal 9, as well as the Lucky Lucky acquisition (for a detailed description of acquisitions, See Item 1. "Financial Statements" Note 14. "Acquisitions"), are the primary drivers of the increase in the Table Products installed base compared to the prior year period.

Equipment Sales

The increase in equipment sales is primarily due to an increase in the sale of table game signs in the current period.

Tables Products Adjusted EBITDA

Table Products Adjusted EBITDA includes the revenues and operating expenses from the Table Products segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 13. "Operating Segments" for further explanation of adjustments. The increase in Table Products Adjusted EBITDA is attributable to the increase in gaming operations revenue, partially offset by an increase in operating expenses primarily related to an increase in salaries and benefits costs.

Interactive

Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021

	Three Months Ended March 31,		$	%
(amounts in thousands)	2022	2021	Change	Change
Interactive segment revenue:
Social gaming revenue	$515	$709	$(194)	(27.4)%
Real-money gaming revenue	1,956	1,376	580	42.2%
Total Interactive revenue	2,471	2,085	386	18.5%

Interactive segment expenses and adjusted expenses:
Cost of gaming operations(1)	469	521	(52)	(10.0)%

Selling, general and administrative	540	625	(85)	(13.6)%
Less: Adjustments(2)	24	60	(36)	(60.0)%
Adjusted cost of selling, general and administrative	516	565	(49)	(8.7)%

Research and development	752	495	257	51.9%
Less: Adjustments(3)	8	4	4	100.0%
Adjusted cost of research and development	744	491	253	51.5%

Interactive Adjusted EBITDA	$742	$508	$234	46.1%

(1)	Exclusive of depreciation and amortization.
(2)	Adjustments to selling, general and administrative expense include non-cash stock compensation expense, legal and litigation expenses including settlement payments, and other adjustments.
(3)	Adjustments to research and development costs include non-cash stock compensation expense.

Gaming Operations Revenue

The increase in gaming operations revenue is primarily attributable to an increase of $0.6 million in RMG revenue in the current period primarily due to an increase in the number of customers and games year over year as well as the addition of our land-based content on the AxSys Games Marketplace platform. The increase in RMG is attributable to the increased revenue from Canada and the states of Michigan, New Jersey and Pennsylvania. The increase in gaming operations revenue is partially offset by a $0.2 million decrease in social gaming revenue in the current period.

Interactive Adjusted EBITDA

Interactive Adjusted EBITDA includes the revenues and operating expenses from the Interactive segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 13. "Operating Segments" for further explanation of adjustments. The increase in Interactive Adjusted EBITDA is primarily attributable to an increase in revenues as described above, partially offset by increased operating costs including salary and benefit related expenses and professional fees.

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

Due to these limitations, we rely primarily on our GAAP results, such as net loss, income from operations, EGM Adjusted EBITDA, Table Products Adjusted EBITDA or Interactive Adjusted EBITDA and use Total Adjusted EBITDA only supplementally.

The following tables reconcile net loss to total Adjusted EBITDA (amounts in thousands):

Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021

	Three Months Ended March 31,		$	%
	2022	2021	Change	Change
Net loss	$(12,594)	$(7,770)	$(4,824)	62.1%
Income tax expense	467	345	122	35.4%
Depreciation and amortization	18,869	18,408	461	2.5%
Interest expense, net of interest income and other	9,256	10,840	(1,584)	(14.6)%
Loss on extinguishment and modification of debt(1)	8,549	-	8,549	100.0%
Write-downs and other(2)	93	724	(631)	(87.2)%
Other adjustments(3)	111	(38)	149	(392.1)%
Other non-cash charges(4)	2,190	2,181	9	0.4%
Non-cash stock-based compensation(5)	5,825	1,632	4,193	256.9%
Total Adjusted EBITDA	$32,766	$26,322	$6,444	24.5%

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

As of March 31, 2022, the Company had $32.9 million in cash and cash equivalents and $40.0 million available to draw under its revolving credit facility. As of March 31, 2022, management believes that the Company has sufficient liquidity to fund its operating requirements and meet its obligations as they become due for at least the next twelve months after the financial statements are issued.

Indebtedness

First Lien Credit Facilities

For a detailed description of indebtedness, see Item 1. "Financial Statements" Note 5. "Long-Term Debt."

As of March 31, 2022, there were no required financial covenants for our debt instruments.

Finance Leases

The Company has entered into leases for vehicles and equipment that are accounted for as finance leases.

The following table summarizes our historical cash flows (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Cash Flow Information:
Net cash provided by operating activities	$7,070	$9,693	$(2,623)
Net cash used in investing activities	(16,149)	(9,864)	$(6,285)
Net cash used in financing activities	(52,968)	(4,218)	$(48,750)
Effect of exchange rates on cash and cash equivalents	2	(1)	$3
Net increase in cash, cash equivalents and restricted cash	$(62,045)	$(4,390)	$(57,655)

Operating activities

The decrease in cash provided by operating activities is primarily attributable to the increase of $4.1 million in cash used related to assets and liabilities that relate to operations. The primary increases in cash used for operating assets were related to increased inventory in the current period and to a lesser extent the increase of accounts receivable due to increased equipment sales compared to the prior year period.

Investing activities

The increase in cash used in investing activities was primarily due to an increase in cash used in business acquisitions of $4.8 million as described in Item 1. “Financial Statements” Note 14. “Acquisitions.” Cash used in investing activities also increased due to a $1.6 million increase in the purchase of property and equipment and to a lesser extent an increase in software development expenditures.

Financing activities

The increase in cash used in financing activities of $48.8 million is primarily attributable to the reduction of debt principal and payment of related debt issuance costs in conjunction with our entering into The Amended Credit Agreement as described in Item 1. “Financial Statements” Note 5. "Long-Term Debt."

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

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021. There were no material changes to our policies during the three months ended March 31, 2022.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See related disclosure at Item 1. “Financial Statements” Note 1. “Description of the Business and Summary of Significant Accounting Policies.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates. Our primary exposure to market risk is interest rate risk associated with our long-term debt, which accrues interest at variable rates. Certain of our debt instruments accrue interest at SOFR subject to an interest rate floor plus an applicable margin rate. In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt and equity capital to sustain our operations. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. As of March 31, 2022, less than 1% of our debt were fixed-rate instruments. Assuming a constant outstanding balance for our variable-rate long term debt, a hypothetical 1% decrease in interest rates would not decrease interest expense given our SOFR floor on related debt, while a hypothetical 1% increase in interest rates would increase interest expense approximately $5.8 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

"Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021 (the "Annual Report") includes a discussion of our risk factors. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

(a). Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate of Amended and Restated Articles of Incorporation of PlayAGS, Inc., effective January 29, 2018 (incorporated by reference to Exhibit 3.1 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 5, 2019).

3.2	Amended and Restated Bylaws of PlayAGS,Inc., Adopted January 29, 2018 (incorporated by reference to Exhibit 3.2 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 5, 2019).

10.1	Incremental Assumption and Amendment Agreement, dated as of February 15, 2022, by and among AP Gaming Holdings, LLC, AP Gaming I, LLC, each subsidiary loan party listed on the signature pages thereof, Jefferies Finance LLC and the lenders party thereto (incorporated by reference to Exhibit 10.1 to PlayAGS, Inc.’s Current Report on Form 8-K filed on February 15, 2022).

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.IN	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contains in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PlayAGS, Inc.

Date:	May 5, 2022	By:	/s/ KIMO AKIONA
		Name:	Kimo Akiona
		Title:	Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)