Form 10-Q
period 2022-06-30
PlayAGS, Inc.
filed 2022-08-08
CIK 1593548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarter ended June 30, 2022

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

As of August 4, 2022, there were 37,170,797 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLAYAGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$38,854	$94,977
Restricted cash	20	20
Accounts receivable, net of allowance of $2,193 and $1,993, respectively	52,931	49,426
Inventories	37,550	27,534
Prepaid expenses	7,250	4,878
Deposits and other	8,218	8,240
Total current assets	144,823	185,075
Property and equipment, net	75,426	74,916
Goodwill	287,069	285,546
Intangible assets	151,421	160,044
Deferred tax asset	7,499	7,333
Operating lease assets	12,257	12,503
Other assets	7,413	7,394
Total assets	$685,908	$732,811

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,828	$9,439
Accrued liabilities	39,210	39,165
Current maturities of long-term debt	6,146	6,877
Total current liabilities	64,184	55,481
Long-term debt	551,825	599,281
Deferred tax liability, non-current	2,795	2,653
Operating lease liabilities, long-term	11,556	11,871
Other long-term liabilities	18,970	21,954
Total liabilities	649,330	691,240
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock at $0.01 par value; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value; 450,000,000 shares authorized at June 30, 2022 and at December 31, 2021; and 37,121,715 and 36,943,770 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	371	369
Additional paid-in capital	397,785	392,161
Accumulated deficit	(355,951)	(344,889)
Accumulated other comprehensive loss	(5,627)	(6,070)
Total stockholders’ equity	36,578	41,571
Total liabilities and stockholders’ equity	$685,908	$732,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(amounts in thousands, except per share data)

 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Gaming operations	$56,640	$55,039	$109,804	$99,455
Equipment sales	19,944	11,798	39,637	22,741
Total revenues	76,584	66,837	149,441	122,196
Operating expenses
Cost of gaming operations(1)	10,868	9,677	21,137	18,353
Cost of equipment sales(1)	10,386	5,748	20,173	9,216
Selling, general and administrative	15,975	16,300	33,926	28,908
Research and development	10,040	9,009	20,250	17,069
Write-downs and other charges	342	64	435	788
Depreciation and amortization	19,160	18,611	38,029	37,019
Total operating expenses	66,771	59,409	133,950	111,353
Income from operations	9,813	7,428	15,491	10,843
Other expense (income)
Interest expense	8,087	11,517	17,560	22,498
Interest income	(214)	(276)	(423)	(564)
Loss on extinguishment and modification of debt	-	-	8,549	-
Other expense (income)	277	(181)	269	(34)
Income (loss) before income taxes	1,663	(3,632)	(10,464)	(11,057)
Income tax expense	(121)	(251)	(588)	(596)
Net income (loss)	1,542	(3,883)	(11,052)	(11,653)
Foreign currency translation adjustment	(561)	886	443	24
Total comprehensive income (loss)	$981	$(2,997)	$(10,609)	$(11,629)

Basic and diluted income (loss) per common share:
Basic	$0.04	$(0.11)	$(0.30)	$(0.32)
Diluted	$0.04	$(0.11)	$(0.30)	$(0.32)
Weighted average common shares outstanding:
Basic	36,998	36,632	37,051	36,549
Diluted	36,998	36,632	37,051	36,549

(1) exclusive of depreciation and amortization

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Common stock
Balance, beginning of period	$371	$366	$369	$364
Vesting of restricted stock	-	1	2	3
Balance of common stock, end of period	371	367	371	367
Additional paid-in capital
Balance, beginning of period	395,837	381,547	392,161	379,917
Stock-based compensation expense	1,948	3,230	5,626	4,862
Vesting of restricted stock	-	(1)	(2)	(3)
Balance of additional paid-in capital, end of period	397,785	384,776	397,785	384,776
Accumulated deficit
Balance, beginning of period	(357,493)	(329,960)	(344,889)	(321,412)
Net income (loss)	1,542	(3,883)	(11,052)	(11,653)
Restricted stock vesting and withholding	-	(10)	(10)	(788)
Balance of accumulated deficit, end of period	(355,951)	(333,853)	(355,951)	(333,853)
Accumulated other comprehensive loss
Balance, beginning of period	(5,066)	(5,948)	(6,070)	(5,086)
Foreign currency translation adjustment	(561)	886	443	24
Balance of accumulated other comprehensive loss, end of period	(5,627)	(5,062)	(5,627)	(5,062)
Total stockholders' equity	$36,578	$46,228	$36,578	$46,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(11,052)	$(11,653)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	38,029	37,019
Accretion of contract rights under development agreements and placement fees	3,198	3,316
Amortization of deferred loan costs and discount	1,537	2,680
Write-off of deferred loan costs and discount	1,586	-
Cash paid for debt prepayment penalties to prior debt holders	848	-
Stock-based compensation expense	8,231	4,862
Provision for bad debts	273	205
Loss on disposition of long-lived assets	416	191
Impairment of assets	19	653
Fair value adjustment of contingent consideration	-	(56)
Provision for deferred income tax (benefit)	89	49
Changes in assets and liabilities that relate to operations:
Accounts receivable	(3,500)	(3,844)
Inventories	(9,143)	2,367
Prepaid expenses	(2,776)	(4,270)
Deposits and other	106	(1,920)
Other assets, non-current	1,787	1,706
Accounts payable and accrued liabilities	5,256	4,588
Net cash provided by operating activities	34,904	35,893
Cash flows from investing activities
Business acquisitions, net of cash acquired	(4,750)	-
Proceeds from payments on customer notes receivable	137	-
Software development and other expenditures	(9,852)	(7,210)
Proceeds from disposition of assets	8	22
Purchases of property and equipment	(20,401)	(14,191)
Net cash used in investing activities	(34,858)	(21,379)
Cash flows from financing activities
Repayment of prior first lien credit facilities	(521,215)	(2,694)
Repayment of first lien credit facilities	(1,438)	-
Repayment of incremental term loans	(93,575)	(475)
Payment of financed placement fee obligations	(2,593)	(2,444)
Proceeds from term loans	569,250	-
Payment of deferred loan costs	(4,838)	-
Payment of debt prepayment penalties to prior debt holders	(848)	-
Payments of previous acquisition obligation	(287)	(257)
Payments on finance leases and other obligations	(616)	(867)
Repurchase of stock	(10)	(788)
Net cash used in financing activities	(56,170)	(7,525)
Effect of exchange rates on cash and cash equivalents	1	10
Net increase in cash, cash equivalents and restricted cash	(56,123)	6,999
Cash, cash equivalents and restricted cash, beginning of period	94,997	81,709
Cash, cash equivalents and restricted cash, end of period	$38,874	$88,708

Supplemental cash flow information:
Non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$956	$3,042
Leased assets obtained in exchange for new finance lease liabilities	$242	$318

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

The following table disaggregates our revenues by type within each of our segments (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

EGM
Gaming operations	$50,538	$49,432	$97,834	$89,036
Equipment sales	19,929	11,761	39,539	22,675
Total	$70,467	$61,193	$137,373	$111,711

Table Products
Gaming operations	$3,499	$2,793	$6,896	$5,520
Equipment sales	15	37	98	66
Total	$3,514	$2,830	$6,994	$5,586

Interactive (gaming operations)
Social gaming revenue	$515	$580	$1,030	$1,289
Real-money gaming revenue	2,088	2,234	4,044	3,610
Total	$2,603	$2,814	$5,074	$4,899

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

Revenue allocated to any undelivered performance obligations is recorded as a contract liability. The balance of our contract liabilities was not material as of  June 30, 2022 and December 31, 2021.

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

For the period ended  June 30, 2022, there was no material activity in allowance for credit losses.

Inventories

Inventories consist primarily of parts and supplies that are used to repair and maintain machinery and equipment as well as EGMs in production and finished goods held for sale. Inventories are stated at net realizable value. Cost of inventories is determined using the first-in, first-out (“FIFO”) method for all components of inventory. The Company regularly reviews inventory quantities and updates estimates for the net realizable value of inventories. This process includes examining the carrying values of parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose). Some of the factors involved in this analysis include the overall levels of the inventories, the current and projected sales levels for such products, the projected markets for such products and the costs required to sell the products, including refurbishment costs. Changes in the assumptions or estimates could materially affect the inventory carrying value. As of  June 30, 2022 and December 31, 2021, the value of raw material inventory was $32.7 million and $22.1 million, respectively. As of  June 30, 2022 and December 31, 2021, the value of finished goods inventory was $4.8 million and $4.0 million, respectively. There was no work in process material as of  June 30, 2022 and December 31, 2021.

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

The carrying values of the Company’s cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short term maturities of these instruments. The fair value of our long-term debt is based on the quoted market prices for similar issues (Level 2 inputs). The following table presents the estimated fair value of our long-term debt as of  June 30, 2022 and  December 31, 2021 (in thousands):

	June 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term Debt	$574,298	$542,752	$615,743	$613,706

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

Recently Issued Accounting Pronouncements

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326). ASU No. 2022-02 eliminates the accounting guidance for troubled debt restructurings by creditors in ASC 310-40 and requires disclosure of current-period gross write-offs by year of origination for financing receivables and net investments in leases. ASU No. 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years with earlier adoption permitted. We are currently evaluating the provisions of the amendment and do not anticipate a significant effect on our financial statements.

We have not adopted any new accounting pronouncements in the current year and there has not been any other recently issued accounting guidance that will have a significant effect on our financial statements.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Gaming equipment	$212,243	$196,748
Other property and equipment	22,429	23,973
Less: Accumulated depreciation	(159,246)	(145,805)
Property and equipment, net	$75,426	$74,916

Gaming equipment and other property and equipment are depreciated over the respective useful lives of the assets ranging from one to six years. Depreciation expense was $9.6 million for the three months ended June 30, 2022 and 2021. Depreciation expense was $19.3 million and $19.0 million for the six months ended June 30, 2022 and 2021, respectively.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 3. GOODWILL AND INTANGIBLES

Changes in the carrying amount of goodwill are as follows (in thousands):

	Gross Carrying Amount
	EGM	Table Products	Interactive(1)	Total
December 31, 2021	$277,725	$7,821	$-	$285,546
Foreign currency adjustments	293	-	-	293
Acquisition	-	1,230	-	1,230
Balance at June 30, 2022	$278,018	$9,051	$-	$287,069

(1) Accumulated goodwill impairment charges for the Interactive segment as of  June 30, 2022 were $8.4 million.

Intangible assets consist of the following (in thousands):

		June 30, 2022			December 31, 2021
	Useful Life	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	(years)	Value	Amortization	Value	Value	Amortization	Value
Indefinite lived trade names	Indefinite	$12,126	$-	$12,126	$12,126	$-	$12,126
Trade and brand names	5 - 7	14,990	(14,616)	374	14,870	(14,495)	375
Customer relationships	5 - 12	219,147	(161,415)	57,732	218,247	(155,140)	63,107
Contract rights under development and placement fees	1 - 7	42,395	(20,697)	21,698	42,535	(17,639)	24,896
Gaming software and technology platforms	1 - 7	187,402	(137,388)	50,014	177,686	(126,182)	51,504
Intellectual property	10 - 12	21,845	(12,368)	9,477	19,345	(11,309)	8,036
Total intangible assets		$497,905	$(346,484)	$151,421	$484,809	$(324,765)	$160,044

Intangible assets are amortized over their respective estimated useful lives ranging from one to twelve years. Amortization expense related to intangible assets was $9.6 million and $9.0 million for the three months ended June 30, 2022 and 2021, respectively. Amortization expense related to intangible assets was $18.7 million and $18.0 million for the six months ended June 30, 2022 and 2021, respectively.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We recorded no impairments for the six months ended June 30, 2022. We recorded impairments related to internally developed gaming titles of $0.7 million for the six months ended June 30, 2021, as it was determined by management that the gaming titles would no longer be used.

The Company enters into development agreements and placement fee agreements with certain customers to secure floor space under lease agreements for its gaming machines. Amounts paid in connection with the development agreements are repaid to the Company in accordance with the terms of the agreement, whereas placements fees are not reimbursed. For development agreements in the form of a loan, interest income is recognized on the repayment of the notes based on the stated rate or, if not stated explicitly in the development agreement, on an imputed interest rate. If the stated interest rate is deemed to be other than a market rate or zero, a discount is recorded on the note receivable as a result of the difference between the stated and market rate and a corresponding intangible asset is recorded. The intangible asset is recognized in the financial statements as a contract right under development agreement and amortized as a reduction in revenue over the term of the agreement. Placement fees can be in the form of cash paid upfront or free lease periods and are accreted over the life of the contract and the expense is recorded as a reduction of revenue. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $1.6 million and $1.6 million for the three months ended June 30, 2022 and 2021, respectively. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $3.2 million and $3.3 million for the six months ended June 30, 2022 and 2021, respectively.

NOTE 4. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Salary and payroll tax accrual	$14,619	$16,994
Taxes payable	4,420	4,016
Current portion of operating lease liability	2,222	2,137
License fee obligation	1,000	1,000
Placement fees payable	6,314	6,314
Accrued other	10,635	8,704
Total accrued liabilities	$39,210	$39,165

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 5. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30, 2022	December 31, 2021
First Lien Credit Facilities:
Term loans, interest at SOFR, subject to a 0.75% floor plus 4.0% (6.2% at June 30, 2022), net of unamortized discount and deferred loan costs of $16.3 million at June 30, 2022	$557,236	$-
Term loans, interest at LIBOR or base rate plus 3.5% (4.5% at December 31, 2021), net of unamortized discount and deferred loan costs of $4.0 million at December 31, 2021	-	517,247
Incremental term loans, interest at LIBOR or base rate plus 13.0% (14.0% at December 31, 2021), net of unamortized discount and deferred loan costs of $5.6 million at December 31, 2021	-	87,958
Finance leases	735	953
Total debt	557,971	606,158
Less: Current portion	(6,146)	(6,877)
Long-term debt	$551,825	$599,281

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

As of June 30, 2022, there were no required financial covenants for our debt instruments.

Finance Leases

The Company has entered into leases for vehicles and equipment that are accounted for as finance leases.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 6. STOCKHOLDERS’ EQUITY

Our amended and restated articles of incorporation provide that our authorized capital stock will consist of 450,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share. As of June 30, 2022, we have 37,121,715 shares of common stock and zero shares of preferred stock outstanding.

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

Share repurchase program

During 2019, the board of directors approved a share repurchase program that will permit the Company to repurchase up to $50.0 million of the Company’s shares of common stock. The board approved extending this share buyback program to August 11, 2023. As of  June 30, 2022, $47.2 million of the $50.0 million authorized by the board of directors is still available for repurchasing of the Company's shares of common stock.

NOTE 7. WRITE-DOWNS AND OTHER CHARGES

The Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) include various transactions, such as loss on disposal or impairment of long-lived assets and fair value adjustments to contingent consideration that have been classified as write-downs and other charges.

During the three months ended  June 30, 2022, the Company recognized $0.3 million in write-downs and other charges primarily related to the disposal of long-lived assets. During the three months ended  June 30, 2021, the Company recognized $0.1 million in write-downs and other charges primarily related to the disposal of long-lived assets.

During the six months ended June 30, 2022, the Company recognized $0.4 million in write-downs and other charges primarily related to the disposal of long-lived assets. During the six months ended June 30, 2021, the Company recognized $0.8 million in write-downs and other charges primarily related to the full impairment of intangible assets (the Company used level 3 fair value inputs based on projected cash flows).

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

Three Months Ended June 30, 2022
Numerator:
Net income	$1,542
Net income attributable to participating securities	$89
Net income attributable to common stock	$1,453

Denominator:
Weighted average of common shares outstanding	$36,998
Potential dilutive effect of stock options	$-
Weighted average of common shares outstanding	$36,998

There were 2,259,427 participating securities included in the calculation of EPS for the three months ended June 30, 2022. There were no potentially dilutive securities included in the calculation of EPS for the six months ended June 30, 2022 and the three and six months ended June 30, 2021 because the Company reported a net loss in each period.

Excluded from the calculation of diluted EPS for the three months ended   June 30, 2022  were 1,796,053 restricted shares, subject to performance vesting conditions that have not been yet met, and 1,162,088 underwater stock options. Excluded from the calculation of diluted EPS for the six months ended June 30, 2022 were 2,292,131 restricted shares and 38,395 stock options, as such securities were anti-dilutive.

Excluded from the calculation of diluted EPS for the three months ended  June 30, 2021 were 1,630,927 restricted shares and 428,373 stock options, as such securities were anti-dilutive. Excluded from the calculation of diluted EPS for six months ended June 30, 2021 were 1,690,871 restricted shares and 240,045 stock options, as such securities were anti-dilutive.

NOTE 9. BENEFIT PLANS

The Company has established a 401(k) plan (the “401(k) Plan”) for its employees. The 401(k) Plan allows employees to contribute a portion of their earnings, and the Company may match a percentage of the contributions on a discretionary basis. The expense associated with the 401(k) Plan for the three months ended June 30, 2022 and 2021 was $0.4 million and $0.3 million, respectively. The expense associated with the 401(k) Plan for the six months ended June 30, 2022 and 2021 was $1.0 million and $0.7 million, respectively.

On  April 28, 2014, the board of directors of the Company approved the 2014 Long-Term Incentive Plan (“LTIP”). Under the LTIP, the Company is authorized to grant nonqualified stock options, rights to purchase shares of common stock, restricted stock, restricted stock units and other awards to be settled in, or based upon, shares of common stock to persons who are directors and employees of and consultants to the Company or any of its subsidiaries on the date of the grant. The LTIP will terminate ten years after approval by the board. Subject to adjustments in connection with certain changes in capitalization, the maximum number of shares of common stock that  may be delivered pursuant to awards under the LTIP is 2,253,735. As of June 30, 2022, 423,268 shares remain available for issuance; however, these will not be issued and awards granted by the Company in the future are expected to be from the Omnibus Incentive Plan only.

On January 16, 2018, our board adopted and our stockholders approved the 2018 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) pursuant to which equity-based and cash incentives may be granted to participating employees, directors and consultants. On May 8, 2020, the board of directors of the Company approved an amendment to the 2018 Plan to increase the number of shares of Common Stock authorized for issuance thereunder from 1,607,389 shares to 4,607,389 shares, an increase of 3,000,000 shares (the “2020 Plan Amendment”), which was approved by the stockholders on July 1, 2020 at the 2020 Annual Meeting of Stockholders.

On April 28, 2022, the board of directors of the Company approved an amendment to the 2018 Plan, as amended by the 2020 Plan Amendment, to increase the number of shares of Common Stock authorized for issuance thereunder from 4,607,389 shares to 9,607,389 shares, an increase of 5,000,000 shares (the “2022 Plan Amendment”), subject to stockholder approval at the 2022 Annual Meeting of Stockholders. On July 1, 2022, the stockholders approved the 2022 Plan Amendment increasing the total pool of shares of the Company’s Common Stock pursuant to the 2022 Plan Amendment to 9,607,389 million shares.

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

We recognize stock-based compensation on a straight-line basis over the vesting period for time based awards and we recognize the expense for awards with market conditions over the service period derived from the related valuation. As of June 30, 2022, there was no unrecognized compensation expense associated with stock options, $2.8 million was associated with restricted stock and restricted stock units, and $5.4 million with phantom stock units. The unrecognized compensation expense associated with restricted and phantom stock units is expected to be recognized over a 1.4 and 1.6 year weighted average period, respectively.

Stock Options

The Company calculates the grant date fair value of stock options that vest over a service period using the Black Scholes model. For stock options and other stock awards that contain a market condition related to the return on investment that the Company’s stockholders achieve or obtaining a certain stock price, the awards are valued using a lattice-based valuation model. The assumptions used in these calculations are the expected dividend yield, expected volatility, risk-free interest rate and expected term (in years). Expected volatilities are based on implied volatilities from comparable companies. The risk-free rate is based on the U.S. Treasury yield curve for a term equivalent to the estimated time to liquidity. There were no options granted during the three and six months ended June 30, 2022.

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

All other option awards are eligible to vest upon the satisfaction of certain performance conditions (collectively, “Performance Options”). These performance conditions included the achievement of investor returns or common stock trading prices. These performance conditions were achieved in October of 2018 for all Performance Options that have been granted and there are currently 493,104 Performance Options exercisable and outstanding.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

A summary of the changes in stock options outstanding during the six months ended June 30, 2022, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2021	1,244,073	$9.14	3.4	$193
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Canceled or forfeited	(81,985)	$10.51	-	$-
Options outstanding as of June 30, 2022	1,162,088	$9.05	2.9	$-
Options exercisable as of June 30, 2022	1,162,088	$9.05	2.9	$-

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

A summary of the changes in restricted stock and restricted stock units outstanding during the six months ended June 30, 2022, is as follows:

	Shares Outstanding	Weighted Average Grant Date Fair Value (per share)
Restricted Stock and Restricted Stock Units Outstanding as of December 31, 2021	1,934,876	$8.25
Granted	107,301	$7.48
Vested	(179,296)	$12.81
Canceled or forfeited	(35,641)	$8.99
Restricted Stock and Restricted Stock Units Outstanding as of June 30, 2022	1,827,240	$7.74

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

A summary of the changes in phantom stock outstanding during the six months ended June 30, 2022 is as follows:

	Shares Outstanding	Weighted Average Grant Date Fair Value (per share)
Phantom Stock Outstanding as of December 31, 2021	2,253,400	$6.47
Granted	2,669	$7.87
Vested	-	$-
Canceled or forfeited	(49,208)	$6.19
Phantom stock outstanding as of June 30, 2022	2,206,861	$6.48

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 11. INCOME TAXES

The Company's effective income tax rate for the three months ended  June 30, 2022, was an expense of 7.3%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended June 30, 2022, is primarily due to changes in our valuation allowance on deferred tax assets. The Company's effective income tax rate for the three months ended June 30, 2021, was an expense of 6.9%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended June 30, 2021 was primarily due to changes in our valuation allowance on deferred tax assets.

The Company's effective income tax rate for the six months ended  June 30, 2022, was an expense of 5.6%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended June 30, 2022, is primarily due to changes in our valuation allowance on deferred tax assets. The Company's effective income tax rate for the six months ended June 30, 2021, was an expense of 5.4%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended June 30, 2021 was primarily due to changes in our valuation allowance on deferred tax assets.

The Company entered into an indemnification agreement with the prior owners of Cadillac Jack (acquired in May of 2015) whereby the prior owners have agreed to indemnify the Company for changes in tax positions by taxing authorities for periods prior to the acquisition.

As of June 30, 2022, statute of limitations has lapsed for all uncertain tax positions covered by the indemnification agreement, accordingly, no indemnification receivable is recorded in other assets in the financial statements and no change was recognized in the indemnification receivable during the three and six months ended June 30, 2022. During the three and six months ended June 30, 2021, the Company recognized an increase of less than $0.1 million in the indemnification receivable and related benefits in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for accrued interest on unrecognized tax benefits.

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

In  January 2021, we obtained the results of an audit conducted by the Alabama Department of Revenue ("ADOR"), in which the ADOR assessed $3.3 million including interest in unpaid state and local rental taxes. The audit period covered from  May 2016 through  August 2019. The ADOR claims that our participation revenue and licensing fees with an Indian Tribe entity in the state of Alabama constitute a lease rental payment and are deemed taxable in nature. They claim that because such gross rental receipts are generally imposed on the lessor, such receipts should be taxable even in situations involving Indian Tribe lessees. We believe that we were not required to collect and remit Alabama state lease/rental tax on our leases of EGMs in the state as those leases are on federally designated Indian reservation land and because federal Indian trading laws and Indian gaming laws, as well as the U.S. Constitution, preempt application of the rental tax to these transactions with the Indian Tribe. As of June 30, 2022, we have not accrued the amount noted above or any additional amounts of rental tax in Alabama as we do not believe this loss is probable of payment. We plan to dispute the audit findings in the state of Alabama and in accordance with applicable state and local tax procedures and ADOR rules.

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

The following provides financial information concerning our reportable segments for the three and six months ended June 30, 2022 and 2021 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues by segment
EGM	$70,467	$61,193	$137,373	$111,711
Table Products	3,514	2,830	6,994	5,586
Interactive	2,603	2,814	5,074	4,899
Total Revenues	76,584	66,837	149,441	122,196
Adjusted EBITDA by segment
EGM	31,564	29,453	61,759	53,856
Table Products	2,021	1,448	3,850	2,859
Interactive	545	1,202	1,287	1,710
Subtotal	34,130	32,103	66,896	58,425
Write-downs and other:
Loss on disposal of long-lived assets	323	120	416	191
Impairment of long-lived assets	19	-	19	653
Fair value adjustments to contingent consideration	-	(56)	-	(56)
Depreciation and amortization	19,160	18,611	38,029	37,019
Interest expense, net of interest income and other	8,150	11,060	17,406	21,900
Loss on extinguishment and modification of debt	-	-	8,549	-
Other adjustments	301	717	412	679
Other non-cash charges	2,108	2,053	4,298	4,234
Non-cash stock-based compensation	2,406	3,230	8,231	4,862
Income (loss) before income taxes	$1,663	$(3,632)	$(10,464)	$(11,057)

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

Our results of operations for the six months ended June 30, 2022 included the operating results of the Lucky Lucky installed base, the amounts of which were not material. It is not practicable to provide pro forma statements of operations giving effect to the Lucky Lucky acquisition as if it had been completed at an earlier date. This is due to the lack of historical financial information sufficient to produce such pro forma statements given that the Company purchased specific assets from the sellers that were not segregated in the seller’s financial records and for which separate carve-out financial statements were not produced.

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

Overview

We are a leading designer and supplier of EGMs and other products and services for the gaming industry. We operate our business in three distinct segments: EGMs, Table Products and Interactive. Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line. Founded in 2005, we historically focused on supplying EGMs, including slot machines, video bingo machines, and other electronic gaming devices, to the Native American gaming market. Since 2014, we have expanded our product line-up to include: (i) Class III EGMs for commercial and Native American casinos permitted to operate Class III EGMs, (ii) table game products and (iii) interactive products, all of which we believe provide us with growth opportunities as we expand in markets where we currently have limited or no presence. For the six months ended June 30, 2022, approximately 73% of our total revenue was generated through recurring contracted lease agreements whereby we place EGMs and table game products at our customers’ gaming facilities under either a revenue sharing agreement (we receive a percentage of the revenues that these products generate) or fee-per-day agreement (we receive a daily or monthly fixed fee per EGM or table game product), or recurring revenue from our Interactive gaming operations.

EGM Segment

EGMs constitute our largest segment, representing approximately 92% of our revenue for the six months ended June 30, 2022. We have a library of proprietary game titles that we deliver on several state-of-the-art EGM cabinets. These include our premium lease-only cabinets Orion Starwall, Orion Curve Premium, Orion Rise, and Big Red ("Colossal Diamonds"). Also, our core cabinets that are available for sale and lease include the Orion Portrait, Orion Slant, Orion Curve, Orion Upright and ICON. In addition to providing complete EGM units, we offer conversion kits, which are essentially software containing new games that allow existing game titles to be converted to other game titles offered within that operating platform.

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

Table Products

In addition to our existing portfolio of EGMs, we also offer our customers more than 60 unique table product offerings, including live felt table games, side bet offerings, progressives, card shufflers, signage, and other ancillary table game equipment. Our table products are designed to enhance the table games section of the casino floor (commonly known as “the pit”). Over the past 10 years, there has been a trend of introducing side bets on blackjack tables to increase the game’s overall hold. Our table products segment offers a full suite of side bets and specialty table games that capitalize on this trend, and we believe that this segment will serve as an important growth engine for the Company, including by generating further cross-selling opportunities with our EGM offerings. As of June 30, 2022, we had an installed base of 5,765 table products domestically and internationally and we believe we are presently a leading supplier of table products to the gaming industry based on number of products placed.

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

The factors above were significantly affected by the COVID-19 pandemic in fiscal year 2021. Specifically, gaming operations revenue and equipment sales decreased during the period ended June 30, 2021, as a result of customers operating at limited capacity and other restrictions. Our EGM and Table Products segment operating results were disrupted due to customers operating at limited capacity and other restrictions in the prior year. As of June 30, 2022, all of the Company's customers have reopened; there are still some customers who have reopened at limited capacity and are operating under various restrictions.

In June 2022, the United States Supreme Court issued a ruling siding with certain Tribes in Texas (the Tribes at issue are the Ysleta del Sur and Alabama and Coushatta Indian Tribes of Texas, which operate the Speaking Rock and Naskila Gaming facilities, respectively) to allow bingo gaming on their Tribal lands, without regulatory oversight from the State of Texas. The Court's ruling determined that these Texas Tribes have the autonomy to regulate electronic bingo games on their lands, in compliance with the Indian Gaming Regulatory Act ("IGRA") like most other Tribes in the United States, regardless of the state's rules on bingo, which is permitted in the State of Texas. While the federal government agreed with the Tribes' position, the State of Texas did not. We believe that this ruling decreases the risk of these customer locations being shut down and may provide for additional placements of our product at their locations.

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

Results of Operations

Three Months Ended June 30, 2022 compared to the Three Months Ended June 30, 2021

The following tables set forth certain selected condensed consolidated financial data for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		$	%
	2022	2021	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$56,640	$55,039	$1,601	2.9%
Equipment sales	19,944	11,798	8,146	69.0%
Total revenues	76,584	66,837	9,747	14.6%
Operating expenses
Cost of gaming operations	10,868	9,677	1,191	12.3%
Cost of equipment sales	10,386	5,748	4,638	80.7%
Selling, general and administrative	15,975	16,300	(325)	(2.0)%
Research and development	10,040	9,009	1,031	11.4%
Write-downs and other charges	342	64	278	434.4%
Depreciation and amortization	19,160	18,611	549	2.9%
Total operating expenses	66,771	59,409	7,362	12.4%
Income from operations	9,813	7,428	2,385	32.1%
Other expense (income)
Interest expense	8,087	11,517	(3,430)	(29.8)%
Interest income	(214)	(276)	62	(22.5)%
Other (income) expense	277	(181)	458	(253.0)%
Income (loss) before income taxes	1,663	(3,632)	5,295	(145.8)%
Income tax expense	(121)	(251)	130	(51.8)%
Net income (loss)	$1,542	$(3,883)	$5,425	(139.7)%

Revenues

Gaming Operations.

Gaming operations revenue increased primarily due to an increase in our EGM segment. EGM RPD increased 5.6% compared to the prior year from $23.47 per day to $24.79 per day.  As of June 30, 2022, all of the Company's customers have reopened; there are still some customers who have reopened at limited capacity and are operating under various restrictions in response to the ongoing COVID-19 pandemic. The increase in gaming operations revenue is also attributable to an increase in our domestic EGM installed base year over year, offset by a decrease in our international EGM installed base due primarily to our strategic decision to wind down our modest Philippines operation given the ongoing COVID-related challenges facing the market. Our installed base in Mexico also decreased due to some casino closures as well as the imposition of a new gaming taxes in one Mexican state that compelled casino operators to remove units. The increase in gaming operations revenue is also attributable to a $0.7 million increase in Table Products revenue related to an increase in our installed base as well as with our acquisition of Lucky Lucky, offset by a $0.2 million decrease in our Interactive segment.

Equipment Sales.

The increase in equipment sales was primarily due to an increase of 321 EGMs sold year over year. We sold 934 EGM units during the three months ended June 30, 2022, compared to 613 EGM units in the prior year period.

Operating Expenses

Cost of gaming operations. The increase in the cost of gaming operations was the result of increased in-field service-related expenses and related costs of $0.7 million and a $0.2 million increase in direct expenses and related costs compared to the prior year period due to increased activity and headcount. As a percentage of gaming operations revenue, costs of gaming operations was 19.2% for the three months ended June 30, 2022 compared to 17.6% for the prior year period.

Cost of Equipment Sales. The increase in cost of equipment sales is attributable to the increase in the number of units sold compared to the prior year period. As a percentage of equipment sales revenue, costs of equipment sales was 52.1% for the three months ended June 30, 2022 compared to 48.7% for the prior year period, which fluctuated year over year primarily due to increased product costs.

Selling, general and administrative. The decrease in selling, general and administrative expenses is primarily due to a $1.5 million decrease in non-cash stock-based compensation, partially offset by an increase in marketing costs of $0.8 million and an increase in salaries and benefits of $0.3 million.

Research and development. The increase in research and development expense is primarily due to a $0.7 million increase in non-cash stock-based compensation and a $0.5 million increase in professional fees. The remaining increase is primarily attributable to operational and support costs ramping to support our growing research and development resources.

Write-downs and other charges. During the three months ended June 30, 2022, the Company recognized $0.3 million in write-downs and other charges primarily related to the disposal of long-lived assets. During the three months ended June 30, 2021, the Company recognized $0.1 million in write-downs and other charges primarily related to impairment of internally developed gaming titles.

Depreciation and amortization. The increase was predominantly due to a $0.6 million increase in amortization expense driven by additional software placed into service and intangible assets purchased in the Lucky Lucky acquisition.

Other Expense (Income), net

Interest expense. The decrease in interest expense is predominantly attributable to entering into the Amended Credit Agreement, which decreased the amount outstanding on the term loan borrowing facility, as well as resulted in a decreased interest rate. See Item 1. "Financial Statements" Note 5. "Long-Term Debt" for a detailed discussion regarding long-term debt.

Other expense. The increase is predominantly attributed to the effect of foreign currency fluctuation on trade payables and receivables denominated in foreign currencies.

Income Taxes. The Company's effective income tax rate for the three months ended June 30, 2022, was an expense of 7.3%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended June 30, 2022, is primarily due to changes in our valuation allowance on deferred tax assets. The Company's effective income tax rate for the three months ended June 30, 2021, was an expense of 6.9%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended June 30, 2021 was primarily due to changes in our valuation allowance on deferred tax assets.

Results of Operations

Six Months Ended June 30, 2022 compared to the Six Months Ended June 30, 2021

The following tables set forth certain selected condensed consolidated financial data for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,		$	%
	2022	2021	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$109,804	$99,455	$10,349	10.4%
Equipment sales	39,637	22,741	16,896	74.3%
Total revenues	149,441	122,196	27,245	22.3%
Operating expenses
Cost of gaming operations	21,137	18,353	2,784	15.2%
Cost of equipment sales	20,173	9,216	10,957	118.9%
Selling, general and administrative	33,926	28,908	5,018	17.4%
Research and development	20,250	17,069	3,181	18.6%
Write-downs and other charges	435	788	(353)	(44.8)%
Depreciation and amortization	38,029	37,019	1,010	2.7%
Total operating expenses	133,950	111,353	22,597	20.3%
Income from operations	15,491	10,843	4,648	42.9%
Other expense (income)
Interest expense	17,560	22,498	(4,938)	(21.9)%
Interest income	(423)	(564)	141	(25.0)%
Loss on extinguishment and modification of debt	8,549	-	8,549	100.0%
Other expense (income)	269	(34)	303	(891.2)%
Loss before income taxes	(10,464)	(11,057)	593	(5.4)%
Income tax expense	(588)	(596)	8	(1.3)%
Net loss	$(11,052)	$(11,653)	$601	(5.2)%

Revenues

Gaming Operations.

Gaming operations revenue increased primarily due to an increase in our EGM segment. EGM RPD increased 13.2% compared to the prior year from $21.16 per day to $23.95 per day. As of June 30, 2022, all of the Company's customers have reopened; there are still some customers who have reopened at limited capacity and are operating under various restrictions in response to the ongoing COVID-19 pandemic. The increase in gaming operations revenue is also attributable to an increase in our domestic EGM installed base year over year, offset by a decrease in our international EGM installed base due primarily to our strategic decision to wind down our modest Philippines operation given the ongoing COVID-related challenges facing the market. Our installed base in Mexico also decreased due to some casino closures as well as the imposition of a new gaming taxes in one Mexican state that compelled casino operators to remove units. The increase in gaming operations revenue is also attributable to a $1.4 million increase in Table Products revenue related to an increase in our installed base as well as with our acquisition of Lucky Lucky, and a $0.2 million increase in our Interactive segment, primarily related to an increase in our RMG revenues.

Equipment Sales.

The increase in equipment sales was primarily due to an increase of 987 EGMs sold year over year. We sold 1,889 EGM units during the six months ended June 30, 2022, compared to 902 EGM units in the prior year period. EGM equipment sales revenue also includes revenue from the sale of 429 previously leased, lower yielding units to a distributor in the prior year period, which are not included in our sold unit count or domestic average sales price.

Operating Expenses

Cost of gaming operations. The increase in the cost of gaming operations was the result of increased in field service-related expenses and related costs of $1.7 million and a $0.4 million increase in direct expenses and related costs compared to the prior year period due to increased activity and headcount. As a percentage of gaming operations revenue, costs of gaming operations was 19.2% for the six months ended June 30, 2022 compared to 18.5% for the prior year period.

Cost of Equipment Sales. The increase in cost of equipment sales is attributable to the increase in the number of units sold compared to the prior year period, partially offset by the sale of 429 previously leased units to distributors in the prior year period. As a percentage of equipment sales revenue, costs of equipment sales was 50.9% for the six months ended June 30, 2022 compared to 40.5% for the prior year period, which fluctuated year over year primarily due to the difference in the cost of previously leased units sold in the prior year period, which had a lower net book value than our average new EGM units.

Selling, general and administrative. The increase in selling, general and administrative expenses is primarily due to a $3.2 million increase in non-cash stock-based compensation, a $0.7 million increase in marketing costs, and a $0.2 million increase in salaries and benefits. The remaining $0.9 million increase is primarily attributable to operational and support cost to maintain our current operations and our increased number of personnel.

Research and development. The increase in research and development expense is primarily due to a $1.8 million increase in salaries and benefits, and a $0.7 million increase in professional fees. The remaining $0.7 million increase is primarily attributable to operational and support costs ramping to support our growing research and development resources.

Write-downs and other charges. During the six months ended June 30, 2022, the Company recognized $0.4 million in write-downs and other charges primarily related to the disposal of long-lived assets. During the six months ended June 30, 2021, the Company recognized $0.7 million in write-downs and other charges primarily related to impairment of internally developed gaming titles.

Depreciation and amortization. The increase was predominantly due to a $0.7 million increase in amortization expense related to intangible assets purchased in the Lucky Lucky acquisition as well as additional software assets placed into service. The increase was also due to an increase in depreciation expense of $0.3 million driven by purchases of property and equipment.

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

Other expense. The increase is predominantly attributed to the effect of foreign currency fluctuation on trade payables and receivables denominated in foreign currencies.

Income Taxes. The Company's effective income tax rate for the six months ended June 30, 2022, was an expense of 5.6%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the six months ended June 30, 2022, is primarily due to changes in our valuation allowance on deferred tax assets. The Company's effective income tax rate for the six months ended June 30, 2021, was an expense of 5.4%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the six months ended June 30, 2021 was primarily due to changes in our valuation allowance on deferred tax assets.

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

Our definition of Adjusted Expenses allows us to add back certain non-cash charges that are deducted in calculating net income (loss) and to deduct certain gains that are included in calculating net income (loss). However, these expenses and gains vary greatly, and are difficult to predict. They can represent the effect of long-term strategies as opposed to short-term results. In addition, in the case of charges or expenses, these items can represent the reduction of cash that could be used for other corporate purposes.

Due to these limitations, we rely primarily on our GAAP cost of gaming operations, cost of equipment sales, selling, general and administrative costs and research and development costs and use each of the Adjusted Expenses only supplementally.

The tables below present each of the Adjusted Expenses and include a reconciliation to the nearest GAAP measure.

Electronic Gaming Machines

Three Months Ended June 30, 2022 compared to the Three Months Ended June 30, 2021

	Three Months Ended June 30,		$	%
(amounts in thousands, except unit data)	2022	2021	Change	Change
EGM segment revenues:
Gaming operations	$50,538	$49,432	$1,106	2.2%
Equipment sales	19,929	11,761	8,168	69.4%
Total EGM revenues	70,467	61,193	9,274	15.2%

EGM segment expenses and adjusted expenses:
Cost of gaming operations(1)	10,048	8,999	1,049	11.7%
Less: Adjustments(2)	574	487	87	17.9%
Adjusted cost of gaming operations	9,474	8,512	962	11.3%

Cost of equipment sales	10,376	5,743	4,633	80.7%

Selling, general and administrative	14,538	14,934	(396)	(2.7)%
Less: Adjustments(3)	1,273	3,149	(1,876)	(59.6)%
Adjusted cost of selling, general and administrative	13,265	11,785	1,480	12.6%

Research and development	8,572	7,832	740	9.4%
Less: Adjustments(4)	1,217	522	695	133.1%
Adjusted cost of research and development	7,355	7,310	45	0.6%

Accretion of placement fees	1,567	1,610	(43)	(2.7)%

EGM Adjusted EBITDA	$31,564	$29,453	$2,111	7.2%

EGM unit information:
Class II	11,233	11,317	(84)	(0.7)%
Class III	4,794	4,129	665	16.1%
Domestic installed base, end of period	16,027	15,446	581	3.8%
International installed base, end of period	6,769	7,879	(1,110)	(14.1)%
Total installed base, end of period	22,796	23,325	(529)	(2.3)%

Installed base - Oklahoma	7,880	8,054	(174)	(2.2)%
Installed base - non-Oklahoma	8,147	7,392	755	10.2%
Domestic installed base, end of period	16,027	15,446	581	3.8%

Domestic revenue per day	$32.55	$33.11	$(0.56)	(1.7)%
International revenue per day	$6.69	$4.66	$2.03	43.6%
Total revenue per day	$24.79	$23.47	$1.32	5.6%

Domestic EGM units Sold	858	613	245	40.0%
Total EGM units Sold	934	613	321	52.4%
Domestic average sales price	$19,938	$16,902	$3,036	18.0%

(1)	Exclusive of depreciation and amortization.
(2)	Adjustments to cost of gaming operation include non-cash stock compensation expense, non-cash charges on capitalized installation and delivery and other adjustments.
(3)

Adjustments to selling, general and administrative expense include non-cash stock compensation expense, acquisitions and integration related costs including restructuring and severance, legal and litigation expenses including settlement payments and other adjustments.

(4)	Adjustments to research and development costs include non-cash stock compensation expense.

Gaming Operations Revenue

Gaming operations revenue increased primarily due to an increase in EGM RPD of 5.6% compared to the prior year from $23.47 per day to $24.79 per day. As of June 30, 2022, all of the Company's customers have reopened; there are still some customers who have reopened at limited capacity and are operating under various restrictions in response to the ongoing COVID-19 pandemic. The increase in gaming operations revenue is also attributable to an increase in our domestic EGM installed base year over year, offset by a decrease in our international EGM installed base due primarily to our strategic decision to wind down our modest Philippines operation given the ongoing COVID-related challenges facing the market. Our installed base in Mexico also decreased due to some casino closures as well as the imposition of a new gaming taxes in one Mexican state that compelled casino operators to remove units.

Equipment Sales

The increase in equipment sales was primarily due to an increase of 321 EGMs sold year over year. We sold 934 EGM units during the three months ended June 30, 2022, compared to 613 EGM units in the prior year period. The increase is also due to an increase in domestic average sales price due to a higher mix of premium priced product in the current year.

EGM Adjusted EBITDA

EGM Adjusted EBITDA includes revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write-downs and other charges, accretion of placement fees, as well as other costs. See Item 1. “Financial Statements” Note 13. "Operating Segments" for further explanation of adjustments. The increase in EGM Adjusted EBITDA is attributable to the increase in revenue described above and cost of equipment sales, partially offset by an increase in operating expenses. EGM Adjusted EBITDA margin was 44.8% and 48.1% for the three months ended June 30, 2022 and 2021, respectively.

Electronic Gaming Machines

Six Months Ended June 30, 2022 compared to the Six Months Ended June 30, 2021

	Six Months Ended June 30,		$	%
(amounts in thousands except unit data)	2022	2021	Change	Change
EGM segment revenues:
Gaming operations	$97,834	$89,036	$8,798	9.9%
Equipment sales	39,539	22,675	16,864	74.4%
Total EGM revenues	137,373	111,711	25,662	23.0%

EGM segment expenses and adjusted expenses:
Cost of gaming operations(1)	19,434	16,931	2,503	14.8%
Less: Adjustments(2)	1,135	928	207	22.3%
Adjusted cost of gaming operations	18,299	16,003	2,296	14.3%

Cost of equipment sales	20,131	9,194	10,937	119.0%

Selling, general and administrative	31,083	26,292	4,791	18.2%
Less: Adjustments(3)	6,607	3,903	2,704	69.3%
Adjusted cost of selling, general and administrative	24,476	22,389	2,087	9.3%

Research and development	17,543	14,791	2,752	18.6%
Less: Adjustments(4)	1,637	1,206	431	35.7%
Adjusted cost of research and development	15,906	13,585	2,321	17.1%

Accretion of placement fees	3,198	3,316	(118)	(3.6)%

EGM Adjusted EBITDA	$61,759	$53,856	$7,903	14.7%

EGM unit information:
Class II	11,233	11,317	(84)	(0.7)%
Class III	4,794	4,129	665	16.1%
Domestic installed base, end of period	16,027	15,446	581	3.8%
International installed base, end of period	6,769	7,879	(1,110)	(14.1)%
Total installed base, end of period	22,796	23,325	(529)	(2.3)%

Installed base - Oklahoma	7,880	8,054	(174)	(2.2)%
Installed base - non-Oklahoma	8,147	7,392	755	10.2%
Domestic installed base, end of period	16,027	15,446	581	3.8%

Domestic revenue per day	$31.67	$30.08	$1.59	5.3%
International revenue per day	$6.42	$3.92	$2.50	63.8%
Total revenue per day	$23.95	$21.16	$2.79	13.2%

Domestic EGM units sold	1,795	902	893	99.0%
Total EGM units sold	1,889	902	987	109.4%
Domestic average sales price	$19,570	$17,100	$2,470	14.4%

(1)	Exclusive of depreciation and amortization.
(2)	Adjustments to cost of gaming operation include non-cash stock compensation expense, non-cash charges on capitalized installation and delivery and other adjustments.
(3)

Adjustments to selling, general and administrative expense include non-cash stock compensation expense, acquisitions and integration related costs including restructuring and severance, legal and litigation expenses including settlement payments and other adjustments.

(4)	Adjustments to research and development costs include non-cash stock compensation expense.

Gaming Operations Revenue

Gaming operations revenue increased primarily due to an increase in EGM RPD of 13.2% compared to the prior year from $21.16 per day to $23.95 per day. As of June 30, 2022, all of the Company's customers have reopened; there are still some customers who have reopened at limited capacity and are operating under various restrictions in response to the ongoing COVID-19 pandemic. The increase in gaming operations revenue is also attributable to an increase in our domestic EGM installed base year over year, offset by a decrease in our international EGM installed base due primarily to our strategic decision to wind down our modest Philippines operation given the ongoing COVID-related challenges facing the market. Our installed base in Mexico also decreased due to some casino closures as well as the imposition of a new gaming taxes in one Mexican state that compelled casino operators to remove units.

Equipment Sales

The increase in equipment sales was primarily due to an increase of 987 EGMs sold year over year. We sold 1,889 EGM units during the six months ended June 30, 2022, compared to 902 EGM units in the prior year period. The increase is also due to an increase in domestic average sales price due to a higher mix of premium priced product in the current year. EGM equipment sales revenue also includes revenue from the sale of 429 previously leased, lower yielding units to a distributor in the prior year period, which are not included in our sold unit count or domestic average sales price.

EGM Adjusted EBITDA

EGM Adjusted EBITDA includes revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write-downs and other charges, accretion of placement fees, as well as other costs. See Item 1. “Financial Statements” Note 13. "Operating Segments" for further explanation of adjustments. The increase in EGM Adjusted EBITDA is attributable to the increase in revenue described above and cost of equipment sales, partially offset by an increase in operating expenses. EGM Adjusted EBITDA margin was 45.0% and 48.2% for the six months ended June 30, 2022 and 2021, respectively.

Table Products

Three Months Ended June 30, 2022 compared to Three Months Ended June 30, 2021

	Three Months Ended June 30,		$	%
(amounts in thousands, except unit data)	2022	2021	Change	Change
Table Products segment revenues:
Gaming operations	$3,499	$2,793	$706	25.3%
Equipment sales	15	37	(22)	(59.5)%
Total Table Products revenues	3,514	2,830	684	24.2%

Table Products segment expenses and adjusted expenses:
Cost of gaming operations(1)	338	185	153	82.7%
Less: Adjustments(2)	70	73	(3)	(4.1)%
Adjusted cost of gaming operations	268	112	156	139.3%

Cost of equipment sales	10	5	5	100.0%

Selling, general and administrative	777	753	24	3.2%
Less: Adjustments(3)	60	77	(17)	(22.1)%
Adjusted cost of selling, general and administrative	717	676	41	6.1%

Research and development	513	611	(98)	(16.0)%
Less: Adjustments(4)	15	22	(7)	(31.8)%
Adjusted cost of research and development	498	589	(91)	(15.4)%

Table Products Adjusted EBITDA	$2,021	$1,448	$573	39.6%

Table Products unit information:
Table products installed base, end of period	5,765	4,458	1,307	29.3%
Average monthly lease price	$200	$207	$(7)	(3.4)%

(1)	Exclusive of depreciation and amortization.
(2)	Adjustments to cost of gaming operation include non-cash charges on capitalized installation and delivery.
(3)	Adjustments to selling, general and administrative expense include non-cash stock compensation expense, and other adjustments.
(4)	Adjustments to research and development costs include non-cash stock compensation expense.

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

Equipment Sales

The decrease in equipment sales is primarily due to a decrease in the sale of table game signs in the current period.

Tables Products Adjusted EBITDA

Table Products Adjusted EBITDA includes the revenues and operating expenses from the Table Products segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 13. "Operating Segments" for further explanation of adjustments. The increase in Table Products Adjusted EBITDA is attributable to the increase in gaming operations revenue, partially offset by an increase in operating expenses.

Table Products

Six Months Ended June 30, 2022 compared to Six Months Ended June 30, 2021

	Six Months Ended June 30,		$	%
(amounts in thousands, except unit data)	2022	2021	Change	Change
Table Products segment revenues:
Gaming operations	$6,896	$5,520	$1,376	24.9%
Equipment sales	98	66	32	48.5%
Total Table Products revenues	6,994	5,586	1,408	25.2%

Table Products segment expenses and adjusted expenses:
Cost of gaming operations(1)	752	408	344	84.3%
Less: Adjustments(2)	150	171	(21)	(12.3)%
Adjusted cost of gaming operations	602	237	365	154.0%

Cost of equipment sales	42	22	20	90.9%

Selling, general and administrative	1,643	1,378	265	19.2%
Less: Adjustments(3)	110	115	(5)	(4.3)%
Adjusted cost of selling, general and administrative	1,533	1,263	270	21.4%

Research and development	1,000	1,217	(217)	(17.8)%
Less: Adjustments(4)	33	12	21	175.0%
Adjusted cost of research and development	967	1,205	(238)	(19.8)%

Table Products Adjusted EBITDA	$3,850	$2,859	$991	34.7%

Table Products unit information:
Table products installed base, end of period	5,765	4,458	1,307	29.3%
Average monthly lease price	$208	$208	$-	0.0%

(1)	Exclusive of depreciation and amortization.
(2)	Adjustments to cost of gaming operation include non-cash charges on capitalized installation and delivery.
(3)	Adjustments to selling, general and administrative expense include non-cash stock compensation expense, and other adjustments.
(4)	Adjustments to research and development costs include non-cash stock compensation expense.

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

Tables Products Adjusted EBITDA

Table Products Adjusted EBITDA includes the revenues and operating expenses from the Table Products segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 13. "Operating Segments" for further explanation of adjustments. The increase in Table Products Adjusted EBITDA is attributable to the increase in gaming operations revenue, partially offset by an increase in operating expenses.

Interactive

Three Months Ended June 30, 2022 compared to Three Months Ended June 30, 2021

	Three Months Ended June 30,		$	%
(amounts in thousands)	2022	2021	Change	Change
Interactive segment revenue:
Social gaming revenue	$515	$580	$(65)	(11.2)%
Real-money gaming revenue	2,088	2,234	(146)	(6.5)%
Total Interactive revenue	2,603	2,814	(211)	(7.5)%

Interactive segment expenses and adjusted expenses:
Cost of gaming operations(1)	482	493	(11)	(2.2)%

Selling, general and administrative	660	613	47	7.7%
Less: Adjustments(2)	29	45	(16)	(35.6)%
Adjusted cost of selling, general and administrative	631	568	63	11.1%

Research and development	955	566	389	68.7%
Less: Adjustments(3)	10	15	(5)	(33.3)%
Adjusted cost of research and development	945	551	394	71.5%

Interactive Adjusted EBITDA	$545	$1,202	$(657)	(54.7)%

(1)	Exclusive of depreciation and amortization.
(2)	Adjustments to selling, general and administrative expense include non-cash stock compensation expense and legal and litigation expenses including settlement payments.
(3)	Adjustments to research and development costs include non-cash stock compensation expense.

Gaming Operations Revenue

The decrease in gaming operations revenue is primarily attributable to our decision to strategically refocus our resources on growth opportunities within the regulated North American RMG market and therefore we noted a decrease in RMG revenue of $0.3 million from international customers. The decrease in RMG revenue is offset against a $0.2 million increase in revenue from Canada and the US, primarily from the states of Michigan, New Jersey and Pennsylvania. The decrease in gaming operations revenue is also due to a $0.1 million decrease in social gaming revenue.

Interactive Adjusted EBITDA

Interactive Adjusted EBITDA includes the revenues and operating expenses from the Interactive segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 13. "Operating Segments" for further explanation of adjustments. The decrease in Interactive Adjusted EBITDA is primarily attributable to a decrease in revenues as described above, as well as increased operating expenses.

Interactive

Six Months Ended June 30, 2022 compared to Six Months Ended June 30, 2021

	Six Months Ended June 30,		$	%
(amounts in thousands)	2022	2021	Change	Change
Interactive segment revenue:
Social gaming revenue	$1,030	$1,289	$(259)	(20.1)%
Real-money gaming revenue	4,044	3,610	434	12.0%
Total Interactive revenue	5,074	4,899	175	3.6%

Interactive segment expenses and adjusted expenses:
Cost of gaming operations(1)	951	1,014	(63)	(6.2)%

Selling, general and administrative	1,200	1,238	(38)	(3.1)%
Less: Adjustments(2)	53	105	(52)	(49.5)%
Adjusted cost of selling, general and administrative	1,147	1,133	14	1.2%

Research and development	1,707	1,061	646	60.9%
Less: Adjustments(3)	18	19	(1)	(5.3)%
Adjusted cost of research and development	1,689	1,042	647	62.1%

Interactive Adjusted EBITDA	$1,287	$1,710	$(423)	(24.7)%

(1)	Exclusive of depreciation and amortization.
(2)	Adjustments to selling, general and administrative expense include non-cash stock compensation expense, legal and litigation expenses including settlement payments, and other adjustments.
(3)	Adjustments to research and development costs include non-cash stock compensation expense.

Gaming Operations Revenue

The increase in gaming operations revenue is primarily attributable to an increase of $0.4 million in RMG revenue in the current period primarily due to an increase in the number of customers and games year over year as well as the addition of our land-based content on the AxSys Games Marketplace platform. The increase in RMG is attributable to the increased revenue from Canada and the states of Michigan, New Jersey and Pennsylvania. The increase in gaming operations revenue is partially offset by a $0.3 million decrease in social gaming revenue in the current period.

Interactive Adjusted EBITDA

Interactive Adjusted EBITDA includes the revenues and operating expenses from the Interactive segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 13. "Operating Segments" for further explanation of adjustments. The decrease in Interactive Adjusted EBITDA is primarily attributable to an increase in operating expenses, partially offset by an increase in revenues as described above.

TOTAL ADJUSTED EBITDA RECONCILIATION TO NET INCOME (LOSS)

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

Total Adjusted EBITDA is not a presentation made in accordance with GAAP. Our use of the term total Adjusted EBITDA may vary from others in our industry. Total Adjusted EBITDA should not be considered as an alternative to operating income or net income (loss). Total Adjusted EBITDA has important limitations as an analytical tool, and you should not consider it in isolation or as a substitute for the analysis of our results as reported under GAAP.

Our definition of Adjusted EBITDA allows us to add back certain non-cash charges that are deducted in calculating net income (loss) and to deduct certain gains that are included in calculating net income (loss). However, these expenses and gains vary greatly, and are difficult to predict. They can represent the effect of long-term strategies as opposed to short-term results. In addition, in the case of charges or expenses, these items can represent the reduction of cash that could be used for other corporate purposes.

Due to these limitations, we rely primarily on our GAAP results, such as net income (loss), income from operations, EGM Adjusted EBITDA, Table Products Adjusted EBITDA or Interactive Adjusted EBITDA and use Total Adjusted EBITDA only supplementally.

The following tables reconcile net income (loss) to total Adjusted EBITDA (amounts in thousands):

Three Months Ended June 30, 2022 compared to the Three Months Ended June 30, 2021

	Three Months Ended June 30,		$	%
	2022	2021	Change	Change
Net income (loss)	$1,542	$(3,883)	$5,425	(139.7)%
Income tax expense	121	251	(130)	(51.8)%
Depreciation and amortization	19,160	18,611	549	2.9%
Interest expense, net of interest income and other	8,150	11,060	(2,910)	(26.3)%
Write-downs and other(1)	342	64	278	434.4%
Other adjustments(2)	301	717	(416)	(58.0)%
Other non-cash charges(3)	2,108	2,053	55	2.7%
Non-cash stock-based compensation(4)	2,406	3,230	(824)	(25.5)%
Total Adjusted EBITDA	$34,130	$32,103	$2,027	6.3%

(1)	Write-downs and other include items related to loss on disposal or impairment of long-lived assets and fair value adjustments to contingent consideration.
(2)	Other adjustments are primarily composed of the following:
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

(4)	Non-cash stock-based compensation includes non-cash compensation expense related to grants of options, restricted stock, and other equity awards.

The following tables reconcile net loss to total Adjusted EBITDA (amounts in thousands):

Six Months Ended June 30, 2022 compared to the Six Months Ended June 30, 2021

	Six Months Ended June 30,		$	%
	2022	2021	Change	Change
Net loss	$(11,052)	$(11,653)	$601	(5.2)%
Income tax expense	588	596	(8)	(1.3)%
Depreciation and amortization	38,029	37,019	1,010	2.7%
Interest expense, net of interest income and other	17,406	21,900	(4,494)	(20.5)%
Loss on extinguishment and modification of debt(1)	8,549	-	8,549	100.0%
Write-downs and other(2)	435	788	(353)	(44.8)%
Other adjustments(3)	412	679	(267)	(39.3)%
Other non-cash charges(4)	4,298	4,234	64	1.5%
Non-cash stock-based compensation(5)	8,231	4,862	3,369	69.3%
Total Adjusted EBITDA	$66,896	$58,425	$8,471	14.5%

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

As of June 30, 2022, the Company had $38.9 million in cash and cash equivalents and $40.0 million available to draw under its revolving credit facility. As of June 30, 2022, management believes that the Company has sufficient liquidity to fund its operating requirements and meet its obligations as they become due for at least the next twelve months after the financial statements are issued.

Indebtedness

First Lien Credit Facilities

For a detailed description of indebtedness, see Item 1. "Financial Statements" Note 5. "Long-Term Debt."

As of June 30, 2022, there were no required financial covenants for our debt instruments.

The following table summarizes our historical cash flows (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Cash Flow Information:
Net cash provided by operating activities	$34,904	$35,893	$(989)
Net cash used in investing activities	(34,858)	(21,379)	$(13,479)
Net cash used in financing activities	(56,170)	(7,525)	$(48,645)
Effect of exchange rates on cash and cash equivalents	1	10	$(9)
Net increase in cash, cash equivalents and restricted cash	$(56,123)	$6,999	$(63,122)

Operating activities

The decrease in cash provided by operating activities is attributable to a $6.9 million increase in use of cash related to assets and liabilities that relate to operation, which primarily is due to a $11.5 million increase in inventory, offset by $2.0 million decrease in deposits and other assets and a 1.5 million decrease in prepaid expenses. The decrease in cash provided by operating activities is offset by an improvement in our net loss adjusted for non-cash expenses that increased by $5.1 million.

Investing activities

The increase in cash used in investing activities was primarily due to an increase in cash used in business acquisitions of $4.8 million as described in Item 1. “Financial Statements” Note 14. “Acquisitions.” Cash used in investing activities also increased due to a $6.2 million increase in the purchase of property and equipment and to a $2.6 increase in software development expenditures.

Financing activities

The increase in cash used in financing activities of $48.6 million is primarily attributable to the reduction of debt principal and payment of related debt issuance costs in conjunction with our entering into The Amended Credit Agreement as described in Item 1. “Financial Statements” Note 5. "Long-Term Debt."

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

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021. There were no material changes to our policies during the six months ended June 30, 2022.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See related disclosure at Item 1. “Financial Statements” Note 1. “Description of the Business and Summary of Significant Accounting Policies.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates. Our primary exposure to market risk is interest rate risk associated with our long-term debt, which accrues interest at variable rates. Certain of our debt instruments accrue interest at SOFR subject to an interest rate floor plus an applicable margin rate. In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt and equity capital to sustain our operations. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. As of June 30, 2022, less than 1% of our debt were fixed-rate instruments. Assuming a constant outstanding balance for our variable-rate long term debt, a hypothetical 1% decrease in interest rates would decrease interest expense approximately $5.7 million over the next twelve months, while a hypothetical 1% increase in interest rates would increase interest expense approximately $5.7 million over the next twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by Item 1. "Legal Proceedings" is incorporated herein by reference from Note 12. “Commitments and Contingencies” of our notes to the condensed consolidated financial statements in this Report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

(a). Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate of Amended and Restated Articles of Incorporation of PlayAGS, Inc., effective January 29, 2018 (incorporated by reference to Exhibit 3.1 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 5, 2019).

3.2	Amended and Restated Bylaws of PlayAGS,Inc., Adopted January 29, 2018 (incorporated by reference to Exhibit 3.2 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 5, 2019).

4.1	Second Amendment to PlayAGS, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 4.1 to PlayAGS, Inc.’s Registration Statement on Form S-8 filed on July 19, 2022)

10.1	Incremental Assumption and Amendment Agreement, dated as of February 15, 2022, by and among AP Gaming Holdings, LLC, AP Gaming I, LLC, each subsidiary loan party listed on the signature pages thereof, Jefferies Finance LLC and the lenders party thereto (incorporated by reference to Exhibit 10.1 to PlayAGS, Inc.’s Current Report on Form 8-K filed on February 15, 2022).

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.IN	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contains in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PlayAGS, Inc.

Date:	August 8, 2022	By:	/s/ KIMO AKIONA
		Name:	Kimo Akiona
		Title:	Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)