Form 10-Q
period 2022-09-30
PlayAGS, Inc.
filed 2022-11-08
CIK 1593548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarter ended September 30, 2022

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

As of November 3, 2022, there were 37,759,171 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLAYAGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$33,447	$94,977
Restricted cash	20	20
Accounts receivable, net of allowance of $2,099 and $1,993, respectively	58,051	49,426
Inventories	35,625	27,534
Prepaid expenses	6,730	4,878
Deposits and other	9,696	8,240
Total current assets	143,569	185,075
Property and equipment, net	79,386	74,916
Goodwill	287,106	285,546
Intangible assets	146,584	160,044
Deferred tax asset	7,342	7,333
Operating lease assets	11,653	12,503
Other assets	9,783	7,394
Total assets	$685,423	$732,811

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,274	$9,439
Accrued liabilities	35,667	39,165
Current maturities of long-term debt	6,090	6,877
Total current liabilities	60,031	55,481
Long-term debt	550,945	599,281
Deferred tax liability, non-current	3,476	2,653
Operating lease liabilities, long-term	10,960	11,871
Other long-term liabilities	15,788	21,954
Total liabilities	641,200	691,240
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock at $0.01 par value; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value; 450,000,000 shares authorized at September 30, 2022 and at December 31, 2021; and 37,704,806 and 36,943,770 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	377	369
Additional paid-in capital	405,116	392,161
Accumulated deficit	(355,666)	(344,889)
Accumulated other comprehensive loss	(5,604)	(6,070)
Total stockholders’ equity	44,223	41,571
Total liabilities and stockholders’ equity	$685,423	$732,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(amounts in thousands, except per share data)

 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Gaming operations	$56,592	$53,231	$166,396	$152,686
Equipment sales	$21,667	14,046	61,304	36,787
Total revenues	78,259	67,277	227,700	189,473
Operating expenses
Cost of gaming operations(1)	10,375	9,641	31,512	27,994
Cost of equipment sales(1)	11,857	6,805	32,030	16,021
Selling, general and administrative	16,955	15,913	50,881	44,821
Research and development	9,702	9,269	29,952	26,338
Write-downs and other charges	1,389	197	1,824	985
Depreciation and amortization	18,950	18,441	56,979	55,460
Total operating expenses	69,228	60,266	203,178	171,619
Income from operations	9,031	7,011	24,522	17,854
Other expense (income)
Interest expense	10,291	10,700	27,851	33,198
Interest income	(305)	(263)	(728)	(827)
Loss on extinguishment and modification of debt	-	-	8,549	-
Other expense (income)	445	1,126	714	1,092
Loss before income taxes	(1,400)	(4,552)	(11,864)	(15,609)
Income tax benefit (expense)	1,876	2,723	1,288	2,127
Net income (loss)	476	(1,829)	(10,576)	(13,482)
Foreign currency translation adjustment	23	(1,612)	466	(1,588)
Total comprehensive income (loss)	$499	$(3,441)	$(10,110)	$(15,070)

Basic and diluted income (loss) per common share:
Basic	$0.01	$(0.05)	(0.28)	$(0.37)
Diluted	$0.01	$(0.05)	$(0.28)	$(0.37)
Weighted average common shares outstanding:
Basic	37,244	36,725	37,116	36,608
Diluted	37,244	36,725	37,116	36,608

(1) exclusive of depreciation and amortization

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Common stock
Balance, beginning of period	$371	$367	$369	$364
Vesting of restricted stock	6	2	8	5
Balance of common stock, end of period	377	369	377	369
Additional paid-in capital
Balance, beginning of period	397,785	384,776	392,161	379,917
Stock-based compensation expense	4,946	3,712	10,572	8,574
Modification of liability awards to equity	2,391	-	2,391	-
Vesting of restricted stock	(6)	(2)	(8)	(5)
Balance of additional paid-in capital, end of period	405,116	388,486	405,116	388,486
Accumulated deficit
Balance, beginning of period	(355,951)	(333,853)	(344,889)	(321,412)
Net income (loss)	476	(1,829)	(10,576)	(13,482)
Restricted stock vesting and withholding	(191)	(117)	(201)	(905)
Balance of accumulated deficit, end of period	(355,666)	(335,799)	(355,666)	(335,799)
Accumulated other comprehensive loss
Balance, beginning of period	(5,627)	(5,062)	(6,070)	(5,086)
Foreign currency translation adjustment	23	(1,612)	466	(1,588)
Balance of accumulated other comprehensive loss, end of period	(5,604)	(6,674)	(5,604)	(6,674)
Total stockholders' equity	$44,223	$46,382	$44,223	$46,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(10,576)	$(13,482)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	56,979	55,460
Accretion of contract rights under development agreements and placement fees	4,790	4,916
Amortization of deferred loan costs and discount	2,167	3,439
Write-off of deferred loan costs and discount	1,586	-
Cash paid for debt prepayment penalties to prior debt holders	848	-
Stock-based compensation expense	10,572	8,856
Provision for bad debts	402	313
Disposal of long-lived assets	337	388
Impairment of assets	21	653
Fair value adjustment of contingent consideration	1,466	(56)
Provision for deferred income tax (benefit)	936	159
Changes in assets and liabilities that relate to operations:
Accounts receivable	(8,868)	(10,646)
Inventories	(6,856)	945
Prepaid expenses	(2,259)	(3,862)
Deposits and other	(1,266)	(3,565)
Other assets, non-current	(134)	3,054
Accounts payable and accrued liabilities	2,429	7,625
Net cash provided by operating activities	52,574	54,197
Cash flows from investing activities
Business acquisitions, net of cash acquired	(4,750)	-
Proceeds from payments on customer notes receivable	137	-
Software development and other expenditures	(15,439)	(11,329)
Proceeds from disposition of assets	15	35
Purchases of property and equipment	(34,484)	(24,938)
Net cash used in investing activities	(54,521)	(36,232)
Cash flows from financing activities
Repayment of prior first lien credit facilities	(521,215)	(4,040)
Repayment of first lien credit facilities	(2,876)	-
Repayment of incremental term loans	(93,575)	(713)
Payment of financed placement fee obligations	(3,917)	(3,690)
Proceeds from term loans	569,250	-
Payment of deferred loan costs	(4,838)	(848)
Payment of debt prepayment penalties to prior debt holders	(848)	-
Payments of previous acquisition obligation	(445)	(416)
Payments on finance leases and other obligations	(920)	(1,195)
Repurchase of stock	(201)	(905)
Net cash used in financing activities	(59,585)	(11,807)
Effect of exchange rates on cash and cash equivalents	2	(3)
Net increase in cash, cash equivalents and restricted cash	(61,530)	6,155
Cash, cash equivalents and restricted cash, beginning of period	94,997	81,709
Cash, cash equivalents and restricted cash, end of period	$33,467	$87,864

Supplemental cash flow information:
Non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$956	$3,042
Leased assets obtained in exchange for new finance lease liabilities	$354	$317

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

The following table disaggregates our revenues by type within each of our segments (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

EGM
Gaming operations	$50,233	$47,705	$148,067	$136,741
Equipment sales	21,387	13,895	60,926	36,570
Total	$71,620	$61,600	$208,993	$173,311

Table Products
Gaming operations	$3,756	$2,953	$10,652	$8,473
Equipment sales	280	151	378	217
Total	$4,036	$3,104	$11,030	$8,690

Interactive
Gaming Operations(1)	$2,603	$2,573	$7,677	$7,472

Total Revenue	$78,259	$67,277	$227,700	$189,473

(1) The Interactive gaming operations revenue includes both Social and Real Money Gaming revenue streams that were previously disclosed separately.

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

Revenue allocated to any undelivered performance obligations is recorded as a contract liability. The balance of our contract liabilities was not material as of  September 30, 2022 and December 31, 2021.

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

For the period ended  September 30, 2022, there was no material activity in allowance for credit losses.

Inventories

Inventories consist primarily of parts and supplies that are used to repair and maintain machinery and equipment as well as EGMs in production and finished goods held for sale. Inventories are stated at net realizable value. Cost of inventories is determined using the first-in, first-out (“FIFO”) method for all components of inventory. The Company regularly reviews inventory quantities and updates estimates for the net realizable value of inventories. This process includes examining the carrying values of parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose). Some of the factors involved in this analysis include the overall levels of the inventories, the current and projected sales levels for such products, the projected markets for such products and the costs required to sell the products, including refurbishment costs. Changes in the assumptions or estimates could materially affect the inventory carrying value. As of  September 30, 2022 and December 31, 2021, the value of raw material inventory was $30.4 million and $24.1 million, respectively. As of  September 30, 2022 and December 31, 2021, the value of finished goods inventory was $5.2 million and $3.4 million, respectively. There was no work in process material as of  September 30, 2022 and December 31, 2021.

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

The carrying values of the Company’s cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short-term maturities of these instruments. The fair value of our long-term debt is based on the quoted market prices for similar issues (Level 2 inputs). The following table presents the estimated fair value of our long-term debt as of  September 30, 2022 and  December 31, 2021 (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term Debt	$572,818	$536,316	$615,743	$613,706

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

On August 16, 2022, the Inflation Reduction Act ("IRA") was signed into law. The IRA, among other things, implements a 15% minimum tax on financial statement income of certain large corporations, a 1% excise tax on stock repurchases and extends, enhances, and creates several tax incentives to promote clean energy. While we continue to evaluate the IRA, at present, we do not believe it will have a material effect on our consolidated financial statements.

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

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Gaming equipment	$226,385	$196,748
Other property and equipment	22,681	23,973
Less: Accumulated depreciation	(169,680)	(145,805)
Property and equipment, net	$79,386	$74,916

Gaming equipment and other property and equipment are depreciated over the respective useful lives of the assets ranging from one to six years. Depreciation expense was $10.2 million and $9.5 million for the three months ended September 30, 2022 and 2021, respectively. Depreciation expense was $29.5 million and $28.5 million for the nine months ended September 30, 2022 and 2021, respectively.

1
2

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 3. GOODWILL AND INTANGIBLES

Changes in the carrying amount of goodwill are as follows (in thousands):

	Gross Carrying Amount
	EGM	Table Products	Interactive(1)	Total
December 31, 2021	$277,725	$7,821	$-	$285,546
Foreign currency adjustments	330	-	-	330
Acquisition	-	1,230	-	1,230
Balance at September 30, 2022	$278,055	$9,051	$-	$287,106

(1) Accumulated goodwill impairment charges for the Interactive segment as of  September 30, 2022 were $8.4 million.

Intangible assets consist of the following (in thousands):

		September 30, 2022			December 31, 2021
	Useful Life	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	(years)	Value	Amortization	Value	Value	Amortization	Value
Indefinite lived trade names	Indefinite	$12,126	$-	$12,126	$12,126	$-	$12,126
Trade and brand names	5 - 7	14,990	(14,677)	313	14,870	(14,495)	375
Customer relationships	5 - 12	219,146	(164,537)	54,609	218,247	(155,140)	63,107
Contract rights under development and placement fees	1 - 7	42,395	(22,288)	20,107	42,535	(17,639)	24,896
Gaming software and technology platforms	1 - 7	192,903	(142,421)	50,482	177,686	(126,182)	51,504
Intellectual property	10 - 12	21,845	(12,898)	8,947	19,345	(11,309)	8,036
Total intangible assets		$503,405	$(356,821)	$146,584	$484,809	$(324,765)	$160,044

Intangible assets are amortized over their respective estimated useful lives ranging from one to twelve years. Amortization expense related to intangible assets was $8.8 million and $9.0 million for the three months ended September 30, 2022 and 2021, respectively. Amortization expense related to intangible assets was $27.5 million and $27.0 million for the nine months ended September 30, 2022 and 2021, respectively.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We recorded no impairments for the nine months ended September 30, 2022. We recorded impairments related to internally developed gaming titles of $0.7 million for the nine months ended September 30, 2021, as it was determined by management that the gaming titles would no longer be used.

The Company enters into development agreements and placement fee agreements with certain customers to secure floor space under lease agreements for its gaming machines. Amounts paid in connection with the development agreements are repaid to the Company in accordance with the terms of the agreement, whereas placements fees are not reimbursed. Amounts paid against the placement fee agreements with payment terms greater than ninety days are disclosed in the Financing section of the Condensed Consolidated Statement of Cash Flows. Amounts paid for the placement fee agreements with the agreement terms less than ninety days, are disclosed in the Investing section of the Condensed Consolidated Statement of Cash Flows.

For development agreements in the form of a loan, interest income is recognized on the repayment of the notes based on the stated rate or, if not stated explicitly in the development agreement, on an imputed interest rate. If the stated interest rate is deemed to be other than a market rate or zero, a discount is recorded on the note receivable as a result of the difference between the stated and market rate and a corresponding intangible asset is recorded. The intangible asset is recognized in the financial statements as a contract right under development agreement and amortized as a reduction in revenue over the term of the agreement. Placement fees can be in the form of cash paid upfront or free lease periods and are accreted over the life of the contract and the expense is recorded as a reduction of revenue. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $1.6 million for the three months ended September 30, 2022 and 2021. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $4.8 million and $4.9 million for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 4. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Salary and payroll tax accrual	$12,990	$16,994
Taxes payable	3,973	4,016
Current portion of operating lease liability	2,231	2,137
License fee obligation	1,000	1,000
Placement fees payable	6,314	6,314
Accrued other	9,159	8,704
Total accrued liabilities	$35,667	$39,165

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 5. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30, 2022	December 31, 2021
First Lien Credit Facilities:
Term loans, interest at SOFR, subject to a 0.75% floor plus 4.0% (6.2% at September 30, 2022), net of unamortized discount and deferred loan costs of $15.8 million at September 30, 2022	$556,342	$-
Term loans, interest at LIBOR or base rate plus 3.5% (4.5% at December 31, 2021), net of unamortized discount and deferred loan costs of $4.0 million at December 31, 2021	-	517,247
Incremental term loans, interest at LIBOR or base rate plus 13.0% (14.0% at December 31, 2021), net of unamortized discount and deferred loan costs of $5.6 million at December 31, 2021	-	87,958
Finance leases	693	953
Total debt	557,035	606,158
Less: Current portion	(6,090)	(6,877)
Long-term debt	$550,945	$599,281

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

As of September 30, 2022, there were no required financial covenants for our debt instruments.

Finance Leases

The Company has entered into leases for vehicles and equipment that are accounted for as finance leases.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 6. STOCKHOLDERS’ EQUITY

Our amended and restated articles of incorporation provide that our authorized capital stock will consist of 450,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share. As of September 30, 2022, we have 37,704,806 shares of common stock and zero shares of preferred stock outstanding.

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

Share repurchase program

During 2019, the board of directors approved a share repurchase program that will permit the Company to repurchase up to $50.0 million of the Company’s shares of common stock. The board approved extending this share buyback program to August 11, 2023. As of  September 30, 2022, $47.0 million of the $50.0 million authorized by the board of directors is still available for repurchasing of the Company's shares of common stock.

NOTE 7. WRITE-DOWNS AND OTHER CHARGES

The Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) include various transactions, such as loss on disposal or impairment of long-lived assets and fair value adjustments to contingent consideration that have been classified as write-downs and other charges.

During the three months-ended September 30, 2022, the Company identified an error related to the fair value of adjustments to contingent consideration and recorded an adjustment of $1.5 million, of which approximately $1.2 million relates to  periods prior to January 1, 2022. The Company evaluated the impact of the error and concluded that prior periods were not materially misstated and the adjustment did not have a material impact to the current year financial statements. The adjustment was recorded in other long-term liabilities and had no effect on the Condensed Consolidated Statements of Cash Flows.

During the three months ended  September 30, 2022, the Company recognized $1.4 million in write-downs and other charges primarily related to a fair value adjustment to contingent consideration. During the three months ended  September 30, 2021, the Company recognized $0.2 million in write-downs and other charges primarily related to the disposal of long-lived assets.

During the nine months ended September 30, 2022, the Company recognized $1.8 million in write-downs and other charges primarily related to a fair value adjustment to contingent consideration. During the nine months ended September 30, 2021, the Company recognized $1.0 million in write-downs and other charges primarily related to the write-off of placement fee intangible assets associated with the sale of previously leased EGMs to distributors in the period.

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

Three Months Ended September 30, 2022
Numerator:
Net income	$476
Net income attributable to participating securities	$26
Net income attributable to common stock	$450

Denominator:
Weighted average of common shares outstanding	$37,244
Potential dilutive effect of stock options	$-
Weighted average of common shares outstanding	$37,244

There were 2,183,245 participating securities included in the calculation of EPS for the three months ended September 30, 2022. There were no potentially dilutive securities included in the calculation of EPS for the nine months ended September 30, 2022 and the three and nine months ended September 30, 2021 because the Company reported a net loss in each period.

Excluded from the calculation of diluted EPS for the three months ended   September 30, 2022  were 1,796,053 restricted shares, subject to performance vesting conditions that have not been yet met, and 1,162,088 underwater stock options. Excluded from the calculation of diluted EPS for the nine months ended September 30, 2022 were 2,252,439 restricted shares and 25,596 stock options, as such securities were anti-dilutive.

Excluded from the calculation of diluted EPS for the three months ended  September 30, 2021 were 1,648,609 restricted shares and 349,262 stock options, as such securities were anti-dilutive. Excluded from the calculation of diluted EPS for nine months ended September 30, 2021 were 1,714,827 restricted shares and 276,451 stock options, as such securities were anti-dilutive.

NOTE 9. BENEFIT PLANS

The Company has established a 401(k) plan (the “401(k) Plan”) for its employees. The 401(k) Plan allows employees to contribute a portion of their earnings, and the Company may match a percentage of the contributions on a discretionary basis. The expense associated with the 401(k) Plan for both the three months ended September 30, 2022 and 2021 was $0.4 million. The expense associated with the 401(k) Plan for the nine months ended September 30, 2022 and 2021 was $1.5 million and $1.2 million, respectively.

On  April 28, 2014, the board of directors of the Company approved the 2014 Long-Term Incentive Plan (“LTIP”). Under the LTIP, the Company is authorized to grant nonqualified stock options, rights to purchase shares of common stock, restricted stock, restricted stock units and other awards to be settled in, or based upon, shares of common stock to persons who are directors and employees of and consultants to the Company or any of its subsidiaries on the date of the grant. The LTIP will terminate ten years after approval by the board. Subject to adjustments in connection with certain changes in capitalization, the maximum number of shares of common stock that  may be delivered pursuant to awards under the LTIP is 2,253,735. As of September 30, 2022, 423,268 shares remain available for issuance; however, these will not be issued and awards granted by the Company in the future are expected to be from the Omnibus Incentive Plan only.

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

On April 28, 2022, the board of directors of the Company approved an amendment to the 2018 Plan, as amended by the 2020 Plan Amendment, to increase the number of shares of Common Stock authorized for issuance thereunder from 4,607,389 shares to 9,607,389 shares, an increase of 5,000,000 shares (the “2022 Plan Amendment”), which was approved by the stockholders on July 1, 2022 at the 2022 Annual Meeting of Stockholders. As a result of the 2022 Plan Amendment, awards that were previously accounted for as liability awards were reclassified to equity as they are expected to be settled with equity. Prior to the 2022 Plan Amendment, there were insufficient shares available to settle the liability awards with equity.

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

We recognize stock-based compensation on a straight-line basis over the vesting period for time-based awards and we recognize the expense for awards with market conditions over the service period derived from the related valuation. As of September 30, 2022, there was no unrecognized compensation expense associated with stock options, $2.4 million was associated with restricted stock and restricted stock units, and $3.2 million with phantom stock units. The unrecognized compensation expense associated with restricted and phantom stock units is expected to be recognized over a 1.4 and 2.0 year weighted average period, respectively.

Stock Options

The Company calculates the grant date fair value of stock options that vest over a service period using the Black Scholes model. For stock options and other stock awards that contain a market condition related to the return on investment that the Company’s stockholders achieve or obtaining a certain stock price, the awards are valued using a lattice-based valuation model. The assumptions used in these calculations are the expected dividend yield, expected volatility, risk-free interest rate and expected term (in years). Expected volatilities are based on implied volatilities from comparable companies. The risk-free rate is based on the U.S. Treasury yield curve for a term equivalent to the estimated time to liquidity. There were no options granted during the three and nine months ended September 30, 2022.

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

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

A summary of the changes in stock options outstanding during the nine months ended September 30, 2022, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2021	1,244,073	$9.14	3.4	$193
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Canceled or forfeited	(81,985)	$10.51	-	$-
Options outstanding as of September 30, 2022	1,162,088	$9.05	2.6	$-
Options exercisable as of September 30, 2022	1,162,088	$9.05	2.6	$-

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

A summary of the changes in restricted stock and restricted stock units outstanding during the nine months ended September 30, 2022, is as follows:

	Shares Outstanding	Weighted Average Grant Date Fair Value (per share)
Restricted Stock and Restricted Stock Units Outstanding as of December 31, 2021	1,934,876	$8.25
Granted	240,658	$5.99
Vested	(435,746)	$10.70
Canceled or forfeited	(40,617)	$9.14
Restricted Stock and Restricted Stock Units Outstanding as of September 30, 2022	1,699,171	$7.23

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

A summary of the changes in phantom stock outstanding during the nine months ended September 30, 2022 is as follows:

	Shares Outstanding	Weighted Average Grant Date Fair Value (per share)
Phantom Stock Outstanding as of December 31, 2021	2,253,400	$6.47
Granted	2,669	$7.87
Vested	(404,460)	$6.24
Canceled or forfeited	(73,739)	$6.28
Phantom stock outstanding as of September 30, 2022	1,777,870	$6.54

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 11. INCOME TAXES

The Company's effective income tax rate for the three months ended  September 30, 2022, was a benefit of 134.0%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended September 30, 2022, is primarily due to changes in our valuation allowance on deferred tax assets and the expiration of the applicable statute of limitations for certain uncertain tax positions. The Company's effective income tax rate for the three months ended September 30, 2021, was a benefit of 59.8%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended September 30, 2021 was primarily due to changes in our valuation allowance on deferred tax assets and the expiration of the applicable statute of limitations for certain uncertain tax positions.

The Company's effective income tax rate for the nine months ended  September 30, 2022, was a benefit of 10.9%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended September 30, 2022, is primarily due to changes in our valuation allowance on deferred tax assets and the expiration of the applicable statute of limitations for certain uncertain tax positions. The Company's effective income tax rate for the nine months ended September 30, 2021, was a benefit of 13.6%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended September 30, 2021 was primarily due to changes in our valuation allowance on deferred tax assets and the expiration of the applicable statute of limitations for certain uncertain tax positions.

As of   September 30, 2022, the statute of limitations has expired for all uncertain tax positions covered by the indemnification agreement with the prior owners of Cadillac Jack (acquired in May of 2015), accordingly, no indemnification receivable is recorded in other assets in the financial statements and no change was recognized in the indemnification receivable during the three and nine months ended   September 30, 2022. During the three and nine months ended September 30, 2021, the Company recognized a $0.8 million reduction in the indemnification receivable and related benefits in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) related to the expiration of the applicable statute of limitations on indemnified tax positions.

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

On October 28, 2020, the Court consolidated these three related putative class actions into In re PlayAGS, Inc. Securities Litigation and appointed OPPRS as lead plaintiff.  On January 11, 2021, the lead plaintiff filed an Amended Complaint in the consolidated action against the same set of defendants, again asserting claims (i) under Sections 10(b) and 20(a) of the Exchange Act, with an even larger putative class period ( May 3, 2018 through March 4, 2020), and (ii) under Sections 11, 12(a)(2) and 15 of the Securities Act on behalf of the same putative class as in OPPRS’s previous complaint. The Amended Complaint alleges that statements the defendants made about, among other things, the Company’s growth, financial performance, and forward-looking financial outlook were materially false or misleading because the Company omitted to state that, according to plaintiffs, its market strength was declining, its growth strategies were unsustainable, and it was experiencing challenges in the Oklahoma market. Plaintiffs claim that the purported class was injured when the common stock price declined after the alleged “truth” was revealed following release of the Company’s financial reports on August 7, 2019, November 7, 2019, and March 4, 2020. Plaintiffs also assert that the Company violated Regulation S-K Items 303 and 105 by failing to disclose these same alleged negative trends and significant risks in the registration materials for the Company’s secondary offerings. Unlike the previous complaints, the Amended Complaint does not allege false or misleading statements concerning the Company’s accounting for the iGaming reporting unit or the adequacy of the Company’s internal controls over financial reporting.

On February 23, 2021 the Court granted the lead plaintiff’s unopposed motion to file a Second Amended Complaint.  The Second Amended Complaint was filed on March 25, 2021 and asserts substantially the same claims as the Amended Complaint but extends the beginning of the putative class period back to January 26, 2018.  The defendants filed motions to dismiss the second amended complaint on May 24, 2021; the lead plaintiff filed its opposition papers on July 23, 2021, and the defendants filed their replies on September 13, 2021.  The motions to dismiss are now fully briefed and await the Court's decision; no oral argument has yet been scheduled.  The defendants believe the claims are without merit, and intend to defend vigorously against them, but there can be no assurances as to the outcome.

On March 18, 2022, a shareholder derivative lawsuit was filed in the United States District Court for the District of Nevada by putative stockholder Manjan Chowdhury, allegedly on behalf of the Company, that piggy-backs on the consolidated securities class action referenced above and currently pending before the same Court.  The derivative complaint names David Lopez, Kimo Akiona, and members of the Board as defendants, and generally alleges that they breached their fiduciary duties by causing or failing to prevent the same allegedly false and misleading statements asserted in the securities class action. The derivative complaint also alleges claims for contribution against Mr. Lopez and Mr. Akiona under Sections 10(b) and 21D of the Exchange Act.  On June 9, 2022, the court stayed the derivative action, pursuant to a stipulation between the parties, pending resolution of the motion to dismiss the consolidated securities class action. The Company and the individual defendants believe the claims in the shareholder derivative action are without merit and intend to defend vigorously against them, but there can be no assurances as to the outcome.

At this time, we are unable to estimate the probability or the amount of liability, if any, related to this matter.

In  January 2021, we obtained the results of an audit conducted by the Alabama Department of Revenue (“ADOR”), in which the ADOR assessed $3.3 million including interest in unpaid state and local rental taxes on participation revenues and licensing fees that we received from the leasing of EGMs to a Native American tribe in the state of Alabama in the period from May 2016 through August 2019. ADOR claims that such revenues constitute a lease rental payment and are deemed taxable in nature even in situations involving Native American tribe lessees.

We believe that we were not required to collect and remit Alabama state lease/rental tax on our leases of EGMs in the state as those leases are on federally designated Indian reservation land and because federal Indian trading laws and Indian gaming laws, as well as the U.S. Constitution, preempt application of the rental tax to these transactions with the Native American tribe. We have disputed ADOR’s audit findings in accordance with applicable state and local tax procedures and ADOR rules. Our dispute is currently in the discovery phase at the Alabama Tax Tribunal, which is the independent tax court for the state of Alabama. We expect a hearing for this dispute at the Alabama Tax Tribunal will be scheduled in 2023.

We have not accrued the $3.3 million assessed by ADOR, as we do not believe that it is probable that a liability has occurred. However, if we do not prevail in the dispute with ADOR, we may be required to accrue this amount as well as applicable interest. It is also possible that ADOR may similarly audit the participation revenues and licensing fees that we received from the leasing of EGMs to a Native American tribe in the state of Alabama subsequent to August 2019. While we cannot reasonably calculate the amount that ADOR would assess for the revenues from such subsequent periods due to the types of revenues and rates that apply, based solely on the amount assessed for the period from May 2016 through August 2019, we estimate that ADOR’s assessment for taxable lease rental payments for subsequent periods through September 30, 2022 would not exceed $2.0 million, excluding interest. There is no assurance that ADOR will assess our revenues from subsequent periods or that such assessment will not materially differ from our estimate.

.

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

The following provides financial information concerning our reportable segments for the three and nine months ended September 30, 2022 and 2021 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues by segment
EGM	$71,620	$61,600	$208,993	$173,311
Table Products	4,036	3,104	11,030	8,690
Interactive	2,603	2,573	7,677	7,472
Total Revenues	78,259	67,277	227,700	189,473
Adjusted EBITDA by segment
EGM	31,331	29,474	93,090	83,330
Table Products	2,561	1,628	6,411	4,487
Interactive	575	806	1,862	2,516
Subtotal	34,467	31,908	101,363	90,333
Write-downs and other:
Disposal of long-lived assets	(79)	197	337	388
Impairment of long-lived assets	2	-	21	653
Fair value adjustments to contingent consideration	1,466	-	1,466	(56)
Depreciation and amortization	18,950	18,441	56,979	55,460
Interest expense, net of interest income and other	10,431	11,563	27,837	33,463
Loss on extinguishment and modification of debt	-	-	8,549	-
Other adjustments	585	235	997	914
Other non-cash charges	2,171	2,030	6,469	6,264
Non-cash stock-based compensation	2,341	3,994	10,572	8,856
Loss before income taxes	$(1,400)	$(4,552)	$(11,864)	$(15,609)

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

Our results of operations for the nine months ended September 30, 2022 included the operating results of the Lucky Lucky installed base, the amounts of which were not material. It is not practicable to provide pro forma statements of operations giving effect to the Lucky Lucky acquisition as if it had been completed at an earlier date. This is due to the lack of historical financial information sufficient to produce such pro forma statements given that the Company purchased specific assets from the sellers that were not segregated in the seller’s financial records and for which separate carve-out financial statements were not produced.

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

Overview

We are a leading designer and supplier of EGMs and other products and services for the gaming industry. We operate our business in three distinct segments: EGMs, Table Products and Interactive. Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line. Founded in 2005, we historically focused on supplying EGMs, including slot machines, video bingo machines, and other electronic gaming devices, to the Native American gaming market. Since 2014, we have expanded our product line-up to include: (i) Class III EGMs for commercial and Native American casinos permitted to operate Class III EGMs, (ii) table game products and (iii) interactive products, all of which we believe provide us with growth opportunities as we expand in markets where we currently have limited or no presence. For the nine months ended September 30, 2022, approximately 73% of our total revenue was generated through recurring contracted lease agreements whereby we place EGMs and table game products at our customers’ gaming facilities under either a revenue sharing agreement (we receive a percentage of the revenues that these products generate) or fee-per-day agreement (we receive a daily or monthly fixed fee per EGM or table game product), or recurring revenue from our Interactive gaming operations.

EGM Segment

EGMs constitute our largest segment, representing approximately 92% of our revenue for the nine months ended September 30, 2022. We have a library of proprietary game titles that we deliver on several state-of-the-art EGM cabinets. These include our premium lease-only cabinets Orion Starwall, Orion Curve Premium, Orion Rise, and Big Red ("Colossal Diamonds"). Also, our core cabinets that are available for sale and lease include the Orion Portrait, Orion Slant, Orion Curve, Orion Upright and ICON. In addition to providing complete EGM units, we offer conversion kits, which are essentially software containing new games that allow existing game titles to be converted to other game titles offered within that operating platform.

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

Table Products

In addition to our existing portfolio of EGMs, we also offer our customers more than 60 unique table product offerings, including live felt table games, side bet offerings, progressives, card shufflers, signage, and other ancillary table game equipment. Our table products are designed to enhance the table games section of the casino floor (commonly known as “the pit”). Over the past 10 years, there has been a trend of introducing side bets on blackjack tables to increase the game’s overall hold. Our table products segment offers a full suite of side bets and specialty table games that capitalize on this trend, and we believe that this segment will serve as an important growth engine for the Company, including by generating further cross-selling opportunities with our EGM offerings. As of September 30, 2022, we had an installed base of nearly 5,000 table products domestically and internationally and we believe we are presently a leading supplier of table products to the gaming industry based on number of products placed.

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

The factors above were significantly affected by the COVID-19 pandemic in fiscal year 2021. Specifically, gaming operations revenue and equipment sales decreased during the period ended September 30, 2021, as a result of customers operating at limited capacity and other restrictions. Our EGM and Table Products segment operating results were disrupted due to customers operating at limited capacity and other restrictions in the prior year. As of September 30, 2022, all of the Company's customers have reopened; there are still some customers who have reopened at limited capacity and are operating under various restrictions.

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

Results of Operations

Three Months Ended September 30, 2022 compared to the Three Months Ended September 30, 2021

The following tables set forth certain selected condensed consolidated financial data for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		$	%
	2022	2021	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$56,592	$53,231	$3,361	6.3%
Equipment sales	21,667	14,046	7,621	54.3%
Total revenues	78,259	67,277	10,982	16.3%
Operating expenses
Cost of gaming operations	10,375	9,641	734	7.6%
Cost of equipment sales	11,857	6,805	5,052	74.2%
Selling, general and administrative	16,955	15,913	1,042	6.5%
Research and development	9,702	9,269	433	4.7%
Write-downs and other charges	1,389	197	1,192	605.1%
Depreciation and amortization	18,950	18,441	509	2.8%
Total operating expenses	69,228	60,266	8,962	14.9%
Income from operations	9,031	7,011	2,020	28.8%
Other expense (income)
Interest expense	10,291	10,700	(409)	(3.8)%
Interest income	(305)	(263)	(42)	16.0%
Other expense (income)	445	1,126	(681)	(60.5)%
Loss before income taxes	(1,400)	(4,552)	3,152	(69.2)%
Income tax benefit	1,876	2,723	(847)	(31.1)%
Net income (loss)	$476	$(1,829)	$2,305	(126.0)%

Revenues

Gaming Operations.

Gaming operations revenue increased primarily due to an increase in our EGM segment. EGM RPD increased 8.5% compared to the prior year from $22.40 per day to $24.31 per day. The increase in gaming operations revenue is also attributable to an increase in our domestic EGM installed base year over year, offset by a decrease in our international EGM installed base due primarily to removal of machines in our installed based that had been inactive since the COVID-19 pandemic closures as well as due to some casino closures and the imposition of new gaming taxes in one Mexican state that compelled casino operators to remove units. The international installed base also decreased due to our strategic decision to wind down our modest Philippines operation given the ongoing COVID-related challenges facing the market. The increase in gaming operations revenue is also attributable to a $0.9 million increase in Table Products revenue related to an increase in our installed base as well as with our acquisition of Lucky Lucky.

Equipment Sales.

The increase in equipment sales was primarily due to an increase of 351 EGMs sold year over year. We sold 1,014 EGM units during the three months ended September 30, 2022, compared to 663 EGM units in the prior year period.

Operating Expenses

Cost of gaming operations. The increase in the cost of gaming operations was primarily the result of increased direct expenses and related costs compared to the prior year period due to increased activity, headcount, and supply chain logistics costs. As a percentage of gaming operations revenue, costs of gaming operations was 18.3% for the three months ended September 30, 2022 compared to 18.1% for the prior year period.

Cost of Equipment Sales. The increase in cost of equipment sales is attributable to the increase in the number of units sold compared to the prior year period. As a percentage of equipment sales revenue, costs of equipment sales was 54.7% for the three months ended September 30, 2022 compared to 48.4% for the prior year period, which fluctuated year over year primarily due to increased product costs, which are the result of increased freight and increased cost of component parts used in the assembly of our products.

Selling, general and administrative. The increase in selling, general and administrative expenses is primarily due to an increase in salaries and benefits of $1.3 million as well as additional support and selling costs incurred in the current period, partially offset by a $2.0 million decrease in non-cash stock-based compensation.

Research and development. The increase in research and development expense is primarily due to a $0.3 million increase in non-cash stock-based compensation and a $0.3 million increase in professional fees.

Write-downs and other charges. During the three months ended September 30, 2022, the Company recognized $1.4 million in write-downs and other charges a fair value adjustment to contingent consideration of $1.5 million, most of which related to prior period immaterial accounting misstatements. The adjustment was recorded in other long-term liabilities and had no affect on the condensed consolidated statement of cash flows.The Company used level 3 fair value measurements based on projected cash flows. The contingent consideration was originally recorded in a business acquisition of table game product in 2017 and is payable periodically based on a percentage of product revenue earned on the purchased table games. During the three months ended September 30, 2021, the Company recognized $0.2 million in write-downs and other charges primarily related to the disposal of long-lived assets.

Depreciation and amortization. The increase was predominantly due to a $0.7 million increase in depreciation from new placements of machines on lease, offset by a $0.2 million decrease in amortization expense.

Other Expense (Income), net

Interest expense. The decrease in interest expense is predominantly attributable to entering into the Amended Credit Agreement, which decreased the amount outstanding on the term loan borrowing facility, offset by an increase in our effective interest rate in the current quarter. See Item 1. "Financial Statements" Note 5. "Long-Term Debt" for a detailed discussion regarding long-term debt.

Other expense. The decrease is predominantly attributed to the prior year write-off of indemnification receivables of $0.8 million as the related liability for uncertain tax positions was also written-off due to the expiration of the statute of limitations. The remaining fluctuation is due to the effect of foreign currency fluctuation on trade payables and receivables denominated in foreign currencies.

Income Taxes. The Company's effective income tax rate for the three months ended September 30, 2022, was a benefit of 134.0%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended September 30, 2022, is primarily due to changes in our valuation allowance on deferred tax assets and the expiration of the applicable statute of limitations for certain uncertain tax positions. The Company's effective income tax rate for the three months ended September 30, 2021, was a benefit of 59.8%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended September 30, 2021 was primarily due to changes in our valuation allowance on deferred tax assets and the expiration of the applicable statute of limitations for certain uncertain tax positions.

Results of Operations

Nine Months Ended September 30, 2022 compared to the Nine Months Ended September 30, 2021

The following tables set forth certain selected condensed consolidated financial data for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,		$	%
	2022	2021	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$166,396	$152,686	$13,710	9.0%
Equipment sales	61,304	36,787	24,517	66.6%
Total revenues	227,700	189,473	38,227	20.2%
Operating expenses
Cost of gaming operations	31,512	27,994	3,518	12.6%
Cost of equipment sales	32,030	16,021	16,009	99.9%
Selling, general and administrative	50,881	44,821	6,060	13.5%
Research and development	29,952	26,338	3,614	13.7%
Write-downs and other charges	1,824	985	839	85.2%
Depreciation and amortization	56,979	55,460	1,519	2.7%
Total operating expenses	203,178	171,619	31,559	18.4%
Income from operations	24,522	17,854	6,668	37.3%
Other expense (income)
Interest expense	27,851	33,198	(5,347)	(16.1)%
Interest income	(728)	(827)	99	(12.0)%
Loss on extinguishment and modification of debt	8,549	-	8,549	N/A
Other expense (income)	714	1,092	(378)	(34.6)%
Loss before income taxes	(11,864)	(15,609)	3,745	(24.0)%
Income tax benefit	1,288	2,127	(839)	(39.4)%
Net loss	$(10,576)	$(13,482)	$2,906	(21.6)%

Revenues

Gaming Operations.

Gaming operations revenue increased primarily due to an increase in our EGM segment. EGM RPD increased 11.6% compared to the prior year from $21.57 per day to $24.07 per day. The increase in gaming operations revenue is also attributable to an increase in our domestic EGM installed base year over year, offset by a decrease in our international EGM installed base due primarily to removal of machines in our installed based that had been inactive since the COVID-19 pandemic closures as well as due to some casino closures and the imposition of new gaming taxes in one Mexican state that compelled casino operators to remove units. The international installed base also decreased due to our strategic decision to wind down our modest Philippines operation given the ongoing COVID-related challenges facing the market. The increase in gaming operations revenue is also attributable to a $2.3 million increase in Table Products revenue related to an increase in our installed base as well as with our acquisition of Lucky Lucky.

Equipment Sales.

The increase in equipment sales was primarily due to an increase of 1,338 EGMs sold year over year. We sold 2,903 EGM units during the nine months ended September 30, 2022, compared to 1,565 EGM units in the prior year period. EGM equipment sales revenue also includes revenue from the sale of 429 previously leased, lower yielding units to a distributor in the prior year period, which are not included in our sold unit count or domestic average sales price.

Operating Expenses

Cost of gaming operations. The increase in the cost of gaming operations was primarily the result of increased field service and support of $1.8 million as well as direct expenses and related costs compared to the prior year period due to increased activity and supply chain logistics costs. As a percentage of gaming operations revenue, costs of gaming operations was 18.9% for the nine months ended September 30, 2022 compared to 18.3% for the prior year period.

Cost of Equipment Sales. The increase in cost of equipment sales is attributable to the increase in the number of units sold compared to the prior year period, partially offset by the sale of 429 previously leased units to distributors in the prior year period. As a percentage of equipment sales revenue, costs of equipment sales was 52.2% for the nine months ended September 30, 2022 compared to 43.6% for the prior year period, which fluctuated year over year primarily due to the difference in the cost of previously leased units sold in the prior year period, which had a lower net book value than our average new EGM units as well as increased product costs, which are the result of increased freight and increased cost of component parts used in the assembly of our products.

Selling, general and administrative. The increase in selling, general and administrative expenses is primarily due to a $1.4 million increase in salaries and benefits, a $1.3 million increase in non-cash stock-based compensation, and a $0.8 million increase in marketing costs. The remaining increase is primarily attributable to operational and support cost to maintain our current operations and our increased number of personnel.

Research and development. The increase in research and development expense is primarily due to a $1.6 million increase in salaries and benefits, a $1.0 million increase in professional fees, and a $0.4 million increase in non-cash stock-based compensation. The remaining increase is primarily attributable to operational and support costs to support our growing research and development resources.

Write-downs and other charges. During the nine months ended September 30, 2022, the Company recognized $1.8 million in write-downs and other charges primarily related to a fair value adjustment to contingent consideration of $1.5 million, most of which related to prior period immaterial accounting misstatements. The adjustment was recorded in other long-term liabilities and had no affect on the condensed consolidated statement of cash flows. The Company used level 3 fair value measurements based on projected cash flows. The contingent consideration was originally recorded in a business acquisition of table game product in 2017 and is payable periodically based on a percentage of product revenue earned on the purchased table games. During the nine months ended September 30, 2021, the Company recognized $1.0 million in write-downs and other charges primarily related to the full impairment of game titles (the Company used level 3 fair value inputs based on projected cash flows).

Depreciation and amortization. The increase was predominantly due to an increase in depreciation expense of $1.0 million driven by purchases of property and equipment and a $0.5 million increase in amortization expense related to intangible assets purchased in the Lucky Lucky acquisition as well as additional software assets placed into service.

Other Expense (Income), net

Interest expense. The decrease in interest expense is predominantly attributable to entering into the Amended Credit Agreement, which decreased the amount outstanding on the term loan borrowing facility, offset by an increase in our effective interest rate in the current quarter. See Item 1. "Financial Statements" Note 5. "Long-Term Debt" for a detailed discussion regarding long-term debt.

Loss on extinguishment and modification of debt. On February 15, 2022, in connection with entering into the Amended Credit Agreement, $8.5 million in loan costs including third-party costs and make-whole premium were expensed and included in the loss on extinguishment and modification of debt.

Other expense. The decrease is predominantly attributed to the prior year write-off of indemnification receivables of $0.8 million as the related liability for uncertain tax positions was also written-off due to the expiration of the statute of limitations. The remaining fluctuation is due to the effect of foreign currency fluctuation on trade payables and receivables denominated in foreign currencies.

Income Taxes. The Company's effective income tax rate for the nine months ended September 30, 2022, was a benefit of 10.9%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the nine months ended September 30, 2022, is primarily due to changes in our valuation allowance on deferred tax assets and the expiration of the applicable statute of limitations for certain uncertain tax positions. The Company's effective income tax rate for the nine months ended September 30, 2021, was a benefit of 13.6%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the nine months ended September 30, 2021 was primarily due to changes in our valuation allowance on deferred tax assets and the expiration of the applicable statute of limitations for certain uncertain tax positions.

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

The tables below present each of the Adjusted Expenses and include a reconciliation to the nearest GAAP measure.

Electronic Gaming Machines

Three Months Ended September 30, 2022 compared to the Three Months Ended September 30, 2021

	Three Months Ended September 30,		$	%
(amounts in thousands, except unit data)	2022	2021	Change	Change
EGM segment revenues:
Gaming operations	$50,233	$47,705	$2,528	5.3%
Equipment sales	21,387	13,895	7,492	53.9%
Total EGM revenues	71,620	61,600	10,020	16.3%

EGM segment expenses and adjusted expenses:
Cost of gaming operations(1)	9,745	8,949	796	8.9%
Less: Adjustments(2)	633	436	197	45.2%
Adjusted cost of gaming operations	9,112	8,513	599	7.0%

Cost of equipment sales	11,792	6,773	5,019	74.1%

Selling, general and administrative	15,366	14,500	866	6.0%
Less: Adjustments(3)	1,815	3,487	(1,672)	(47.9)%
Adjusted cost of selling, general and administrative	13,551	11,013	2,538	23.0%

Research and development	8,217	7,958	259	3.3%
Less: Adjustments(4)	791	531	260	49.0%
Adjusted cost of research and development	7,426	7,427	(1)	(0.0)%

Accretion of placement fees	1,592	1,600	(8)	(0.5)%

EGM Adjusted EBITDA	$31,331	$29,474	$1,857	6.3%

EGM Business Segment Key Performance Indicators ("KPI's")
EGM gaming operations:
EGM installed base:
Class II	11,324	11,272	52	0.5%
Class III	4,934	4,495	439	9.8%
Domestic installed base, end of period	16,258	15,767	491	3.1%
International installed base, end of period	6,274	7,896	(1,622)	(20.5)%
Total installed base, end of period	22,532	23,663	(1,131)	(4.8)%

EGM revenue per day ("RPD"):
Domestic revenue per day	$31.13	$31.08	$0.05	0.2%
International revenue per day	$7.34	$5.11	$2.23	43.6%
Total revenue per day	$24.31	$22.40	$1.91	8.5%

EGM equipment sales
EGM units sold	1,014	663	351	52.9%
Average sales price ("ASP")	$19,146	$18,970	$176	0.9%

(1)	Exclusive of depreciation and amortization.
(2)	Adjustments to cost of gaming operation include non-cash stock compensation expense, non-cash charges on capitalized installation and delivery and other adjustments.
(3)

Adjustments to selling, general and administrative expense include non-cash stock compensation expense, acquisitions and integration related costs including restructuring and severance, legal and litigation expenses including settlement payments and other adjustments.

(4)	Adjustments to research and development costs include non-cash stock compensation expense.

Gaming Operations Revenue

Gaming operations revenue increased primarily due to an increase in EGM RPD of 8.5% compared to the prior year from $22.40 per day to $24.31 per day. The increase in gaming operations revenue is also attributable to an increase in our domestic EGM installed base year over year, offset by a decrease in our international EGM installed base due primarily to removal of machines in our installed based that had been inactive since the COVID-19 pandemic closures as well as due to some casino closures and the imposition of new gaming taxes in one Mexican state that compelled casino operators to remove units. The international installed base also decreased due to our strategic decision to wind down our modest Philippines operation given the ongoing COVID-related challenges facing the market.

Equipment Sales

The increase in equipment sales was primarily due to an increase of 351 EGMs sold year over year. We sold 1,014 EGM units during the three months ended September 30, 2022, compared to 663 EGM units in the prior year period.

EGM Adjusted EBITDA

EGM Adjusted EBITDA includes revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write-downs and other charges, accretion of placement fees, as well as other costs. See Item 1. “Financial Statements” Note 13. "Operating Segments" for further explanation of adjustments. The increase in EGM Adjusted EBITDA is attributable to the increase in revenue described above, offset by the cost of equipment sales and an increase in operating expenses. EGM Adjusted EBITDA margin was 43.7% and 47.8% for the three months ended September 30, 2022 and 2021, respectively.

Electronic Gaming Machines

Nine Months Ended September 30, 2022 compared to the Nine Months Ended September 30, 2021

	Nine Months Ended September 30,		$	%
(amounts in thousands except unit data)	2022	2021	Change	Change
EGM segment revenues:
Gaming operations	$148,067	$136,741	$11,326	8.3%
Equipment sales	60,926	36,570	24,356	66.6%
Total EGM revenues	208,993	173,311	35,682	20.6%

EGM segment expenses and adjusted expenses:
Cost of gaming operations(1)	29,179	25,880	3,299	12.7%
Less: Adjustments(2)	1,768	1,364	404	29.6%
Adjusted cost of gaming operations	27,411	24,516	2,895	11.8%

Cost of equipment sales	31,923	15,967	15,956	99.9%

Selling, general and administrative	46,449	40,792	5,657	13.9%
Less: Adjustments(3)	8,422	7,390	1,032	14.0%
Adjusted cost of selling, general and administrative	38,027	33,402	4,625	13.8%

Research and development	25,760	22,749	3,011	13.2%
Less: Adjustments(4)	2,428	1,737	691	39.8%
Adjusted cost of research and development	23,332	21,012	2,320	11.0%

Accretion of placement fees	4,790	4,916	(126)	(2.6)%

EGM Adjusted EBITDA	$93,090	$83,330	$9,760	11.7%

EGM Business Segment Key Performance Indicators ("KPI's")
EGM gaming operations:
EGM installed base:
Class II	11,324	11,272	52	0.5%
Class III	4,934	4,495	439	9.8%
Domestic installed base, end of period	16,258	15,767	491	3.1%
International installed base, end of period	6,274	7,896	(1,622)	(20.5)%
Total installed base, end of period	22,532	23,663	(1,131)	(4.8)%

EGM revenue per day ("RPD"):
Domestic revenue per day	$31.49	$30.41	$1.08	3.6%
International revenue per day	$6.71	$4.19	$2.52	60.1%
Total revenue per day	$24.07	$21.57	$2.50	11.6%

EGM equipment sales
EGM units sold	2,903	1,565	1,338	85.5%
Average sales price ("ASP")	$19,368	$17,892	$1,476	8.2%

(1)	Exclusive of depreciation and amortization.
(2)	Adjustments to cost of gaming operation include non-cash stock compensation expense, non-cash charges on capitalized installation and delivery and other adjustments.
(3)

Adjustments to selling, general and administrative expense include non-cash stock compensation expense, acquisitions and integration related costs including restructuring and severance, legal and litigation expenses including settlement payments and other adjustments.

(4)	Adjustments to research and development costs include non-cash stock compensation expense.

Gaming Operations Revenue

Gaming operations revenue increased primarily due to an increase in EGM RPD of 11.6% compared to the prior year from $21.57 per day to $24.07 per day. The increase in gaming operations revenue is also attributable to an increase in our domestic EGM installed base year over year, offset by a decrease in our international EGM installed base due primarily to removal of machines in our installed based that had been inactive since the COVID-19 pandemic closures as well as due to some casino closures and the imposition of new gaming taxes in one Mexican state that compelled casino operators to remove units. The international installed base also decreased due to our strategic decision to wind down our modest Philippines operation given the ongoing COVID-related challenges facing the market.

Equipment Sales

The increase in equipment sales was primarily due to an increase of 1,338 EGMs sold year over year. We sold 2,903 EGM units during the nine months ended September 30, 2022, compared to 1,565 EGM units in the prior year period. EGM equipment sales revenue also includes revenue from the sale of 429 previously leased, lower yielding units to a distributor in the prior year period, which are not included in our sold unit count or domestic average sales price.

EGM Adjusted EBITDA

EGM Adjusted EBITDA includes revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write-downs and other charges, accretion of placement fees, as well as other costs. See Item 1. “Financial Statements” Note 13. "Operating Segments" for further explanation of adjustments. The increase in EGM Adjusted EBITDA is attributable to the increase in revenue described above, offset by cost of equipment sales and an increase in operating expenses. EGM Adjusted EBITDA margin was 44.5% and 48.1% for the nine months ended September 30, 2022 and 2021, respectively.

Table Products

Three Months Ended September 30, 2022 compared to Three Months Ended September 30, 2021

	Three Months Ended September 30,		$	%
(amounts in thousands, except unit data)	2022	2021	Change	Change
Table Products segment revenues:
Gaming operations	$3,756	$2,953	$803	27.2%
Equipment sales	280	151	129	85.4%
Total Table Products revenues	4,036	3,104	932	30.0%

Table Products segment expenses and adjusted expenses:
Cost of gaming operations(1)	211	159	52	32.7%
Less: Adjustments(2)	63	69	(6)	(8.7)%
Adjusted cost of gaming operations	148	90	58	64.4%

Cost of equipment sales	65	32	33	103.1%

Selling, general and administrative	865	762	103	13.5%
Less: Adjustments(3)	104	78	26	33.3%
Adjusted cost of selling, general and administrative	761	684	77	11.3%

Research and development	528	691	(163)	(23.6)%
Less: Adjustments(4)	27	21	6	28.6%
Adjusted cost of research and development	501	670	(169)	(25.2)%

Table Products Adjusted EBITDA	$2,561	$1,628	$933	57.3%

Table Products unit information:
Table products installed base, end of period(5)	4,969	3,783	1,186	31.4%
Average monthly lease price(5)	$243	$260	$(17)	(6.5)%

(1)	Exclusive of depreciation and amortization.
(2)	Adjustments to cost of gaming operation include non-cash charges on capitalized installation and delivery.
(3)	Adjustments to selling, general and administrative expense include non-cash stock compensation expense, and other adjustments.
(4)	Adjustments to research and development costs include non-cash stock compensation expense.
(5)	As a result of a comprehensive review of our unit counts, the Table Products installed base and average monthly lease price have been revised in the prior period to reflect a more accurate count of the products on lease for each period presented. The audit resulted in no changes to revenues or Adjusted EBITDA.

Gaming Operations Revenue

The increase in Table Products gaming operations revenue is attributable to an increase in the Table Products installed base. The continuing success of our progressives such as Bonus Spin Xtreme and Royal 9, as well as the Lucky Lucky acquisition (for a detailed description of acquisitions, See Item 1. "Financial Statements" Note 14. "Acquisitions"), are the primary drivers of the increase in the Table Products installed base compared to the prior year period.

Equipment Sales

The increase in equipment sales is primarily due to an increase in the sale of shufflers in the current period, in which we sold our first Pax S single-deck shufflers.

Tables Products Adjusted EBITDA

Table Products Adjusted EBITDA includes the revenues and operating expenses from the Table Products segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 13. "Operating Segments" for further explanation of adjustments. The increase in Table Products Adjusted EBITDA is attributable to the increase in revenue described above, partially offset by an increase in operating expenses.

Table Products

Nine Months Ended September 30, 2022 compared to Nine Months Ended September 30, 2021

	Nine Months Ended September 30,		$	%
(amounts in thousands, except unit data)	2022	2021	Change	Change
Table Products segment revenues:
Gaming operations	$10,652	$8,473	$2,179	25.7%
Equipment sales	378	217	161	74.2%
Total Table Products revenues	11,030	8,690	2,340	26.9%

Table Products segment expenses and adjusted expenses:
Cost of gaming operations(1)	963	567	396	69.8%
Less: Adjustments(2)	213	240	(27)	(11.3)%
Adjusted cost of gaming operations	750	327	423	129.4%

Cost of equipment sales	107	54	53	98.1%

Selling, general and administrative	2,508	2,140	368	17.2%
Less: Adjustments(3)	214	193	21	10.9%
Adjusted cost of selling, general and administrative	2,294	1,947	347	17.8%

Research and development	1,528	1,908	(380)	(19.9)%
Less: Adjustments(4)	60	33	27	81.8%
Adjusted cost of research and development	1,468	1,875	(407)	(21.7)%

Table Products Adjusted EBITDA	$6,411	$4,487	$1,924	42.9%

Table Products unit information:
Table products installed base, end of period(5)	4,969	3,783	1,186	31.4%
Average monthly lease price(5)	$243	$255	$(12)	(4.7)%

(1)	Exclusive of depreciation and amortization.
(2)	Adjustments to cost of gaming operation include non-cash charges on capitalized installation and delivery.
(3)	Adjustments to selling, general and administrative expense include non-cash stock compensation expense, and other adjustments.
(4)	Adjustments to research and development costs include non-cash stock compensation expense.
(5)	As a result of a comprehensive review of our unit counts, the Table Products installed base and average monthly lease price have been revised in the prior period to reflect a more accurate count of the products on lease for each period presented. The audit resulted in no changes to revenues or Adjusted EBITDA.

Gaming Operations Revenue

The increase in Table Products gaming operations revenue is attributable to an increase in the Table Products installed base. The continuing success of our progressives such as Bonus Spin Xtreme and Royal 9, as well as the Lucky Lucky acquisition (for a detailed description of acquisitions, See Item 1. "Financial Statements" Note 14. "Acquisitions"), are the primary drivers of the increase in the Table Products installed base compared to the prior year period.

Equipment Sales

The increase in equipment sales is primarily due to an increase in the sale of shufflers in the current period, in which we sold our first Pax S single-deck shufflers.

Tables Products Adjusted EBITDA

Table Products Adjusted EBITDA includes the revenues and operating expenses from the Table Products segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 13. "Operating Segments" for further explanation of adjustments. The increase in Table Products Adjusted EBITDA is attributable to the increase in revenue described above, partially offset by an increase in operating expenses.

Interactive

Three Months Ended September 30, 2022 compared to Three Months Ended September 30, 2021

	Three Months Ended September 30,		$	%
(amounts in thousands)	2022	2021	Change	Change
Interactive segment revenue:
Gaming Operations	$2,603	$2,573	$30	1.2%
Total Interactive revenue	2,603	2,573	30	1.2%

Interactive segment expenses and adjusted expenses:
Cost of gaming operations(1)	419	533	(114)	(21.4)%

Selling, general and administrative	724	651	73	11.2%
Less: Adjustments(2)	50	27	23	85.2%
Adjusted cost of selling, general and administrative	674	624	50	8.0%

Research and development	957	620	337	54.4%
Less: Adjustments(3)	22	10	12	120.0%
Adjusted cost of research and development	935	610	325	53.3%

Interactive Adjusted EBITDA	$575	$806	$(231)	(28.7)%

(1)	Exclusive of depreciation and amortization.
(2)	Adjustments to selling, general and administrative expense include non-cash stock compensation expense and legal and litigation expenses including settlement payments.
(3)	Adjustments to research and development costs include non-cash stock compensation expense.

Gaming Operations Revenue

The increase in gaming operations revenue is primarily attributable to an increase in RMG revenues from Canadian and the US-based operators, offset by decreased revenue from international customers and our social casino revenues due to our decision to strategically refocus our resources on growth opportunities within the regulated North American RMG market.

Interactive Adjusted EBITDA

Interactive Adjusted EBITDA includes the revenues and operating expenses from the Interactive segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 13. "Operating Segments" for further explanation of adjustments. The decrease in Interactive Adjusted EBITDA is primarily attributable to increased operating expenses and offset by an increase in revenues as described above.

Interactive

Nine Months Ended September 30, 2022 compared to Nine Months Ended September 30, 2021

	Nine Months Ended September 30,		$	%
(amounts in thousands)	2022	2021	Change	Change
Interactive segment revenue:
Gaming Operations	$7,677	$7,472	$205	2.7%
Total Interactive revenue	7,677	7,472	205	2.7%

Interactive segment expenses and adjusted expenses:
Cost of gaming operations(1)	1,370	1,547	(177)	(11.4)%

Selling, general and administrative	1,924	1,889	35	1.9%
Less: Adjustments(2)	103	132	(29)	(22.0)%
Adjusted cost of selling, general and administrative	1,821	1,757	64	3.6%

Research and development	2,664	1,681	983	58.5%
Less: Adjustments(3)	40	29	11	37.9%
Adjusted cost of research and development	2,624	1,652	972	58.8%

Interactive Adjusted EBITDA	$1,862	$2,516	$(654)	(26.0)%

(1)	Exclusive of depreciation and amortization.
(2)	Adjustments to selling, general and administrative expense include non-cash stock compensation expense, legal and litigation expenses including settlement payments, and other adjustments.
(3)	Adjustments to research and development costs include non-cash stock compensation expense.

Gaming Operations Revenue

The increase in gaming operations revenue is primarily attributable to an increase in RMG revenues from Canadian and the US-based operators, offset by decreased revenue from international customers and our social casino revenues due to our decision to strategically refocus our resources on growth opportunities within the regulated North American RMG market.

Interactive Adjusted EBITDA

Interactive Adjusted EBITDA includes the revenues and operating expenses from the Interactive segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 13. "Operating Segments" for further explanation of adjustments. The decrease in Interactive Adjusted EBITDA is primarily attributable to increased operating expenses and offset by an increase in revenues as described above.

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

The following tables reconcile net income (loss) to total Adjusted EBITDA (amounts in thousands):

Three Months Ended September 30, 2022 compared to the Three Months Ended September 30, 2021

	Three Months Ended September 30,		$	%
	2022	2021	Change	Change
Net income (loss)	$476	$(1,829)	$2,305	(126.0)%
Income tax (benefit) expense	(1,876)	(2,723)	847	(31.1)%
Depreciation and amortization	18,950	18,441	509	2.8%
Interest expense, net of interest income and other	10,431	11,563	(1,132)	(9.8)%
Write-downs and other(1)	1,389	197	1,192	605.1%
Other adjustments(2)	585	235	350	148.9%
Other non-cash charges(3)	2,171	2,030	141	6.9%
Non-cash stock-based compensation(4)	2,341	3,994	(1,653)	(41.4)%
Total Adjusted EBITDA	$34,467	$31,908	$2,559	8.0%

(1)	Write-downs and other include items related to loss on disposal or impairment of long-lived assets and fair value adjustments to contingent consideration.
(2)	Other adjustments are primarily composed of the following:
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

(4)	Non-cash stock-based compensation includes non-cash compensation expense related to grants of options, restricted stock, and other equity awards.

The following tables reconcile net loss to total Adjusted EBITDA (amounts in thousands):

Nine Months Ended September 30, 2022 compared to the Nine Months Ended September 30, 2021

	Nine Months Ended September 30,		$	%
	2022	2021	Change	Change
Net loss	$(10,576)	$(13,482)	$2,906	(21.6)%
Income tax (benefit) expense	(1,288)	(2,127)	839	(39.4)%
Depreciation and amortization	56,979	55,460	1,519	2.7%
Interest expense, net of interest income and other	27,837	33,463	(5,626)	(16.8)%
Loss on extinguishment and modification of debt(1)	8,549	-	8,549	N/A
Write-downs and other(2)	1,824	985	839	85.2%
Other adjustments(3)	997	914	83	9.1%
Other non-cash charges(4)	6,469	6,264	205	3.3%
Non-cash stock-based compensation(5)	10,572	8,856	1,716	19.4%
Total Adjusted EBITDA	$101,363	$90,333	$11,030	12.2%

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

Part of our overall strategy includes consideration of expansion opportunities into underserved markets and acquisition and other strategic opportunities that may arise periodically. We may require additional funds in order to execute on such strategic growth and may incur additional debt or issue additional equity to finance any such transactions. We cannot assure you that we will be able to obtain such debt or issue any such additional equity on acceptable terms or at all.

As of September 30, 2022, the Company had $33.4 million in cash and cash equivalents and $40.0 million available to draw under its revolving credit facility. As of September 30, 2022, management believes that the Company has sufficient liquidity to fund its operating requirements and meet its obligations as they become due for at least the next twelve months after the financial statements are issued.

Indebtedness

First Lien Credit Facilities

For a detailed description of indebtedness, see Item 1. "Financial Statements" Note 5. "Long-Term Debt."

As of September 30, 2022, there were no required financial covenants for our debt instruments.

The following table summarizes our historical cash flows (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Cash Flow Information:
Net cash provided by operating activities	$52,574	$54,197	$(1,623)
Net cash used in investing activities	(54,521)	(36,232)	$(18,289)
Net cash used in financing activities	(59,585)	(11,807)	$(47,778)
Effect of exchange rates on cash and cash equivalents	2	(3)	$5
Net increase in cash, cash equivalents and restricted cash	$(61,530)	$6,155	$(67,685)

Operating activities

The decrease in cash provided by operating activities is attributable to a $10.5 million increase in the use of cash related for assets and liabilities that relate to operations, which primarily is due to a $7.8 million increase in the use of cash to purchase inventory. The decrease in cash provided by operating activities is offset by an improvement in our net loss adjusted for non-cash expenses that increased by $8.9 million.

Investing activities

The increase in cash used in investing activities was primarily due to a $9.5 million increase in the purchase of property and equipment and to a $4.1 million increase in software development expenditures. Cash used in investing activities also increased due to an increase in cash used in business acquisitions of $4.8 million as described in Item 1. “Financial Statements” Note 14. “Acquisitions.”

Financing activities

The increase in cash used in financing activities of $47.8 million is primarily attributable to the reduction of debt principal and payment of related debt issuance costs in conjunction with our entering into The Amended Credit Agreement as described in Item 1. “Financial Statements” Note 5. "Long-Term Debt."

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

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021. There were no material changes to our policies during the nine months ended September 30, 2022.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See related disclosure at Item 1. “Financial Statements” Note 1. “Description of the Business and Summary of Significant Accounting Policies.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates. Our primary exposure to market risk is interest rate risk associated with our long-term debt, which accrues interest at variable rates. Certain of our debt instruments accrue interest at SOFR subject to an interest rate floor plus an applicable margin rate. In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt and equity capital to sustain our operations. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. As of September 30, 2022, less than 1% of our debt were fixed-rate instruments. Assuming a constant outstanding balance for our variable-rate long term debt, a hypothetical 1% decrease in interest rates would decrease interest expense approximately $5.7 million over the next twelve months, while a hypothetical 1% increase in interest rates would increase interest expense approximately $5.7 million over the next twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PlayAGS, Inc.

Date:	November 8, 2022	By:	/s/ KIMO AKIONA
		Name:	Kimo Akiona
		Title:	Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)