Form 10-K
period 2022-12-31
PlayAGS, Inc.
filed 2023-03-09
CIK 1593548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of June 30, 2022, the market value of voting and non-voting common equity held by non-affiliates of the registrant was $146,103,692(1). Such aggregate market value was computed by reference to the closing price of the common stock as reporting on the New York Stock Exchange on June 30, 2022. As of March 6, 2023, there were 37,795,309 shares of the Registrant’s common stock, $.01 par value per share, outstanding.

(1) For this purpose only, "non-affiliates" excludes directors and executive officers.

TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements.” Forward-looking statements include any statements that address future results or occurrences. In some cases you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “would,” “should,” “could” or the negatives thereof. Generally, the words “anticipate,” “believe,” “continue,” “expect,” “intend,” “estimate,” “project,” “plan” and similar expressions identify forward-looking statements. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this Annual Report on Form 10-K in Item 1. “Business” Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements include statements that are not historical facts, including statements concerning our possible or assumed future actions and business strategies.

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
•

adverse local economic, regulatory or licensing changes in Oklahoma, Texas or Washington, the states in which the majority of our revenue has been derived, or material decreases in our revenue with our largest customers;

•	dependence on the protection of our intellectual property and proprietary information and our ability to license intellectual property from third parties;
•	failure to attract, retain and motivate key employees;
•	certain restrictive open source licenses requiring us to make the source code of some of our products available to third parties and potentially granting third parties certain rights to the software;
•	reliance on hardware, software and games licensed from third parties, and on technology provided by third-party vendors;
•	dependence on our relationships with service providers;
•	maintaining effective internal controls over financial reporting;
•	our ability to maintain current customers on favorable terms;
•	our ability to enter new markets and potential new markets;
•	our ability to capitalize on the expansion of Internet or other forms of interactive gaming or other trends and changes in the gaming industries;
•	changes in tax regulation and results of tax audits, which could affect results of operations;
•	our ability to generate sufficient cash to serve all of our indebtedness in the future; and
•	the other factors discussed under Item 1A. “Risk Factors”.

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

1

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

We are a leading designer and supplier of EGMs and other products and services for the gaming industry. Since 2014, we have expanded our product line-up to include: (i) Class III EGMs for commercial and Native American casinos permitted to operate Class III EGMs, (ii) EGMs that use the results of historical horse races ("HHR") in their game math, which are allowed in several niche markets and raceways, (iii) table game products and (iv) interactive products, all of which we believe provide us with growth opportunities as we expand in markets where we currently have limited or no presence. For the year ended December 31, 2022, approximately 72% of our total revenue was generated through recurring contracted lease agreements whereby we place EGMs and table game products at our customers’ gaming facilities under either a revenue sharing agreement (we receive a percentage of the revenues that these products generate) or fee-per-day agreement (we receive a daily or monthly fixed fee per EGM or table game product), or recurring revenue from our Interactive gaming operations. We operate our business in three distinct segments: EGMs, Table Products and Interactive. Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line.

Our Operations

We provide customers with EGMs, table products, ancillary table product equipment, systems software, computer hardware, signage and other equipment for operation within their gaming facilities. In return we receive either cash for sold items, or a share of the revenue generated by these products and systems, either as a flat monthly fee or a daily fee. The determination of whether our agreement results in a revenue share, monthly fee, or daily fee arrangement is generally governed by local gaming jurisdictions. For our revenue share arrangements on EGM products, we have historically shared between 15% and 20% of the revenues generated by the EGMs. Under our agreements for EGMs, we participate in selecting the mix of titles, maintain and service the equipment and oversee certain promotional efforts. When sold, we offer the majority of our products with an optional parts and service contract. For Table Products we typically license table games and lease related equipment for which we receive monthly royalty and lease payments. We also lease and sell roulette and baccarat signs as well as a single deck card shuffler for poker tables, Dex S, and our new second shuffler, the Pax S single-deck shuffler. Our Interactive segment generates revenues from (1) real-money gaming (“RMG”) revenues, which are earned primarily based on a percentage of the revenue produced by the games we offer to to our online casino customers, (2) business-to-customer ("B2C") social products where consumers purchase virtual coins used to play social casino games and (3) business-to-business ("B2B") social products where we obtain a percentage of monthly revenue generated by the white label casino apps that we build and operate for our customers. In support of our business and operations, we employ a professional staff including field service technicians, production, sales, account management, marketing, technology and game development, licensing and compliance and finance.

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

We employ game developers, software and system programmers, project managers and other development and administrative staff that oversee our internal game development efforts and manage third party relationships. Our EGM technology and game development operates primarily out of our Atlanta, Georgia, and Sydney, Australia locations and to a lesser extent out of our locations in Las Vegas, Nevada, Austin, Texas, Reno, Nevada, and Scottsdale, Arizona and independent contractors in Noida, India. Our Table Products technology and development operates primarily out of our Las Vegas, Nevada location. We have Interactive development teams in Tel Aviv, Israel and, Hinckley, United Kingdom, and independent contractors in Kiev, Ukraine and Noida, India.

Products

    We provide our casino customers with HHR, Class II and Class III EGMs for the tribal and commercial gaming markets, as well as more than 60 unique table products offerings, ancillary table products equipment, systems software, computer hardware, signage, and other equipment for operation within gaming facilities such as our newly introduced card shufflers. In our Interactive segment, we offer a library of games for online casino operators, a library of casino-themed social and mobile games, and B2B social casino solutions available to land-based casino customers.

EGM Segment

EGMs constitute our largest segment, representing 91.9% of our revenue for the year ended December 31, 2022. In 2022, we had a library of over 550 proprietary game titles that we offer for delivery on our EGM cabinets. These include our premium lease-only cabinets Orion Starwall, Orion Curve Premium, Orion Rise, and Big Red ("Colossal Diamonds"). Also, our core cabinets that are available for sale and lease include the newly released Spectra UR43, as well as the Orion Portrait, Orion Slant, Orion Curve, Orion Upright and ICON. In addition to providing complete EGM units, we offer conversion kits, which are essentially software containing new games that allow existing game titles to be converted to other game titles offered within that operating platform and on an existing cabinet.

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

Our core game titles are targeted at maintaining and growing our current installed base and we believe that it is the performance of these game titles that our customers value. Our top-performing game titles include Rakin' Bacon! and a version used only on our premium games called Rakin' Bacon Deluxe. In addition to these titles we have hundreds of additional titles that we design our core titles to provide a universal appeal to casino patrons. Our game studios are focused on continually producing new content that is then released to the market on a regular basis. We deliver our content on the cabinets below:

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

Core - For Sale and Lease Cabinets

Spectra UR43 - The Spectra UR43 presents a 43-inch ultra HD 4k portrait monitor outlined with clean game-controlled eclipse lighting. This cabinet is an evolution of the Orion Portrait cabinet and leads as the first cabinet in a new generation of cabinets available in Class II, Class III, and historical horse racing markets. It has a new, simple back design that provides for easy setup and connectivity for fast service.

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

ICON – Our classic ICON cabinet offers modern design with seamless integration of light and sound, ergonomic features, and visual effects to complement our engaging game content and play mechanics. The ICON is equipped with two flush- mounted 23 inch HD LCDs, an integrated sound system, and two subtle light panels surrounding the LCD monitors, synchronized to on-screen events enhancing game features, building anticipation, celebrating big wins, and highlighting bonus events.

Table Products Segment

We offer our customers more than 60 unique table products, including live felt table games, side bets, progressives, card shufflers, signage, and other ancillary table game equipment. Our table products are designed to enhance the table games section of the casino floor (commonly known as “the pit”). Our table products segment offers a full suite of side bets and specialty table games as well as progressive technology products that provide this enhancement and increase gaming activity and holds for our casino customers. We believe that this segment will serve as an important growth engine for our company by generating further cross-selling opportunities with our EGM offerings. As of December 31, 2022, we had placed 5,051 table products domestically and internationally. Based on the number of products placed, we believe we are presently a leading supplier of table products to the gaming industry.

Progressives:

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

Due to our success with Bonus Spin Blackjack, we introduced an upgraded table game progressive side bet system called Bonus Spin Xtreme. This next generation of Bonus Spin features three concentric wheels, enabling Bonus Spin Xtreme to award all participating players with a community prize, as well as award one player position with an enhanced prize which may be a progressive jackpot. Bonus Spin Xtreme can link all community-style table games like roulette, baccarat, and craps, while enabling all participating players to be rewarded with a community prize games within a casino and offer a single shared progressive jackpot – a feat which has not previously been accomplished with any product in any casino.

Another AGS progressive innovation is the STAX Progressive, which offers multi-level and must-hit-by progressive jackpots that can be added to basic table games like blackjack, as well as AGS proprietary table games like Criss Cross Poker and Jackpot Hold'em. STAX Progressive, has an eye-catching, colorful display and advertises the progressive levels with the opportunity for players to win more and we have enhanced it further with new features in high demand by casino operators including wide area progressive functionality with single and multi-site meters.

Side-bets:

Our top-performing side-bet games include Buster Blackjack, Lucky Lucky, In-Bet, Push Your Luck, and Trifecta Blackjack. These side bets provide additional excitement for existing table games and encourage players to wager more money, thus creating more revenue for our casino customers.

Premium specialty table games:

Our premium game titles, among other, include Criss Cross Poker, Jackpot Hold’em and Chase The Flush. This segment of the table product business provides an area for growth and expansion in the marketplace, as the industry’s revenues are currently primarily dominated by a single competitor, and we have recently expanded our sales efforts to cover greater territory. The game mechanics of our proprietary, premium titles take classic public domain games and offer a twist on game play that increases volatility while simultaneously increasing hold for operators. This means players experience larger wins, which keeps them engaged in the games for longer periods of time, and operators have the potential to earn incremental revenue.

Shufflers and Utility:

One of the newer areas of our Table Products segment consists of ancillary equipment offerings to table games, such as card shufflers, table signage, and our ACOT chip tray, which provide casino operators a greater variety of choice in the marketplace. This product segment includes baccarat signage, animated roulette readerboards, and our highly anticipated single-card shufflers, Dex S for poker tables and the PAX S for specialty tables. These shufflers feature a streamlined design with fewer moving parts, making them exceptionally functional, economical, and reliable, and they easily fit into existing table cutouts so casino operators can seamlessly install without changing their current layouts or replacing any tables. We believe that the table equipment area of our business holds many opportunities for growth, as the technology currently installed in the signage and readerboard areas are in a replacement cycle.

Interactive Segment

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

AGS also offers Business-to-Consumer (“B2C”) free-to-play social casino apps that players across the globe can enjoy anytime online or on their mobile device. Our B2C social casino games operate on a free-to-play model, whereby game players may collect virtual currency or other virtual consumable goods (collectively referred to as “virtual goods” or “virtual currency”) free of charge or the player may purchase additional virtual goods. Our social casino library includes a variety of game titles including video slots, spinning reels, video poker, blackjack, bingo, and tournaments. Our most popular app, Lucky Play Casino, offers mobile players all the thrills of Vegas casinos. Players can choose from dozens of AGS player-favorite slot games, as well as other casino classics like video poker, blackjack, and bingo. Our apps also feature in-app tournaments, rumbles, VIP bonuses, and unique interactive challenges.

Other Segment Information

Customers and marketing. We market our products to casinos and other legal gaming establishments around the world with our domestic and international sales force and several domestic and international distributors and/or representatives. We believe the quality and breadth of our customer base is a strong testament to the effectiveness and performance of our product offerings, technological innovation, and customer service. Our customer base includes leading casino operators in leading established gaming markets such as the United States, Canada, and Latin America. Our customers include large tribal customers like the Chickasaw Nation and well-known corporate customers such as MGM Resorts, Caesars Entertainment, as well as many other commercial and tribal casinos.

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

Manufacturing

Manufacturing commitments are generally based on projected quarterly demand from customers. We have manufacturing agreements to build our gaming cabinets with multiple manufacturing vendors. We believe we have limited concentration risk with any one of these vendors, because we own the rights to our cabinet designs and thus have the ability to change manufacturers in the event of a dispute. We believe any of these vendors would be able to build our gaming cabinets for titles on any platform.  As the supplier base is large, we are able to gain competitive pricing and delivery on any of our cabinets and have limited risk in supply disruptions. However, as a result of the disruption in global supply chains precipitated by the COVID-19 pandemic and geopolitical unrest, there has been an increase in the price of components used in our EGMs and a significant increase in freight costs for the transportation of our products.

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

Oklahoma is our largest market and our gaming products in the state accounted for approximately 22% of our total revenue for the year ended December 31, 2022. Texas and Washington are our second and third largest domestic markets and our gaming products in these states each accounted for approximately 8% of our total revenue for the year ended December 31, 2022.

For the year ended December 31, 2022, we did not receive more than 10% of our total revenue from any one customer.

Customer Contracts

We derive the majority of our gaming revenues from participation agreements, whereby we place EGMs and systems, along with our proprietary and other licensed game content, at a customer’s facility in return for either a share of the revenues that these EGMs and systems generate or a daily fee. For licensed table products and related equipment, we typically receive monthly royalty and lease payments. We measure the performance of our domestic installed base of participation EGMs on the net win per day per machine, often referred to as the win per day, or “WPD”. Under our participation agreements, we earn a percentage of the win per day of our domestic installed base of participation EGMs.

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

For our Interactive segment, we enter into agreements whereby revenues are generated from (1) real-money gaming (“RMG”) revenues, which are earned primarily based on a percentage of the revenue produced by the games we offer to to our online casino customers, (2) business-to-customer ("B2C") social products where consumers purchase virtual coins used to play social casino games and (3) business-to-business ("B2B") social products where we obtain a percentage of monthly revenue generated by the white label casino apps that we build and operate for our customers.

Research and Development

We conduct research and development through an internal team to develop new gaming systems and gaming content. Research and development costs consist primarily of salaries and benefits, travel and expenses and other professional services. As of December 31, 2022, we employ 324 game developers, software and system programmers, project managers and other development and administrative staff that oversee internal game development efforts and manage third party relationships. The technology and game development division for the EGM segment operates primarily out of our Atlanta, Georgia, Austin, Texas, Reno, Nevada, Scottsdale, Arizona and Sydney, Australia locations with independent contractors also assisting in India. Our studio in Las Vegas, Nevada primarily supports our Table Products segment. We also have development and support teams for our Interactive segment in Tel Aviv, Israel. Additionally, we hire independent contractors in India and Ukraine to support the online operations of AGS iGaming. The Company does not have customer-sponsored research and development costs.

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

Our competitors for the live casino floor gaming machines include, but are not limited to, International Game Technology PLC (“IGT”), Light & Wonder, Inc. (formerly known as Scientific Games Corporation), Aristocrat Technologies Inc. (“Aristocrat”), Everi Holdings Inc. (“Everi”), Konami Co. Ltd. (“Konami”), Ainsworth Game Technology Ltd., and Galaxy Gaming, Inc. Additionally, there are hundreds of non-gaming companies that design and develop social casino games and apps and real-money gaming products and services. Many of our competitors are large, well-established companies with substantially larger operating staffs and greater capital resources and have been engaged in the design, manufacture and operation of gaming products for many years. Some of these companies contain significant intellectual property including patents in gaming technology and hardware design, systems and game play and trademarks. In addition, the larger competitors contain significantly larger content portfolios and content development capability and resources, are licensed in markets throughout the United States, and have international distribution. IGT, Light & Wonder, Inc., Aristocrat, and Konami all have a presence in the back-office accounting and player tracking business which expands their relationship with casino customers. Aristocrat and Everi are our primary competitors in the Class II market.

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

Inflation and Cost Fluctuations

Our operational expansion is affected by the cost of hardware components, which are not considered to be inflation sensitive in the long term, but rather, sensitive to changes in technology and competition in the hardware markets. However, as a result of the disruption in global supply chains precipitated by the COVID-19 pandemic and other geopolitical disruptions, there has been an increase in the price of components used in our EGMs and certain Table Products, as well as a significant increase in freight costs for the transportation of our products. In addition, we expect to continue to incur increased legal and other similar costs associated with regulatory compliance requirements and the uncertainties present in the operating environment in which we conduct our business.

Human Capital Management

AGS is a global company with offices and employees in Australia, Canada, Israel, Brazil, Mexico, the United Kingdom and the United States. As of December 31, 2022, we had 659 full-time employees in the United States, 143 full-time employees in Mexico, 69 full-time employees in Australia, 5 full-time employees in Israel, 9 full-time employees in the United Kingdom, 5 full-time employees in Canada, and 2 full-time employees in Brazil.

The Company believes that our employees are a strategic business advantage and as such, we place a high value on delivering a positive employee experience and an engaging employee culture that enables us to attract, retain, and reward our employees. We faced the COVID-19 pandemic with confidence and the belief that maintaining engagement with our greatest asset, our employees, would pay dividends when we emerge from the pandemic. In 2022, our business continued to recover from the pandemic, and we benefitted from the actions that we took during the pandemic to continue to foster our inclusive employee-centric culture. The actions that benefitted us and that we continued throughout 2022 include the following:

•	We continued to offer benefits to our employees that help them navigate our current hybrid working model. These benefits include employee assistance programs as well as mental and emotional resilience resources to enhance our employees' well-being.
•	We regularly engaged with our employees through townhall meetings led by our Chief Executive Officer, David Lopez.
•	We also took decisive actions early in the pandemic to ensure the safety of our employees by transitioning our workforce, where feasible, to a remote working environment and we are continuing to ensure that our hybrid working model is operating responsibly and safely.

Employee Culture

The Company’s employee-focused culture provides greater job satisfaction, collaboration, work performance, and employee morale, which in turn results in empowered and productive employees. This has been recognized by the Company’s receipt of various employee engagement awards based on employee feedback through confidential surveys and reviews, such as the prestigious ‘Best and Brightest Companies to Work For in the Nation®’ (every year from 2017 to 2022); ‘Atlanta’s Best and Brightest Companies to Work For®’ (every year from 2017 to 2022); Glassdoor’s ‘Best Places to Work’ in 2020; and recognition in the ‘Nevada Top Workplaces’ and ‘Atlanta Top Workplaces’ in 2020.

We believe that we foster an engaged employee culture by having a clear mission and strong core values, focused on innovation, trust, respect, empowerment, service, and honesty. Our community focus means that we give back to our communities and work to strengthen them.

The Company provides a flexible work environment and allows remote work whenever practical to our business, which, we believe, makes our employees more dedicated and engaged because they are trusted to meet their deliverables in a manner that provides work-life balance and accommodates their lifestyles. AGS also prioritizes employee communication, through regular town halls delivered by our CEO and other executives; frequent email communications; a SharePoint site with easily accessible Company information; the Companywide use of Microsoft Teams for meetings, virtual events, documents and information sharing, and chat; a focus on leveraging our internal corporate social network for employee engagement and communication; and a dedicated group of employees called Culture Crew who plan and execute employee engagement, appreciation and community service events.

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

At AGS, our diverse workforce is why we continue to win awards for our employee culture and our innovation. As of December 31, 2022, approximately 28% of the Company’s global workforce was female, which is consistent with current trends in our industry, and 24% of the Company’s employees in managerial roles were female. As of December 31, 2022, minorities represented approximately 44% of the Company’s global workforce, of which 33% of our global employees in managerial roles were minorities. Within the Company’s C-Suite, which comprises our senior executive team, 29% of our leaders were women and 57% were minorities. In addition, there are two women who serve on our Board of Directors comprising more than 30% of our Board. Annually, AGS participates in the ‘Best and Brightest Companies to Work For’ program which conducts an anonymous employee questionnaire and benchmarks the Company’s human resource practices compared to other companies in the region and across the nation. In 2022, U.S. employees rated AGS 95.5% in the Diversity, Equity and Inclusion category, 4.2% higher than the national average.

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

Competitive pay and benefits

AGS’ compensation programs are designed to align the compensation of our employees with the Company’s performance and to provide the proper incentives to attract, retain and motivate employees to achieve growth goals. The structure of our compensation programs balances incentive earnings for both short-term and long-term performance, specifically:

•	We provide employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge, and geographic location.
•	We align our executives’ long-term equity compensation with our shareholders’ interests by linking realizable pay with stock and Company performance.
•	All full-time employees are eligible for medical, dental, and vision insurance, paid and unpaid leave, a 401(k) retirement plan that includes Company match, and life and disability/accident coverage. We also offer flexible time-off, paid marriage, maternity, and supporting parental leave, fertility and family planning benefits, wellness programs, employee assistance programs, and tuition reimbursement.
•	From time to time, with Board approval, the Company grants employees ownership opportunities in the Company through equity-based awards.

Patent Incentive Program

The establishment and maintenance of a strong patent portfolio is a corporate objective of the Company. To stimulate inventions that lead to patentable subject matter, the company has adopted a patent award program for awards and additional recognition to be given to active AGS employees who are listed as an inventor on certain patents or patent applications.

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

●	The global COVID-19 pandemic had a significant adverse impact and in the future similar events could have a material adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of the customers and suppliers in the gaming industry that we serve. We are unable to predict the extent to which pandemics and related impacts will adversely impact our business operations, ability to procure materials, financial performance, results of operations and the achievement of our business objectives.
●	We may not successfully enter new markets and potential new markets may not develop quickly or at all.
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

●	The risks related to operations in foreign countries and outside of traditional U.S. jurisdictions could negatively affect our results.
●	Foreign currency exchange rate fluctuations and other risks could impact our business.
●	Our business is subject to quarterly fluctuations.
●	We could face risks associated with, or arising out of, environmental, health and safety laws and regulations.
●	If our products contain defects, we may be liable for product defects or other claims, our reputation could be harmed and our results of operations adversely affected.
●	Our revenues are vulnerable to the impact of changes to the Class II regulatory scheme.
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

The global COVID-19 pandemic had a significant adverse impact and in the future similar events could have a material adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of the customers and suppliers in the gaming industry that we serve. We are unable to predict the extent to which pandemics and related impacts will adversely impact our business operations, ability to procure materials, financial performance, results of operations, financial position and the achievement of our business objectives.

The COVID-19 pandemic negatively impacted the global economy, with particular impact to the gaming industry, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in the financial markets, and increased unemployment levels. In addition, the pandemic resulted in temporary closures of many businesses, including those of our casino customers in 2020, and resulted in the institution of physical distancing and sheltering in place requirements in many states and communities. As a result of pandemic, there has been a decrease in the amount of money spent by consumers in our international locations on our revenue shared installed base and the amount of daily fees of our participation EGMs. Furthermore, general macro-economic factors have resulted in a decline in levels of consumer disposable incomes and personal consumption spending particularly in our international locations. Consequently, demand for our products and services has been and may continue to be significantly impacted, which has adversely affected our revenue and profitability and could continue to do so in the future. Specifically, our international gaming operations revenue and total equipment sales have decreased compared to pre-pandemic levels. Furthermore, the pandemic impaired and similar events could continue to impair our ability to maintain sufficient liquidity, particularly if casinos and other gaming businesses close again or physical distancing and other COVID-19-protective measures prevent them from opening at full capacity, the impact on the global economy worsens and further impacts the disposable income available to our casino customers’ patrons, or customers continue to delay making payments to us under existing obligations. Furthermore, because of changing economic and market conditions affecting the gaming industry, our ability to achieve our business objectives have been impacted and may continue to be impacted in the future. Our business operations may be disrupted because our workforce may be subject to illness, quarantines, government actions, and other restrictions imposed in connection with a pandemic. As a result, the Company may take several actions to adapt such as implementing short-term furloughs, company-wide salary reductions, and workforce reductions. In such situations we may need to seek additional debt or equity financing or, if needed and to the extent available, under federal programs. The extent to which the COVID-19 pandemic or future similar events will further impact our business, results of operations, and financial condition, as well as our capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. In addition, if vaccines offer only limited protection, we expect to see continued fluctuations in business openings and closures as communities respond to local outbreaks, which could prolong the global economic impact.

The COVID-19 pandemic or future similar events may also exacerbate the risks disclosed in our Annual Report, including, but not limited to: our ability to comply with the terms of our indebtedness, our ability to generate revenues, earn profits and maintain adequate liquidity, our ability to service existing and attract new customers, maintain our overall competitiveness in the market, the potential for significant fluctuations in demand for our services, overall trends in the gaming industry impacting our business, as well as potential volatility in our stock price.

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

We enter into agreements to provide financing for construction, expansion, or remodeling of gaming facilities, primarily in the state of Oklahoma, and also have entered into agreements in other jurisdictions to provide loans and advances to route operators to acquire location contracts and fund working capital. Under these agreements, we secure long-term contracts for game placements under either a revenue share or daily fee basis in exchange for the loans and advances. We may not, however, realize the anticipated benefits of any of these strategic relationships or financings as our success in these ventures is dependent upon the timely completion of the gaming facility, the placement of our EGMs, and a favorable regulatory environment.

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

Demand for our new participation EGM placements and game sales is partially driven by the development of new gaming jurisdictions, the addition of new casinos or expansion of existing casinos within existing gaming jurisdictions and the replacement of existing EGMs. The establishment or expansion of gaming in any jurisdiction typically requires a public referendum or other legislative action. As a result, gaming continues to be the subject of public debate, and there are numerous active organizations that oppose gaming. There can be no assurances that new gaming jurisdictions will be established in the future or that existing jurisdictions will expand gaming, and, thus, our growth strategy could be negatively impacted.

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

The manufacturing, assembling and designing of our EGMs depends upon a continuous supply of raw materials and components, such as source cabinets, which we currently source primarily from a limited number of suppliers, some of whom are domiciled in various parts of the world. Our operating results could be adversely affected by an interruption or cessation in the supply of these items or a serious quality assurance lapse, including as a result of the insolvency of any of our key suppliers. Our suppliers may be affected by world events, health crises such as the COVID-19 pandemic, other factors that are out of their control and that therefore affect the products or their ability to fulfill our product requirements. We may be unable to find adequate replacements for our suppliers within a reasonable time frame, on favorable commercial terms or at all. Further, manufacturing costs may unexpectedly increase and we may not be able to successfully recover any or all of such cost increases. As a result of the disruption in global supply chains precipitated by the COVID-19 pandemic and geopolitical unrest, there has been an increase in the price of components used in our EGMs and certain Table Products and a significant increase in freight costs for the transportation of our products. Relatedly, due to insufficient supply of certain components, we have been required to source components and pay for air freight at increased rates.  We have then had to prioritize our customer delivery schedules. Any additional price increases could decrease the sales or leasing of our products, could increase our operating costs and those of our customers, and could have a material adverse effect on the results of our operations.

The risks related to operations in foreign countries and outside of traditional United States jurisdictions could negatively affect our results.

We operate in jurisdictions outside of the United States, principally in Mexico and on tribal lands of Native American tribes as well as RMG online operations in the United Kingdom and Europe. In addition to these locations, we have employees and contractors in Australia, Brazil, Ukraine, India, and Israel. The developments noted below, among others, could adversely affect our financial condition and results of operations:

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

The invasion of Ukraine by Russian troops and the retaliatory measures taken by the U.S., NATO and other countries have created global security concerns and economic uncertainty that could have a lasting impact on regional and global economies. We have approximately 30 contractors located in the Ukrainian region. These contractors work in our interactive business and provide services that assist in the operations of our remote gaming servers used for RMG. While these contractors perform their services remotely, given the escalating tensions and uncertainty in the region, these contractors are likely to experience delays in performing such services and may be unable to perform such services altogether. Moreover, our interactive business is likely to experience service disruptions or delays as a result of the conflict. We do not source products from this region, nor do we have essential equipment in Ukraine. We are also taking action to mitigate any impacts of any disruptions caused by the conflict, which include diverting service and support resources outside of the affected region.

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

For the year ended December 31, 2022, we derived approximately 12% of our revenue from customers outside of the United States. Our consolidated financial results are affected by foreign currency exchange rate fluctuations. Foreign currency exchange rate exposures arise from current transactions and anticipated transactions denominated in currencies other than U.S. dollars and from the translation of foreign currency denominated balance sheet accounts into U.S. dollar-denominated balance sheet accounts. We are exposed to currency exchange rate fluctuations because portions of our revenue and expenses are denominated in currencies other than the U.S. dollar, particularly the Mexican peso. If a foreign currency is devalued in a jurisdiction in which we are paid in such currency, we may require our customers to pay higher amounts for our products, which they may be unable or unwilling to pay.

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

We generate a substantial amount of our total revenue in three states.

For the year ended December 31, 2022, approximately 22% of our total revenue was derived from the state of Oklahoma. Additionally, for the year ended December 31, 2022, Texas and Washington each accounted for approximately 8% of our total revenue. The significant concentration of our revenue in Oklahoma, Texas and Washington means that local economic, regulatory and licensing changes in Oklahoma, Texas and Washington may adversely affect our business disproportionately to changes in national economic conditions, including adverse economic declines or slower economic recovery from prior declines. While we continue to seek to diversify the markets in which we operate, changes to our business, operations, game performance and customer relationships in Oklahoma, Texas or Washington, due to changing gaming regulations or licensing requirements, higher taxes, increased competition, declines in market revenue share percentages or otherwise, could have a material and adverse effect on or financial condition and results of operations. In addition, changes in our relationship with our largest customers, including any disagreements or disputes, a decrease in revenue share, removal of EGMs or non-renewal of contracts, could have a material and adverse effect on our financial condition and results of operations.

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

We have not been profitable and cannot predict when we will achieve profitability, if ever. As of December 31, 2022, we had an accumulated deficit of approximately $353.1 million, as a result of historical operating losses. These losses have resulted principally from depreciation and amortization, interest, research and development, sales and marketing and administrative expenses. We also expect our costs to increase in future periods. For example, we intend to expend significant funds to expand our sales and marketing operations, develop new products, expand into new markets, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of other reasons, including the other risks described in this Form 10-K, and unforeseen expenses, difficulties, complications and delays, and other unknown events. While we believe our growth strategy will help us achieve profitability, there can be no guarantee. If we are unable to achieve and sustain profitability, our stock price may significantly decrease.

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

We are a highly leveraged company. As of December 31, 2022, we had $571.4 million aggregate principal amount of outstanding indebtedness, in addition to $40.0 million available for borrowing under the revolving credit facility at that date. For the year ended December 31, 2022, we had debt service costs of $40.3 million.

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

The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources and harm our business, financial condition and results of operations. See Item 15. “Exhibits and Financial Statement Schedules” Note 12. "Commitments and Contingencies" for a description of a current securities complaint that has been filed against us and is not yet resolved.

We are an “emerging growth company,” and are able to take advantage of reduced disclosure requirements applicable to “emerging growth companies,” which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and, for as long as we continue to be an “emerging growth company,” we intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies.” These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will be an “emerging growth company” until December 31, 2023, which is the last day of our fiscal year following the fifth anniversary of the consummation of our initial public offering. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Provisions of our amended and restated articles of incorporation and our amended and restated bylaws may make it more difficult for, or prevent a third party from, acquiring control of us without the approval of our board of directors. These provisions include:

•	having a classified board of directors;
•	prohibiting cumulative voting in the election of directors;
•	empowering only the board of directors to fill any vacancy on our board of directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;
•	authorizing “blank check” preferred stock, the terms and issuance of which can be determined by our board of directors without any need for action by stockholders;
•	restricting stockholders from acting by written consent or calling special meetings; and
•	establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

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

These articles of incorporation and bylaws could make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock. Furthermore, the existence of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of us, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

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

As of December 31, 2022, we had 412,210,869 shares of common stock authorized but unissued. Our amended and restated articles of incorporation authorize us to issue these shares of common stock and options, rights, warrants and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved 2,831,512 shares for issuance upon exercise of outstanding stock options and restricted shares. Any common stock that we issue, including under our new equity incentive plan or other equity incentive plans that we may adopt in the future, as well as under outstanding options would dilute the percentage ownership held by the investors who purchase common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We currently lease the following properties:

Location	Purpose	Square Footage	Segment
Oklahoma City, Oklahoma	Administrative offices, manufacturing and warehousing	144,688	EGM, Table Products
Duluth, Georgia	Research and development	55,264	EGM
Las Vegas, Nevada	Corporate headquarters	25,088	EGM, Table Products
Atlanta, Georgia	Research and development	19,533	EGM
Mexico City, Mexico	Warehousing	18,191	EGM
Sydney, Australia	Research and development	8,805	EGM
Sydney, Australia	Research and development	8,450	EGM
Austin, Texas	Research and development	4,047	EGM
Mexico City, Mexico	Administrative offices	3,972	EGM
Reno, Nevada	Research and development	3,705	EGM
Scottsdale, Arizona	Research and development	2,750	EGM
Tel Aviv, Israel	Research and development	1,850	Interactive
Hinckley, United Kingdom	Administrative offices	1,452	Interactive
Gibraltar	Administrative offices	172	Interactive

None of the properties listed above are held in fee or subject to any major encumbrance. In addition to those listed above, we lease a number of additional properties in the United States and internationally that support our operations.

ITEM 3. LEGAL PROCEEDINGS.

We are party to various claims and legal actions that arise in the ordinary course of business. We do not believe the outcome of such disputes or legal actions will have a material adverse effect on our financial condition, results of operations, liquidity or capital resources. See Item 15. “Exhibits and Financial Statement Schedules” Note 12. "Commitments and Contingencies" for a detailed description of various claims and legal actions we are party to.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock began trading on the NYSE under the symbol “AGS” on January 26, 2018.

Holders

On March 6, 2023, we had 4 holders of record.

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

Equity Compensation

Refer to Item 11. for a description of the Company’s Management Incentive Plan.

Stockholder Return Performance Graph

The following graph compares the cumulative total return to stockholders on our then outstanding shares of common stock, the New York Stock Exchange (“NYSE”) Composite Index and indices of our peer group companies that operate in industries or lines of business similar to ours from January 2018, the month in which we completed our initial public offering, through December 31, 2022. Our peer group companies consist of Aristocrat (Australian Securities Exchange: ALL), IGT (New York Stock Exchange: IGT), Everi Holdings Inc. (New York Stock Exchange: EVRI) and Light & Wonder, Inc. (Nasdaq Composite Index: LNW).

COMPARISON OF 59 MONTH CUMULATIVE TOTAL RETURN*

Among PlayAGS, Inc., the NYSE Composite Index,
and a Peer Group

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
1/18
3/18
6/18
9/18
12/18
3/19
6/19
9/19
12/19
3/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
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

For a discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Overview

We are a leading designer and supplier of EGMs and other products and services for the gaming industry. We operate our business in three distinct segments: EGMs, Table Products and Interactive. Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line. Founded in 2005, we historically focused on supplying EGMs, including slot machines, video bingo machines, and other electronic gaming devices, to the Native American gaming market. Since 2014, we have expanded our product line-up to include: (i) Class III EGMs for commercial and Native American casinos permitted to operate Class III EGMs, (ii) table game products and (iii) interactive products, all of which we believe provide us with growth opportunities as we expand in markets where we currently have limited or no presence. For the year ended December 31, 2022, approximately 72% of our total revenue was generated through recurring contracted lease agreements whereby we place EGMs and table game products at our customers’ gaming facilities under either a revenue sharing agreement (we receive a percentage of the revenues that these products generate) or fee-per-day agreement (we receive a daily or monthly fixed fee per EGM or table game product), or recurring revenue from our Interactive gaming operations.

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

The factors above have been significantly affected by the COVID-19 pandemic and the related closure of nearly all of our casino customer locations in fiscal year 2020. Due to the business disruption caused by the rapid nationwide spread of the coronavirus and the actions by state and tribal governments and businesses to contain the virus, almost all of the Company’s customers closed their operations during the months of March and April 2020 and their respective markets have been significantly and adversely impacted. Beginning in May 2020, casinos began to reopen at limited capacity. As a result of the temporary closures of our casino customers, in fiscal year 2020, there was a decrease in the amount of money spent by consumers on our revenue shared installed base and the amount of daily fees of our participation EGMs and a slowdown in the expansion of existing casinos or development of new casinos. Specifically, gaming operations revenue and equipment sales decreased during the year ended December 31, 2020 as a result of the temporary closures of our casino customers. Similarly, our EGM and Table Products segment operating results have been disrupted because each segment’s activities including design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of its product's lines have been temporarily halted or significantly reduced. In addition, each segment’s revenue from leasing, licensing and selling products was adversely impacted due to the temporary closures of our casino customers. As a result, the Company reduced expenses and capital purchases to adapt to the severity of the COVID-19 pandemic. From April to September of 2020, the Company implemented short-term furloughs with retained benefits, company-wide salary reductions, and reduced its workforce by over 10%. Our non-employee directors also agreed to reduce their fees by 50% for the first three quarters of 2020 and to take payment of the fees in stock in lieu of cash.  As of December 31, 2022, all of the Company's customers have reopened; there are still some customers who have reopened at limited capacity and are operating under various restrictions.

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

Acquisitions and Divestitures

On January 3, 2022, the Company acquired certain intangible assets related to the purchase of table game-related intellectual property and an installed base of table games under the Lucky Lucky trade name from Aces Up Gaming. For a detailed description of acquisitions, See Item 1. "Financial Statements" Note 16. "Acquisitions".

Results of Operations

Year Ended December 31, 2022 compared to the Year Ended December 31, 2021

The following tables set forth certain selected audited consolidated financial data for the periods indicated (in thousands):

	Year ended December 31,		$	%
	2022	2021	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$223,802	$205,627	$18,175	8.8%
Equipment sales	85,634	54,069	31,565	58.4%
Total revenues	309,436	259,696	49,740	19.2%
Operating expenses
Cost of gaming operations	42,200	38,945	3,255	8.4%
Cost of equipment sales	44,472	24,262	20,210	83.3%
Selling, general and administrative	67,728	63,749	3,979	6.2%
Research and development	39,628	36,308	3,320	9.1%
Write-downs and other charges	1,923	2,791	(868)	(31.1)%
Depreciation and amortization	75,516	73,938	1,578	2.1%
Total operating expenses	271,467	239,993	31,474	13.1%
Income (loss) from operations	37,969	19,703	18,266	92.7%
Other expense (income)
Interest expense	40,608	44,352	(3,744)	(8.4)%
Interest income	(1,059)	(1,064)	5	(0.5)%
Loss on extinguishment and modification of debt	8,549	-	8,549	100.0%
Other expense	131	1,185	(1,054)	(88.9)%
Loss before income taxes	(10,260)	(24,770)	14,510	(58.6)%
Income tax benefit	2,225	2,198	27	1.2%
Net loss	$(8,035)	$(22,572)	$14,537	(64.4)%

Revenues

Gaming Operations. Gaming operations revenue increased primarily due to an increase in our EGM segment. EGM RPD increased 11.7% compared to the prior year from $21.72 per day to $24.27 per day. The increase in gaming operations revenue is also attributable to an increase in our domestic EGM installed base year over year, offset by a decrease in our international EGM installed base primarily due to removal of machines in our installed based that had been inactive since the COVID-19 pandemic closures as well as due to some casino closures and the imposition of new gaming taxes in one Mexican state that compelled casino operators to remove units. The international installed base also decreased due to our strategic decision to wind down our modest Philippines operation given the ongoing COVID-19-related challenges facing the market. The increase in gaming operations revenue is also attributable to a $3.0 million increase in Table Products revenue related to an increase in our installed base as well as to our acquisition of Lucky Lucky.

Equipment Sales. The increase in equipment sales was primarily due to an increase of 1,639 EGMs sold year over year. We sold 4,019 EGM units for the year ended December 31, 2022, compared to 2,380 EGM units in the prior year period. EGM equipment sales revenue also includes revenue from the sale of 429 previously leased, lower yielding units to a distributor in the prior year period, which are not included in our sold unit count or domestic average sales price.

Operating Expenses

Cost of Gaming Operations. The increase in the cost of gaming operations was primarily the result of increased field service and support costs of $2.5 million as well as direct expenses and related costs compared to the prior year period due to increased activity and supply chain logistics costs. As a percentage of gaming operations revenue, costs of gaming operations was 18.9% for the both years ended December 31, 2022 and December 31, 2021.

Cost of Equipment Sales. The increase in cost of equipment sales is attributable to the increase in the number of units sold compared to the prior period. We sold 4,019 EGM units during the year ended December 31, 2022, compared to 2,380 EGM units in the prior year period. The cost of equipment sales includes the cost of 429 previously leased, lower yielding units sold to a distributor in the prior year period. As a percentage of equipment sales revenue, costs of equipment sales was 51.9% for the year ended December 31, 2022 compared to 44.9% for the prior year period, which fluctuated year over year primarily due to the difference in the cost of previously leased units sold in the prior year period, which had a lower net book value than our average new EGM units as well as increased product costs, which are the result of increased freight and increased cost of component parts used in the assembly of our products.

Selling, General and Administrative. The increase in selling, general and administrative expenses is primarily due to a $2.4 million increase in salaries and benefits, offset by a $3.1 million decrease in non-cash stock-based compensation. The remaining increase is primarily attributable to operational and support cost to maintain our current operations and our increased number of personnel.

Research and Development. The increase in research and development expense is primarily due to a $1.3 million increase in salaries and benefits. The increase in research and development expense is also attributable to a $1.2 million increase in consulting fees and outside services costs. The remaining increase is primarily attributable to operational and support costs to support our growing research and development resources.

Write-downs and Other Charges. During the year ended December 31, 2022, the Company recognized $1.9 million in write-downs and other charges primarily related to a fair value adjustment to contingent consideration of $1.5 million, most of which related to prior period immaterial accounting misstatements. The adjustment was recorded in other long-term liabilities and had no effect on the condensed consolidated statement of cash flows. The Company used level 3 fair value measurements based on projected cash flows. The contingent consideration was originally recorded in a business acquisition of table game product in 2017 and is payable periodically based on a percentage of product revenue earned on the purchased table games.

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

Depreciation and Amortization. The increase was predominantly due to an increase in depreciation expense of $1.5 million driven by purchases of property and equipment.

Other Expense (Income), net

Interest Expense. The decrease in interest expense is predominantly attributable to entering into the Amended Credit Agreement, which decreased the amount outstanding on the term loan borrowing facility, offset by an increase in our effective interest rate in the current year. See Item 1. "Financial Statements" Note 5. "Long-Term Debt" for a detailed discussion regarding long-term debt.

Loss on extinguishment and modification of debt. On February 15, 2022, in connection with entering into the Amended Credit Agreement, $8.5 million in loan costs including third-party costs and make-whole premium were expensed and included in the loss on extinguishment and modification of debt.

Other Expense (Income) The decrease is predominantly attributed to the prior year write-off of indemnification receivables of $0.8 million as the related liability for uncertain tax positions was also written-off due to the expiration of the statute of limitations. See Item 15. “Exhibits and Financial Statement Schedules” Note 11. "Income Taxes" for a detailed discussion regarding the write-off of indemnification receivables. To a lesser extent, the decrease is offset due to the effect of foreign currency fluctuation on trade payables and receivables denominated in foreign currencies.

Income Taxes. The Company’s effective income tax rate for the year ended December 31, 2022, was a benefit of 21.7%. The difference between the federal statutory rate of 21.0% and the Company’s effective tax rate for the year ended December 31, 2022, was primarily due to changes in our valuation allowance on deferred tax assets, various permanent items and lapse in the applicable statute of limitations for certain uncertain tax positions.

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

The tables below present each of the Adjusted Expenses and include a reconciliation to the nearest GAAP measure.

Electronic Gaming Machines

Year Ended December 31, 2022 compared to the Year Ended December 31, 2021

	Year Ended December 31,		$	%
(amounts in thousands except unit data)	2022	2021	Change	Change
EGM segment revenues:
Gaming operations	$199,274	$184,050	$15,224	8.3%
Equipment sales	85,057	53,759	31,298	58.2%
Total EGM revenues	$284,331	$237,809	$46,522	19.6%

EGM segment expenses and adjusted expenses:
Cost of gaming operations(1)	$39,078	$36,165	$2,913	8.1%
Less: Adjustments(2)	2,785	2,956	(171)	(5.8)%
Adjusted cost of gaming operations	36,293	33,209	3,084	9.3%

Cost of equipment sales	44,301	24,168	20,133	83.3%

Selling, general and administrative	61,554	58,436	3,118	5.3%
Less: Adjustments(3)	10,084	13,428	(3,344)	(24.9)%
Adjusted cost of selling, general and administrative	51,470	45,008	6,462	14.4%

Research and development	34,116	31,553	2,563	8.1%
Less: Adjustments(4)	3,006	2,430	576	23.7%
Adjusted cost of research and development	31,110	29,123	1,987	6.8%

Accretion of placement fees	6,345	6,516	(171)	(2.6)%

EGM Adjusted EBITDA	$127,502	$112,817	$14,685	13.0%

EGM Business Segment Key Performance Indicators ("KPI's"):
EGM gaming operations:
EGM installed base:
Class II	11,251	11,256	(5)	(0.0)%
Class III	5,075	4,683	392	8.4%
Domestic installed base, end of period	16,326	15,939	387	2.4%
International installed base, end of period	6,244	7,643	(1,399)	(18.3)%
Total installed base, end of period	22,570	23,582	(1,012)	(4.3)%

EGM revenue per day ("RPD"):
Domestic revenue per day	$31.48	$30.35	$1.13	3.7%
International revenue per day	$6.92	$4.52	$2.40	53.1%
Total revenue per day	$24.27	$21.72	$2.55	11.7%

EGM equipment sales
EGM units sold	4,019	2,380	1,639	68.9%
Average sales price ("ASP")	$19,372	$18,369	$1,003	5.5%

(1) Exclusive of depreciation and amortization.

(2) Adjustments to cost of gaming operation include non-cash stock compensation expense, non-cash charges on capitalized installation and delivery and other adjustments.

(3) Adjustments to selling, general and administrative expense include non-cash stock compensation expense, restructuring and severance, legal and litigation expenses including settlement payments and other adjustments.

(4) Adjustments to research and development costs include non-cash stock compensation expense, acquisitions and integration-related costs including restructuring and severance.

Gaming Operations Revenue

Gaming operations revenue increased primarily due to an increase in our EGM segment. EGM RPD increased 11.7% compared to the prior year from $21.72 per day to $24.27 per day. The increase in gaming operations revenue is also attributable to an increase in our domestic EGM installed base year over year, offset by a decrease in our international EGM installed base primarily due to removal of machines in our installed based that had been inactive since the COVID-19 pandemic closures as well as due to some casino closures and the imposition of new gaming taxes in one Mexican state that compelled casino operators to remove units. The international installed base also decreased due to our strategic decision to wind down our modest Philippines operation given the ongoing COVID-related challenges facing the market.

Equipment Sales

The increase in equipment sales was primarily due to an increase of 1,639 EGMs sold year over year. We sold 4,019 EGM units for the year ended December 31, 2022, compared to 2,380 EGM units in the prior year period. EGM equipment sales revenue also includes revenue from the sale of 429 previously leased, lower yielding units to a distributor in the prior year period, which are not included in our sold unit count or domestic average sales price.

EGM Adjusted EBITDA

EGM Adjusted EBITDA includes revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write-downs and other charges, accretion of placement fees, as well as other costs. See Item 15. “Exhibits and Financial Statement Schedules” Note 13. "Operating Segments" for further explanation of adjustments. The increase in EGM Adjusted EBITDA is attributable to the increase in revenue described above, offset by the related increase in cost of gaming operations, cost of equipment sales, as well as operating expenses. EGM Adjusted EBITDA margin was 44.8% for the year ended December 31, 2022 compared to 47.4% for the year ended December 31, 2021.

Table Products

Year Ended December 31, 2022 compared to Year Ended December 31, 2021

	Year Ended December 31,		$	%
(amounts in thousands except unit data)	2022	2021	Change	Change
Table Products segment revenues:
Gaming operations	$14,343	$11,569	$2,774	24.0%
Equipment sales	577	310	267	86.1%
Total Table Products revenues	$14,920	$11,879	$3,041	25.6%

Table Products segment expenses and adjusted expenses:
Cost of gaming operations(1)	$1,321	$687	$634	92.3%
Less: Adjustments(2)	363	321	42	13.1%
Adjusted cost of gaming operations	958	366	592	161.7%

Cost of equipment sales	171	94	77	81.9%

Selling, general and administrative	3,326	2,879	447	15.5%
Less: Adjustments(3)	272	257	15	5.8%
Adjusted cost of selling, general and administrative	3,054	2,622	432	16.5%

Research and development	2,030	2,410	(380)	(15.8)%
Less: Adjustments(4)	74	51	23	45.1%
Adjusted cost of research and development	1,956	2,359	(403)	(17.1)%

Table Products Adjusted EBITDA	$8,781	$6,438	$2,343	36.4%

Table Products unit information:
Table products installed base, end of period (5)	5,051	3,801	1,250	32.9%
Average monthly lease price (5)	$243	$258	$(15)	(5.8)%

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

(5) As a result of a comprehensive review of our unit counts, the Table Products installed base and average monthly lease price have been revised in the prior period to reflect a more accurate count of the products on lease. The review resulted in no changes to revenues or Adjusted EBITDA

Gaming Operations Revenue

The increase in Table Products gaming operations revenue is attributable to an increase in the Table Products installed base. The continuing success of our progressives such as Bonus Spin Xtreme and Royal 9, as well as the Lucky Lucky acquisition (for a detailed description of acquisitions, See Item 1. "Financial Statements" Note 16. "Acquisitions"), are the primary drivers of the increase in the Table Products installed base compared to the prior year period.

Equipment Sales

The increase in equipment sales is primarily due to an increase in the sale of shufflers in the current period, in which we sold our first Pax S single-deck shufflers.

Tables Products Adjusted EBITDA

Table Products Adjusted EBITDA includes the revenues and operating expenses from the Table Products segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs.  See Item 15. “Exhibits and Financial Statement Schedules” Note 13. "Operating Segments" for further explanation of adjustments. The increase in Table Products Adjusted EBITDA is attributable to the increases in gaming operations revenue, partially offset by an increase in cost of gaming operations.

Interactive

Year Ended December 31, 2022 compared to Year Ended December 31, 2021

	Year Ended December 31,		$	%
(amounts in thousands)	2022	2021	Change	Change
Interactive segment revenue:
Gaming Operations	$10,185	$10,008	177	1.8%
Total Interactive revenue	$10,185	$10,008	177	1.8%

Interactive segment expenses and adjusted expenses:
Cost of gaming operations(1)	$1,801	$2,093	$(292)	(14.0)%

Selling, general and administrative	2,848	2,434	414	17.0%
Less: Adjustments(2)	258	157	101	64.3%
Adjusted cost of selling, general and administrative	2,590	2,277	313	13.7%

Research and development	3,482	2,345	1,137	48.5%
Less: Adjustments(3)	48	39	9	23.1%
Adjusted cost of research and development	3,434	2,306	1,128	48.9%

Interactive Adjusted EBITDA	$2,360	$3,332	(972)	(29.2)%

(1) Exclusive of depreciation and amortization.

(2) Adjustments to selling, general and administrative expense include non-cash stock compensation expense, restructuring and severance, legal and litigation expenses including settlement payments and other adjustments.

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

Interactive Adjusted EBITDA

Interactive Adjusted EBITDA includes the revenues and operating expenses from the Interactive segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 15. “Exhibits and Financial Statement Schedules” Note 13. "Operating Segments" for further explanation of adjustments. The decrease in Interactive Adjusted EBITDA is primarily attributable to increased operating expenses and offset by an increase in revenues as described above.

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

The following tables reconcile net loss attributable to PlayAGS, Inc. to total Adjusted EBITDA (amounts in thousands):

Year Ended December 31, 2022 compared to the Year Ended December 31, 2021

	Year Ended December 31,		$	%
	2022	2021	Change	Change
Net loss	$(8,035)	$(22,572)	14,537	(64.4)%
Income tax benefit	(2,225)	(2,198)	(27)	1.2%
Depreciation and amortization	75,516	73,938	1,578	2.1%
Interest expense, net of interest income and other	39,680	44,473	(4,793)	(10.8)%
Loss on extinguishment and modification of debt(1)	8,549	—	8,549	100.0%
Write-downs and other(2)	1,923	2,791	(868)	(31.1)%
Other adjustments(3)	2,225	3,119	(894)	(28.7)%
Other non-cash charges(4)	9,117	8,393	724	8.6%
Non-cash stock-based compensation(5)	11,893	14,643	(2,750)	(18.8)%
Total Adjusted EBITDA	$138,643	$122,587	16,056	13.1%

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

Contractual Obligations

As of December 31, 2022, the Company is contractually obligated to make future cash payments related to our long-term debt, operating lease liability, placement fees payable, and other miscellaneous obligations.

For a description of contractual obligations related to long-term debt that include mandatory quarterly principal and interest payments, see Item 15. “Exhibits and Financial Statement Schedules” Note 5. "Long-Term Debt".

For a description of contractual obligations related to our operating lease liability, see Item 15. “Exhibits and Financial Statement Schedules” Note 14. "Leases".

As of December 31, 2022, we have a total contractual obligation to make future cash payments for placement fees of $15.8 million, $6.3 million of which is due in the next twelve months, and the remaining balance of $9.5 million is due thereafter until the end of the contractually required payments in 2025.

Based on the cash and cash equivalents on hand as of December 31, 2022, our expected cash flows from operating activities, as well as availability in our undrawn revolving credit facility, management believes that the Company has sufficient liquidity to fund its operating requirements and meet its obligations as they become due for at least the next twelve months after the financial statements are issued.

Indebtedness

First Lien Credit Facilities

For a detailed description of indebtedness, see Item 1. "Financial Statements" Note 5. "Long-Term Debt".

As of December 31, 2022, there were no required financial covenants for our debt instruments.

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

As of December 31, 2022, the Company had $37.9 million in cash and cash equivalents and $40.0 million available to draw under its revolving credit facility. As of December 31, 2022, management believes that the Company has sufficient liquidity to fund its operating requirements and meet its obligations as they become due for at least the next twelve months after the financial statements are issued.

The following table summarizes our historical cash flows (in thousands):

	Year ended December 31,		$
	2022	2021	Change
Cash Flow Information:
Net cash provided by operating activities	$77,709	$78,332	(623)
Net cash (used in) investing activities	(72,088)	(50,137)	(21,951)
Net cash (used in) provided by financing activities	(62,720)	(14,905)	(47,815)
Effect of exchange rates on cash and cash equivalents	13	(2)	15
(Decrease) increase in cash and cash equivalents	$(57,086)	$13,288	(70,374)

Operating activities

The decrease in cash provided by operating activities is attributable to a $13.1 million increase in the use of cash related for assets and liabilities that relate to operations, which primarily is due to a $7.8 million increase in the use of cash to purchase inventory. The decrease in cash provided by operating activities is offset by an improvement in our net loss adjusted for non-cash expenses that increased by $12.5 million.

Investing activities

The increase in cash used in investing activities was primarily due to a $12.0 million increase in purchases of property plant and equipment and a $5.7 million increase in software development expenditures. Cash used in investing activities also increased due to an increase in cash used in business acquisitions of $4.8 million as described in Item 1. “Financial Statements” Note 16. “Acquisitions”.

Financing activities

The increase in cash used in financing activities of $47.8 million is primarily attributable to the reduction of debt principal and payment of related debt issuance costs in conjunction with our entering into The Credit Agreement as described in Item 1. “Financial Statements” Note 5. "Long-Term Debt".

Significant Accounting Policies and Critical Estimates

Critical Accounting Estimates

Our consolidated financial statements are prepared in conformity with generally accepted accounting principles (“GAAP”) generally accepted in the United States of America. Accordingly, we are required to make estimates incorporating judgments and assumptions we believe are reasonable based on our historical experience, contract terms, trends in our company and the industry as a whole, as well as information available from other outside sources. Our estimates affect amounts recorded in our consolidated financial statements and there can be no assurance that actual results will not differ from initial estimates. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Our accounting policies are more fully described in Item 15. “Exhibits and Financial Statement Schedules” Note 1. "Description of the Business and Summary of Significant Accounting Policies".

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

Revenue Recognition

Leasing of equipment in both our EGM and Table Products segments is accounted for under lease accounting guidance in ASC 842, "Leases" (ASC 842) and is recorded in gaming operations revenue. Our remaining revenue streams are accounted for under ASC 606 "Revenue from contracts with customers" (ASC 606) including equipment sales in our EGM and, to a lesser extent, in our Table Products segments. Revenue earned in our Interactive segment is recorded in gaming operations revenue. Refer to Item 15. “Exhibits and Financial Statement Schedules” Note 1. "Description of the Business and Summary of Significant Accounting Policies", which contains a detailed description of our revenue recognition policy for our revenue streams.

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

Definite-lived Asset Impairment

The Company reviews its definite-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These indicators can include the loss of a key customer or jurisdiction or cancellation of a specific product line where there is no alternative future use for the asset.

When the estimated undiscounted cash flows (Assumption #1) are not sufficient to recover the asset’s carrying amount, an impairment loss is measured to the extent the fair value of the asset is less than its carrying amount. We also make judgments about the remaining useful lives of intangible assets and other long-lived assets that have finite lives (Assumption #2).

Our policy is to impair, when necessary, excess or obsolete gaming terminals on hand that we do not expect to be used. Impairment is based upon several factors, including estimated forecast of gaming terminal demand for placement into casinos.

Assumptions/Approach used for Assumption #1: When we identify a triggering event, we estimate cash flows directly associated with the use of the asset to test recoverability and remaining useful lives based upon forecasted revenues and cash flows. In developing estimated cash flows, we incorporate assumptions regarding future performance, including estimations of win per day and estimated installed units on lease. When the carrying amount exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the asset, we then compare the carrying amount to its current fair value. We recognize an impairment loss if the carrying amount of the asset exceeds its fair value.

Effect if Different Assumptions used for Assumption #1: Impairment testing requires judgment, including estimates of cash flows, and determinations of fair value. While we believe our estimates of future revenues and cash flows are reasonable, different assumptions such as projected win per day and projected installed units on lease could materially affect the measurement of the recoverability and fair value of long-lived assets. If actual cash flows fall below initial forecasts, we may need to record additional amortization and/or impairment charges.

Assumptions/Approach used for Assumption #2: The carrying value of the asset is determined based upon management’s assumptions as to the useful life of the asset, where the assets are depreciated over the estimated life on a straight-line basis.

Effect if different assumptions used for Assumption #2: While we believe the useful lives that we use are reasonable, different assumptions could materially affect the carrying value of long-lived assets, as well as the depreciation and amortization expense.

Goodwill and Indefinite-lived Intangible Asset Impairment

The excess of the purchase price of entities that are considered to be purchases of businesses over the estimated fair value of the assets acquired and the liabilities assumed is recorded as goodwill. The “American Gaming Systems” trade name (and related derivations such as “AGS” and “PlayAGS”) asset acquired in a previous acquisition has an indefinite useful life. We do not amortize indefinite-lived assets or goodwill, but instead test for possible impairment at least annually on October 1 or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable (Assumption #1). The Company has the option to begin with a qualitative assessment, commonly referred to as Step 0, to determine whether it is more-likely-than-not that the asset's fair value is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as the general economic environment, industry and market conditions, changes in key assumptions used since the most recently performed valuation and overall financial performance of each reporting unit and the Company as a whole. If the Company determines the asset is not at risk of failing the qualitative assessment no quantitative impairment testing is required. If the Company determines that it is at risk of failing the qualitative assessment, the Company is required to perform an annual quantitative impairment test, and depending upon the results of that measurement, the recorded asset value may be written down and charged to results from operations when its carrying amount exceeds its estimated fair value.

Assumptions/Approach used for Assumption #1: In the first step of the impairment test, we estimate the fair value of our goodwill at the reporting unit level and indefinite-lived assets and compare that to the carrying value. Fair value is based upon forecasted product revenues and cash flows. In developing estimated cash flows, we incorporate assumptions regarding future performance, including estimations of revenues, costs, and capital expenditures. When the carrying amount exceeds fair value, we recognize an impairment charge for the amount by which the carrying amount exceeds the asset’s fair value.

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

The Company tests for possible impairment of indefinite lived intangible assets at least annually, on October 1. The Company performed a qualitative assessment as of October 1, 2022 on the EGM and Table Products reporting units as well as the AGS tradename and determined that it was not more likely than not that the fair value of the EGM and Table Products reporting units and AGS tradename were less than their carrying amounts as of the assessment date of October 1, 2022. In this assessment, we relied on several qualitative factors such as industry and macroeconomic conditions, as well as current projected cash flows and the prior year quantitative analysis, that concluded the excess fair value was over carrying value for the EGM and Table Products reporting units were $113.4 million and $8.9 million, respectively and the AGS tradename excess fair value over carrying value was $85.0 million. There is no balance of goodwill in the Company’s other reporting unit.

The Company performed a quantitative assessment as of October 1, 2020 on the EGM and Table Products reporting units, in which both reporting units passed the assessment with 17% and 32% cushion between the fair value and carrying value of the reporting unit, respectively. As of October 1, 2020, none of the Company's remaining reporting units had a recorded balance of goodwill. The discount rates utilized in the discounted cash flow projections were 12.0% and 15.5% for the EGM and Table Products reporting units, respectively. During the first quarter of 2020, our EGM and Table Products reporting units' operating results were significantly lower than expectations, driven by the rapid nationwide spread of the coronavirus and the actions taken by state and tribal governments and businesses, including the closure of casinos, in an attempt to contain the virus. Many of our customers temporarily closed their operations and the markets that we served were significantly and adversely impacted, which was considered to be a triggering event. These closures resulted in a reduction of gaming operations revenues particularly related to our leased EGMs and Table Products as we ceased to bill our customers from the date that they closed. The closures also impacted equipment sales revenue due to a decline in our customer demand to purchase our EGMs and other products during the closures.  Accordingly, we performed a quantitative assessment, or “Step 1” analysis, as of March 31, 2020 to analyze whether this triggering event resulted in an impairment of associated goodwill in those two reporting units.  As of March 31, 2020, none of the Company's remaining reporting units had a recorded balance of goodwill. Based on our quantitative analysis, the fair value was 34% greater than the carrying value for the EGM reporting unit and 21% greater for the Table Products reporting unit.  We estimated the fair value of both reporting units using the discounted cash flow method. The most significant factor in the assessment was the projected cash flows adjusted for the estimated adverse impact of the COVID-19 pandemic on the Company’s operations. Our projected cash flows were dependent on our assumptions for when our casino customers would have reopened. The projected cash flows and those for future years were also impacted by our estimate of when the operations of our casino customers would return to pre-COVID-19 levels. Given the impacts of the COVID-19 pandemic across our business, the long-range cash flow projections that were used to assess the fair value of our businesses and assets for purposes of impairment testing were subject to greater uncertainty than normal. Other factors included in the discounted cash flow calculation were the discount rate of 10% for EGM and 14% for Table Products and the long-term growth rate of 3% for both reporting units. During the second and third quarters of 2020, based on the performance of our re-opened customers and our related revenue share including our projections for future periods, we concluded that there were no triggering events that would more likely than not reduce the fair value of a reporting unit below their carrying value.

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

Recently adopted accounting pronouncements

For a description of recently adopted accounting pronouncements, see Item 15. “Exhibits and Financial Statement Schedules” Note 1. "Description of the Business and Summary of Significant Accounting Policies".

Recently issued accounting pronouncements not yet adopted

For a description of recently issued accounting pronouncements not yet adopted, see Item 15. “Exhibits and Financial Statement Schedules” Note 1. "Description of the Business and Summary of Significant Accounting Policies".

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain market risks and uncertainties inherent in our operations. These market risks generally arise from transactions in the normal course of business. Our primary market risk exposures relate to interest rate risk and foreign currency exchange risks.

Interest Rates

Our primary exposure to market risk is interest rate risk associated with our long-term debt, which accrues interest at variable rates. Certain of our debt instruments accrue interest at LIBOR or the base rate, at our election, subject to an interest rate floor plus an applicable margin rate. In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt and equity capital to sustain our operations. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. As of December 31, 2022, approximately less than 1% of our debt were fixed-rate instruments. Assuming a constant outstanding balance for our variable-rate long term debt, a hypothetical 1% decrease in interest rates would decrease interest expense by $5.7 million, while a hypothetical 1% increase in interest rates would increase interest expense by $5.7 million.

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

We derived approximately 6% of our revenue from customers in Mexico. To date, we have not engaged in hedging activities intended to protect against foreign currency risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is contained in the financial statements listed in Item 15. “Exhibits and Financial Statement Schedules” of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management has performed an assessment according to the 2013 Internal Control-Integrated Framework established by COSO. Based on the assessment, management has concluded that our system of internal control over financial reporting, as of December 31, 2022, is effective. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

An attestation report of the Company’s internal control over financial reporting by our independent registered public accounting firm is not included as we are an Emerging Growth Company and are exempt from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2022 covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the names, ages, positions, and biographical information of the executive officers of AGS, LLC and the executive officers and directors of the Company at March 9, 2023.

AGS LLC

Name	Age	Position
David Lopez	49	Chief Executive Officer
Kimo Akiona	49	Chief Financial Officer
Victor Gallo	56	General Counsel
Rob Ziems (1)	52	Chief Legal Officer

PlayAGS, Inc.

Name	Age	Position
David Lopez	49	Chief Executive Officer, President and Director
Kimo Akiona	49	Chief Financial Officer, Chief Accounting Officer and Treasurer
Victor Gallo	56	General Counsel and Secretary
Yvette E. Landau	66	Director
Adam Chibib	56	Director and Chairman
Geoff Freeman	48	Director
Anna Massion	44	Director
David Farahi	41	Director

(1) - Mr. Ziems joined AGS LLC as Chief Legal Officer in January 2023 and most of Mr. Gallo's responsibilities are transitioning to Mr. Ziems in the next several months.

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

Rob Ziems. Mr. Ziems joined the Company as Chief Legal Officer in January 2023. Previously, Previously, Mr. Ziems served in various roles at Aruze Gaming America, Inc. and Aruze Gaming Group ("Aruze") including President, Global Chief Legal Officer, and Corporate Secretary. Prior to that, he served as Executive Vice President, General Counsel and Corporate Secretary of Mikohn Gaming (later known as Progressive Gaming International Corporation ("PGIC")) and he began in the gaming industry as Associate General Counsel at Station Casino, Inc. and later joined Aristocrat Technologies, Inc. as Associate General Counsel. Mr. Ziems earned his law degree from Drake University School of Law, his Master of Business Administration from Indiana University, and his Bachelor of Science from the University of South Florida.

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

Adam Chibib. Mr. Chibib was appointed to serve as a member of the board of the Company upon completion of the initial public offering and was also recently appointed as the Lead Independent Director. In January 2023, Mr. Chibib was appointed as chairman of the board. Mr. Chibib’s thirty plus year career has included executive roles at numerous successful companies ranging from early-stage start-ups to billion-dollar public companies and has spanned numerous industries including telecom software, security hardware, consumer financial services and gaming. Mr. Chibib is currently the CFO of Self Financial, a consumer financial company based in Austin, Texas. Prior to Self Financial, Mr. Chibib was a general partner at Silverton Partners, an early stage venture capital firm. Mr. Chibib also served as President and Chief Financial Officer (CFO) of Multimedia Games Holding Company, Inc., where he was part of a turn-around team that helped double revenues, triple profitability and increase the market capitalization from $47 million to over $1 billion. Multimedia Games Holding Company, Inc. was acquired in December of 2014 for $1.2 billion by Global Cash Access, Inc. (now known as Everi Holdings, Inc.). Mr. Chibib also served as founder and CFO of BroadJump (acquired by Motive), CFO of Waveset (acquired by Sun Miscrosystems), CFO of TippingPoint Technologies (acquired by 3Com), CFO of NetSpend and as the Worldwide Controller of Tivoli Systems. Mr. Chibib currently holds several board seats and is the Treasurer for the Austin Film Society and serves on the Nominating Committee for the Eanes Education Foundation. Mr. Chibib was named CFO of the year for the public company category by the Austin Business Journal in 2013 and won the Ernst & Young Entrepreneur of the Year award in 2002. Mr. Chibib is a graduate of the University of Texas.

Geoff Freeman. On November 7, 2018, Mr. Freeman was appointed as a member of the board of the Company. Mr. Freeman is currently the CEO of the Consumer Brands Association. Prior to serving in his current role, Mr. Freeman served as CEO of the American Gaming Association (“AGA”) from May 2013 through July 2018. During his five-year tenure at the helm of the AGA, Mr. Freeman led the trade organization to monumental successes that have forever changed the face of the gaming industry, including expanding the organization’s membership by 200 percent; instrumental in overturning the Professional and Amateur Sports Protection Act of 1992 (PASPA), which led to legalized sports betting in the U.S.; significantly improving relationships between tribal and commercial gaming operators; spearheading the AGA’s Get to Know Gaming campaign focused on the economic benefits of gaming; and delivering a successful campaign to prevent the IRS from lowering the reporting threshold on slot winnings. Before the AGA, Mr. Freeman was the COO of The U.S. Travel Association from May 2006 to May 2013, and a director to The U.S. Travel Association from January 2014 through July 2018. Mr. Freeman holds a Bachelor of Arts, Political Science and Public Policy from the University of California, Berkeley.

Anna Massion. On June 17, 2019, Ms. Massion was appointed as a member of the board of the Company. Ms. Massion currently serves as an Independent Non-Executive Director at Playtech, PLC, BetMakers Technology Group LTD, Artemis Strategic Investment Corp, and Gaming Realms plc. Prior to serving in her current role, Ms. Massion was a Senior Analyst for PAR Capital Management from February 2014 through June 2019. Ms. Massion has also served as a Director of Gaming, Lodging and Leisure Research at Hedgeye Risk Management, LLC from November 2008 through February 2014, Vice President/Senior Research Analyst at Marathon Asset Management from April 2008 through October 2008 and at JP Morgan from September 2001 through March 2008 as a Vice President on the Proprietary Trading Desk from 2004. Ms. Massion holds a Bachelor of Science in Economics, Concentration in Finance, Minor in Russian and a Master of Business Administration in Finance, Major in Finance from The Wharton School at the University of Pennsylvania.

David Farahi. On July 11, 2022, Mr. Farahi was appointed as a member of the board of the Company. Mr. Farahi currently serves as Executive Chairman of Quick Custom Intelligence, a SaaS business which provides a suite of advanced business intelligence and operational tools to the casino and hospitality industries across 50 countries. A role he has held since May of 2022. Previously he served as Chief Operating Officer of Monarch Casino & Resort from 2012 to 2021. Starting his gaming career at Monarch in 1998, Farahi held several additional roles including Director of Investor Relations, FP&A Analyst, as well as numerous positions within the slot and gaming operations management departments. From 2004 to 2007 Mr. Farahi held various finance industry roles with HSBC Bank PLC in London, Geneva and New York. Mr. Farahi served four terms as President of the Colorado Gaming Association, from 2015 to 2021, where he spearheaded the industry's legislative agenda, including three successful state-wide ballot initiatives. In 2022 Mr. Farahi became an Adjunct Professor at Metropolitan State University Denver, teaching an introductory course on gaming and sports book management. Mr. Farahi earned an MBA from Columbia Business School with concentrations in both Real Estate and Finance. He also holds a BA in Economics and International Studies from Northwestern University. He earned Dean's List honors from both institutions.

Board Composition

The Company has six directors, the majority of which are independent directors.  Only independent directors serve on our Compensation Committee, Nominating and Corporate Governance Committee and our Audit Committee in accordance with the New York Stock Exchange rules.

Our board of directors is divided into three classes. The members of each class serve staggered, three-year terms. Upon the expiration of the term of a class of directors, directors in that class will be elected for three-year terms at the annual meeting of stockholders in the year in which their term expires. Our directors are:

•	Geoff Freeman and Yvette Landau are Class I directors, whose terms expire at the fiscal 2024 annual meeting of stockholders;
•	Adam Chibib and David Farahi are Class II directors, whose initial term expires at the fiscal 2025 annual meeting of stockholders; and
•	Anna Massion and David Lopez are Class III directors, whose initial terms expire at the fiscal 2023 annual meeting of stockholders.

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

As of November 17, 2022, none of (a) AP Gaming VoteCo, LLC (“VoteCo”), (b) Apollo Gaming Holdings, L.P. (“Holdings”), (c) Apollo Investment Fund VIII, L.P. (d) and each of their respective affiliates (including, for avoidance of doubt, any syndication vehicles and excluding, for the avoidance of doubt, any portfolio companies of Apollo Management VIII, L.P. or its affiliates other than Holdings and VoteCo and their respective subsidiaries) to which any transfers of our common stock are made (collectively, the “Apollo Group”) beneficially owns any shares of our common stock.  As a result, the Apollo Group no longer holds any rights to nominate members of our board of directors.

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

As of November 17, 2022, the Apollo Group no longer beneficially owns any shares of our common stock.  As a result, the Apollo Group no longer holds any rights to nominate members of the committees of our board of directors.

Audit Committee

Our Audit Committee consists of Mr. Adam Chibib (Chair), Ms. Yvette Landau, Ms. Anna Massion, Mr. David Farahi and Mr. Geoff Freeman. Our board of directors has determined that Mr. Chibib, Ms. Landau, Ms. Massion, Mr. Farahi and Mr. Freeman each qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K and that each of Mr. Chibib, Ms. Landau, Ms. Massion, Mr. Farahi and Mr. Freeman is independent as independence is defined in Rule 10A-3 of the Exchange Act and under the New York Stock Exchange listing standards. The principal duties and responsibilities of our Audit Committee are as follows:

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

Delinquent Section 16(a) Reports

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports are established by the rules of the Securities and Exchange Commission, and the Company is required to report herein any failure to file such reports by those due dates. Based solely on a review of the copies of such reports and written representations delivered to the Company by such persons, we believe that there were no failures to comply with Section 16(a) reporting requirements by such persons during the Company’s fiscal year ended December 31, 2022, except for one Form 4 that was filed late on September 30, 2022 for our General Counsel.

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

2021 Supplemental Long-Term Incentive Grants and Compensation Study

On April 30, 2021, the Compensation Committee approved a supplemental grant of long-term performance-based restricted stock units to Messrs. Lopez and Akiona according to the table below. See the section below "Important Compensation Events Occurring Subsequent to December 31, 2022" that summarizes a modification to the awards below.

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

To link pay and performance and align of the interests of the executives with those of the Company and its stockholders, the Compensation Committee allocates a substantial portion of target annual total direct compensation to long-term incentive equity. In 2022, no additional grants of long-term incentive equity were given to our named executive officers; however, the named executive officers were granted such awards in January of 2023. The January 2023 grants consisted of 50% time-based vesting awards that vest equally over the following four years and 50% stock price performance based awards that vest when the Company's average stock price for 20 consecutive trading days meets a 30% increase over the price on the grant date. The number of awards given to each named executive officer was consistent with the Company's historical annual grant practices.

Benchmark Positioning Relative to Market Median

In general, the Compensation Committee seeks to align executive officer compensation with the market median range in order to be able to attract, motivate and retain experienced executive talent who are critical to our long-term success. In 2021, the Compensation Committee reviewed the value of the executives’ total direct compensation, which includes base salary, non-equity incentive plans, and target annual long-term incentive equity relative to the grants made to the executives at companies in our peer group, as presented in a study prepared by the Compensation Committee’s independent compensation consultant, the Rewards Solutions practice of Aon plc. The Compensation Committee’s review indicated that Mr. Lopez and Mr. Akiona’s total direct compensation was substantially below the market median and determined to initially grant a supplemental performance-based equity award in 2021, to begin to bring the total direct compensation in line with the market median. The study analyzed our named executive officers’ total direct compensation in comparison to the compensation of executive officers in similar positions of the peer companies listed below and noted that the total direct compensation for Mr. Lopez and Mr. Akiona are both below the market median levels. Also, the mix of compensation has historically placed less weight on long-term incentives than the peer companies. In their findings, the compensation consultants noted that investors ordinarily prefer the majority of pay to be performance based.

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

In accordance with our pay for performance and stockholder alignment philosophy and in order to bring the value of target annual long-term incentive equity grants into alignment with the market median range for that component, the Committee made supplemental incentive equity grants in 2021 to Mr. Lopez and Mr. Akiona.

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

Summary Compensation Table

The following table discloses compensation for our fiscal years ending December 31, 2022, and 2021 received by Messrs. Lopez, Gallo, and Akiona, each of whom was a “named executive officer” during Fiscal 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
David Lopez,	2022	700,000	—	—	714,000	12,830	1,426,830
Chief Executive Officer, President and Director	2021	700,000	—	8,124,743	822,500	12,256	9,659,499

Kimo Akiona,	2022	336,500	—	—	257,423	12,830	606,753
Chief Financial Officer and Treasurer	2021	336,500	—	4,553,980	296,541	11,220	5,198,241

Victor Gallo	2022	306,000	60,000	—	279,990	18,462	664,452
General Counsel and Secretary	2021	306,000	—	587,944	287,288	33,432	1,214,664

(1)	Reflects $60,000 in additional bonus compensation paid to Mr. Gallo for his oversight of our Interactive segment.

(2)	Amounts represent the aggregate grant date fair value of the awards computed in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718 (disregarding any risk of forfeiture assumptions). For a discussion of the relevant valuation assumptions, see Item 15 “Exhibits and Financial Statement Schedules” Note 10. "Stock-Based Compensation" for further explanation.

(3)

Amounts represent annual incentive cash bonuses paid to employees in respect of performance for fiscal years ended December 31, 2022 and 2021. Employees are eligible to earn annual cash bonuses based on achievement of certain periodic corporate key performance indicators (“KPIs”) and achievement of an annual Adjusted EBITDA target. Each bonus plan participant is assigned a bonus payment range expressed as a percentage of base salary. The amount of the cash bonus is then increased or decreased within the applicable range based on over - or underperformance with respect to the performance targets, which range is set by the board of directors annually. The bonus plan is split evenly in two equal parts: periodic corporate KPIs (50%) and annual Adjusted EBITDA Target (50%). For Periodic Corporate KPIs where actual achievement is lower than 100%, partial credit will be given. Actual achievement of the Corporate KPIs is capped at 100% (the maximum). For the portion of the bonus related to achievement of Adjusted EBITDA, the applicable compensation Adjusted EBITDA target for 2022 was $136,004,000 and attainment for 2022 was 102% of the target, which corresponded to a payout level of 104%. In 2021 the target was $102,000,000 and attainment for such year was 121% of the target, which corresponded to a payout level of 135%.

The periodic corporate KPIs bonus in 2022 included targets set each quarter for each operating segment of the business as well as for the research and development teams. In 2022, these goals included installation of premium products and sales orders signed for a certain number of unique customer, as well as increases to the EGM installed base and achievement of product-specific and game creation research and development milestones in the EGM segment. Additionally, for the Table Products and Interactive segments, the goals included the achievement of revenue targets, customer launches, and the completion of specific product development in each segment. Each bonus related to these corporate KPIs was paid in full for 2022. The periodic corporate KPIs bonus in 2021 included targets set each quarter for each operating segment of the business. These included the achievement of premium product unit placements and meeting EGM rate per day goals for the EGM segment, as well as revenue, Adjusted EBITDA, product commercialization, and customer launches in the Table Products and Interactive segments. The bonus related to these corporate KPIs was paid in full for 2021.

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

	For the Year Ended December 31,
	2022	2021
Net loss	$(8,035)	$(22,572)
Income tax (benefit) expense	(2,225)	(2,198)
Depreciation and amortization	75,516	73,938
Interest expense, net of interest income and other	39,680	44,473
Loss on extinguishment and modification of debt(1)	8,549	—
Write-downs and other(2)	1,923	2,791
Other adjustments(3)	2,225	3,119
Other non-cash charges(4)	9,117	8,393
Non-cash stock compensation(5)	11,893	14,643
Adjusted EBITDA	$138,643	$122,587
Foreign currency(6)	-	-
Unbudgeted acquisition and other items(7)	-	-
Compensation Adjusted EBITDA	$138,643	$122,587

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

Outstanding equity awards as of the year ended December 31, 2022:

	Options					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise or Base Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (7)	Number of Performance-Based Stock Units (#)	Market Value of Performance-Based Stock Units (7)
David Lopez	396,350(1)	—	—	6.43	4/28/2024	218,740 (4)	1,115,574	909,435 (8)	4,638,119
Kimo Akiona	75,769(2)	—	—	9.42	3/11/2025	95,370 (5)	486,387	522,627 (9)	2,665,398
Victor Gallo	58,288(3)	—	—	6.43	8/8/2024	47,810 (6)	243,831	42,207 (10)	215,256

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

(4)

Represents 7,475 outstanding restricted stock units (pursuant to a grant of 29,902 restricted stock units on March 4, 2019); and 66,437 outstanding restricted stock units (pursuant to a grant of 132,875 restricted stock units on September 14, 2020); and 144,828 outstanding phantom stock units (pursuant to a grant of 193,104 phantom stock units on September 21, 2021).  Such grants are subject to a time-based vesting schedule, with the initial awards eligible to vest in equal installments of 25% on each of the first four anniversaries of the date of grant.

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

(5)

Represents 1,796 outstanding restricted stock units (pursuant to a grant of 7,187 restricted stock units on March 4, 2019); and 23,953 outstanding restricted stock units (pursuant to a grant of 47,906 restricted stock units on September 14, 2020); and 69,621 outstanding phantom stock units (pursuant to a grant of 92,828 phantom stock units on September 21, 2021). Such grants are subject to a time-based vesting schedule, with the initial awards eligible to vest in equal installments of 25% on each of the first four anniversaries of the date of grant.

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

(6)

Represents 1,634 restricted stock units (pursuant to a grant of 6,536 restricted stock units on March 4, 2019); 14,521 restricted stock units (pursuant to a grant of 29,043 restricted stock units on September 14, 2020); 31,655 phantom stock units (pursuant to a grant of 42,207 phantom stock units on September 21, 2021). Such grants are subject to a time-based vesting schedule, with the initial awards eligible to vest in equal installments of 25% on each of the first four anniversaries of the date of grant.

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

(7)	For purposes of this table, the shares of common stock of the Company were valued using the closing stock price on December 31, 2022 of $5.10.

(8)

Represents 143,266 outstanding performance-based restricted stock units (pursuant to a grant of 143,266 performance-based restricted stock units on April 30, 2021) that vest on the first day the average closing price per share for the prior 60 consecutive trading days exceeds $13.43; represents 214,900 outstanding performance-based restricted stock units (pursuant to a grant of 214,900 performance-based restricted stock units on April 30, 2021) that vest on the first day the average closing price per share for the prior 60 consecutive trading days exceeds $15.66; represents 358,166 outstanding performance-based restricted stock units (pursuant to a grant of 358,166 performance-based restricted stock units on April 30, 2021) that vest on the first day the average closing price per share for the prior 60 consecutive trading days exceeds $17.90. Represents 193,103 phantom stock units (pursuant to a grant of phantom stock units on September 21, 2021) that vest on the first day that the average closing price per share of the company's common stock for the prior 60 consecutive trading days exceeds $9.06. All of the performance-based restricted stock units and phantom stock units will be forfeited if the performance target is not achieved within four years of the grant date.

In the event of a termination of employment without cause upon or within 12 months following a change of control or as a result of death, any unvested portion shall immediately vest.

(9)

Represents 85,960 outstanding performance-based restricted stock units (pursuant to a grant of 85,960 performance-based restricted stock units on April 30, 2021) that vest on the first day the average closing price per share for the prior 60 consecutive trading days exceeds $13.43; represents 128,940 outstanding performance-based restricted stock units (pursuant to a grant of 128,940 performance-based restricted stock units on April 30, 2021) that vest on the first day the average closing price per share for the prior 60 consecutive trading days exceeds $15.66; represents 214,900 outstanding performance-based restricted stock units (pursuant to a grant of 214,900 performance-based restricted stock units on April 30, 2021) that vest on the first day the average closing price per share for the prior 60 consecutive trading days exceeds $17.90. Represents 92,827 phantom stock units (pursuant to a grant of 92,927 phantom stock units on September 21, 2021) that vest on the first day that the average closing price per share of the company's common stock for the prior 60 consecutive trading days exceeds $9.06. All of the performance-based restricted stock units and phantom stock units will be forfeited if the performance target is not achieved within four years of the grant date.

In the event of a termination of employment without cause upon or within 12 months following a change of control or as a result of death, any unvested portion shall immediately vest.

(10)

Represents 42,207 phantom stock units (pursuant to a grant of 42,207 phantom stock units on September 21, 2021) that vest on the first day that the average closing price per share of the company's common stock for the prior 60 consecutive trading days exceeds $9.06, but only if such achievement occurs prior to September 21, 2025.

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

For the treatment of equity upon termination of employment, please see the section “Outstanding equity awards as of the year ended December 31, 2022.”

Important Compensation Events Occurring Subsequent to December 31, 2022

On March 6, 2023, the Company entered into amended and restated agreements with Messrs. Lopez and Akiona.  The amended and restated agreements provide for the following severance benefits upon a termination without “cause” or resignation for “good reason,”  subject to execution of a release of claims:  (i) cash payment equal to two times the sum of the executive’s base salary and annual target bonus, payable in installments over a 24-month period (the “Severance Period”), (ii) continued health coverage for the duration of the Severance Period and (iii) prorated annual bonus for the year of termination based on actual performance.  In addition, upon a change in control, all of their outstanding, unvested equity awards will accelerate and vest. In addition,  Mr. Lopez’ annual base salary will increase from $700,000 to $735,000. Mr. Akiona’s annual base salary will increase from $336,500 to $370,000 and Mr. Akiona’s annual target bonus percentage will  increase from 75% to 100% of his annual base salary.

On March 7, 2023, the Company also entered into a transition agreement with Mr. Gallo in anticipation of his retirement from the Company on July 31, 2023.  Pursuant to the transition agreement, for the duration of Mr. Gallo’s employment through his retirement on July 31, 2023, he will be eligible to receive a base salary of $306,000 per annum and a target bonus opportunity of 75% of his base salary.  Additionally, he will continue to be eligible for equity awards in connection with the Company’s annual equity award grant cycle.  Following Mr. Gallo’s retirement, or upon an earlier termination by the Company without “cause” or resignation for “good reason,” subject to his execution of a release of claims, he will receive the following severance benefits:  (i) cash amount equal to one-and-a-half times the sum of (x) his base salary and (y) target annual bonus, payable in substantially equal monthly installments over an 18-month period, (ii) continued health and welfare benefits for 18 months, (iii) prorated annual bonus for the year of termination based on actual performance and (iv) acceleration and vesting of 100% of his then-outstanding and unvested equity awards (unless he continues service as a non-employee director of the Board, in which case, such equity will continue to vest during such service and will accelerate upon the cessation of his service from the Board). In the event of a change in control prior to Mr. Gallo’s termination of employment (or cessation from his service on the Board, if applicable), all of his outstanding, unvested equity awards will accelerate and vest.

If Mr. Gallo continues to serve as a non-employee director of the Board following his termination of employment, he will be eligible to receive cash fees in respect of his service on the Board, but only following the completion of payment of any severance benefits payable to him, and he will be eligible to receive equity awards consistent with the Company’s equity grant practices for its members of the Board.

In addition, on March 6, 2023, the Board approved an amendment to certain performance based restricted stock units granted to Messrs. Lopez and Akiona, on April 30, 2021. Such awards were previously subject to achievement of performance criteria as described above in “—Outstanding equity awards as of the year ended December 31, 2022”) (the “2021 Performance Awards”).  Based on current market conditions, the Board determined that the amended awards will provide the right level of incentive and achievability to the executives. The amended awards also align with the compensation conultant's recommendations and the market median of our peer companies. Such amendment provides that the 2021 Performance Awards will instead be eligible to vest 50% based solely on continued service (the “Service-Vesting Tranche”) and 50% based on performance and continued service (the “Performance-Vesting Tranche”).  The Service-Vesting Tranche will vest on an annual basis over four years.  The Performance-Vesting Tranche will generally vest as follows, subject to continued service during such period:  if the average closing price per share of the Company’s common stock for the prior 20 consecutive days is at least (i) $8.36, then 25% will vest, (ii) $10.04, then 50% will vest, (iii) $11.71, then 75% will vest, and (iv) $13.38, then 100% will vest. The amendment is a result of our commitment to a pay for performance philosophy where our compensation program aims to motivate our executives to perform at a high level and rewards contributions that enhance our ability to deliver outstanding results for our customers and create value for our stockholders. We believe that compensation should be aligned to stockholder interests and the long-term value realized by our stockholders.

Director Compensation

The following table sets forth the total compensation paid to each of our non-employee directors for the year ended December 31, 2022.

Name (1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)	Total ($)
Adam Chibib	100,000	75,000	175,000
Yvette Landau	75,000	75,000	150,000
Geoff Freeman	75,000	75,000	150,000
Anna Massion	75,000	75,000	150,000
David Farahi	56,250	75,000	131,250

(1)

During the year ended December 31, 2022, David Sambur, Daniel Cohen, and David Lopez were members of our board of directors and did not receive any compensation from the Company for their services on the board. Mr. Sambur and Mr. Cohen resigned from the board on November 17, 2022 following the completion of the sale of all of Apollo Group's investment in the Company.

(2)

Amounts set forth in Fees Earned or Paid in Cash column represent the aggregate dollar amount of all fees earned or paid in cash for services as a director, including committee and/or chairmanship fees, pro-rated as applicable for the first year of service. Director fees are earned and paid quarterly.

(3)

Amounts set forth in the Stock Awards column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. In 2022, each director’s award consisted of restricted stock units which vest over a period of one year from the grant date.

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

	Shares Beneficially Owned
	Number	Percent
5% Stockholders
ArrowMark Colorado Holdings, LLC	3,161,217	8.1%
HG Vora Capital Management, LLC	3,500,000	9.0%

Named Executive Officers and Directors
David Lopez(1)	722,698	1.9%
Kimo Akiona(2)	217,677	0.6%
Victor Gallo(3)	173,763	0.4%
Adam Chibib	38,122	0.1%
Yvette Landau	40,691	0.1%
Geoff Freeman	31,261	0.1%
Anna Massion	34,036	0.1%
David Farahi	11,000	0.0%
All current directors and executive officers as a group (8 persons)	1,269,248	3.3%

(1)

Number of shares beneficially owned includes 396,350 shares of common stock issuable upon the exercise of options within 60 days and 50,640 shares held by Mr. Lopez’s family members for which Mr. Lopez disclaims beneficial ownership, and this table should not be deemed an admission that he is the beneficial owner of his family members’ shares.

(2)	Number of shares beneficially owned includes 75,769 shares of common stock issuable upon the exercise of options within 60 days.

(3)	Number of shares beneficially owned includes 58,288 shares of common stock issuable upon the exercise of options within 60 days.

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

	As of December 31, 2022
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Non-Vested Restricted Shares Outstanding	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))*
	(a)(#)	(b)($)		(c)(#)
Equity compensation plans approved by security holders	1,162,088	9.05	1,669,424	5,558,998
Equity compensation plans not approved by shareholders	-	-	-	-
Total remaining shares to be issued.	1,162,088	9.05	1,669,424	5,558,998

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

Director Independence

Our independent directors, as such term is defined by the applicable rules and regulations of the New York Stock Exchange and our board’s determination of their independence, are Adam Chibib, Yvette Landau, Geoff Freeman, Anna Massion and David Farahi.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

PricewaterhouseCoopers LLP (“PwC”) served as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2022 and 2021. The following table presents fees for professional services rendered by PwC related to the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2022 and 2021 and fees billed for other services rendered by PwC during those years.

Category	2022	2021
Audit fees	$848,409	$660,113
Audit related	175,000	69,000
Tax fees	204,139	231,575
All other fees	900	57,901
Total	$1,228,448	$1,018,589

Audit Fees consisted of the aggregate fees paid or accrued for professional services rendered for the annual audit of the Company’s financial statements, the reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q, and statutory audits of foreign subsidiary financial statements. The Audit-Related fees listed above were billed in connection with the professional services performed in 2022 and 2021 including services related to SEC registration statement filings. Tax fees include the aggregate fees paid during the respective years for tax compliance and tax advisory services. All Other Fees listed above were billed for services provided in connection with acquisition due diligence and other services.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this Annual Report on Form 10‑K:

1. Financial Statements

2. Financial Statement Schedules

We have omitted certain other financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements. We have included Schedule I - Financial Information of the Registrant for the years ended December 31, 2022, 2021, and 2020 on page 87 and Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2022, 2021, and 2020 on page 91.

 (b). Exhibits

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

10.12

Nonqualified Stock Option Agreement, dated March 11, 2015, by and between AP Gaming Holdco, Inc. and Kimo Akiona, (incorporated by reference to Exhibit 10.21 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 10, 2017).

10.13

Collateral Agreement among AP Gaming, LLC, each Subsidiary Party and Jefferies Finance, LLC, dated as of June 6, 2017, (incorporated by reference to Exhibit 10.4 to PlayAGS, Inc.'s Registration Statement on Form S-1 filed on December 19, 2017).

10.14

Holdings Guarantee and Pledge Agreement, by and among AP Gaming Holdings, LLC and Jefferies Finance LLC, dated as of June 6, 2017, (incorporated by reference to Exhibit 10.5 to PlayAGS, Inc.'s Registration Statement on Form S-1 filed on December 19, 2017).

10.15

Subsidiary Guarantee between AP Gaming II, Inc., AP Gaming Acquisition, LLC, AGS Capital, LLC, AGS LLC, AGS Partners, LLC, AGS Illinois, LLP, AP Gaming NV, LLC and Jefferies Finance, LLC dated as of June 6, 2017, (incorporated by reference to Exhibit 10.6 to PlayAGS, Inc.'s Registration Statement on Form S-1 filed on December 19, 2017).

10.16	First Amendment to PlayAGS, Inc. Omnibus Plan (incorporated by reference to Exhibit 10.3 to PlayAGS, Inc.’s Quarterly Report on Form 10-Q filed on August 5, 2020).

10.17

PlayAGS, Inc. Omnibus Incentive Plan, Performance-Based Restricted Stock Unit Award Agreement (form) (incorporated by reference to Exhibit 10.1 to PlayAGS, Inc.’s Current Report on Form 8-K filed on September 18, 2020)

10.18

Incremental Assumption and Amendment Agreement, dated as of February 15, 2022, by and among AP Gaming Holdings, LLC, AP Gaming I, LLC, each subsidiary loan party listed on the signature pages thereof, Jefferies Finance LLC and the lenders party thereto (incorporated by reference to Exhibit 10.1 to PlayAGS, Inc.’s Current Report on Form 8-K filed on February 15, 2022).

*10.19	Amended and Restated Employment Agreement dated March 6, 2023 by and between AGS, LLC and David Lopez.

*10.20	Amended and Restated Employment Agreement dated March 6, 2023 by and between AGS, LLC and Kimo Akiona.

*10.21	Transition and Separation Agreement dated March 7, 2023 by and between AGS, LLC and Vic Gallo.

*10.22	Amendment to Performance-Based Restricted Stock Unit Award Agreement dated March 6, 2023 by and between PlayAGS, Inc. and David Lopez.

*10.23	Amendment to Performance-Based Restricted Stock Unit Award Agreement dated March 6, 2023 by and between PlayAGS, Inc. and Kimo Akiona.

*21.1	Subsidiaries of PlayAGS, Inc.

*23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.IN	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

ITEM 15 (a) 1. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PlayAGS, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PlayAGS, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

March 9, 2023

We have served as the Company's auditor since 2016.

PLAYAGS, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$37,891	$94,977
Restricted cash	20	20
Accounts receivable, net of allowance of credit losses $1,974 and $1,993, respectively	59,909	49,426
Inventories	35,394	27,534
Prepaid expenses	4,020	4,878
Deposits and other	8,930	8,240
Total current assets	146,164	185,075
Property and equipment, net	82,361	74,916
Goodwill	287,680	285,546
Intangible assets	142,109	160,044
Deferred tax asset	7,893	7,333
Operating lease assets	11,198	12,503
Other assets	7,346	7,394
Total assets	$684,751	$732,811

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$15,244	$9,439
Accrued liabilities	37,262	39,165
Current maturities of long-term debt	6,060	6,877
Total current liabilities	58,566	55,481
Long-term debt	550,081	599,281
Deferred tax liability, non-current	2,048	2,653
Operating lease liabilities, long-term	10,413	11,871
Other long-term liabilities	14,282	21,954
Total liabilities	635,390	691,240
Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock at $0.01 par value; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value; 450,000,000 shares authorized at December 31, 2022 and 2021; 37,789,131 and 36,943,770 shares issued and outstanding at December 31, 2022 and 2021, respectively	378	369
Additional paid-in capital	406,436	392,161
Accumulated deficit	(353,125)	(344,889)
Accumulated other comprehensive loss	(4,328)	(6,070)
Total stockholders’ equity	49,361	41,571
Total liabilities and stockholders’ equity	$684,751	$732,811

The accompanying notes are an integral part of these consolidated financial statements.

PLAYAGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except per share data)

	Year ended December 31,
	2022	2021	2020
Revenues
Gaming operations	$223,802	$205,627	$129,150
Equipment sales	85,634	54,069	37,857
Total revenues	309,436	259,696	167,007
Operating expenses
Cost of gaming operations(1)	42,200	38,945	32,087
Cost of equipment sales(1)	44,472	24,262	16,789
Selling, general and administrative	67,728	63,749	46,463
Research and development	39,628	36,308	26,786
Write-downs and other charges	1,923	2,791	3,329
Depreciation and amortization	75,516	73,938	85,722
Total operating expenses	271,467	239,993	211,176
Income (Loss) from operations	37,969	19,703	(44,169)
Other expense (income)
Interest expense	40,608	44,352	41,935
Interest income	(1,059)	(1,064)	(1,179)
Loss on extinguishment and modification of debt	8,549	—	3,102
Other expense	131	1,185	3,226
Loss before income taxes	(10,260)	(24,770)	(91,253)
Income tax benefit	2,225	2,198	5,875
Net loss	(8,035)	(22,572)	(85,378)
Foreign currency translation adjustment	1,742	(984)	(2,678)
Total comprehensive loss	$(6,293)	$(23,556)	$(88,056)

Basic and diluted loss per common share:
Basic	$(0.22)	$(0.62)	$(2.40)
Diluted	$(0.22)	$(0.62)	$(2.40)
Weighted average common shares outstanding:
Basic	37,275	36,688	35,639
Diluted	37,275	36,688	35,639

(1) exclusive of depreciation and amortization

The accompanying notes are an integral part of these consolidated financial statements.

PLAYAGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Shares (#)	Common Stock ($)	Additional Paid-in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Total Stockholders’ Equity ($)
Balance at January 1, 2020	35,534,558	355	371,311	(235,474)	(2,408)	133,784
Net loss	-	-	-	(85,378)	-	(85,378)
Foreign currency translation adjustment	-	-	-	-	(2,678)	(2,678)
Stock-based compensation expense	-	-	8,457	-	-	8,457
Vesting of restricted stock	1,034,699	9	(9)	-	-	-
Stock option exercises	15,544	-	158	-	-	158
Repurchase of common stock	(90,799)	-	-	(560)	-	(560)
Balance at December 31, 2020	36,494,002	364	379,917	(321,412)	(5,086)	53,783
Net loss	-	-	-	(22,572)	-	(22,572)
Foreign currency translation adjustment	-	-	-	-	(984)	(984)
Stock-based compensation expense	-	-	-	-	-	-
Vesting of restricted stock	-	-	12,250	-	-	12,250
Stock option exercises	574,954	6	(6)	-	-	-
Repurchase of common stock	(125,186)	(1)	-	(905)	-	(906)
Balance at December 31, 2021	36,943,770	369	392,161	(344,889)	(6,070)	41,571
Net loss	-	-	-	(8,035)	-	(8,035)
Foreign currency translation adjustment	-	-	-	-	1,742	1,742
Stock-based compensation expense	-	-	11,893	-	-	11,893
Modification of liability awards to equity	-	-	2,391	-	-	2,391
Vesting of restricted stock	876,265	9	(9)	-	-	-
Repurchase of common stock	(30,904)	-	-	(201)	-	(201)
Balance at December 31, 2022	37,789,131	378	406,436	(353,125)	(4,328)	49,361

The accompanying notes are an integral part of these consolidated financial statements.

PLAYAGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(8,035)	$(22,572)	$(85,378)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	75,516	73,938	85,722
Accretion of contract rights under development agreements and placement fees	6,345	6,516	7,421
Amortization of deferred loan costs and discount	2,803	4,677	3,656
Writeoff of deferred loan cost and discount	1,586	-	-
Cash paid for debt prepayment penalties to prior debt holders	848	-	-
Stock-based compensation expense	11,893	14,643	8,457
Provision for bad debts	465	235	2,694
Loss on disposition of long-lived assets	427	590	2,399
Impairment of assets	30	2,257	134
Fair value adjustment of contingent consideration	1,466	(56)	796
Benefit from deferred income tax	(829)	(175)	(1,671)
Changes in assets and liabilities related to operations:
Accounts receivable	(10,534)	(8,133)	16,469
Inventories	(6,252)	1,577	10,099
Prepaid expenses	450	(1,332)	(1,264)
Deposits and other	(436)	(3,516)	517
Other assets, non-current	806	3,789	3,367
Accounts payable and accrued liabilities	1,160	5,894	(17,248)
Net cash provided by operating activities	77,709	78,332	36,170
Cash flows from investing activities
Issuance of customer notes receivable	-	-	(4,690)
Proceeds from payments on customer notes receivable	1,867	1,362	1,087
Business acquisitions, net of cash acquired	(4,750)	-	-
Purchase of intangible assets	-	-	(1,756)
Software development and other expenditures	(21,127)	(15,432)	(11,017)
Proceeds from disposition of assets	33	35	32
Purchases of property and equipment	(48,111)	(36,102)	(22,939)
Net cash used in investing activities	(72,088)	(50,137)	(39,283)
Cash flows from financing activities
Repayment of prior first lien credit facilities	(521,215)	(5,387)	(5,387)
Repayment of first lien credit facilities	(4,313)	-	-
Repayment of incremental term loans	(93,575)	(950)	(475)
Repayment of revolver	-	-	(30,000)
Payment of financed placement fee obligations	(5,253)	(4,959)	(6,933)
Proceeds from term loans	569,250	-	-
Proceeds from incremental term loans	-	-	92,150
Borrowing on revolver	-	-	30,000
Payment of deferred loan costs	(4,838)	(848)	(5,744)
Payment of debt prepayment penalties to prior debt holders	(848)	-	-
Payment of previous acquisition obligation	(514)	(534)	(381)
Payments on finance leases and other obligations	(1,213)	(1,321)	(1,185)
Proceeds from stock option exercise	-	-	158
Repurchase of stock	(201)	(906)	(560)
Net cash (used in) provided by financing activities	(62,720)	(14,905)	71,643
Effect of exchange rates on cash, cash equivalents and restricted cash	13	(2)	(3)
Net decrease (increase) in cash, cash equivalents and restricted cash	(57,086)	13,288	68,527
Cash, cash equivalents and restricted cash, beginning of period	94,997	81,709	13,182
Cash, cash equivalents and restricted cash, end of period	$37,911	$94,997	$81,709
Supplemental cash flow information:
Cash paid during the period for interest	$37,208	$39,268	$37,749
Cash paid during the period for taxes	$814	$544	$423

Non-cash investing and financing activities:
Leased assets obtained in exchange for new finance lease liabilities	$476	$317	$425
Leased assets obtained in exchange for new operating lease liabilities	$956	$4,686	$84

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

AGS also offers Business-to-Consumer (“B2C”) free-to-play social casino apps that players across the globe can enjoy anytime online or on their mobile device. Our B2C social casino games operate on a free-to-play model, whereby game players may collect virtual currency or other virtual consumable goods (collectively referred to as “virtual goods” or “virtual currency”) free of charge or the player may purchase additional virtual goods. Our social casino library includes a variety of game titles including video slots, spinning reels, video poker, blackjack, bingo, and tournaments. Our most popular app, Lucky Play Casino, offers mobile players all the thrills of Vegas casinos. Players can choose from dozens of AGS player-favorite slot games, as well as other casino classics like video poker, blackjack, and bingo. Our apps also feature in-app tournaments, rumbles, VIP bonuses, and unique interactive challenges.

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

The following table disaggregates our revenues by type within each of our segments (amounts in thousands):

	Year ended December 31,
	2022	2021	2020
EGM
Gaming operations	$199,274	$184,050	$114,548
Equipment sales	85,057	53,759	37,241
Total	$284,331	$237,809	$151,789

Table Products
Gaming operations	$14,343	$11,569	$7,353
Equipment sales	577	310	616
Total	$14,920	$11,879	$7,969

Interactive
Gaming operations (1)	$10,185	$10,008	$7,249
Total	$10,185	$10,008	$7,249

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

Gaming operations revenue is also earned from the licensing and maintenance of gaming equipment content and licensing of table product content. It is earned and recognized primarily on a daily and monthly fixed rate, respectively. Our B2C social casino products earn revenue from the sale of virtual coins or chips, which is recorded when the purchased coins or chips are used by the customer. B2C social casino revenue is presented gross of the platform fees. B2B social casino products earn revenue primarily based on a percentage of the monthly revenue generated by the white label casino apps that we build and operate for our customers. RMG revenue is earned primarily based on a percentage of the revenue produced by the games on our platform as well as monthly platform fees and initial integration fees. RMG revenue is presented net of payments to game and content suppliers.

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

Revenue allocated to undelivered performance obligations is recorded as a contract liability and the balance of our contract liability was not material as of December 31, 2022 and 2021.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of deposits held at major banks and other marketable securities with original maturities of 90 days or less.

Restricted Cash

Restricted cash amounts represent funds held in escrow as collateral for the Company’s surety bonds for various gaming authorities.

Receivables, Allowance for Credit Losses

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

The following provides financial information concerning the change in our allowance for credit losses (in thousands):

	Allowance for Credit Losses, Year ended December 31,
	2022	2021	2020
Beginning Balance	$1,993	$2,077	$723
Charge-offs	(484)	(319)	(1,340)
Provision	465	235	2,694
Ending Balance	$1,974	$1,993	$2,077

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Inventories

Inventories consist primarily of parts and supplies that are used to repair and maintain machinery and equipment as well as EGMs in production and finished goods held for sale. Inventories are stated at net realizable value. Cost of inventories is determined using the first-in, first-out (“FIFO”) method for all components of inventory. The Company regularly reviews inventory quantities and updates estimates for the net realizable value of inventories. This process includes examining the carrying values of parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose). Some of the factors involved in this analysis include the overall levels of the inventories, the current and projected sales levels for such products, the projected markets for such products and the costs required to sell the products, including refurbishment costs. Changes in the assumptions or estimates could materially affect the inventory carrying value. As of December 31, 2022 and December 31, 2021, the value of raw material inventory was $31.0 million and $24.1 million, respectively. As of December 31, 2022 and December 31, 2021, the value of finished goods inventory was $4.4 million and $3.4 million, respectively. There was no work in process material as of December 31, 2022 and December 31, 2021.

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

Gaming equipment (in years)	1 to 5
Other property and equipment (in years)	3 to 5

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

The carrying values of the Company’s cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short term maturities of these instruments. The fair value of our long-term debt is based on the quoted market prices for similar instruments (Level 2 inputs). The following table presents the estimated fair value of our long-term debt as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term Debt	$571,375	$539,987	$615,743	$613,706

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

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our policy is to account for global intangible low-taxed income as a period cost if and when incurred.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents and accounts receivable, net. Cash equivalents are investment-grade, short-term debt instruments consisting of treasury bills which are maintained with high credit quality financial institutions under repurchase agreements. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of December 31, 2022 and 2021, the Company did not have cash equivalents.

Revenue from gaming operations is concentrated in the Class II gaming and casino industry, primarily located in Oklahoma, Washington and Texas. For the year ended December 31, 2022, there were no revenues greater than 10% of our total revenues derived from one customer. For the years ended December 31,  2021 and 2020, approximately 12% and 15% of our total revenues were derived from one customer. For the years ended  December 31, 2022, 2021 and 2020 approximately 6%, 5% and 4% of our total revenues were derived in Mexico, respectively.

As of December 31, 2022 and December 31, 2021, no single customer represented more than 10% of our total accounts receivables balance. As of December 31, 2022, we had $3.0 million of net accounts receivable in Mexico in which casino operations continue to be impacted by casino closures and other restrictions as a result of the local government's responses to the COVID-19 pandemic. We have contemplated this impact in the allowance for credit losses as of  December 31, 2022.

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated into U.S. dollars at the period end rate of exchange for asset and liability accounts and the weighted average rate of exchange for income statement accounts. The effects of these translations are recorded as a component of accumulated other total comprehensive loss in stockholders’ equity.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2022, 2021 and 2020 were $0.1 million, $0.3 million and $0.3 million, respectively.

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

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recently Issued Accounting Pronouncements

In  March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326). ASU No. 2022-02 eliminates the accounting guidance for troubled debt restructurings by creditors in ASC 310-40 and requires disclosure of current-period gross write-offs by year of origination for financing receivables and net investments in leases. ASU No. 2022-02 is effective for fiscal years beginning after  December 15, 2022, including interim periods within those fiscal years with earlier adoption permitted. We do not anticipate the provisions of this amendment to have a significant effect on our financial statements.

We have not adopted any new accounting pronouncements in the current year and there has not been any other recently issued accounting guidance that will have a significant effect on our financial statements.

NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Gaming equipment	$232,244	$196,748
Other property and equipment	22,922	23,973
Less: Accumulated depreciation	(172,805)	(145,805)
Total property and equipment, net	$82,361	$74,916

Gaming equipment and other property and equipment are depreciated over the respective useful lives of the assets ranging from one to five years. Depreciation expense was $39.4 million, $37.9 million and $39.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

NOTE 3. GOODWILL AND INTANGIBLES

Changes in the carrying amount of goodwill are as follows (in thousands):

	Carrying Amount
	EGM	Table Products	Interactive(1)	Total
Balance at December 31, 2020	$278,221	$7,821	$-	$286,042
Foreign currency adjustments	(496)	-	-	(496)
Balance at December 31, 2021	$277,725	$7,821	$-	$285,546
Foreign currency adjustments	904	-	-	904
Acquisition	-	1,230	-	1,230
Balance at December 31, 2022	$278,629	$9,051	$-	$287,680

(1) Accumulated goodwill impairment charges for the Interactive segment as of December 31, 2022 were $8.4 million.

The Company tests for possible impairment of indefinite lived intangible assets at least annually, on October 1. The Company performed a qualitative assessment as of October 1, 2022 and October 1, 2021 on the EGM and Table Products reporting units and determined that it was not more likely than not that the fair value of the EGM and Table Products reporting units were less than their carrying amounts as of the assessment date. In this assessment, we relied on several qualitative factors such as industry and macroeconomic conditions, as well as current projected cash flows and the fiscal year's 2020 quantitative analysis, that concluded the excess fair value was over carrying value for the EGM and Table Products reporting units were $113.4 million and $8.9 million, respectively. There is no balance of goodwill in the Company’s other reporting unit.

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intangible assets consist of the following (in thousands):

		December 31, 2022			December 31, 2021
	Useful Life (years)	Gross Value	Accumulated Amortization	Net Carrying Value	Gross Value	Accumulated Amortization	Net Carrying Value
Indefinite-lived trade names	Indefinite	$12,126	-	$12,126	$12,126	-	$12,126
Trade and brand names	5 - 7	14,990	(14,722)	268	14,870	(14,495)	375
Customer relationships	5 - 12	219,146	(167,629)	51,517	218,247	(155,140)	63,107
Contract rights under development and placement fees	1 - 7	42,395	(23,844)	18,551	42,535	(17,639)	24,896
Gaming software and technology platforms	1 - 7	198,666	(147,437)	51,229	177,686	(126,182)	51,504
Intellectual property	10 - 12	21,845	(13,427)	8,418	19,345	(11,309)	8,036
Total intangible assets		$509,168	$(367,059)	$142,109	$484,809	$(324,765)	$160,044

Intangible assets are amortized over their respective estimated useful lives ranging from one to twelve years. Amortization expense related to intangible assets was $36.1 million, $36.0 million and $46.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairments recorded for the year ended  December 31, 2022 and  December 31, 2021.

The Company enters into development agreements and placement fee agreements with certain customers to secure floor space under lease agreements for its gaming machines. Amounts paid in connection with the development agreements are repaid to the Company in accordance with the terms of the agreement, whereas placements fees are not reimbursed. For development agreements in the form of a loan, interest income is recognized on the repayment of the notes based on the stated rate or, if not stated explicitly in the development agreement, on an imputed interest rate. If the stated interest rate is deemed to be other than a market rate or zero, a discount is recorded on the note receivable as a result of the difference between the stated and market rate and a corresponding intangible asset is recorded. The intangible asset is recognized in the financial statements as a contract right under development agreement and amortized as a reduction in revenue over the term of the agreement. Placement fees can be in the form of cash paid upfront or free lease periods and are accreted over the life of the contract and the expense is recorded as a reduction of revenue. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $6.3 million, $6.5 million and $7.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

In March 2019, we entered into a placement fee agreement with a customer for certain of its locations and capitalized approximately $33.1 million additional placement fees, in addition to $2.1 million of unamortized fees related to superseded contracts. The liability was recorded at present value and cash payments totaling $40.1 million will be paid over a term of 83 months. In 2019, we entered into a development agreement with a customer in which we provided a $9.2 million note receivable to be repaid over four years and as of December 31, 2022 $3.4 million remains outstanding on this note.

The estimated amortization expense of definite-lived intangible assets as well as the accretion of contract rights under development and placement fees, for each of the next five years and thereafter is as follows (in thousands):

For the years ended December 31,	Amortization Expense	Placement Fee Accretion
2023	$35,521	$6,182
2024	30,903	5,941
2025	22,573	5,721
2026	11,169	707
2027	6,453	—
Thereafter	4,813	—
Total	$111,432	$18,551

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Salary and payroll tax accrual	$13,255	$16,994
Taxes payable	2,903	4,016
Current portion of operating lease liability	2,287	2,137
License fee obligation	1,000	1,000
Placement fees payable	6,314	6,314
Accrued other	11,503	8,704
Total accrued liabilities	$37,262	$39,165

NOTE 5. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 31,
	2022	2021
First Lien Credit Facilities:
Term loans, interest at SOFR, subject to a 0.75% floor plus 4.0% (8.7% at December 31, 2022), net of unamortized discount and deferred loan costs of $15.2 million at December 31, 2022	$555,453	$-
Term loans, interest at LIBOR or base rate plus 3.5% (4.5% at December 31, 2021), net of unamortized discount and deferred loan costs of $4.0 million at December 31, 2021	-	517,247
Incremental term loans, interest at LIBOR or base rate plus 13.0% (14.0% at December 31, 2021), net of unamortized discount and deferred loan costs of $5.6 million at December 31, 2021	-	87,958
Finance Leases	688	953
Total debt	556,141	606,158
Less: Current portion	(6,060)	(6,877)
Long-term debt	$550,081	$599,281

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

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

As of December 31, 2022, there were no required financial covenants for our debt instruments.

Finance Leases

The Company has entered into leases for vehicles and equipment that are accounted for as finance leases, as described in Note 14. "Leases".

Scheduled Maturities of Long-Term Debt

Aggregate contractual future principal payments (excluding the effects of repayments for excess cash flow) of long-term debt for the years following December 31, 2022, are as follows (in thousands):

For the year ending December 31,
2023	$6,060
2024	5,921
2025	5,843
2026	5,864
2027	5,750
Thereafter	541,938
Total scheduled maturities	571,376
Unamortized debt discount and debt issuance costs	(15,235)
Total debt	$556,141

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6. STOCKHOLDERS’ EQUITY

Our amended and restated articles of incorporation provide that our authorized capital stock will consist of 450,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share. As of  December 31, 2022, we have 37,789,131 shares of common stock and zero shares of preferred stock outstanding.

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

Share Repurchase Program

During 2019, the board of directors approved a share repurchase program that will permit the Company to repurchase up to $50.0 million of the Company’s shares of common stock. The board approved extending this share buyback program to August 11, 2023. As of December 31, 2022, $47.0 million of the $50.0 million authorized by the board of directors is still available for repurchasing of Company's shares of common stock.

NOTE 7. WRITE-DOWNS AND OTHER CHARGES

The Consolidated Statements of Operations and Comprehensive Loss include various transactions, such as loss on disposal or impairment of long-lived assets and fair value adjustments to contingent consideration that have been classified as write-downs and other charges.

During the year ended December 31, 2022, the Company identified an error related to the fair value of adjustments to contingent consideration and recorded an adjustment of $1.5 million, of which approximately $1.2 million relates to periods prior to  January 1, 2022. The Company evaluated the impact of the error and concluded that prior periods were not materially misstated and the adjustment did not have a material impact to the current year financial statements. The adjustment was recorded in other long-term liabilities and had no effect on the Condensed Consolidated Statements of Cash Flows.

During the year ended December 31, 2022, the Company recognized $1.9 million in write-downs and charges primarily related to a fair value adjustment to contingent consideration (the Company used level 3 fair value inputs based on projected cash flows).

During the year ended December 31, 2021 the Company recognized $2.8 million in write-downs and charges, $1.4 million of which is primarily related to the full impairment of long-lived assets related to a discontinued product line (the Company used level 3 fair value inputs based on projected cash flows), $0.8 million of which is primarily related to the full impairment of internally developed gaming titles, as it was determined by management that the gaming titles would no longer be used (the Company used level 3 fair value inputs based on projected cash flows), and $0.6 million of which is primarily related to the disposal of long-lived assets.

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

There were no potentially dilutive securities for the years ended December 31, 2022, 2021 and 2020 because the Company reported a net loss in each year.

Excluded from the calculation of diluted EPS for the years ended December 31, 2022, 2021 and 2020, were 2,106,766 participating securities, 1,850,286 participating securities, and 1,191,944 participating securities, respectively, as such securities were anti-dilutive. As of  December 31, 2022, and  2021, we had 1,796,053 awards that have not been considered in dilutive shares because their performance vesting conditions have not been met. Excluded from the calculation of diluted EPS for the years ended December 31, 2022, 2021 and 2020 were 19,197 stock options, 273,414 stock options, and 32,591 stock options, respectively, as such securities were anti-dilutive.

NOTE 9. BENEFIT PLANS

The Company has established a 401(k) defined contribution plan (the “401(k) Plan”) for its employees. The 401(k) Plan allows employees to contribute a portion of their earnings, and the Company may match a percentage of the contributions on a discretionary basis. In  April of 2020, the Company temporarily suspended 401(k) matching contributions and resumed these contributions in January 2021. The expense associated with the 401(k) Plan for the years ended December 31, 2022, 2021 and 2020 was $1.8 million, $1.5 million and $0.4 million, respectively.

On April 28, 2014, the board of directors of the Company approved the 2014 Long-Term Incentive Plan (“LTIP”). Under the LTIP, the Company is authorized to grant nonqualified stock options, rights to purchase shares of common stock, restricted stock, restricted stock units and other awards to be settled in, or based upon, shares of common stock to persons who are directors and employees of and consultants to the Company or any of its subsidiaries on the date of the grant. The LTIP will terminate ten years after approval by the board. Subject to adjustments in connection with certain changes in capitalization, the maximum number of shares of common stock that may be delivered pursuant to awards under the LTIP is 2,253,735. As of December 31, 2022, 423,268 shares remain available for issuance; however, these will not be issued and awards granted by the Company in the future are expected to be from the Omnibus Incentive Plan only.

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

On  April 28, 2022, the board of directors of the Company approved an amendment to the 2018 Plan, as amended by the 2020 Plan Amendment, to increase the number of shares of Common Stock authorized for issuance thereunder from 4,607,389 shares to 9,607,389 shares, an increase of 5,000,000 shares (the “2022 Plan Amendment”), which was approved by the stockholders on  July 1, 2022 at the 2022 Annual Meeting of Stockholders. As a result of the 2022 Plan Amendment, awards that were previously accounted for as liability awards were reclassified to equity as they are expected to be settled with equity. Prior to the 2022 Plan Amendment, there were insufficient shares available to settle the liability awards with equity. As of  December 31, 2022, we had 5,135,730 shares available for issuance.

NOTE 10. STOCK-BASED COMPENSATION

The Company has granted equity or equity-based awards to eligible participants under its incentive plans. The awards include options to purchase the Company’s common stock, restricted stock or restricted stock units and phantom stock units. These awards include a combination of service and market conditions, as further described below. For the year ended December 31, 2022, the Company recognized $7.3 million in stock compensation expense associated with restricted stock and restricted stock units, and $4.6 million with phantom stock units.

We recognize stock-based compensation on a straight-line basis over the vesting period for time based awards and we recognize the expense for awards with market conditions over the service period derived from the related valuation. As of  December 31, 2022, there was no unrecognized compensation expense associated with stock options, $1.7 million was associated with restricted stock and restricted stock units, and $2.7 million with phantom stock units. The unrecognized compensation expense associated with restricted and phantom stock units is expected to be recognized over a 1.4 and 1.8 year weighted average period, respectively.

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock Options

The Company calculates the grant date fair value of stock options that vest over a service period using the Black Scholes model. For stock options and other stock awards that contain a market condition related to the return on investment that the Company’s stockholders achieve or obtaining a certain stock price, the awards are valued using a lattice-based valuation model. The assumptions used in these calculations are the expected dividend yield, expected volatility, risk-free interest rate and expected term (in years). Expected volatilities are based on implied volatilities from comparable companies. The risk-free rate is based on the U.S. Treasury yield curve for a term equivalent to the estimated time to liquidity. There were no options granted during the years ended  December 31, 2022 and 2021.

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

A summary of the changes in stock options outstanding during the year ended December 31, 2022, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2021	1,244,073	$9.14	3.4	$193
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled or forfeited	(81,985)	$10.51	-	-
Options outstanding as of December 31, 2022	1,162,088	$9.05	2.4	$-
Exercisable as of December 31, 2022	1,162,088	$9.05	2.4	$-

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

A summary of the changes in restricted stock shares outstanding during the year ended December 31, 2022 is as follows:

	Shares Outstanding	Grant Date Fair Value (per share)
Outstanding as of December 31, 2021	1,934,876	$8.25
Granted	283,229	$5.99
Vested	(503,374)	$10.26
Canceled or forfeited	(45,307)	$8.85
Outstanding as of December 31, 2022	1,669,424	$7.24

Phantom Stock Units

Phantom stock units are typically eligible to vest in equal installments of 25% on each of the first four anniversaries of the date of the grant, subject to continued employment with the Company or its subsidiaries. In the event of a termination of employment without cause upon or within 12 months following a change in control or as a result of death or disability, any such unvested units shall become vested. The phantom stock units outstanding at  December 31, 2022 may be settled in cash or stock at the Company’s discretion. The phantom stock units that the Company intends to settle in cash are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period. The liability associated with such rewards is included in “Accrued Liabilities” within the Consolidated Balance Sheets. All other stock-based awards are classified as equity.

Certain phantom stock units are eligible to vest upon the satisfaction of certain performance conditions. Vesting occurs on the first day that the average price per share of our common stock for the prior 60 consecutive trading days exceeds certain stock prices, subject to continued employment with the Company or its subsidiaries.

A summary of the changes in phantom stock outstanding during the year ended December 31, 2022 is as follows:

	Shares Outstanding	Grant Date Fair Value (per share)
Phantom Stock Outstanding as of December 31, 2021	2,253,400	$6.47
Granted	881,098	$4.88
Vested	(423,197)	$6.24
Canceled or forfeited	(91,693)	$6.40
Phantom Stock Outstanding as of December 31, 2022	2,619,608	$5.98

NOTE 11. INCOME TAXES

The components of loss before provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Domestic	$(12,820)	$(21,235)	$(80,939)
Foreign	2,560	(3,535)	(10,314)
Loss before provision for income taxes	$(10,260)	$(24,770)	$(91,253)

The income tax (benefit) expense is as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Current:
Federal	$—	$—	$(1,495)
State	569	139	262
Foreign	(1,957)	(1,966)	(3,012)
Total current income tax (benefit) expense	(1,388)	(1,827)	(4,245)

Deferred:
Federal	(482)	342	365
State	(123)	57	53
Foreign	(232)	(770)	(2,048)
Total deferred income (benefit) expense	(837)	(371)	(1,630)

Income tax (benefit) expense	$(2,225)	$(2,198)	$(5,875)

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The reconciliation of income tax at the federal statutory rate to the actual effective income tax rate (benefit) is as follows:

	Year ended December 31,
	2022	2021	2020
Federal statutory rate	(21.0)%	(21.0)%	(21.0)%
Foreign rate differential	1.5%	(0.1)%	(0.9)%
State income taxes, net of federal benefit	6.9%	(3.5)%	(2.9)%
U.S. tax on foreign income, net of foreign tax credits	29.2%	0.6%	2.8%
Tax indemnification charges	—%	1.0%	1.0%
Stock compensation	4.0%	1.4%	1.0%
Other differences	5.4%	0.1%	0.6%
Withholding tax	4.3%	1.2%	0.2%
Rate changes	(3.0)%	(6.4)%	—%
Research tax credits	(15.5)%	(5.8)%	0.3%
Uncertain tax positions	(16.5)%	(5.8)%	(2.8)%
Valuation allowance	(17.0)%	29.4%	15.3%
Effective tax rate	(21.7)%	(8.9)%	(6.4)%

The components of the net deferred tax assets (liability) consist of the following (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Accrued expenses	$2,934	$4,433
Stock compensation	5,590	4,657
Foreign tax credits	7,660	9,429
Net operating loss carryforwards	32,982	42,433
Research and experimentation	14,568	6,848
Debt	26,057	21,239
Other	2,580	3,102
Total deferred tax assets	92,371	92,141
Valuation allowance	(60,114)	(62,233)
Deferred tax assets, net of valuation allowance	$32,257	$29,908

Deferred tax liabilities:
Prepaid expenses and other	$(714)	$(519)
Intangible assets, net	(14,180)	(15,481)
Property and equipment, net	(11,520)	(9,228)
Deferred tax liabilities	(26,414)	(25,228)
Net deferred tax assets (liabilities)	$5,843	$4,680

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2022 in certain tax jurisdictions. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of December 31, 2022, a valuation allowance of $60.1 million has been recorded on US and certain foreign deferred tax assets to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

As of December 31, 2022, the Company had $7.7 million of foreign tax credits which, if unused, will expire in years 2023 through 2032. In addition, the Company has $8.0 million of research and development credits which begin to expire in 2029. The foreign tax credits and research and development credits carryforwards are not expected to be realizable in future periods and have a related valuation allowance.

The Company has net operating loss (“NOL”) carryforwards for U.S. federal purposes of $129.7 million, in foreign jurisdictions of $13.7 million and various U.S. states of $74.6 million. The U.S. federal NOL carryforwards begin to expire in 2034, the U.S. state NOL carryforwards begin to expire in 2023, and certain foreign NOL carryforwards begin to expire in 2031 and the remaining can be carried forward indefinitely. We believe that it is more likely than not that the benefit from certain federal, state and foreign NOL carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance on the deferred tax assets related to these NOL carryforwards.

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

The Company had the following activity for unrecognized tax benefits in 2022 and 2021 (amounts in thousands):

	December 31, 2022	December 31, 2021
Balance-beginning of year	$6,519	$7,405
Increases based on tax positions of the current year	480	520
Decreases due to lapse of statute	(1,287)	(1,434)
Increases based on tax positions of the prior years	—	77
Currency translation adjustments	40	(49)
Balance-end of year	$5,752	$6,519

The Company applies a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes the impact of a tax position in the financial statements when the position is more likely than not of being sustained on audit based on the technical merits of the position.

The total amount of unrecognized tax benefits as of  December 31, 2022 was $5.8 million. Of this amount, $1.0 million if recognized, would be included in our Consolidated Statements of Operations and Comprehensive Loss and have an impact on our effective tax rate. The Company anticipates a reduction of its liability for unrecognized tax benefits of up to $0.9 million before December 31, 2023 primarily related to lapse of statute, all of which would impact our Consolidated Statements of Operations and Comprehensive Loss.

The Company accrues interest and penalties for unrecognized tax benefits in income tax expense. Related to the unrecognized tax benefits noted above, the Company reduced penalties and interest by $1.2 million during 2022. This reduction, primarily related to lapse of statute and tax authority settlements, was recognized as an income tax benefit in our Consolidated Statements of Operations and Comprehensive Loss. As of December 31, 2022, the Company has a liability of $1.1 million for penalties and interest related to unrecognized tax benefits.

The Company is subject to taxation and potential examination in the United States and various state and foreign jurisdictions. We are subject to examinations in the United States for the 2017 to 2022 tax years and, generally, we remain subject to examination for all periods in various state jurisdiction due to the Company’s NOLs. We are subject to examination in Mexico for the 2017 to 2022 tax years and remain subject to possible examination in various other jurisdictions that are not expected to result in material tax adjustments.

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

On  February 23, 2021, the Court granted the lead plaintiff’s unopposed motion to file a Second Amended Complaint. The Second Amended Complaint was filed on  March 25, 2021 and asserts substantially the same claims as the Amended Complaint but extends the beginning of the putative class period back to  January 26, 2018.  On May 24, 2021, the defendants filed motions to dismiss the Second Amended Complaint, and on December 2, 2022, the court granted in part and denied in part those motions. It dismissed each of the five claims in the Second Amended Complaint—including all claims under the Securities Act—but the court carved out from the dismissal a “scheme liability” claim under Section 10(b), brought only against the Company, David Lopez, and Kimo Akiona, which the court felt was insufficiently briefed. The lead plaintiff was granted leave to file a further amended complaint but chose not to, and instead seeks to move forward on the sole remaining scheme liability claim.

On January 17, 2023, the Company, Mr. Lopez, and Mr. Akiona filed an answer to the remaining claim, along with a motion to temporarily stay discovery and a motion for judgment on the pleadings, arguing that the legal findings contained in the court’s December 2, 2022 decision require dismissal of the scheme liability claim as well and termination of the action. The parties are currently briefing the motion for judgment on the pleadings and motion to temporarily stay discovery. The defendants believe all claims in the action are without merit, and intend to defend vigorously against them, but there can be no assurances as to the outcome.

On  March 18, 2022, a shareholder derivative lawsuit was filed in the United States District Court for the District of Nevada by putative stockholder Manjan Chowdhury, allegedly on behalf of the Company, that piggy-backs on the consolidated securities class action referenced above and currently pending before the same Court.  The derivative complaint names David Lopez, Kimo Akiona, and members of the Board as defendants, and generally alleges that they breached their fiduciary duties by causing or failing to prevent the same allegedly false and misleading statements asserted in the securities class action. The derivative complaint also alleges claims for contribution against Mr. Lopez and Mr. Akiona under Sections 10(b) and 21D of the Exchange Act.  On  June 9, 2022, the court stayed the derivative action, pursuant to a stipulation between the parties, pending resolution of the motion to dismiss the consolidated securities class action. On January 27, 2023, at the request of the parties, the court ordered that the derivative action remain stayed pending resolution of the motion for judgment on the pleadings in the securities class action. The Company and the individual defendants believe the claims in the shareholder derivative action are without merit and intend to defend vigorously against them, but there can be no assurances as to the outcome.

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

We have not accrued the $3.3 million assessed by ADOR, as we do not believe that it is probable that a liability has occurred. However, if we do not prevail in the dispute with ADOR, we  may be required to accrue this amount as well as applicable interest. It is also possible that ADOR  may similarly audit the participation revenues and licensing fees that we received from the leasing of EGMs to a Native American tribe in the state of Alabama subsequent to  August 2019. While we cannot reasonably calculate the amount that ADOR would assess for the revenues from such subsequent periods due to the types of revenues and rates that apply, based solely on the amount assessed for the period from  May 2016 through  August 2019, we estimate that ADOR’s assessment for taxable lease rental payments for subsequent periods through  December 31, 2022 would not exceed $2.2 million, excluding interest. There is no assurance that ADOR will assess our revenues from subsequent periods or that such assessment will not materially differ from our estimate.

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

•	Other adjustments, which are primarily composed of:
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

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following provides financial information concerning our reportable segments for the years ended December 31, 2022, 2021, and 2020 (amounts in thousands):

	2022	2021	2020
Revenues by segment
EGM	$284,331	$237,809	$151,789
Table Products	14,920	11,879	7,969
Interactive	10,185	10,008	7,249
Total Revenues	309,436	259,696	167,007
Adjusted EBITDA by segment
EGM	127,502	112,817	65,877
Table Products	8,781	6,438	3,360
Interactive	2,360	3,332	2,432
Subtotal	138,643	122,587	71,669

Write-downs and other:
Loss on disposal of long lived assets	427	590	2,399
Impairment of long lived assets	30	2,257	134
Fair value adjustments to contingent consideration and other items	1,466	(56)	796
Depreciation and amortization	75,516	73,938	85,722
Interest expense, net of interest income and other	39,680	44,473	43,982
Loss on extinguishment and modification of debt	8,549	—	3,102
Other adjustments	2,225	3,119	8,618
Other non-cash charges	9,117	8,393	9,712
Non-cash stock compensation	11,893	14,643	8,457
Loss before income taxes	$(10,260)	$(24,770)	$(91,253)

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

The following provides financial information concerning our operations by geographic area for the years ended December 31, 2022, 2021, and 2020 (amounts in thousands):

	Year ended December 31,
Revenue:	2022	2021	2020
United States	$272,473	$237,396	$151,187
Other	36,963	22,300	15,820
Total Revenue	$309,436	$259,696	$167,007

	Year ended December 31,
Long-lived assets:	2022	2021	2020
United States	$79,137	$72,904	$76,879
Other	10,570	9,406	13,623
Total long-lived assets	$89,707	$82,310	$90,502

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

For the years ended December 31, 2022 and 2021, we did not have any lease agreements with variable lease costs and short-term lease costs, excluding expenses relating to leases with a lease term of one month or less that were immaterial.

The following table discloses the operating and finance assets and liability balances recorded under ASC 842 as of December 31, 2022 and as of December 31, 2021:

		As of December 31, 2022	As of December 31, 2021
Leases (in thousands)	Classification
Assets
Operating leases	Operating lease assets(a)	$11,198	$12,503
Finance leases	Property and equipment, net(b)	597	760
Total leased assets, net		$11,795	$13,263

Liabilities
Current:
Operating leases	Accrued liabilities	$2,287	$2,137
Finance leases	Current maturities of long-term debt	322	540
Non-current:
Operating leases	Operating lease liabilities, long-term	10,413	11,871
Finance leases	Long-term debt	366	413
Total lease liability		$13,388	$14,961

(a) Operating lease assets are recorded net of accumulated amortization of $5.4 million and $4.4 million as of December 31, 2022 and 2021, respectively

(b) Finance lease assets are recorded net of accumulated amortization of $0.7 million and $1.8 million as of December 31, 2022 and 2021, respectively.

The table below discloses the costs for operating and finance leases for the years ended December 31, 2022, 2021, and 2020:

		Year Ended December 31,
		2022	2021	2020
Operating lease costs (in thousands)	Classification
Operating lease cost - office building	Selling, general and administrative	$2,411	$2,108	$1,519
Operating lease cost - R&D	Research and development	-	-	377
Operating lease cost - warehouses	Cost of gaming operations (c)	546	546	553
Total Operating Lease cost:		$2,957	$2,654	$2,449

Finance lease cost
Depreciation of leased assets	Depreciation and amortization	$435	$744	$784
Interest on lease liabilities	Interest expense	18	29	41
Total Finance Lease cost:		453	773	825
Total Lease Cost		$3,410	$3,427	$3,274

(c) Subject to capitalization.

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below sets forth the maturity of the operating and financing leases liabilities for five years and thereafter under ASC 842:

	Operating Leases	Financing Leases	Total
Maturity of lease liabilities (in thousands)
2023	$2,914	$322	$3,236
2024	2,900	178	3,078
2025	2,916	97	3,013
2026	2,996	114	3,110
2027	2,341	-	2,341
Thereafter	449	-	449
Total lease payments	$14,516	$711	$15,227
Less: interest	1,816	23	1,839
Present value of lease liabilities	$12,700	$688	$13,388

The following table sets forth the weighted average of the lease terms and discount rates for operating and finance leases as of December 31, 2022 and 2021.

	As of December 31, 2022	As of December 31, 2021
Lease term and discount rate
Operating
Weighted average remaining lease term (years)	4.9	5.8
Weighted average discount rate	5.4%	5.4%
Finance Leases
Weighted average remaining lease term (years)	2.0	1.2
Weighted average discount rate	2.4%	2.2%

Other Information

The table below discloses cash paid for the amounts included in the measurement of lease liabilities for the years ended  December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities (in thousands)
Operating cash flows from operating leases	$2,954	$2,747	$2,918
Operating cash flows from finance leases	$18	$29	$41
Financing cash flows from finance leases	$422	$604	$691

NOTE 15. SUBSEQUENT EVENTS

None.

NOTE 16. ACQUISITIONS

On   January 3, 2022, the Company acquired certain intangible assets related to the purchase of table game-related intellectual property and an installed base of table games under the Lucky Lucky trade name from Aces Up Gaming. The acquisition was accounted for as an acquisition of business and the assets acquired were measured based on our estimates of their fair values at the acquisition date. We attribute the goodwill recognized to our ability to commercialize the products over our distribution and sales network, opportunities for synergies, and other strategic benefits. The consideration of $4.8 million was allocated primarily to tax deductible goodwill for $1.2 million and intangible assets of $3.5 million, primarily attributable to intellectual property, and which will be amortized over a weighted average period of approximately 9.1 years.

Our results of operations for the year ended December 31, 2022 included the operating results of the Lucky Lucky installed base, the amounts of which were not material. It is not practicable to provide pro forma statements of operations giving effect to the Lucky Lucky acquisition as if it had been completed at an earlier date. This is due to the lack of historical financial information sufficient to produce such pro forma statements given that the Company purchased specific assets from the sellers that were not segregated in the seller’s financial records and for which separate carve-out financial statements were not produced.

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ITEM 15(a)(2). FINANCIAL STATEMENT SCHEDULES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

PLAYAGS, INC.

(PARENT COMPANY ONLY)

 CONDENSED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$4,171	$2,931
Intercompany Receivables	8	7
Prepaid expenses	44	32
Total current assets	4,223	2,970
Investment in subsidiaries	50,262	42,454
Other long-term assets	-	8
Total assets	$54,485	$45,432

Liabilities and Stockholders’ Equity
Current liabilities
Intercompany payables	$5,124	$3,861
Total current liabilities	5,124	3,861
Total liabilities	5,124	3,861
Stockholders’ equity:
Common stock	378	369
Additional paid-in capital	406,436	392,161
Retained earnings	(353,125)	(344,889)
Accumulated other comprehensive loss	(4,328)	(6,070)
Total stockholders’ equity	49,361	41,571
Total liabilities and stockholders’ equity	$54,485	$45,432

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

PLAYAGS, INC.

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Year ended December 31,
	2022	2021	2020
Revenue
Intercompany revenue	$-	$-	$-
Total Revenue	-	-	—
Operating expenses
Selling, general and administrative	18	(15)	24
Total operating expenses	18	(15)	24
Loss from operations	(18)	15	(24)
Other expense (income)
Equity in net loss of subsidiaries	(8,017)	(22,587)	(85,349)
Other (Expense) Income	-	—	(5)
Loss before income taxes	(8,035)	(22,572)	(85,378)
Income tax (expense) benefit	-	-	-
Net loss	(8,035)	(22,572)	(85,378)
Foreign currency translation adjustment	1,742	(984)	(2,678)
Total comprehensive loss	$(6,293)	$(23,556)	$(88,056)

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

PLAYAGS, INC.

(PARENT COMPANY ONLY)

 CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

	Year ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(8,035)	$(22,572)	$(85,378)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity income from subsidiaries	8,017	22,587	85,349
Changes in assets and liabilities that relate to operations:
Prepaid expenses	(12)	—	—
Intercompany payable/receivable	1,262	2,447	64
Deposits and other assets LT	8	(5)	(1)
Net cash provided by (used in) operating activities	1,240	2,457	34
Cash flows from investing activities
Distributions received from subsidiaries	201	906	560
Net cash provided by (used in) investing activities	201	906	560
Cash flows from financing activities
Repurchase of shares	(201)	(906)	(560)
Proceeds from stock option exercise	-	—	158
Net cash (used in) provided by financing activities	(201)	(906)	(402)
Increase (decrease) in cash and cash equivalents	1,240	2,457	192
Cash and cash equivalents, beginning of period	2,931	474	282
Cash and cash equivalents, end of period	$4,171	$2,931	$474

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

NOTE 3 - CASH FLOW STATEMENT SUPPLEMENTAL DISCLOSURES

The Parent Company charged $11.9 million and $14.6 million of stock-based compensation to additional paid-in capital during the years ended December 31, 2022 and 2021, respectively, the expense for which was contributed to the Parent Company’s subsidiaries that employ the employee recipients of the share-based awards.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Tax-related valuation allowance	Balance at the Beginning of Period	Charged to Tax Expense/(Benefit)	Purchase Accounting Adjustments	Impact of Foreign Currency Exchange Rate	Balance at the End of Period
Year ended December 31, 2022	$62,233	$(1,740)	$-	$(379)	$60,114
Year ended December 31, 2021	$55,006	$7,270	$-	$(43)	$62,233
Year ended December 31, 2020	$41,004	$13,924	$-	$78	$55,006

ITEM 16. FORM 10–K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYAGS, INC.

Date:	March 9, 2023	By:	/s/ KIMO AKIONA
		Name:	Kimo Akiona
		Title:	Chief Financial Officer, Chief Accounting Officer and Treasurer, (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID LOPEZ	Chief Executive Officer, President and Director	March 9, 2023
David Lopez	(Principal Executive Officer)

/s/ KIMO AKIONA	Chief Financial Officer, Chief Accounting Officer and Treasurer	March 9, 2023
Kimo Akiona	(Principal Financial and Accounting Officer)

/s/ YVETTE E. LANDAU	Director	March 9, 2023
Yvette E. Landau

/s/ ADAM CHIBIB	Director	March 9, 2023
Adam Chibib

/s/ GEOFF FREEMAN	Director	March 9, 2023
Geoff Freeman

/s/ ANNA MASSION	Director	March 9, 2023
Anna Massion

/s/ DAVID FARAHI	Director	March 9, 2023
David Farahi