Form 10-Q
period 2023-03-31
PlayAGS, Inc.
filed 2023-05-09
CIK 1593548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarter ended March 31, 2023

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

As of May 5, 2023, there were 37,916,876 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLAYAGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$25,371	$37,891
Restricted cash	217	20
Accounts receivable, net of allowance of credit losses of $1,652 and $1,974, respectively	64,599	59,909
Inventories	38,348	35,394
Prepaid expenses	6,313	4,020
Deposits and other	9,553	8,930
Total current assets	144,401	146,164
Property and equipment, net	80,030	82,361
Goodwill	289,154	287,680
Intangible assets	137,252	142,109
Deferred tax asset	8,284	7,893
Operating lease assets, net	11,556	11,198
Other assets	5,430	7,346
Total assets	$676,107	$684,751

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,415	$15,244
Accrued liabilities	31,804	37,262
Current maturities of long-term debt	6,036	6,060
Total current liabilities	48,255	58,566
Long-term debt	549,131	550,081
Deferred tax liability, non-current	2,445	2,048
Operating lease liabilities, long-term	10,531	10,413
Other long-term liabilities	10,788	14,282
Total liabilities	621,150	635,390
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock at $0.01 par value; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value; 450,000,000 shares authorized at March 31, 2023 and at December 31, 2022; and 37,904,589 and 37,789,131 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	379	378
Additional paid-in capital	408,979	406,436
Accumulated deficit	(353,486)	(353,125)
Accumulated other comprehensive loss	(915)	(4,328)
Total stockholders’ equity	54,957	49,361
Total liabilities and stockholders’ equity	$676,107	$684,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except per share data)

 (unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues
Gaming operations	$58,642	$53,164
Equipment sales	24,533	19,693
Total revenues	83,175	72,857
Operating expenses
Cost of gaming operations(1)	11,756	10,269
Cost of equipment sales(1)	12,333	9,787
Selling, general and administrative	17,205	17,951
Research and development	10,789	10,210
Write-downs and other charges	204	93
Depreciation and amortization	19,142	18,869
Total operating expenses	71,429	67,179
Income from operations	11,746	5,678
Other expense (income)
Interest expense	13,704	9,473
Interest income	(357)	(209)
Loss on extinguishment and modification of debt	-	8,549
Other expense (income)	(78)	(8)
Loss before income taxes	(1,523)	(12,127)
Income tax benefit (expense)	1,189	(467)
Net loss	(334)	(12,594)
Foreign currency translation adjustment	3,413	1,004
Total comprehensive loss	$3,079	$(11,590)

Basic and diluted loss per common share:
Basic	$(0.01)	$(0.34)
Diluted	$(0.01)	$(0.34)
Weighted average common shares outstanding:
Basic	37,811	36,990
Diluted	37,811	36,990

(1) exclusive of depreciation and amortization

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

 (unaudited)

	Three Months Ended March 31,
	2023	2022
Common stock
Balance, beginning of period	$378	$369
Vesting of restricted stock	1	2
Balance of common stock, end of period	379	371
Additional paid-in capital
Balance, beginning of period	406,436	392,161
Stock-based compensation expense	2,544	3,678
Vesting of restricted stock	(1)	(2)
Balance of additional paid-in capital, end of period	408,979	395,837
Accumulated deficit
Balance, beginning of period	(353,125)	(344,889)
Net loss	(334)	(12,594)
Restricted stock vesting and withholding	(27)	(10)
Balance of accumulated deficit, end of period	(353,486)	(357,493)
Accumulated other comprehensive loss
Balance, beginning of period	(4,328)	(6,070)
Foreign currency translation adjustment	3,413	1,004
Balance of accumulated other comprehensive loss, end of period	(915)	(5,066)
Total stockholders' equity	$54,957	$33,649

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(334)	$(12,594)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,142	18,869
Accretion of contract rights under development agreements and placement fees	1,545	1,631
Amortization of deferred loan costs and discount	628	920
Write-off of deferred loan costs and discount	-	1,586
Cash paid for debt prepayment penalties to prior debt holders	-	848
Stock-based compensation expense	2,544	5,825
Provision for bad debts	10	105
Loss on disposition of long-lived assets	83	93
Impairment of assets	121	-
Provision for deferred income tax (benefit)	591	199
Changes in assets and liabilities that relate to operations:
Accounts receivable	(4,393)	(5,264)
Inventories	(1,880)	(3,273)
Prepaid expenses	(2,286)	(2,797)
Deposits and other	(467)	(491)
Other assets, non-current	1,763	1,930
Accounts payable and accrued liabilities	(12,900)	(517)
Net cash provided by operating activities	4,167	7,070
Cash flows from investing activities
Business acquisitions, net of cash acquired	-	(4,750)
Proceeds from payments on customer notes receivable	598	137
Software development and other expenditures	(4,973)	(3,853)
Proceeds from disposition of assets	11	5
Purchases of property and equipment	(8,739)	(7,688)
Net cash used in investing activities	(13,103)	(16,149)
Cash flows from financing activities
Repayment of first lien credit facilities	(1,438)	(521,215)
Repayment of incremental term loans	-	(93,575)
Payment of financed placement fee obligations	(1,356)	(1,287)
Proceeds from term loans	-	569,250
Payment of deferred loan costs	-	(4,838)
Payment of debt prepayment penalties to prior debt holders	-	(848)
Payments of previous acquisition obligation	(55)	(154)
Payments on finance leases and other obligations	(504)	(291)
Repurchase of stock	(27)	(10)
Net cash used in financing activities	(3,380)	(52,968)
Effect of exchange rates on cash and cash equivalents	(7)	2
Net decrease in cash, cash equivalents and restricted cash	(12,323)	(62,045)
Cash, cash equivalents and restricted cash, beginning of period	37,911	94,997
Cash, cash equivalents and restricted cash, end of period	$25,588	$32,952

Supplemental cash flow information:
Non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$882	$956
Leased assets obtained in exchange for new finance lease liabilities	$25	$35

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

PlayAGS, Inc. (the "Company," "PlayAGS," "we," "us," or "our") is a leading designer and supplier of gaming products and services for the gaming industry. We operate in legalized gaming markets across the globe and provide state-of-the-art, value-add products in three distinct segments: Electronic Gaming Machines (“EGM”), which includes server-based systems and back-office systems that are used by Class II Native American and Mexico gaming jurisdictions and Class III Native American, commercial and charitable jurisdictions; Table Products (“Table Products”), which includes live felt table games, side-bets and progressives as well as card shufflers including our newly introduced card shuffler, “Pax S”; and Interactive Games (“Interactive”), which provides game content and access to our remote gaming server to real money gaming ("RMG") online casino operators as well as social casino games available for desktop and mobile devices. Each segment’s activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line.

Electronic Gaming Machines

Our EGM segment offers a library of proprietary video slot titles developed for the global marketplace, and EGM cabinets which include our premium lease-only cabinets of Orion Starwall, Orion Curve Premium and Big Red ("Colossal Diamonds") as well as cabinets available for sale or lease including the newly released Spectra UR43, along with Orion Portrait, Orion Slant, Orion Curve, Orion Upright, and ICON cabinets. In addition to providing complete EGM units, we offer conversion kits that allow existing game titles to be converted to other game titles offered within that operating platform.

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain disclosures required by generally accepted accounting principles (“GAAP”) are omitted or condensed in these condensed consolidated financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) that are necessary for a fair statement of the Company's financial position, results of operations and cash flows for the interim periods have been made. The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

The following table disaggregates our revenues by type within each of our segments (amounts in thousands):

	Three Months Ended March 31,
	2023	2022

EGM
Gaming operations	$52,413	$47,296
Equipment sales	24,145	19,610
Total	$76,558	$66,906

Table Products
Gaming operations	$3,706	$3,397
Equipment sales	388	83
Total	$4,094	$3,480

Interactive
Gaming Operations(1)	$2,523	$2,471

Total Revenue	$83,175	$72,857

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

Gaming operations revenue is also earned from the licensing and maintenance of gaming equipment content and licensing of table product content. It is earned and recognized primarily on a daily or monthly fixed rate. Our B2C social casino products earn revenue from the sale of virtual coins or chips, which is recorded when the purchased coins or chips are used by the customer. B2C social casino revenue is presented gross of the platform fees. B2B social casino products earn revenue primarily based on a percentage of the monthly revenue generated by the white label casino apps that we build and operate for our customers. RMG revenue is earned primarily based on a percentage of the revenue produced by the games on our platform as well as monthly platform fees and initial integration fees. RMG revenue is presented net of payments to game and content suppliers.

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

Revenue allocated to any undelivered performance obligations is recorded as a contract liability. The balance of our contract liabilities was not material as of  March 31, 2023 and December 31, 2022.

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

For the period ended   March 31, 2023, there was no material activity in allowance for credit losses.

Inventories

Inventories consist primarily of parts and supplies that are used to repair and maintain machinery and equipment as well as EGMs in production and finished goods held for sale. Inventories are stated at net realizable value. Cost of inventories is determined using the first-in, first-out (“FIFO”) method for all components of inventory. The Company regularly reviews inventory quantities and updates estimates for the net realizable value of inventories. This process includes examining the carrying values of parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose). Some of the factors involved in this analysis include the overall levels of the inventories, the current and projected sales levels for such products, the projected markets for such products and the costs required to sell the products, including refurbishment costs. Changes in the assumptions or estimates could materially affect the inventory carrying value. As of  March 31, 2023 and December 31, 2022, the value of raw material inventory was $34.1 million and $31.0 million, respectively. As of  March 31, 2023 and December 31, 2022, the value of finished goods inventory was $4.2 million and $4.4 million, respectively. There was no work in process material as of  March 31, 2023 and December 31, 2022.

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

Financed leased cars and leasehold improvements are amortized/depreciated over the life of the contract.

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

The Company measures recoverability of assets to be held and used by comparing the carrying amount of an asset to future cash flows expected to be generated by the asset. The Company’s policy is to impair, when necessary, excess or obsolete gaming machines on hand that are not expected to be used. Impairment is based upon several factors, including estimated forecast of gaming machine demand for placement into casinos. While the Company believes that the estimates and assumptions used in evaluating the carrying amount of these assets are reasonable, different assumptions could affect either the carrying amount or the estimated useful lives of the assets, which could have a significant impact on the results of operations and financial position.

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

The carrying values of the Company’s cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short-term maturities of these instruments. The fair value of our long-term debt is based on the quoted market prices for similar issues (Level 2 inputs). The following table presents the estimated fair value of our long-term debt as of  March 31, 2023 and  December 31, 2022 (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term Debt	$569,863	$559,901	$571,375	$539,987

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

We apply the accounting guidance to our uncertain tax positions and under the guidance, we may recognize a tax benefit from an uncertain position only if it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the issue. The amount recognized in the consolidated financial statements is the largest benefit that we believe has greater than a 50% likelihood of being realized upon settlement.

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

Recently Issued Accounting Pronouncements

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326). ASU No. 2022-02 eliminates the accounting guidance for troubled debt restructurings by creditors in ASC 310-40 and requires disclosure of current-period gross write-offs by year of origination for financing receivables and net investments in leases. ASU No. 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years with earlier adoption permitted. We adopted the amendment in this current quarter, which did not have a significant effect on our consolidated financial statements.

We have not adopted any other new accounting pronouncements in the current period and there has not been any other recently issued accounting guidance that will have a significant effect on our consolidated financial statements.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Gaming equipment	$241,157	$232,244
Other property and equipment	23,147	22,922
Less: Accumulated depreciation	(184,274)	(172,805)
Property and equipment, net	$80,030	$82,361

Gaming equipment and other property and equipment are depreciated over the respective useful lives of the assets ranging from one to five years. Depreciation expense was $10.6 million and $9.7 million for the three months ended March 31, 2023 and 2022, respectively.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 3. GOODWILL AND INTANGIBLES

Changes in the carrying amount of goodwill are as follows (in thousands):

	Gross Carrying Amount
	EGM	Table Products	Interactive(1)	Total
December 31, 2022	$278,629	$9,051	$-	$287,680
Foreign currency adjustments	1,474	-	-	1,474
Balance at March 31, 2023	$280,103	$9,051	$-	$289,154

(1) Accumulated goodwill impairment charges for the Interactive segment as of  March 31, 2023 were $8.4 million.

Intangible assets consist of the following (in thousands):

		March 31, 2023			December 31, 2022
	Useful Life	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	(years)	Value	Amortization	Value	Value	Amortization	Value
Indefinite lived trade names	Indefinite	$12,126	$-	$12,126	$12,126	$-	$12,126
Trade and brand names	5 - 7	14,990	(14,736)	254	14,990	(14,722)	268
Customer relationships	5 - 12	219,146	(170,720)	48,426	219,146	(167,629)	51,517
Contract rights under development and placement fees	1 - 7	42,762	(25,389)	17,373	42,395	(23,844)	18,551
Gaming software and technology platforms	1 - 7	203,543	(152,358)	51,185	198,666	(147,437)	51,229
Intellectual property	10 - 12	21,845	(13,957)	7,888	21,845	(13,427)	8,418
Total intangible assets		$514,412	$(377,160)	$137,252	$509,168	$(367,059)	$142,109

Intangible assets are amortized over their respective estimated useful lives ranging from one to twelve years. Amortization expense related to intangible assets was $8.5 million and $9.1 million for the three months ended March 31, 2023 and 2022, respectively.

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

For development agreements in the form of a loan, interest income is recognized on the repayment of the notes based on the stated rate or, if not stated explicitly in the development agreement, on an imputed interest rate. If the stated interest rate is deemed to be other than a market rate or zero, a discount is recorded on the note receivable as a result of the difference between the stated and market rate and a corresponding intangible asset is recorded. The intangible asset is recognized in the consolidated financial statements as a contract right under development agreement and amortized as a reduction in revenue over the term of the agreement. Placement fees can be in the form of cash paid upfront or free lease periods and are accreted over the life of the contract and the expense is recorded as a reduction of revenue. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $1.5 million and $1.6 million for the three months ended March 31, 2023 and 2022, respectively.

NOTE 4. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Salary and payroll tax accrual	$10,194	$13,255
Taxes payable	3,034	2,903
Current portion of operating lease liability	2,490	2,287
License fee obligation	1,000	1,000
Placement fees payable	6,314	6,314
Accrued other	8,772	11,503
Total accrued liabilities	$31,804	$37,262

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 5. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31, 2023	December 31, 2022
First Lien Credit Facilities:
Term loans, interest at SOFR, subject to a 0.75% floor plus 4.0% (8.7% at March 31, 2023 and 8.7% at December 31, 2022), net of unamortized discount and deferred loan costs of $14.7 million at March 31, 2023 and $15.2 million at December 31, 2022	$554,558	$555,453
Finance leases	609	688
Total debt	555,167	556,141
Less: Current portion	(6,036)	(6,060)
Long-term debt	$549,131	$550,081

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

The Amended Credit Agreement includes customary mandatory prepayment events, affirmative covenants, negative covenants and events of default. In addition, the New Revolving Credit Facility requires the Borrower to comply on a quarterly basis, with a maximum net first lien senior secured leverage ratio of 6.70 to 1.00 if the aggregate amount of funded loans and issued letters of credit (excluding up to $5.0 million of undrawn letters of credit under the New Revolving Credit Facility and letters of credit that are cash collateralized) under the New Revolving Credit Facility on such date exceeds 35% of the then-outstanding commitments under the New Revolving Credit Facility.

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

As of March 31, 2023, there were no required financial covenants for our debt instruments.

Finance Leases

The Company has entered into leases for vehicles and equipment that are accounted for as finance leases.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 6. STOCKHOLDERS’ EQUITY

Our amended and restated articles of incorporation provide that our authorized capital stock will consist of 450,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share. As of March 31, 2023, we have 37,904,589 shares of common stock and zero shares of preferred stock outstanding.

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

Share repurchase program

During 2019, the board of directors approved a share repurchase program that will permit the Company to repurchase up to $50.0 million of the Company’s shares of common stock. The board approved extending this share buyback program to August 11, 2023. As of  March 31, 2023, $47.0 million of the $50.0 million authorized by the board of directors is still available for repurchasing of the Company's shares of common stock.

NOTE 7. WRITE-DOWNS AND OTHER CHARGES

The condensed consolidated statements of operations and comprehensive loss include various transactions, such as loss on disposal or impairment of long-lived assets and fair value adjustments to contingent consideration that have been classified as write-downs and other charges.

During the three months ended  March 31, 2023, the Company recognized $0.2 million in write-downs and other charges primarily related to the impairment of intangible assets (the Company used level 3 fair value inputs based on projected cash flows) and the disposal of long-lived assets. During the three months ended  March 31, 2022, the Company recognized $0.1 million in write-downs and other charges primarily related to the disposal of long-lived assets.

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

There were no potentially dilutive securities included in the calculation of EPS for the three months ended  March 31, 2023 and 2022 because the Company reported a net loss in each period.

Excluded from the calculation of diluted EPS for the three months ended  March 31, 2023 were 1,221,370 restricted shares, subject to performance vesting conditions that have not been met yet, and 1,162,088 underwater stock options. Excluded from the calculation of diluted EPS for the three months ended March 31, 2023 were 3,269,247 restricted shares as such securities were anti-dilutive.

Excluded from the calculation of diluted EPS for the three months ended  March 31, 2022 were 2,325,198 restricted shares and 248,639 stock options, as such securities were anti-dilutive.

NOTE 9. BENEFIT PLANS

The Company has established a 401(k) plan (the “401(k) Plan”) for its employees. The 401(k) Plan allows employees to contribute a portion of their earnings, and the Company may match a percentage of the contributions on a discretionary basis. The expense associated with the 401(k) Plan for both the three months ended March 31, 2023 and 2022 was $0.7 million and $0.6 million, respectively.

On  April 28, 2014, the board of directors of the Company approved the 2014 Long-Term Incentive Plan (“LTIP”). Under the LTIP, the Company is authorized to grant nonqualified stock options, rights to purchase shares of common stock, restricted stock, restricted stock units and other awards to be settled in, or based upon, shares of common stock to persons who are directors and employees of and consultants to the Company or any of its subsidiaries on the date of the grant. The LTIP will terminate ten years after approval by the board. Subject to adjustments in connection with certain changes in capitalization, the maximum number of shares of common stock that  may be delivered pursuant to awards under the LTIP is 2,253,735. As of March 31, 2023, 423,268 shares remain available for issuance; however, these will not be issued and awards granted by the Company in the future are expected to be from the Omnibus Incentive Plan only.

On January 16, 2018, our board adopted and our stockholders approved the 2018 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) pursuant to which equity-based and cash incentives may be granted to participating employees, directors and consultants. On May 8, 2020, the board of directors of the Company approved an amendment to the Omnibus Incentive Plan to increase the number of shares of Common Stock authorized for issuance thereunder from 1,607,389 shares to 4,607,389 shares, an increase of 3,000,000 shares (the “2020 Plan Amendment”), which was approved by the stockholders on July 1, 2020 at the 2020 Annual Meeting of Stockholders.

On April 28, 2022, the board of directors of the Company approved an amendment to the Omnibus Incentive Plan, as amended by the 2020 Plan Amendment, to increase the number of shares of Common Stock authorized for issuance thereunder from 4,607,389 shares to 9,607,389 shares, an increase of 5,000,000 shares (the “2022 Plan Amendment”), which was approved by the stockholders on July 1, 2022 at the 2022 Annual Meeting of Stockholders. As a result of the 2022 Plan Amendment, awards that were previously accounted for as liability awards were reclassified to equity as they are expected to be settled with equity. Prior to the 2022 Plan Amendment, there were insufficient shares available to settle the liability awards with equity. As of March 31, 2023, we had 5,070,407 shares available for issuance under the Omnibus Incentive Plan.

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

We recognize stock-based compensation on a straight-line basis over the vesting period for time-based awards and we recognize the expense for awards with market conditions over the service period derived from the related valuation. As of March 31, 2023, there was no unrecognized compensation expense associated with stock options, $5.0 million was associated with restricted stock and restricted stock units, and $9.2 million with phantom stock units. The unrecognized compensation expense associated with restricted and phantom stock units is expected to be recognized over a 2.2 and 2.1 year weighted average period, respectively.

During the quarter ended March 31, 2023, the Company amended certain performance-based restricted stock units granted to the CEO and CFO on April 30, 2021. The amendment provides eligibility for vesting based on both service and performance conditions. The incremental fair value attributable to the modified awards was $3.9 million, of which 50% will be recognized over the four year service period and 50% over the performance vesting tranche, not to exceed one year.

Stock Options

The Company calculates the grant date fair value of stock options that vest over a service period using the Black Scholes model. For stock options and other stock awards that contain a market condition related to the return on investment that the Company’s stockholders achieve or obtaining a certain stock price, the awards are valued using a lattice-based valuation model. The assumptions used in these calculations are the expected dividend yield, expected volatility, risk-free interest rate and expected term (in years). Expected volatilities are based on implied volatilities from comparable companies. The risk-free rate is based on the U.S. Treasury yield curve for a term equivalent to the estimated time to liquidity. There were no options granted during the three months ended March 31, 2023.

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

All other option awards, comprised of Tranche B and Tranche C, are eligible to vest upon the satisfaction of certain performance conditions (collectively, “Performance Options”). These performance conditions included the achievement of investor returns or common stock trading prices. These performance conditions were achieved in October of 2018 for all Performance Options that have been granted and there are currently 493,104 Performance Options exercisable and outstanding.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

A summary of the changes in stock options outstanding during the three months ended March 31, 2023, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2022	1,162,088	$9.05	2.4	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled or forfeited	-	-	-	-
Options outstanding as of March 31, 2023	1,162,088	$9.05	2.1	$385
Options exercisable as of March 31, 2023	1,162,088	$9.05	2.1	$385

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

Certain restricted stock units are eligible to vest upon the satisfaction of certain performance conditions. Vesting occurs on the first day that the average price per share of our common stock for a specified number of consecutive trading days exceeds certain stock prices, subject to continued employment with the Company or its subsidiaries. The performance-based restricted stock units will be forfeited if the performance target is not achieved within four years of the grant date.

A summary of the changes in restricted stock and restricted stock units outstanding during the three months ended March 31, 2023, is as follows:

	Shares Outstanding	Weighted Average Grant Date Fair Value (per share)
Restricted Stock and Restricted Stock Units Outstanding as of December 31, 2022	1,669,424	$7.24
Granted	69,503	$6.63
Vested	(125,578)	$13.78
Canceled or forfeited	(4,561)	$6.11
Restricted Stock and Restricted Stock Units Outstanding as of March 31, 2023	1,608,788	$6.71

Phantom Stock Units

Phantom stock awards are typically eligible to vest in equal installments of 25% on each of the first four anniversaries of the date of the grant, subject to continued employment with the Company or its subsidiaries. In the event of a termination of employment without cause upon or within 12 months following a change in control or as a result of death or disability, any such unvested awards shall become vested. Vesting tranches of the phantom stock awards can be settled in cash or stock at the Company’s discretion. The phantom stock awards that the Company intends to settle in cash are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period. The liability associated with such awards is included in “accrued liabilities” within the condensed consolidated balance sheets. All other stock-based awards are classified as equity.

Certain phantom stock units are eligible to vest upon the satisfaction of certain performance conditions. Vesting occurs on the first day that the average price per share of our common stock for a specified number of consecutive trading days exceeds certain stock prices and only if the performance date occurs prior to the fourth anniversary of the date of the grant; provided. However, if the performance date occurs prior to the first anniversary of the date of grant, vesting will occur on the first anniversary of the date of grant, subject to continued employment with the Company or its subsidiaries.

A summary of the changes in phantom stock outstanding during the three months ended March 31, 2023 is as follows:

	Shares Outstanding	Weighted Average Grant Date Fair Value (per share)
Phantom Stock Outstanding as of December 31, 2022	2,619,608	$5.98
Granted	756,723	$5.19
Vested	(3,475)	$6.57
Canceled or forfeited	(22,164)	$6.00
Phantom stock outstanding as of March 31, 2023	3,350,692	$5.80

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 11. INCOME TAXES

The Company's effective income tax rate for the three months ended  March 31, 2023, was a benefit of 78.1%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended March 31, 2023, is primarily due to changes in our valuation allowance on deferred tax assets and the expiration of the applicable statute of limitations for certain uncertain tax positions. The Company's effective income tax rate for the three months ended March 31, 2022, was an expense of 3.9%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended March 31, 2022 was primarily due to changes in our valuation allowance on deferred tax assets.

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

On January 17, 2023, the Company, Mr. Lopez, and Mr. Akiona filed an answer to the remaining claim, along with a motion to temporarily stay discovery and a motion for judgment on the pleadings, arguing that the legal findings contained in the court’s December 2, 2022 decision require dismissal of the scheme liability claim as well and termination of the action. Those motions were fully briefed as of March 22, 2023. On March 23, 2023, the Court decided the motion to temporarily stay discovery in favor of the defendants, holding that all discovery is stayed pending resolution of the motion for judgment on the pleadings. The defendants believe all claims in the action are without merit, and intend to defend vigorously against them, but there can be no assurances as to the outcome.

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

At this time, we are unable to estimate the probability or the amount of liability, if any, related to the securities class action or the shareholder derivative matter.

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

We have not accrued the $3.3 million assessed by ADOR, as we do not believe that it is probable that a liability has occurred. However, if we do not prevail in the dispute with ADOR, we may be required to accrue this amount as well as applicable interest. It is also possible that ADOR may similarly audit the participation revenues and licensing fees that we received from the leasing of EGMs to a Native American tribe in the state of Alabama subsequent to August 2019. While we cannot reasonably calculate the amount that ADOR would assess for the revenues from such subsequent periods due to the types of revenues and rates that apply, based solely on the amount assessed for the period from May 2016 through August 2019, we estimate that ADOR’s assessment for taxable lease rental payments for subsequent periods through March 31, 2023 would not exceed $2.3 million, excluding interest. There is no assurance that ADOR will assess our revenues from subsequent periods or that such assessment will not materially differ from our estimate.

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

The following provides financial information concerning our reportable segments for the three months ended March 31, 2023 and 2022 (amounts in thousands):

	Three Months Ended March 31,
	2023	2022
Revenues by segment
EGM	$76,558	$66,906
Table Products	4,094	3,480
Interactive	2,523	2,471
Total Revenues	83,175	72,857
Adjusted EBITDA by segment
EGM	34,032	30,195
Table Products	2,251	1,829
Interactive	220	742
Subtotal	36,503	32,766
Write-downs and other:
Disposal of long-lived assets	83	93
Impairment of long-lived assets	121	-
Depreciation and amortization	19,142	18,869
Interest expense, net of interest income and other	13,269	9,256
Loss on extinguishment and modification of debt	-	8,549
Other adjustments	413	111
Other non-cash charges	2,454	2,190
Non-cash stock-based compensation	2,544	5,825
Loss before income taxes	$(1,523)	$(12,127)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements include any statements that address future results or occurrences. In some cases you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “would,” “should,” “could” or the negatives thereof. Generally, the words “anticipate,” “believe,” “continue,” “expect,” “intend,” “estimate,” “project,” “plan” and similar expressions identify forward-looking statements. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained elsewhere in this Quarterly Report on Form 10-Q as well as those discussed under “Item 1. Business” and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year-ended December 31, 2022 are forward-looking statements. These forward-looking statements include statements that are not historical facts, including statements concerning our possible or assumed future actions and business strategies. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, which could cause our actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. Given the risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements are made only as of the date of this Quarterly Report. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments unless required by federal securities law. New factors emerge from time to time, and it is not possible for us to predict all such factors.

Unless the context indicates otherwise, or unless specifically stated otherwise, references to the “Company”, “PlayAGS”, “AGS”, “we”, “our” and “us” refer to PlayAGS, Inc. and its consolidated subsidiaries.

Overview

We are a leading designer and supplier of EGMs and other products and services for the gaming industry. We operate our business in three distinct segments: EGMs, Table Products and Interactive. Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line. Founded in 2005, we historically focused on supplying EGMs, including slot machines, video bingo machines, and other electronic gaming devices, to the Native American gaming market. Since 2014, we have expanded our product line-up to include: (i) Class III EGMs for commercial and Native American casinos permitted to operate Class III EGMs, (ii) EGMs that use the results of historical horse races ("HHR") in their game math, which are allowed in several niche markets and raceways, (iii) table game products and (iv) interactive products, all of which we believe provide us with growth opportunities as we expand in markets where we currently have limited or no presence. For the three months ended March 31, 2023, approximately 71% of our total revenue was generated through recurring contracted lease agreements whereby we place EGMs and table game products at our customers’ gaming facilities under either a revenue sharing agreement (we receive a percentage of the revenues that these products generate) or fee-per-day agreement (we receive a daily or monthly fixed fee per EGM or table game product), or recurring revenue from our Interactive gaming operations.

EGM Segment

EGMs constitute our largest segment, representing 92% of our revenue for the  three months ended March 31, 2023. We have a library of over 550 proprietary game titles that we offer for delivery on our EGM cabinets. These include our premium lease-only cabinets Orion Starwall, Orion Curve Premium, Orion Rise, and Big Red ("Colossal Diamonds"). Also, our core cabinets that are available for sale and lease include the newly released Spectra UR43, as well as the Orion Portrait, Orion Slant, Orion Curve, Orion Upright and ICON. In addition to providing complete EGM units, we offer conversion kits, which are essentially software containing new games that allow existing game titles to be converted to other game titles offered within that operating platform and on an existing cabinet.

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

Table Products

In addition to our existing portfolio of EGMs, we also offer our customers more than 60 unique table product offerings, including live felt table games, side bet offerings, progressives, card shufflers, signage, and other ancillary table game equipment. Our table products are designed to enhance the table games section of the casino floor (commonly known as "the pit"). Our table products segment offers a full suite of side bets and specialty table games, and we believe that this segment will serve as an important growth engine for the Company, including by generating further cross-selling opportunities with our EGM offerings. As of March 31, 2023, we had an installed base of nearly 5,000 table products domestically and internationally and we believe we are presently a leading supplier of table products to the gaming industry based on number of products placed.

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

Results of Operations

Three Months Ended March 31, 2023 compared to the Three Months Ended March 31, 2022

The following tables set forth certain selected condensed consolidated financial data for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,		$	%
	2023	2022	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$58,642	$53,164	$5,478	10.3%
Equipment sales	24,533	19,693	4,840	24.6%
Total revenues	83,175	72,857	10,318	14.2%
Operating expenses
Cost of gaming operations	11,756	10,269	1,487	14.5%
Cost of equipment sales	12,333	9,787	2,546	26.0%
Selling, general and administrative	17,205	17,951	(746)	(4.2)%
Research and development	10,789	10,210	579	5.7%
Write-downs and other charges	204	93	111	119.4%
Depreciation and amortization	19,142	18,869	273	1.4%
Total operating expenses	71,429	67,179	4,250	6.3%
Income from operations	11,746	5,678	6,068	106.9%
Other expense (income)
Interest expense	13,704	9,473	4,231	44.7%
Interest income	(357)	(209)	(148)	70.8%
Loss on extinguishment and modification of debt	-	8,549	(8,549)	(100.0)%
Other expense (income)	(78)	(8)	(70)	875.0%
Loss before income taxes	(1,523)	(12,127)	10,604	(87.4)%
Income tax benefit (expense)	1,189	(467)	1,656	(354.6)%
Net loss	$(334)	$(12,594)	$12,260	(97.3)%

Revenues

Gaming Operations.

Gaming operations revenue increased primarily due to an increase in our EGM segment. EGM RPD increased 12.7% compared to the prior year from $23.13 per day to $26.06 per day. The increase in gaming operations revenue is also attributable to an increase in our domestic EGM installed base year over year, offset by a decrease in our international EGM installed base due primarily to the removal of machines that had been inactive since the COVID-19 pandemic closures as well as due to some casino closures and the imposition of new gaming taxes in one Mexican state that compelled casino operators to remove units in the second half of 2022. The increase in gaming operations revenue is also attributable to a $0.6 million increase in Table Products revenue related to an increase in our installed base.

Equipment Sales.

The increase in equipment sales was primarily due to an increase of 166 EGMs sold year over year. We sold 1,121 EGM units during the three months ended March 31, 2023, compared to 955 EGM units in the prior year period.

Operating Expenses

Cost of gaming operations. The increase in the cost of gaming operations was primarily the result of increased direct expenses and related costs compared to the prior year period due to increased activity, headcount, and supply chain logistics costs. As a percentage of gaming operations revenue, costs of gaming operations was 20.0% for the three months ended March 31, 2023 compared to 19.3% for the prior year period.

Cost of equipment sales. The increase in cost of equipment sales is attributable to the increase in the number of units sold compared to the prior year period. As a percentage of equipment sales revenue, costs of equipment sales was 50.3% for the three months ended March 31, 2023 compared to 49.7% for the prior year period, which fluctuated year over year primarily due to increased product costs, which are the result of increased freight and increased cost of component parts used in the assembly of our products.

Selling, general and administrative. The decrease in selling, general and administrative expenses is primarily due to a $3.4 million decrease in non-cash stock-based compensation, offset by a $1.9 million increase in salaries and benefits, as well as additional support and selling costs incurred in the current period.

Research and development.The increase in research and development expense is primarily due to a $0.7 million increase in salaries & benefits. The remaining increase is primarily attributable to operational support costs to support our growing research and development resources.

Write-downs and other charges. During the three months ended March 31, 2023, the Company recognized $0.2 million in write-downs and other charges primarily related to the impairment of intangible assets (the Company used level 3 fair value inputs based on projected cash flows) and the disposal of long-lived assets. During the three months ended March 31, 2022, the Company recognized $0.1 million in write-downs and other charges primarily related to the disposal of long-lived assets.

Depreciation and amortization. The increase was predominantly due to a $0.9 million increase in depreciation from new placements of machines on lease, offset by a $0.6 million decrease in amortization expense.

Other expense (income)

Interest expense. The increase in interest expense is predominantly attributable to entering into the Amended Credit Agreement, which decreased the amount outstanding on the term loan borrowing facility, offset by an increase in our effective interest rate in the current quarter. See Item 1. "Financial Statements" Note 5. "Long-Term Debt" for a detailed discussion regarding long-term debt.

Other expense (income). The fluctuation is due to the effect of foreign currency fluctuation on trade payables and receivables denominated in foreign currencies.

Loss on extinguishment and modification of debt. On February 15, 2022, in connection with entering into the Amended Credit Agreement, $8.5 million in loan costs including third-party costs and make-whole premium were expensed and included in the loss on extinguishment and modification of debt.

Income taxes. The Company's effective income tax rate for the three months ended March 31, 2023, was a benefit of 78.1%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended March 31, 2023, is primarily due to changes in our valuation allowance on deferred tax assets and the expiration of the applicable statute of limitations for certain uncertain tax positions. The Company's effective income tax rate for the three months ended March 31, 2022, was an expense of 3.9%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended  March 31, 2022 was primarily due to changes in our valuation allowance on deferred tax assets.

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

Our definition of Adjusted Expenses allows us to add back certain non-cash charges that are deducted in calculating net loss and to deduct certain gains that are included in calculating net loss. However, these expenses and gains vary greatly, and are difficult to predict. They can represent the effect of long-term strategies as opposed to short-term results. In addition, in the case of charges or expenses, these items can represent the reduction of cash that could be used for other corporate purposes.

Due to these limitations, we rely primarily on our GAAP cost of gaming operations, cost of equipment sales, selling, general and administrative costs and research and development costs and use each of the Adjusted Expenses only supplementally.

The tables below present each of the Adjusted Expenses and include a reconciliation to the nearest GAAP measure.

Electronic Gaming Machines

Three Months Ended March 31, 2023 compared to the Three Months Ended March 31, 2022

	Three Months Ended March 31,		$	%
(amounts in thousands, except unit data)	2023	2022	Change	Change
EGM segment revenues:
Gaming operations	$52,413	$47,296	$5,117	10.8%
Equipment sales	24,145	19,610	4,535	23.1%
Total EGM revenues	76,558	66,906	9,652	14.4%

EGM segment expenses and adjusted expenses:
Cost of gaming operations(1)	10,815	9,386	1,429	15.2%
Less: Adjustments(2)	877	561	316	56.3%
Adjusted cost of gaming operations	9,938	8,825	1,113	12.6%

Cost of equipment sales	12,227	9,755	2,472	25.3%

Selling, general and administrative	15,195	16,545	(1,350)	(8.2)%
Less: Adjustments(3)	2,152	5,334	(3,182)	(59.7)%
Adjusted cost of selling, general and administrative	13,043	11,211	1,832	16.3%

Research and development	9,409	8,971	438	4.9%
Less: Adjustments(4)	546	420	126	30.0%
Adjusted cost of research and development	8,863	8,551	312	3.6%

Accretion of placement fees	1,545	1,631	(86)	(5.3)%

EGM Adjusted EBITDA	$34,032	$30,195	$3,837	12.7%

EGM Business Segment Key Performance Indicators ("KPI's")
EGM gaming operations:
EGM installed base:
Class II	11,244	11,215	29	0.3%
Class III	5,116	4,700	416	8.9%
Domestic installed base, end of period	16,360	15,915	445	2.8%
International installed base, end of period	6,248	7,197	(949)	(13.2)%
Total installed base, end of period	22,608	23,112	(504)	(2.2)%

EGM revenue per day ("RPD"):
Domestic revenue per day	$32.82	$30.79	$2.03	6.6%
International revenue per day	$8.29	$6.17	$2.12	34.4%
Total revenue per day	$26.06	$23.13	$2.93	12.7%

EGM equipment sales
EGM units sold	1,121	955	166	17.4%
Average sales price ("ASP")	$19,587	$19,276	$311	1.6%

(1)	Exclusive of depreciation and amortization.
(2)	Adjustments to cost of gaming operation include non-cash stock compensation expense, non-cash charges on capitalized installation and delivery and other adjustments.
(3)	Adjustments to selling, general and administrative expense include non-cash stock compensation expense, legal and litigation expenses including settlement payments and other adjustments.
(4)	Adjustments to research and development costs include non-cash stock compensation expense.

Gaming Operations Revenue

Gaming operations revenue increased primarily due to an increase in EGM RPD of 12.7% compared to the prior year from $23.13 per day to $26.06 per day. The increase in gaming operations revenue is also attributable to an increase in our domestic EGM installed base year over year, offset by a decrease in our international EGM installed base due primarily to the removal of machines in our installed base that had been inactive since the COVID-19 pandemic closures as well as due to some casino closures and the imposition of new gaming taxes in one Mexican state that compelled casino operators to remove units in the second half of 2022.

Equipment Sales

The increase in equipment sales was primarily due to an increase of 166 EGMs sold year over year. We sold 1,121 EGM units during the three months ended March 31, 2023, compared to 955 EGM units in the prior year period.

EGM Adjusted EBITDA

EGM Adjusted EBITDA includes revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write-downs and other charges, accretion of placement fees, as well as other costs. See Item 1. “Financial Statements” Note 13. "Operating Segments" for further explanation of adjustments. The increase in EGM Adjusted EBITDA is attributable to the increase in revenue described above, offset by an increase in the cost of equipment sales and an increase in operating expenses. EGM Adjusted EBITDA margin was 44.5% and 45.1% for the three months ended March 31, 2023 and 2022, respectively.

Table Products

Three Months Ended March 31, 2023 compared to Three Months Ended March 31, 2022

	Three Months Ended March 31,		$	%
(amounts in thousands, except unit data)	2023	2022	Change	Change
Table Products segment revenues:
Gaming operations	$3,706	$3,397	$309	9.1%
Equipment sales	388	83	305	367.5%
Total Table Products revenues	4,094	3,480	614	17.6%

Table Products segment expenses and adjusted expenses:
Cost of gaming operations(1)	475	414	61	14.7%
Less: Adjustments(2)	118	80	38	47.5%
Adjusted cost of gaming operations	357	334	23	6.9%

Cost of equipment sales	106	32	74	231.3%

Selling, general and administrative	1,069	866	203	23.4%
Less: Adjustments(3)	116	50	66	132.0%
Adjusted cost of selling, general and administrative	953	816	137	16.8%

Research and development	440	487	(47)	(9.7)%
Less: Adjustments(4)	13	18	(5)	(27.8)%
Adjusted cost of research and development	427	469	(42)	(9.0)%

Table Products Adjusted EBITDA	$2,251	$1,829	$422	23.1%

Table Products unit information:
Table products installed base, end of period(5)	5,278	4,418	860	19.5%
Average monthly lease price(5)	$230	$249	$(19)	(7.6)%

(1)	Exclusive of depreciation and amortization.
(2)	Adjustments to cost of gaming operation include non-cash charges on capitalized installation and delivery.
(3)	Adjustments to selling, general and administrative expense include non-cash stock compensation expense, and other adjustments.
(4)	Adjustments to research and development costs include non-cash stock compensation expense.
(5)	As a result of a comprehensive review of our unit counts, the Table Products installed base and average monthly lease price have been revised in the prior period to reflect a more accurate count of the products on lease for each period presented. The review resulted in no changes to revenues or Adjusted EBITDA.

Gaming Operations Revenue

The increase in Table Products gaming operations revenue is attributable to an increase in the Table Products installed base. The continuing success of our progressives such as Bonus Spin Xtreme, and our growing installed base of our Pax S and Dex shufflers are the primary drivers of the increase in the Table Products installed base compared to the prior year period.

Equipment Sales

The increase in equipment sales is primarily due to an increase in the sale of our Pax S single-deck shufflers in the current period.

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

Interactive

Three Months Ended March 31, 2023 compared to Three Months Ended March 31, 2022

	Three Months Ended March 31,		$	%
(amounts in thousands)	2023	2022	Change	Change
Interactive segment revenue:
Gaming Operations	$2,523	$2,471	$52	2.1%
Total Interactive revenue	2,523	2,471	52	2.1%

Interactive segment expenses and adjusted expenses:
Cost of gaming operations(1)	466	469	(3)	(0.6)%

Selling, general and administrative	941	540	401	74.3%
Less: Adjustments(2)	33	24	9	37.5%
Adjusted cost of selling, general and administrative	908	516	392	76.0%

Research and development	940	752	188	25.0%
Less: Adjustments(3)	11	8	3	37.5%
Adjusted cost of research and development	929	744	185	24.9%

Interactive Adjusted EBITDA	$220	$742	$(522)	(70.4)%

(1)	Exclusive of depreciation and amortization.
(2)	Adjustments to selling, general and administrative expense include non-cash stock compensation expense.
(3)	Adjustments to research and development costs include non-cash stock compensation expense.

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

Total Adjusted EBITDA is not a presentation made in accordance with GAAP. Our use of the term total Adjusted EBITDA may vary from others in our industry. Total Adjusted EBITDA should not be considered as an alternative to operating income or net loss. Total Adjusted EBITDA has important limitations as an analytical tool, and you should not consider it in isolation or as a substitute for the analysis of our results as reported under GAAP.

Our definition of Adjusted EBITDA allows us to add back certain non-cash charges that are deducted in calculating net loss and to deduct certain gains that are included in calculating net income (loss). However, these expenses and gains vary greatly, and are difficult to predict. They can represent the effect of long-term strategies as opposed to short-term results. In addition, in the case of charges or expenses, these items can represent the reduction of cash that could be used for other corporate purposes.

Due to these limitations, we rely primarily on our GAAP results, such as net loss, income from operations, EGM Adjusted EBITDA, Table Products Adjusted EBITDA or Interactive Adjusted EBITDA and use Total Adjusted EBITDA only supplementally.

The following tables reconcile net loss to total Adjusted EBITDA (amounts in thousands):

Three Months Ended March 31, 2023 compared to the Three Months Ended March 31, 2022

	Three Months Ended March 31,		$	%
	2023	2022	Change	Change
Net loss	$(334)	$(12,594)	$12,260	(97.3)%
Income tax (benefit) expense	(1,189)	467	(1,656)	(354.6)%
Depreciation and amortization	19,142	18,869	273	1.4%
Interest expense, net of interest income and other	13,269	9,256	4,013	43.4%
Loss on extinguishment and modification of debt	-	8,549	(8,549)	(100.0)%
Write-downs and other(1)	204	93	111	119.4%
Other adjustments(2)	413	111	302	272.1%
Other non-cash charges(3)	2,454	2,190	264	12.1%
Non-cash stock-based compensation(4)	2,544	5,825	(3,281)	(56.3)%
Total Adjusted EBITDA	$36,503	$32,766	$3,737	11.4%

(1)	Write-downs and other include items related to loss on disposal or impairment of long-lived assets and fair value adjustments to contingent consideration.
(2)	Other adjustments are primarily composed of the following:
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

As of March 31, 2023, the Company had $25.4 million in cash and cash equivalents and $40.0 million available to draw under its revolving credit facility. As of March 31, 2023, management believes that the Company has sufficient liquidity to fund its operating requirements and meet its obligations as they become due for at least the next twelve months after the condensed consolidated financial statements are issued.

Indebtedness

First Lien Credit Facilities

For a detailed description of indebtedness, see Item 1. "Financial Statements" Note 5. "Long-Term Debt."

As of March 31, 2023, there were no required financial covenants for our debt instruments.

The following table summarizes our historical cash flows (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Cash Flow Information:
Net cash provided by operating activities	$4,167	$7,070	$(2,903)
Net cash used in investing activities	(13,103)	(16,149)	3,046
Net cash used in financing activities	(3,380)	(52,968)	49,588
Effect of exchange rates on cash and cash equivalents	(7)	2	(9)
Net decrease in cash, cash equivalents and restricted cash	$(12,323)	$(62,045)	$49,722

Operating activities

The decrease in cash provided by operating activities is attributable to a $9.8 million increase in cash used for assets and liabilities that relate to operations. The decrease in cash provided by operating activities is offset by an improvement in our net loss adjusted for non-cash expenses that decreased by $6.8 million.

Investing activities

The decrease in cash used in investing activities was primarily due to a decrease in cash used in business acquisitions of $4.8 million as described in Item 1. “Financial Statements” Note 14. “Acquisitions”, offset by a $1.1 million increase in cash used in the purchases of property and equipment as well as due to a $1.1 million increase in software development expenditures.

Financing activities

The decrease in cash used in financing activities of $49.6 million is primarily attributable to the reduction of debt principal and payment of related debt issuance costs in conjunction with our entering into The Amended Credit Agreement in the prior period as described in Item 1. “Financial Statements” Note 5. "Long-Term Debt."

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

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes to our policies during the three months ended March 31, 2023.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See related disclosure at Item 1. “Financial Statements” Note 1. “Description of the Business and Summary of Significant Accounting Policies.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates. Our primary exposure to market risk is interest rate risk associated with our long-term debt, which accrues interest at variable rates. Certain of our debt instruments accrue interest at SOFR subject to an interest rate floor plus an applicable margin rate. In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt and equity capital to sustain our operations. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. As of March 31, 2023, less than 1% of our debt were fixed-rate instruments. Assuming a constant outstanding balance for our variable-rate long term debt, a hypothetical 1% decrease in interest rates would decrease interest expense approximately $5.7 million over the next twelve months, while a hypothetical 1% increase in interest rates would increase interest expense approximately $5.7 million over the next twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

"Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022 (the "Annual Report") includes a discussion of our risk factors. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

(a). Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate of Amended and Restated Articles of Incorporation of PlayAGS, Inc., effective January 29, 2018 (incorporated by reference to Exhibit 3.1 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 5, 2019).

3.2	Amended and Restated Bylaws of PlayAGS,Inc., Adopted January 29, 2018 (incorporated by reference to Exhibit 3.2 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 5, 2019).

4.1	Second Amendment to PlayAGS, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 4.1 to PlayAGS, Inc.’s Registration Statement on Form S-8 filed on July 19, 2022)

10.19	PLAYAGS - DAVID LOPEZ - AR EMPLOYMENT AGREEMENT (incorporated by reference to Exhibit 10.19 to PlayAGS, Inc.’s Annual Report on Form 10-K filed on March 9, 2023)

10.20	PLAYAGS - KIMO AKIONA AR EMPLOYMENT AGREEMENT (incorporated by reference to Exhibit 10.20 to PlayAGS, Inc.’s Annual Report on Form 10-K filed on March 9, 2023)

10.21	PLAYAGS - VIC GALLO - TRANSITION AGREEMENT (incorporated by reference to Exhibit 10.21 to PlayAGS, Inc.’s Annual Report on Form 10-K filed on March 9, 2023)

10.22	PLAYAGS FORM OF AMENDMENT LETTER (MARCH 2023) (LOPEZ) (incorporated by reference to Exhibit 10.22 to PlayAGS, Inc.’s Annual Report on Form 10-K filed on March 9, 2023)

10.33	PLAYAGS FORM OF AMENDMENT LETTER (MARCH 2023) (AKIONA) (incorporated by reference to Exhibit 10.23 to PlayAGS, Inc.’s Annual Report on Form 10-K filed on March 9, 2023)

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.IN	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contains in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PlayAGS, Inc.

Date:	May 9, 2023	By:	/s/ KIMO AKIONA
		Name:	Kimo Akiona
		Title:	Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)