Form 10-Q
period 2023-06-30
PlayAGS, Inc.
filed 2023-08-03
CIK 1593548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarter ended June 30, 2023

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

As of August 1, 2023, there were 38,034,662 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLAYAGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$34,804	$37,891
Restricted cash	233	20
Accounts receivable, net of allowance for credit losses of $1,575 and $1,974, respectively	66,884	59,909
Inventories	38,700	35,394
Prepaid expenses	6,796	4,020
Deposits and other	6,983	8,930
Total current assets	154,400	146,164
Property and equipment, net	79,228	82,361
Goodwill	290,215	287,680
Intangible assets	132,735	142,109
Deferred tax asset	8,694	7,893
Operating lease assets, net	10,986	11,198
Other assets	4,827	7,346
Total assets	$681,085	$684,751

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,229	$15,244
Accrued liabilities	33,137	37,262
Current maturities of long-term debt	6,123	6,060
Total current liabilities	49,489	58,566
Long-term debt	548,654	550,081
Deferred tax liability, non-current	2,539	2,048
Operating lease liabilities, long-term	9,875	10,413
Other long-term liabilities	9,049	14,282
Total liabilities	619,606	635,390
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock at $0.01 par value; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value; 450,000,000 shares authorized at June 30, 2023 and at December 31, 2022; and 37,925,983 and 37,789,131 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	379	378
Additional paid-in capital	411,925	406,436
Accumulated deficit	(352,635)	(353,125)
Accumulated other comprehensive income (loss)	1,810	(4,328)
Total stockholders’ equity	61,479	49,361
Total liabilities and stockholders’ equity	$681,085	$684,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(amounts in thousands, except per share data)

 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Gaming operations	$60,973	$56,640	$119,615	$109,804
Equipment sales	28,859	19,944	53,392	39,637
Total revenues	89,832	76,584	173,007	149,441
Operating expenses
Cost of gaming operations(1)	12,028	10,868	23,784	21,137
Cost of equipment sales(1)	12,981	10,386	25,314	20,173
Selling, general and administrative	19,721	15,975	36,926	33,926
Research and development	10,956	10,040	21,745	20,250
Write-downs and other charges	431	342	635	435
Depreciation and amortization	18,639	19,160	37,781	38,029
Total operating expenses	74,756	66,771	146,185	133,950
Income from operations	15,076	9,813	26,822	15,491
Other income (expense)
Interest expense	14,070	8,087	27,774	17,560
Interest income	(319)	(214)	(676)	(423)
Loss on extinguishment and modification of debt	-	-	-	8,549
Other (expense) income	(10)	277	(88)	269
Income (loss) before income taxes	1,335	1,663	(188)	(10,464)
Income tax (expense) benefit	(484)	(121)	705	(588)
Net income (loss)	851	1,542	517	(11,052)
Foreign currency translation adjustment	2,725	(561)	6,138	443
Total comprehensive income (loss)	$3,576	$981	$6,655	$(10,609)

Basic and diluted income (loss) per common share:
Basic	$0.02	$0.04	$0.01	$(0.30)
Diluted	$0.02	$0.04	$0.01	$(0.30)
Weighted average common shares outstanding:
Basic	37,917	36,998	37,864	37,051
Diluted	37,917	36,998	37,864	37,501

(1) exclusive of depreciation and amortization

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Common stock
Balance, beginning of period	$379	$371	$378	$369
Vesting of restricted stock	-	-	1	2
Balance of common stock, end of period	379	371	379	371
Additional paid-in capital
Balance, beginning of period	408,979	395,837	406,436	392,161
Stock-based compensation expense	2,946	1,948	5,490	5,626
Vesting of restricted stock	-	-	(1)	(2)
Balance of additional paid-in capital, end of period	411,925	397,785	411,925	397,785
Accumulated deficit
Balance, beginning of period	(353,486)	(357,493)	(353,125)	(344,889)
Net income (loss)	851	1,542	517	(11,052)
Restricted stock vesting and withholding	-	-	(27)	(10)
Balance of accumulated deficit, end of period	(352,635)	(355,951)	(352,635)	(355,951)
Accumulated other comprehensive income (loss)
Balance, beginning of period	(915)	(5,066)	(4,328)	(6,070)
Foreign currency translation adjustment	2,725	(561)	6,138	443
Balance of accumulated other comprehensive income (loss), end of period	1,810	(5,627)	1,810	(5,627)
Total stockholders' equity	$61,479	$36,578	$61,479	$36,578

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$517	$(11,052)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37,781	38,029
Accretion of contract rights under development agreements and placement fees	3,121	3,198
Amortization of deferred loan costs and discount	1,267	1,537
Write-off of deferred loan costs and discount	-	1,586
Cash paid for debt prepayment penalties to prior debt holders	-	848
Stock-based compensation expense	5,490	8,231
Provision for bad debts	485	273
Loss on disposition of long-lived assets	396	416
Impairment of assets	239	19
Deferred income tax	687	89
Changes in assets and liabilities that relate to operations:
Accounts receivable	(6,917)	(3,500)
Inventories	(919)	(9,143)
Prepaid expenses	(2,755)	(2,776)
Deposits and other	2,028	106
Other assets, non-current	489	1,787
Accounts payable and accrued liabilities	(12,037)	5,256
Net cash provided by operating activities	29,872	34,904
Cash flows from investing activities
Business acquisitions, net of cash acquired	-	(4,750)
Proceeds from payments on customer notes receivable	3,081	137
Purchase of intangibles	(183)	-
Software development and other expenditures	(10,834)	(9,852)
Proceeds from disposition of assets	11	8
Purchases of property and equipment	(18,312)	(20,401)
Net cash used in investing activities	(26,237)	(34,858)
Cash flows from financing activities
Repayment of prior first lien credit facilities	-	(521,215)
Repayment of first lien credit facilities	(2,875)	(1,438)
Repayment of incremental term loans	-	(93,575)
Payment of financed placement fee obligations	(2,733)	(2,593)
Proceeds from term loans	-	569,250
Payment of deferred loan costs	-	(4,838)
Payment of debt prepayment penalties to prior debt holders	-	(848)
Payments of previous acquisition obligation	(146)	(287)
Payments on finance leases and other obligations	(781)	(616)
Repurchase of stock	(27)	(10)
Net cash used in financing activities	(6,562)	(56,170)
Effect of exchange rates on cash and cash equivalents	53	1
Net decrease in cash, cash equivalents and restricted cash	(2,874)	(56,123)
Cash, cash equivalents and restricted cash, beginning of period	37,911	94,997
Cash, cash equivalents and restricted cash, end of period	$35,037	$38,874

Supplemental cash flow information:
Non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$882	$956
Leased assets obtained in exchange for new finance lease liabilities	$600	$242

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

Interactive

We operate a Business-to-Business ("B2B") game aggregation platform for online real-money gaming ("RMG") operators. Through our remote gaming server, we deliver a library of more than 700 games, many of which are AGS titles, developed by our internal game-development studios. We also partner with a host of third-party game developers to offer game content across mobile, desktop, and social channels – delivering an experience wherever and whenever players want to engage.

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

Revenue Recognition

Leasing of equipment in both our EGM and Table Products segments is accounted for under lease accounting guidance in ASC 842, "Leases" (ASC 842) and is recorded in gaming operations revenue. Our remaining revenue streams are accounted for under ASC 606 "Revenue from contracts with customers" (ASC 606) including equipment sales in our EGM and, to a lesser extent, in our Table Products and Interactive segments. Revenue earned in our Interactive segment is recorded in gaming operations revenue.

The following table disaggregates our revenues by type within each of our segments (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

EGM
Gaming operations	$54,350	$50,538	$106,763	$97,834
Equipment sales	28,331	19,929	52,476	39,539
Total	$82,681	$70,467	$159,239	$137,373

Table Products
Gaming operations	$3,868	$3,499	$7,574	$6,896
Equipment sales	528	15	916	98
Total	$4,396	$3,514	$8,490	$6,994

Interactive
Gaming Operations(1)	$2,755	$2,603	$5,278	$5,074
Total Revenue	$89,832	$76,584	$173,007	$149,441

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

Revenue allocated to any undelivered performance obligations is recorded as a contract liability. The balance of our contract liabilities was not material as of  June 30, 2023 and December 31, 2022.

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

For the period ended  June 30, 2023, there was no material activity in allowance for credit losses.

Inventories

Inventories consist primarily of parts and supplies that are used to repair and maintain machinery and equipment as well as EGMs in production and finished goods held for sale. Inventories are stated at net realizable value. Cost of inventories is determined using the first-in, first-out (“FIFO”) method for all components of inventory. The Company regularly reviews inventory quantities and updates estimates for the net realizable value of inventories. This process includes examining the carrying values of parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose). Some of the factors involved in this analysis include the overall levels of the inventories, the current and projected sales levels for such products, the projected markets for such products and the costs required to sell the products, including refurbishment costs. Changes in the assumptions or estimates could materially affect the inventory carrying value. As of  June 30, 2023 and December 31, 2022, the value of raw material inventory was $31.6 million and $31.0 million, respectively. As of  June 30, 2023 and December 31, 2022, the value of finished goods inventory was $7.1 million and $4.4 million, respectively. There was no work in process material as of  June 30, 2023 and December 31, 2022.

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

Costs of Capitalized Computer Software

Internally developed gaming software represents the Company’s internal costs to develop gaming titles to utilize on the Company’s gaming machines. Internally developed gaming software is stated at cost and amortized over the estimated useful lives of the title or group of titles, if applicable, using the straight-line method. Software development costs are capitalized once technological feasibility has been established and are amortized when the software is placed into service. The computer software we develop reaches technological feasibility when a working model of the computer software is available. Any subsequent software maintenance costs, such as bug fixes and subsequent testing, are expensed as incurred. Discontinued software development costs are expensed when the determination to discontinue is made.

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

The carrying values of the Company’s cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short-term maturities of these instruments. The fair value of our long-term debt is based on the quoted market prices for similar issues (Level 2 inputs). The following table presents the estimated fair value of our long-term debt as of  June 30, 2023 and  December 31, 2022 (in thousands):

	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term Debt	$568,915	$561,647	$571,375	$539,987

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

Recently Issued Accounting Pronouncements

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326). ASU No. 2022-02 eliminates the accounting guidance for troubled debt restructurings by creditors in ASC 310-40 and requires disclosure of current-period gross write-offs by year of origination for financing receivables and net investments in leases. ASU No. 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years with earlier adoption permitted. We adopted the amendment in the first quarter of 2023, which did not have a significant effect on our consolidated financial statements.

We have not adopted any other new accounting pronouncements in the current period and there has not been any other recently issued accounting guidance that will have a significant effect on our consolidated financial statements.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Gaming equipment	$249,478	$232,244
Other property and equipment	23,901	22,922
Less: Accumulated depreciation	(194,151)	(172,805)
Property and equipment, net	$79,228	$82,361

Gaming equipment and other property and equipment are depreciated over the respective useful lives of the assets ranging from one to five years. Depreciation expense was $9.9 million and $9.6 million for the three months ended June 30, 2023 and 2022, respectively. Depreciation expense was $20.5 million and $19.3 million for the six months ended June 30, 2023 and 2022, respectively.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 3. GOODWILL AND INTANGIBLES

Changes in the carrying amount of goodwill are as follows (in thousands):

	Gross Carrying Amount
	EGM	Table Products	Interactive(1)	Total
December 31, 2022	$278,629	$9,051	$-	$287,680
Foreign currency adjustments	2,535	-	-	2,535
Balance at June 30, 2023	$281,164	$9,051	$-	$290,215

(1) Accumulated goodwill impairment charges for the Interactive segment as of  June 30, 2023 were $8.4 million.

Intangible assets consist of the following (in thousands):

		June 30, 2023			December 31, 2022
	Useful Life	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	(years)	Value	Amortization	Value	Value	Amortization	Value
Indefinite lived trade names	Indefinite	$12,126	$-	$12,126	$12,126	$-	$12,126
Trade and brand names	5 - 7	14,990	(14,751)	239	14,990	(14,722)	268
Customer relationships	5 - 12	222,437	(177,104)	45,333	219,146	(167,629)	51,517
Contract rights under development and placement fees	1 - 7	42,762	(26,965)	15,797	42,395	(23,844)	18,551
Gaming software and technology platforms	1 - 7	208,886	(157,005)	51,881	198,666	(147,437)	51,229
Intellectual property	10 - 12	21,845	(14,486)	7,359	21,845	(13,427)	8,418
Total intangible assets		$523,046	$(390,311)	$132,735	$509,168	$(367,059)	$142,109

Intangible assets are amortized over their respective estimated useful lives ranging from one to twelve years. Amortization expense related to intangible assets was $8.7 million and $9.6 million for the three months ended June 30, 2023 and 2022, respectively. Amortization expense related to intangible assets was $17.2 million and $18.7 million for the six months ended June 30, 2023 and 2022, respectively.

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

For development agreements in the form of a loan, interest income is recognized on the repayment of the notes based on the stated rate or, if not stated explicitly in the development agreement, on an imputed interest rate. If the stated interest rate is deemed to be other than a market rate or zero, a discount is recorded on the note receivable as a result of the difference between the stated and market rate and a corresponding intangible asset is recorded. The intangible asset is recognized in the consolidated financial statements as a contract right under development agreement and amortized as a reduction in revenue over the term of the agreement. Placement fees can be in the form of cash paid upfront or free lease periods and are accreted over the life of the contract and the expense is recorded as a reduction of revenue. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $1.6 million for each of the three months ended June 30, 2023 and 2022. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $3.1 million and $3.2 million for the six months ended June 30, 2023 and 2022, respectively.

NOTE 4. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Salary and payroll tax accrual	$11,252	$13,255
Taxes payable	3,013	2,903
Current portion of operating lease liability	2,542	2,287
License fee obligation	1,000	1,000
Placement fees payable	6,314	6,314
Accrued other	9,016	11,503
Total accrued liabilities	$33,137	$37,262

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 5. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30, 2023	December 31, 2022
First Lien Credit Facilities:
Term loans, interest at SOFR, subject to a 0.75% floor plus 4.0% (9.4% at June 30, 2023 and 8.7% at December 31, 2022), net of unamortized discount and deferred loan costs of $14.1 million at June 30, 2023 and $15.2 million at December 31, 2022	$553,674	$555,453
Finance leases	1,103	688
Total debt	554,777	556,141
Less: Current portion	(6,123)	(6,060)
Long-term debt	$548,654	$550,081

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

As of June 30, 2023, there were no required financial covenants for our debt instruments.

Finance Leases

The Company has entered into leases for vehicles and equipment that are accounted for as finance leases.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 6. STOCKHOLDERS’ EQUITY

Our amended and restated articles of incorporation provide that our authorized capital stock will consist of 450,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share. As of June 30, 2023, we have 37,925,983 shares of common stock and zero shares of preferred stock outstanding.

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

Share repurchase program

During 2019, the board of directors approved a share repurchase program that will permit the Company to repurchase up to $50.0 million of the Company’s shares of common stock. During the quarter ended  June 30, 2023, the board approved extending this share buyback program to August 11, 2025. As of  June 30, 2023, $47.0 million of the $50.0 million authorized by the board of directors is still available for repurchasing of the Company's shares of common stock.

NOTE 7. WRITE-DOWNS AND OTHER CHARGES

The condensed consolidated statements of operations and comprehensive loss include various transactions, such as loss on disposal or impairment of long-lived assets and fair value adjustments to contingent consideration that have been classified as write-downs and other charges.

During the three months ended  June 30, 2023, the Company recognized $0.4 million in write-downs and other charges primarily related to the impairment of intangible assets (the Company used level 3 fair value inputs based on projected cash flows) and the disposal of long-lived assets. During the three months ended  June 30, 2022, the Company recognized $0.3 million in write-downs and other charges primarily related to the disposal of long-lived assets.

During the six months ended  June 30, 2023, the Company recognized $0.6 million in write-downs and other charges primarily related to the impairment of intangible assets (the Company used level 3 fair value inputs based on projected cash flows) and the disposal of long-lived assets. During the six months ended  June 30, 2022, the Company recognized $0.4 million in write-downs and other charges primarily related to the disposal of long-lived assets.

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

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Numerator:
Net income	$851	$517
Net income attributable to participating securities	$76	$44
Net income attributable to common stock	$775	$473

Denominator:
Weighted average of common shares outstanding	37,917	37,864
Potential dilutive effect of stock options	$-	$-
Weighted average of common shares outstanding	$37,917	$37,864

Excluded from the calculation of diluted EPS for the three months ended  June 30, 2023 were 1,222,987 restricted shares, subject to performance vesting conditions that have not been met yet, and 1,158,202 underwater stock options. Participating securities of 3,723,953 were allocated to income in the calculation of EPS for the three months ended  June 30, 2023.

Excluded from the calculation of diluted EPS for the six months ended June 30, 2023 were 1,222,987 restricted shares, subject to performance vesting conditions that have not been met yet, and 1,158,202 underwater stock options. Participating securities of 3,497,856 were allocated to income in the calculation of EPS for the six months ended  June 30, 2023.

NOTE 9. BENEFIT PLANS

The Company has established a 401(k) plan (the “401(k) Plan”) for its employees. The 401(k) Plan allows employees to contribute a portion of their earnings, and the Company may match a percentage of the contributions on a discretionary basis. The expense associated with the 401(k) Plan for the three months ended June 30, 2023 and 2022 was $0.5 million and $0.4 million, respectively. The expense associated with the 401(k) Plan for the six months ended   June 30, 2023 and 2022 was $1.2 million and $1.0 million, respectively.

On  April 28, 2014, the board of directors of the Company approved the 2014 Long-Term Incentive Plan (“LTIP”). Under the LTIP, the Company is authorized to grant nonqualified stock options, rights to purchase shares of common stock, restricted stock, restricted stock units and other awards to be settled in, or based upon, shares of common stock to persons who are directors and employees of and consultants to the Company or any of its subsidiaries on the date of the grant. The LTIP will terminate ten years after approval by the board. Subject to adjustments in connection with certain changes in capitalization, the maximum number of shares of common stock that  may be delivered pursuant to awards under the LTIP is 2,253,735. As of June 30, 2023, 423,268 shares remain available for issuance; however, these will not be issued and awards granted by the Company in the future are expected to be from the Omnibus Incentive Plan only.

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

On April 28, 2022, the board of directors of the Company approved an amendment to the Omnibus Incentive Plan, as amended by the 2020 Plan Amendment, to increase the number of shares of Common Stock authorized for issuance thereunder from 4,607,389 shares to 9,607,389 shares, an increase of 5,000,000 shares (the “2022 Plan Amendment”), which was approved by the stockholders on July 1, 2022 at the 2022 Annual Meeting of Stockholders. As a result of the 2022 Plan Amendment, awards that were previously accounted for as liability awards were reclassified to equity as they are expected to be settled with equity. Prior to the 2022 Plan Amendment, there were insufficient shares available to settle the liability awards with equity. As of June 30, 2023, we had 5,056,510 shares available for issuance under the Omnibus Incentive Plan.

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

We recognize stock-based compensation on a straight-line basis over the vesting period for time-based awards and we recognize the expense for awards with market conditions over the service period derived from the related valuation. As of June 30, 2023, there was no unrecognized compensation expense associated with stock options, $3.7 million was associated with restricted stock and restricted stock units, and $7.5 million with phantom stock units. The unrecognized compensation expense associated with restricted and phantom stock units is expected to be recognized over a 2.4 and 2.0 year weighted average period, respectively.

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

Stock Options

The Company calculates the grant date fair value of stock options that vest over a service period using the Black Scholes model. For stock options and other stock awards that contain a market condition related to the return on investment that the Company’s stockholders achieve or obtaining a certain stock price, the awards are valued using a lattice-based valuation model. The assumptions used in these calculations are the expected dividend yield, expected volatility, risk-free interest rate and expected term (in years). Expected volatilities are based on implied volatilities from comparable companies. The risk-free rate is based on the U.S. Treasury yield curve for a term equivalent to the estimated time to liquidity. There were no options granted during the three and six months ended June 30, 2023.

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

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

A summary of the changes in stock options outstanding during the six months ended June 30, 2023, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2022	1,162,088	$9.05	2.4	$-
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Canceled or forfeited	3,886	$10.15	-	$-
Options outstanding as of June 30, 2023	1,158,202	$9.04	1.9	$-
Options exercisable as of June 30, 2023	1,158,202	$9.04	1.9	$-

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

A summary of the changes in restricted stock and restricted stock units outstanding during the six months ended June 30, 2023, is as follows:

	Shares Outstanding	Weighted Average Grant Date Fair Value (per share)
Restricted Stock and Restricted Stock Units Outstanding as of December 31, 2022	1,669,424	$7.24
Granted	78,610	$6.50
Vested	138,465	$13.18
Canceled or forfeited	8,278	$6.85
Restricted Stock and Restricted Stock Units Outstanding as of June 30, 2023	1,601,291	$3.68

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

A summary of the changes in phantom stock outstanding during the six months ended June 30, 2023 is as follows:

	Shares Outstanding	Weighted Average Grant Date Fair Value (per share)
Phantom Stock Outstanding as of December 31, 2022	2,619,608	$5.98
Granted	756,723	$5.19
Vested	3,475	$6.57
Canceled or forfeited	40,260	$5.74
Phantom stock outstanding as of June 30, 2023	3,332,596	$5.80

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 11. INCOME TAXES

The Company's effective income tax rate for the three months ended  June 30, 2023, was an expense of 36.3%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended  June 30, 2023, is primarily due to changes in our valuation allowance on deferred tax assets. The Company's effective income tax rate for the three months ended  June 30, 2022, was an expense of 7.3%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended June 30, 2022, is primarily due to changes in our valuation allowance on deferred tax assets.

The Company's effective income tax rate for the six months ended June 30, 2023, was a benefit of 375.0%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the six months ended June 30, 2023, is primarily due to changes in our valuation allowance on deferred tax assets and the expiration of the applicable statute of limitations for certain uncertain tax positions and their effective tax rate impact on a nominal pre-tax book loss for the six-month ended June 30, 2023. The Company's effective income tax rate for the six months ended June 30, 2022, was an expense of 5.6%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the six months ended June 30, 2022, is primarily due to changes in our valuation allowance on deferred tax assets.

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

We believe that we were not required to collect and remit Alabama state lease/rental tax on our leases of EGMs in the state as those leases are on federally designated Indian reservation land and because federal Indian trading laws and Indian gaming laws, as well as the U.S. Constitution, preempt application of the rental tax to these transactions with the Native American tribe. We have disputed ADOR’s audit findings in accordance with applicable state and local tax procedures and ADOR rules. Our dispute is currently in the discovery phase at the Alabama Tax Tribunal, which is the independent tax court for the state of Alabama. A merits trial for this dispute is scheduled for September 2023.

We have not accrued the $3.3 million assessed by ADOR, as we do not believe that it is probable that a liability has occurred. However, if we do not prevail in the dispute with ADOR, we may be required to accrue this amount as well as applicable interest. It is also possible that ADOR may similarly audit the participation revenues and licensing fees that we received from the leasing of EGMs to a Native American tribe in the state of Alabama subsequent to August 2019. While we cannot reasonably calculate the amount that ADOR would assess for the revenues from such subsequent periods due to the types of revenues and rates that apply, based solely on the amount assessed for the period from May 2016 through August 2019, we estimate that ADOR’s assessment for taxable lease rental payments for subsequent periods through June 30, 2023 would not exceed $2.5 million, excluding interest. There is no assurance that ADOR will assess our revenues from subsequent periods or that such assessment will not materially differ from our estimate.

In May 2023, we obtained the initial results of an audit conducted by Servicio de Administracion Tributaria (“SAT”) regarding the compliance of our EGMs imported into Mexico with the requirements of the North American Free Trade Agreement (“NAFTA”). SAT has concluded that EGMs we imported during certain periods do not comply with their documentation standards to demonstrate compliance with NAFTA and that therefore certain taxes were omitted when the machines were imported. Due to the omissions, SAT has also indicated that they plan to make an assessment of the omitted taxes together with interest, fines, and surcharges. SAT has not made an official assessment, but the amounts that SAT has communicated preliminarily with the Company include assessment scenarios of up to approximately $9.0 million.

We plan to enter into discussions with SAT and the Mexican tax payer advocate, Procuraduría de la Defensa del Contribuyente (“PRODECON”), to reach an agreement with SAT regarding its final assessment which we expect to receive during these discussions. The discussions, with PRODECON’s assistance, are expected to nullify or result in a significant reduction of the anticipated tax to be assessed against the Company. We believe that the EGMs qualify under NAFTA and that the documentation we have provided to SAT has been sufficient to demonstrate this qualification. We also believe that SAT has not conducted its audit in compliance with Mexican law and regulations. Therefore, we will file nullity petitions before the Federal Tax Court in Mexico to invalidate SAT’s resolutions in this matter.

SAT has not made an official assessment and we have not accrued any amount related to this matter, as we cannot accurately estimate the final assessment within the potential loss range up to approximately $9.0 million, including the possibility of a full reduction of the assessment based on our future petitions.

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

The following provides financial information concerning our reportable segments for the three and six months ended June 30, 2023 and 2022 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues by segment
EGM	$82,681	$70,467	$159,239	$137,373
Table Products	4,396	3,514	8,490	6,994
Interactive	2,755	2,603	5,278	5,074
Total Revenues	89,832	76,584	173,007	149,441
Adjusted EBITDA by segment
EGM	36,857	31,564	70,889	61,759
Table Products	2,263	2,021	4,514	3,850
Interactive	473	545	693	1,287
Subtotal	39,593	34,130	76,096	66,896
Write-downs and other:
Disposal of long-lived assets	313	323	396	416
Impairment of long-lived assets	118	19	239	19
Depreciation and amortization	18,639	19,160	37,781	38,029
Interest expense, net of interest income and other	13,741	8,150	27,010	17,406
Loss on extinguishment and modification of debt	-	-	-	8,549
Other adjustments	44	301	457	412
Other non-cash charges	2,457	2,108	4,911	4,298
Non-cash stock-based compensation	2,946	2,406	5,490	8,231
Income (loss) before income taxes	$1,335	$1,663	$(188)	$(10,464)

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

Overview

We are a leading designer and supplier of EGMs and other products and services for the gaming industry. We operate our business in three distinct segments: EGMs, Table Products and Interactive. Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line. Founded in 2005, we historically focused on supplying EGMs, including slot machines, video bingo machines, and other electronic gaming devices, to the Native American gaming market. Since 2014, we have expanded our product line-up to include: (i) Class III EGMs for commercial and Native American casinos permitted to operate Class III EGMs, (ii) EGMs that use the results of historical horse races ("HHR") in their game math, which are allowed in several niche markets and raceways, (iii) table game products and (iv) interactive products, all of which we believe provide us with growth opportunities as we expand in markets where we currently have limited or no presence. For the six months ended June 30, 2023, approximately 69% of our total revenue was generated through recurring contracted lease agreements whereby we place EGMs and table game products at our customers’ gaming facilities under either a revenue sharing agreement (we receive a percentage of the revenues that these products generate) or fee-per-day agreement (we receive a daily or monthly fixed fee per EGM or table game product), or recurring revenue from our Interactive gaming operations.

EGM Segment

EGMs constitute our largest segment, representing 92% of our revenue for the  six months ended June 30, 2023. We have a library of over 550 proprietary game titles that we offer for delivery on our EGM cabinets. These include our premium lease-only cabinets Orion Starwall, Orion Curve Premium, Orion Rise, and Big Red ("Colossal Diamonds"). Also, our core cabinets that are available for sale and lease include the newly released Spectra UR43, as well as the Orion Portrait, Orion Slant, Orion Curve, Orion Upright and ICON. In addition to providing complete EGM units, we offer conversion kits, which are essentially software containing new games that allow existing game titles to be converted to other game titles offered within that operating platform and on an existing cabinet.

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

Table Products

In addition to our existing portfolio of EGMs, we also offer our customers more than 60 unique table product offerings, including live felt table games, side bet offerings, progressives, card shufflers, signage, and other ancillary table game equipment. Our table products are designed to enhance the table games section of the casino floor (commonly known as "the pit"). Our table products segment offers a full suite of side bets and specialty table games, and we believe that this segment will serve as an important growth engine for the Company, including by generating further cross-selling opportunities with our EGM offerings. As of June 30, 2023, we had an installed base of nearly 5,300 table products domestically and internationally and we believe we are presently a leading supplier of table products to the gaming industry based on number of products placed.

Our Table Products segment focuses on high margin recurring revenue generated by leases. Nearly all of the revenue we generate in this segment is recurring.

Interactive

We operate a Business-to-Business ("B2B") game aggregation platform for online real-money gaming ("RMG") operators. Through our remote gaming server, we deliver a library of more than 700 games, many of which are AGS titles, developed by our internal game-development studios. We also partner with a host of third-party game developers to offer game content across mobile, desktop, and social channels – delivering an experience wherever and whenever players want to engage.

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

Results of Operations

Three Months Ended June 30, 2023 compared to the Three Months Ended June 30, 2022

The following tables set forth certain selected condensed consolidated financial data for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		$	%
	2023	2022	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$60,973	$56,640	$4,333	7.7%
Equipment sales	28,859	19,944	8,915	44.7%
Total revenues	89,832	76,584	13,248	17.3%
Operating expenses
Cost of gaming operations	12,028	10,868	1,160	10.7%
Cost of equipment sales	12,981	10,386	2,595	25.0%
Selling, general and administrative	19,721	15,975	3,746	23.4%
Research and development	10,956	10,040	916	9.1%
Write-downs and other charges	431	342	89	26.0%
Depreciation and amortization	18,639	19,160	(521)	(2.7)%
Total operating expenses	74,756	66,771	7,985	12.0%
Income from operations	15,076	9,813	5,263	53.6%
Other expense (income)
Interest expense	14,070	8,087	5,983	74.0%
Interest income	(319)	(214)	(105)	49.1%
Other (income) expense	(10)	277	(287)	(103.6)%
Income before income taxes	1,335	1,663	(328)	(19.7)%
Income tax (expense) benefit	(484)	(121)	(363)	300.0%
Net income	$851	$1,542	$(691)	(44.8)%

Revenues

Gaming Operations.

Gaming operations revenue increased primarily due to an increase in our EGM segment. EGM RPD increased 7.9% compared to the prior year from $24.79 per day to $26.75 per day. The increase in gaming operations revenue is also attributable to an increase in our domestic EGM installed base year over year, offset by a decrease in our international EGM installed base primarily due to the imposition of new gaming taxes in one Mexican state that compelled casino operators to remove units in the second half of 2022. The increase in gaming operations revenue is also attributable to a $0.4 million increase in Table Products revenue related to an increase in our installed base.

Equipment Sales.

The increase in equipment sales was primarily due to an increase of 325 EGMs sold year over year. We sold 1,259 EGM units during the three months ended June 30, 2023, compared to 934 EGM units in the prior year period.

Operating Expenses

Cost of gaming operations. The increase in the cost of gaming operations was primarily the result of increased direct expenses and related costs compared to the prior year period due to increased activity and headcount. As a percentage of gaming operations revenue, costs of gaming operations was 19.7% for the three months ended June 30, 2023 compared to 19.2% for the prior year period.

Cost of equipment sales. The increase in cost of equipment sales is attributable to the increase in the number of units sold compared to the prior year period. As a percentage of equipment sales revenue, costs of equipment sales was 45.0% for the three months ended June 30, 2023 compared to 52.1% for the prior year period, which fluctuated year over year primarily due to a change in the mix of products sold between periods.

Selling, general and administrative. The increase in selling, general and administrative expenses is primarily due to a $1.8 million increase in salaries and benefits, a $1.3 million increase in non-cash stock-based compensation expense, as well as additional support and selling costs incurred in the current period.

Research and development.The increase in research and development expense is primarily due to a $1.8 million increase in salaries and benefits. The remaining increase is primarily attributable to operational support costs to support our research and development resources, offset by a $0.7 million decrease in non-cash stocked-based compensation.

Write-downs and other charges. During the three months ended June 30, 2023, the Company recognized $0.4 million in write-downs and other charges primarily related to the impairment of intangible assets (the Company used level 3 fair value inputs based on projected cash flows) and the disposal of long-lived assets. During the three months ended June 30, 2022, the Company recognized $0.3 million in write-downs and other charges primarily related to the disposal of long-lived assets.

Depreciation and amortization. The decrease was predominantly due to a $0.9 million decrease in amortization expense, offset by a $0.3 million increase in depreciation from new placements of machines on lease.

Other expense (income)

Interest expense. The increase in interest expense is predominantly attributable to an increase in our effective interest rate in the current quarter. See Item 1."Financial Statements" Note 5."Long-Term Debt" for a detailed discussion regarding long-term debt.

Other expense (income). The fluctuation is due to the effect of foreign currency fluctuation on trade payables and receivables denominated in foreign currencies.

Income taxes. The Company's effective income tax rate for the three months ended June 30, 2023, was an expense of 36.3%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended June 30, 2023, is primarily due to changes in our valuation allowance on deferred tax assets. The Company's effective income tax rate for the three months ended June 30, 2022, was an expense of 7.3%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended June 30, 2022, is primarily due to changes in our valuation allowance on deferred tax assets.

Results of Operations

Six Months Ended June 30, 2023 compared to the Six Months Ended June 30, 2022

The following tables set forth certain selected condensed consolidated financial data for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,		$	%
	2023	2022	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$119,615	$109,804	$9,811	8.9%
Equipment sales	53,392	39,637	13,755	34.7%
Total revenues	173,007	149,441	23,566	15.8%
Operating expenses
Cost of gaming operations	23,784	21,137	2,647	12.5%
Cost of equipment sales	25,314	20,173	5,141	25.5%
Selling, general and administrative	36,926	33,926	3,000	8.8%
Research and development	21,745	20,250	1,495	7.4%
Write-downs and other charges	635	435	200	46.0%
Depreciation and amortization	37,781	38,029	(248)	(0.7)%
Total operating expenses	146,185	133,950	12,235	9.1%
Income from operations	26,822	15,491	11,331	73.1%
Other expense (income)
Interest expense	27,774	17,560	10,214	58.2%
Interest income	(676)	(423)	(253)	59.8%
Loss on extinguishment and modification of debt	-	8,549	(8,549)	(100.0)%
Other expense (income)	(88)	269	(357)	(132.7)%
Loss before income taxes	(188)	(10,464)	10,276	(98.2)%
Income tax benefit (expense)	705	(588)	1,293	(219.9)%
Net income (loss)	$517	$(11,052)	$11,569	(104.7)%

Revenues

Gaming Operations.

Gaming operations revenue increased primarily due to an increase in our EGM segment. EGM RPD increased 10.2% compared to the prior year from $23.95 per day to $26.40 per day. The increase in gaming operations revenue is also attributable to an increase in our domestic EGM installed base year over year, offset by a decrease in our international EGM installed base primarily due to the imposition of new gaming taxes in one Mexican state that compelled casino operators to remove units in the second half of 2022. The increase in gaming operations revenue is also attributable to a $0.7 million increase in Table Products revenue related to an increase in our installed base.

Equipment Sales.

The increase in equipment sales was primarily due to an increase of 491 EGMs sold year over year. We sold 2,380 EGM units during the six months ended   June 30, 2023 , compared to 1,889 EGM units in the prior year period.

Operating Expenses

Cost of gaming operations. The increase in the cost of gaming operations was primarily the result of increased direct expenses and related costs compared to the prior year period due to increased activity and headcount. As a percentage of gaming operations revenue, costs of gaming operations was 19.9% for the six months ended  June 30, 2023  compared to 19.2% for the prior year period.

Cost of equipment sales. The increase in cost of equipment sales is attributable to the increase in the number of units sold compared to the prior year period. As a percentage of equipment sales revenue, costs of equipment sales was 47.4% for the six months ended  June 30, 2023  compared to 50.9% for the prior year period, which fluctuated year over year primarily due to a change in the mix of products sold between periods.

Selling, general and administrative. The increase in selling, general and administrative expenses is primarily due to a $3.7 million increase in salaries and benefits, as well as additional support and selling costs incurred in the current period, offset by a $2.1 million decrease in non-cash stock-based compensation.

Research and development. The increase in research and development expense is primarily due to a $2.4 million increase in salaries & benefits, offset by a $0.6 million decrease in non-cash stock-based compensation. The remaining increase is primarily attributable to operational support costs to support our research and development resources.

Write-downs and other charges.  During the six months ended June 30, 2023 , the Company recognized $0.6 million in write-downs and other charges  primarily related to the impairment of intangible assets (the Company used level  3 fair value inputs based on projected cash flows) and the disposal of long-lived assets.  During the six months ended June 30, 2022, the Company recognized $0.4 million in write-downs and other charges primarily related to the disposal of long-lived assets.

Depreciation and amortization. The decrease was predominantly due to a $1.5 million decrease in amortization expense, offset by a $1.2 million increase in depreciation from new placements of machines on lease.

Other expense (income)

Interest expense. The increase in interest expense is predominantly attributable to an increase in our effective interest rate in the current period, offset by a decrease in the amount outstanding on the term loan borrowing facility from entering into the Amended Credit Agreement. See Item 1." Financial Statements" Note 5."Long-Term Debt" for a detailed discussion regarding long-term debt.

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

Income taxes. The Company's effective income tax rate for the six months ended June 30, 2023, was a benefit of 375.0%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the six months ended June 30, 2023, is primarily due to changes in our valuation allowance on deferred tax assets and the expiration of the applicable statute of limitations for certain uncertain tax positions and their effective tax rate impact on a nominal pre-tax book loss for the six-month ended June 30, 2023. The Company's effective income tax rate for the six months ended June 30, 2022, was an expense of 5.6%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the six months ended June 30, 2022, is primarily due to changes in our valuation allowance on deferred tax assets.

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

The tables below present each of the Adjusted Expenses and include a reconciliation to the nearest GAAP measure.

Electronic Gaming Machines

Three Months Ended June 30, 2023 compared to the Three Months Ended June 30, 2022

	Three Months Ended June 30,		$	%
(amounts in thousands, except unit data)	2023	2022	Change	Change
EGM segment revenues:
Gaming operations	$54,350	$50,538	$3,812	7.5%
Equipment sales	28,331	19,929	8,402	42.2%
Total EGM revenues	82,681	70,467	12,214	17.3%

EGM segment expenses and adjusted expenses:
Cost of gaming operations(1)	10,876	10,048	828	8.2%
Less: Adjustments(2)	860	574	286	49.8%
Adjusted cost of gaming operations	10,016	9,474	542	5.7%

Cost of equipment sales	12,816	10,376	2,440	23.5%

Selling, general and administrative	18,114	14,538	3,576	24.6%
Less: Adjustments(3)	2,311	1,273	1,038	81.5%
Adjusted cost of selling, general and administrative	15,803	13,265	2,538	19.1%

Research and development	9,260	8,572	688	8.0%
Less: Adjustments(4)	495	1,217	(722)	(59.3)%
Adjusted cost of research and development	8,765	7,355	1,410	19.2%

Accretion of placement fees	1,576	1,567	9	0.6%

EGM Adjusted EBITDA	$36,857	$31,564	$5,293	16.8%

EGM Business Segment Key Performance Indicators ("KPI's")
EGM gaming operations:
EGM installed base:
Class II	11,219	11,233	(14)	(0.1)%
Class III	5,203	4,794	409	8.5%
Domestic installed base, end of period	16,422	16,027	395	2.5%
International installed base, end of period	6,120	6,769	(649)	(9.6)%
Total installed base, end of period	22,542	22,796	(254)	(1.1)%

EGM revenue per day ("RPD"):
Domestic revenue per day	$33.48	$32.55	$0.93	2.9%
International revenue per day	$8.90	$6.69	$2.21	33.0%
Total revenue per day	$26.75	$24.79	$1.96	7.9%

EGM equipment sales
EGM units sold	1,259	934	325	34.8%
Average sales price ("ASP")	$20,700	$19,703	$997	5.1%

(1)	Exclusive of depreciation and amortization.
(2)	Adjustments to cost of gaming operation include non-cash stock compensation expense, non-cash charges on capitalized installation and delivery and other adjustments.
(3)	Adjustments to selling, general and administrative expense include non-cash stock compensation expense, legal and litigation expenses including settlement payments and other adjustments.
(4)	Adjustments to research and development costs include non-cash stock compensation expense.

Gaming Operations Revenue

Gaming operations revenue increased primarily due to an increase in EGM RPD by 7.9% compared to the prior year from $24.79 per day to $26.75 per day. The increase in gaming operations revenue is also attributable to an increase in our domestic EGM installed base year over year, offset by a decrease in our international EGM installed base due primarily to some casino closures and the imposition of new gaming taxes in one Mexican state that compelled casino operators to remove units in the second half of 2022. The decrease in our international EGM installed base is also attributable to the removal of machines that had been inactive since the COVID-19 pandemic closures.

Equipment Sales

The increase in equipment sales was primarily due to an increase of 325 EGMs sold year over year. We sold 1,259 EGM units during the three months ended June 30, 2023, compared to 934 EGM units in the prior year period.

EGM Adjusted EBITDA

EGM Adjusted EBITDA includes revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write-downs and other charges, accretion of placement fees, as well as other costs. See Item 1. “Financial Statements” Note 13. "Operating Segments" for further explanation of adjustments. The increase in EGM Adjusted EBITDA is attributable to the increase in revenue described above, offset by an increase in the cost of equipment sales and an increase in operating expenses. EGM Adjusted EBITDA margin was 44.6% and 44.8% for the three months ended June 30, 2023 and 2022, respectively.

Electronic Gaming Machines

Six Months Ended June 30, 2023 compared to the Six Months Ended June 30, 2022

	Six Months Ended June 30,		$	%
(amounts in thousands except unit data)	2023	2022	Change	Change
EGM segment revenues:
Gaming operations	$106,763	$97,834	$8,929	9.1%
Equipment sales	52,476	39,539	12,937	32.7%
Total EGM revenues	159,239	137,373	21,866	15.9%

EGM segment expenses and adjusted expenses:
Cost of gaming operations(1)	21,691	19,434	2,257	11.6%
Less: Adjustments(2)	1,737	1,135	602	53.0%
Adjusted cost of gaming operations	19,954	18,299	1,655	9.0%

Cost of equipment sales	25,043	20,131	4,912	24.4%

Selling, general and administrative	33,309	31,083	2,226	7.2%
Less: Adjustments(3)	4,463	6,607	(2,144)	(32.5)%
Adjusted cost of selling, general and administrative	28,846	24,476	4,370	17.9%

Research and development	18,669	17,543	1,126	6.4%
Less: Adjustments(4)	1,041	1,637	(596)	(36.4)%
Adjusted cost of research and development	17,628	15,906	1,722	10.8%

Accretion of placement fees	3,121	3,198	(77)	(2.4)%

EGM Adjusted EBITDA	$70,889	$61,759	$9,130	14.8%

EGM Business Segment Key Performance Indicators ("KPI's")
EGM gaming operations:
EGM installed base:
Class II	11,219	11,233	(14)	(0.1)%
Class III	5,203	4,974	229	4.6%
Domestic installed base, end of period	16,422	16,207	215	1.3%
International installed base, end of period	6,120	6,769	(649)	(9.6)%
Total installed base, end of period	22,542	22,976	(434)	(1.9)%

EGM revenue per day ("RPD"):
Domestic revenue per day	$33.15	$31.67	$1.48	4.7%
International revenue per day	$8.60	$6.42	$2.18	34.0%
Total revenue per day	$26.40	$23.95	$2.45	10.2%

EGM equipment sales
EGM units sold	2,380	1,889	491	26.0%
Average sales price ("ASP")	$20,176	$19,487	$689	3.5%

(1)	Exclusive of depreciation and amortization.
(2)	Adjustments to cost of gaming operation include non-cash stock compensation expense, non-cash charges on capitalized installation and delivery and other adjustments.
(3)	Adjustments to selling, general and administrative expense include non-cash stock compensation expense, legal and litigation expenses including settlement payments and other adjustments.
(4)	Adjustments to research and development costs include non-cash stock compensation expense.

Gaming Operations Revenue

Gaming operations revenue increased primarily due to an increase in EGM RPD of 10.2% compared to the prior year from $23.95 per day to $26.40 per day. The increase in gaming operations revenue is also attributable to an increase in our domestic EGM installed base year over year, offset by a decrease in our international EGM installed base due primarily to some casino closures and the imposition of new gaming taxes in one Mexican state that compelled casino operators to remove units in the second half of 2022. The decrease in our international EGM installed base is also attributable to the removal of machines that had been inactive since the COVID-19 pandemic closures.

Equipment Sales

The increase in equipment sales was primarily due to an increase of 491 EGMs sold year over year. We sold 2,380 EGM units during the six months ended June 30, 2023 , compared to 1,889 EGM units in the prior year period.

EGM Adjusted EBITDA

EGM Adjusted EBITDA includes revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write-downs and other charges, accretion of placement fees, as well as other costs. See Item 1. “Financial Statements” Note 13. "Operating Segments" for further explanation of adjustments. The increase in EGM Adjusted EBITDA is attributable to the increase in revenue described above, offset by an increase in the cost of equipment sales and an increase in operating expenses. EGM Adjusted EBITDA margin was 44.5% and 45.0% for the six months ended  June 30, 2023 and 2022, respectively.

Table Products

Three Months Ended June 30, 2023 compared to Three Months Ended June 30, 2022

	Three Months Ended June 30,		$	%
(amounts in thousands, except unit data)	2023	2022	Change	Change
Table Products segment revenues:
Gaming operations	$3,868	$3,499	$369	10.5%
Equipment sales	528	15	513	3420.0%
Total Table Products revenues	4,396	3,514	882	25.1%

Table Products segment expenses and adjusted expenses:
Cost of gaming operations(1)	660	338	322	95.3%
Less: Adjustments(2)	78	70	8	11.4%
Adjusted cost of gaming operations	582	268	314	117.2%

Cost of equipment sales	165	10	155	1550.0%

Selling, general and administrative	913	777	136	17.5%
Less: Adjustments(3)	65	60	5	8.3%
Adjusted cost of selling, general and administrative	848	717	131	18.3%

Research and development	554	513	41	8.0%
Less: Adjustments(4)	16	15	1	6.7%
Adjusted cost of research and development	538	498	40	8.0%

Table Products Adjusted EBITDA	$2,263	$2,021	$242	12.0%

Table Products unit information:
Table products installed base, end of period(5)	5,257	4,791	466	9.7%
Average monthly lease price(5)	$241	$239	$2	0.8%

(1)	Exclusive of depreciation and amortization.
(2)	Adjustments to cost of gaming operation include non-cash charges on capitalized installation and delivery.
(3)	Adjustments to selling, general and administrative expense include non-cash stock compensation expense, and other adjustments.
(4)	Adjustments to research and development costs include non-cash stock compensation expense.
(5)	As a result of a comprehensive review of our unit counts, the Table Products installed base and average monthly lease price have been revised in the prior period to reflect a more accurate count of the products on lease for each period presented. The review resulted in no changes to revenues or Adjusted EBITDA.

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

Table Products

Six Months Ended June 30, 2023 compared to Six Months Ended June 30, 2022

	Six Months Ended June 30,		$	%
(amounts in thousands, except unit data)	2023	2022	Change	Change
Table Products segment revenues:
Gaming operations	$7,574	$6,896	$678	9.8%
Equipment sales	916	98	818	834.7%
Total Table Products revenues	8,490	6,994	1,496	21.4%

Table Products segment expenses and adjusted expenses:
Cost of gaming operations(1)	1,135	752	383	50.9%
Less: Adjustments(2)	196	150	46	30.7%
Adjusted cost of gaming operations	939	602	337	56.0%

Cost of equipment sales	271	42	229	545.2%

Selling, general and administrative	1,982	1,643	339	20.6%
Less: Adjustments(3)	181	110	71	64.5%
Adjusted cost of selling, general and administrative	1,801	1,533	268	17.5%

Research and development	994	1,000	(6)	(0.6)%
Less: Adjustments(4)	29	33	(4)	(12.1)%
Adjusted cost of research and development	965	967	(2)	(0.2)%

Table Products Adjusted EBITDA	$4,514	$3,850	$664	17.2%

Table Products unit information:
Table products installed base, end of period(5)	5,257	4,791	466	9.7%
Average monthly lease price(5)	$237	$244	$(7)	(2.9)%

(1)	Exclusive of depreciation and amortization.
(2)	Adjustments to cost of gaming operation include non-cash charges on capitalized installation and delivery.
(3)	Adjustments to selling, general and administrative expense include non-cash stock compensation expense, and other adjustments.
(4)	Adjustments to research and development costs include non-cash stock compensation expense.
(5)	As a result of a comprehensive review of our unit counts, the Table Products installed base and average monthly lease price have been revised in the prior period to reflect a more accurate count of the products on lease for each period presented. The review resulted in no changes to revenues or Adjusted EBITDA.

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

Interactive

Three Months Ended June 30, 2023 compared to Three Months Ended June 30, 2022

	Three Months Ended June 30,		$	%
(amounts in thousands)	2023	2022	Change	Change
Interactive segment revenue:
Gaming Operations	$2,755	$2,603	$152	5.8%
Total Interactive revenue	2,755	2,603	152	5.8%

Interactive segment expenses and adjusted expenses:
Cost of gaming operations(1)	492	482	10	2.1%

Selling, general and administrative	694	660	34	5.2%
Less: Adjustments(2)	33	29	4	13.8%
Adjusted cost of selling, general and administrative	661	631	30	4.8%

Research and development	1,142	955	187	19.6%
Less: Adjustments(3)	13	10	3	30.0%
Adjusted cost of research and development	1,129	945	184	19.5%

Interactive Adjusted EBITDA	$473	$545	$(72)	(13.2)%

(1)	Exclusive of depreciation and amortization.
(2)	Adjustments to selling, general and administrative expense include non-cash stock compensation expense.
(3)	Adjustments to research and development costs include non-cash stock compensation expense.

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

Interactive

Six Months Ended June 30, 2023 compared to Six Months Ended June 30, 2022

	Six Months Ended June 30,		$	%
(amounts in thousands)	2023	2022	Change	Change
Interactive segment revenue:
Gaming Operations	$5,278	$5,074	$204	4.0%
Total Interactive revenue	5,278	5,074	204	4.0%

Interactive segment expenses and adjusted expenses:
Cost of gaming operations(1)	958	951	7	0.7%

Selling, general and administrative	1,635	1,200	435	36.3%
Less: Adjustments(2)	66	53	13	24.5%
Adjusted cost of selling, general and administrative	1,569	1,147	422	36.8%

Research and development	2,082	1,707	375	22.0%
Less: Adjustments(3)	24	18	6	33.3%
Adjusted cost of research and development	2,058	1,689	369	21.8%

Interactive Adjusted EBITDA	$693	$1,287	$(594)	(46.2)%

(1)	Exclusive of depreciation and amortization.
(2)	Adjustments to selling, general and administrative expense include non-cash stock compensation expense.
(3)	Adjustments to research and development costs include non-cash stock compensation expense.

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

The following tables reconcile net loss to total Adjusted EBITDA (amounts in thousands):

Three Months Ended June 30, 2023 compared to the Three Months Ended June 30, 2022

	Three Months Ended June 30,		$	%
	2023	2022	Change	Change
Net income	$851	$1,542	$(691)	(44.8)%
Income tax (benefit) expense	484	121	363	300.0%
Depreciation and amortization	18,639	19,160	(521)	(2.7)%
Interest expense, net of interest income and other	13,741	8,150	5,591	68.6%
Write-downs and other(1)	431	342	89	26.0%
Other adjustments(2)	44	301	(257)	(85.4)%
Other non-cash charges(3)	2,457	2,108	349	16.6%
Non-cash stock-based compensation(4)	2,946	2,406	540	22.4%
Total Adjusted EBITDA	$39,593	$34,130	$5,463	16.0%

(1)	Write-downs and other include items related to loss on disposal or impairment of long-lived assets and fair value adjustments to contingent consideration.
(2)	Other adjustments are primarily composed of the following:
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

(4)	Non-cash stock-based compensation includes non-cash compensation expense related to grants of options, restricted stock, and other equity awards.

The following tables reconcile net loss to total Adjusted EBITDA (amounts in thousands):

Six Months Ended June 30, 2023 compared to the Six Months Ended June 30, 2022

	Six Months Ended June 30,		$	%
	2023	2022	Change	Change
Net income (loss)	$517	$(11,052)	$11,569	(104.7)%
Income tax (benefit) expense	(705)	588	(1,293)	(219.9)%
Depreciation and amortization	37,781	38,029	(248)	(0.7)%
Interest expense, net of interest income and other	27,010	17,406	9,604	55.2%
Loss on extinguishment and modification of debt(1)	-	8,549	(8,549)	(100.0)%
Write-downs and other(2)	635	435	200	46.0%
Other adjustments(3)	457	412	45	10.9%
Other non-cash charges(4)	4,911	4,298	613	14.3%
Non-cash stock-based compensation(5)	5,490	8,231	(2,741)	(33.3)%
Total Adjusted EBITDA	$76,096	$66,896	$9,200	13.8%

(1)	Loss on extinguishment and modification of debt primarily relates to the refinancing of long-term debt, in which deferred loan costs and discounts related to old senior secured credit facilities were written-off.
(2)	Write-downs and other include items related to loss on disposal or impairment of long-lived assets and fair value adjustments to contingent consideration.
(3)	Other adjustments are primarily composed of the following:
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

As of June 30, 2023, the Company had $34.8 million in cash and cash equivalents and $40.0 million available to draw under its revolving credit facility. As of June 30, 2023, management believes that the Company has sufficient liquidity to fund its operating requirements and meet its obligations as they become due for at least the next twelve months after the condensed consolidated financial statements are issued.

Indebtedness

First Lien Credit Facilities

For a detailed description of indebtedness, see Item 1. "Financial Statements" Note 5. "Long-Term Debt."

As of June 30, 2023, there were no required financial covenants for our debt instruments.

The following table summarizes our historical cash flows (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Cash Flow Information:
Net cash provided by operating activities	$29,872	$34,904	$(5,032)
Net cash used in investing activities	(26,237)	(34,858)	8,621
Net cash used in financing activities	(6,562)	(56,170)	49,608
Effect of exchange rates on cash and cash equivalents	53	1	52
Net decrease in cash, cash equivalents and restricted cash	$(2,874)	$(56,123)	$53,249

Operating activities

The decrease in cash provided by operating activities is attributable to a $11.8 million increase in cash used for assets and liabilities that relate to operations. The decrease in cash provided by operating activities is offset by an improvement in our net loss adjusted for non-cash expenses that decreased by $6.8 million.

Investing activities

The decrease in cash used in investing activities was primarily due to a decrease in cash used in business acquisitions of $4.8 million as described in Item 1. “Financial Statements” Note 14. “Acquisitions”, a $2.1 million decrease in cash used in the purchases of property and equipment, as well as by a $2.9 million increase in collections on a customer note receivable, offset by a $1.0 million increase in software development expenditures.

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

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes to our policies during the six months ended June 30, 2023.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See related disclosure at Item 1. “Financial Statements” Note 1. “Description of the Business and Summary of Significant Accounting Policies.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates. Our primary exposure to market risk is interest rate risk associated with our long-term debt, which accrues interest at variable rates. Certain of our debt instruments accrue interest at SOFR subject to an interest rate floor plus an applicable margin rate. In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt and equity capital to sustain our operations. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. As of June 30, 2023, less than 1% of our debt were fixed-rate instruments. Assuming a constant outstanding balance for our variable-rate long term debt, a hypothetical 1% decrease in interest rates would decrease interest expense approximately $5.7 million over the next twelve months, while a hypothetical 1% increase in interest rates would increase interest expense approximately $5.7 million over the next twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f), that occurred as of the end of the fiscal quarter covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by Item 1. "Legal Proceedings" is incorporated herein by reference from NAote 12. “Commitments and Contingencies” of our notes to the condensed consolidated financial statements in this Report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On August 1, 2023, the Company’s board of directors appointed Robert Ziems to serve as Secretary of the Company, effective immediately.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2023, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

PlayAGS, Inc.

Date:	August 3, 2023	By:	/s/ KIMO AKIONA
		Name:	Kimo Akiona
		Title:	Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)