Form 10-Q
period 2023-09-30
PlayAGS, Inc.
filed 2023-11-07
CIK 1593548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarter ended September 30, 2023

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

As of November 3, 2023, there were 38,712,204 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLAYAGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$43,662	$37,891
Restricted cash	230	20
Accounts receivable, net of allowance for credit losses of $1,359 and $1,974, respectively	67,626	59,909
Inventories	36,893	35,394
Prepaid expenses	5,909	4,020
Deposits and other	5,211	8,930
Total current assets	159,531	146,164
Property and equipment, net	80,377	82,361
Goodwill	289,879	287,680
Intangible assets, net	129,236	142,109
Deferred tax asset	8,551	7,893
Operating lease assets, net	10,353	11,198
Other assets	5,821	7,346
Total assets	$683,748	$684,751

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,455	$15,244
Accrued liabilities	36,700	37,262
Current maturities of long-term debt	6,267	6,060
Total current liabilities	52,422	58,566
Long-term debt	548,479	550,081
Deferred tax liability, non-current	2,991	2,048
Operating lease liabilities, long-term	9,227	10,413
Other long-term liabilities	7,885	14,282
Total liabilities	621,004	635,390
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock at $0.01 par value; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value; 450,000,000 shares authorized at September 30, 2023 and at December 31, 2022; and 38,702,415 and 37,789,131 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	386	378
Additional paid-in capital	415,014	406,436
Accumulated deficit	(353,111)	(353,125)
Accumulated other comprehensive income (loss)	455	(4,328)
Total stockholders’ equity	62,744	49,361
Total liabilities and stockholders’ equity	$683,748	$684,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(amounts in thousands, except per share data)

 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Gaming operations	$61,026	$56,592	$180,641	$166,396
Equipment sales	28,352	21,667	81,744	61,304
Total revenues	89,378	78,259	262,385	227,700
Operating expenses
Cost of gaming operations(1)	13,246	10,375	37,030	31,512
Cost of equipment sales(1)	13,540	11,857	38,854	32,030
Selling, general and administrative	19,453	16,955	56,379	50,881
Research and development	9,731	9,702	31,476	29,952
Write-downs and other (gains) charges	(11)	1,389	624	1,824
Depreciation and amortization	18,896	18,950	56,677	56,979
Total operating expenses	74,855	69,228	221,040	203,178
Income from operations	14,523	9,031	41,345	24,522
Other expense (income)
Interest expense	14,588	10,291	42,362	27,851
Interest income	(591)	(305)	(1,267)	(728)
Loss on extinguishment and modification of debt	-	-	-	8,549
Other (expense) income	(259)	445	(347)	714
Income (loss) before income taxes	785	(1,400)	597	(11,864)
Income tax (expense) benefit	(941)	1,876	(236)	1,288
Net (loss) income	(156)	476	361	(10,576)
Foreign currency translation adjustment	(1,355)	23	4,783	466
Total comprehensive (loss) income	$(1,511)	$499	$5,144	$(10,110)

Basic and diluted (loss) income per common share:
Basic	$(0.00)	$0.01	$0.01	$(0.28)
Diluted	$(0.00)	$0.01	$0.01	$(0.28)
Weighted average common shares outstanding:
Basic	38,162	37,244	37,965	37,116
Diluted	38,162	37,244	37,972	37,116

(1) exclusive of depreciation and amortization

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Common stock
Balance, beginning of period	$379	$371	$378	$369
Vesting of restricted stock	7	6	8	8
Balance of common stock, end of period	386	377	386	377
Additional paid-in capital
Balance, beginning of period	411,925	397,785	406,436	392,161
Stock-based compensation expense	3,096	4,946	8,586	10,572
Modification of liability awards to equity	-	2,391	-	2,391
Vesting of restricted stock	(7)	(6)	(8)	(8)
Balance of additional paid-in capital, end of period	415,014	405,116	415,014	405,116
Accumulated deficit
Balance, beginning of period	(352,635)	(355,951)	(353,125)	(344,889)
Net (loss) income	(156)	476	361	(10,576)
Restricted stock vesting and withholding	(320)	(191)	(347)	(201)
Balance of accumulated deficit, end of period	(353,111)	(355,666)	(353,111)	(355,666)
Accumulated other comprehensive income (loss)
Balance, beginning of period	1,810	(5,627)	(4,328)	(6,070)
Foreign currency translation adjustment	(1,355)	23	4,783	466
Balance of accumulated other comprehensive income (loss), end of period	455	(5,604)	455	(5,604)
Total stockholders' equity	$62,744	$44,223	$62,744	$44,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$361	$(10,576)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	56,677	56,979
Accretion of contract rights under development agreements and placement fees	4,697	4,790
Amortization of deferred loan costs and discount	1,918	2,167
Write-off of deferred loan costs and discount	-	1,586
Cash paid for debt prepayment penalties to prior debt holders	-	848
Stock-based compensation expense	8,586	10,572
Provision for bad debts	558	402
Loss on disposition of long-lived assets	385	337
Impairment of assets	239	21
Fair value adjustment of contingent consideration	-	1,466
Deferred income tax	1,147	936
Changes in assets and liabilities that relate to operations:
Accounts receivable	(7,550)	(8,868)
Inventories	1,827	(6,856)
Prepaid expenses	(1,877)	(2,259)
Deposits and other	4,066	(1,266)
Other assets, non-current	(283)	(134)
Accounts payable and accrued liabilities	(10,996)	2,429
Net cash provided by operating activities	59,755	52,574
Cash flows from investing activities
Business acquisitions, net of cash acquired	-	(4,750)
Proceeds from payments on customer notes receivable	3,081	137
Purchase of intangibles	(183)	-
Software development and other expenditures	(17,855)	(15,439)
Proceeds from disposition of assets	11	15
Purchases of property and equipment	(28,458)	(34,484)
Net cash used in investing activities	(43,404)	(54,521)
Cash flows from financing activities
Repayment of prior first lien credit facilities	-	(521,215)
Repayment of first lien credit facilities	(4,313)	(2,876)
Repayment of incremental term loans	-	(93,575)
Payment of financed placement fee obligations	(4,316)	(3,917)
Proceeds from term loans	-	569,250
Payment of deferred loan costs	-	(4,838)
Payment of debt prepayment penalties to prior debt holders	-	(848)
Payments of previous acquisition obligation	(301)	(445)
Payments on finance leases and other obligations	(1,141)	(920)
Repurchase of stock	(347)	(201)
Net cash used in financing activities	(10,418)	(59,585)
Effect of exchange rates on cash and cash equivalents	48	2
Net decrease in cash, cash equivalents and restricted cash	5,981	(61,530)
Cash, cash equivalents and restricted cash, beginning of period	37,911	94,997
Cash, cash equivalents and restricted cash, end of period	$43,892	$33,467

Supplemental cash flow information
Non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$882	$956
Leased assets obtained in exchange for new finance lease liabilities	$1,702	$354
Property and equipment obtained in exchange for new other long-term liability	$1,153	$-

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

Interactive

We specialize in providing a Business-to-Business ("B2B") game aggregation platform catering to the rapidly growing online real-money gaming ("RMG") sector. Our remote gaming server empowers us to deliver an extensive library of games developed by our internal game development studios. Our catalog encompasses various game types, including slots, table games, and progressive technology. Our RMG solutions resonate with a diverse and widespread player base, positioning us as a trusted partner for operators seeking to thrive in the competitive global gaming landscape.

AGS also offers Business-to-Consumer (“B2C”) free-to-play social casino apps that players across the globe can enjoy anytime online or on their mobile devices. Our most popular app, Lucky Play Casino, offers mobile players all the thrills of Vegas casinos. Players can choose from dozens of AGS player-favorite slot games and other casino classics like video poker, blackjack, and bingo. Our apps also feature in-app tournaments, rumbles, VIP bonuses, and unique interactive challenges.

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

The following table disaggregates our revenues by type within each of our segments (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

EGM
Gaming operations	$54,026	$50,233	$160,789	$148,067
Equipment sales	27,836	21,387	80,312	60,926
Total	$81,862	$71,620	$241,101	$208,993

Table Products
Gaming operations	$3,871	$3,756	$11,445	$10,652
Equipment sales	516	280	1,432	378
Total	$4,387	$4,036	$12,877	$11,030

Interactive
Gaming Operations	$3,129	$2,603	$8,407	$7,677
Total Revenue	$89,378	$78,259	$262,385	$227,700

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

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Under participation arrangements, the Company retains ownership of the gaming equipment installed at the customer facilities and receives either revenue based on a percentage of the win per day generated by the gaming equipment or a fixed daily fee. Thus, in our consolidated financial statements the Company records revenue monthly related to these arrangements and the gaming equipment is recorded in property and equipment, net on our condensed consolidated balance sheet and depreciated over the expected life of the gaming equipment.

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

Revenue allocated to any undelivered performance obligations is recorded as a contract liability. The balance of our contract liabilities was not material as of  September 30, 2023 and December 31, 2022.

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

For the period ended  September 30, 2023, there was no material activity in allowance for credit losses.

Inventories

Inventories consist primarily of parts and supplies that are used to repair and maintain machinery and equipment as well as EGMs in production and finished goods held for sale. Inventories are stated at net realizable value. Cost of inventories is determined using the first-in, first-out (“FIFO”) method for all components of inventory. The Company regularly reviews inventory quantities and updates estimates for the net realizable value of inventories. This process includes examining the carrying values of parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose). Some of the factors involved in this analysis include the overall levels of the inventories, the current and projected sales levels for such products, the projected markets for such products and the costs required to sell the products, including refurbishment costs. Changes in the assumptions or estimates could materially affect the inventory carrying value. As of  September 30, 2023 and December 31, 2022, the value of raw material inventory was $29.4 million and $31.0 million, respectively. As of  September 30, 2023 and December 31, 2022, the value of finished goods inventory was $7.5 million and $4.4 million, respectively. There was no work in process material as of  September 30, 2023 and December 31, 2022.

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

The carrying values of the Company’s cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short-term maturities of these instruments. The fair value of our long-term debt is based on the quoted market prices for similar issues (Level 2 inputs). The following table presents the estimated fair value of our long-term debt as of  September 30, 2023 and  December 31, 2022 (in thousands):

	September 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term Debt	$568,320	$565,998	$571,375	$539,987

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

Recently Issued Accounting Pronouncements

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326). ASU No. 2022-02 eliminates the accounting guidance for troubled debt restructurings by creditors in ASC 310-40 and requires disclosure of current-period gross write-offs by year of origination for financing receivables and net investments in leases. ASU No. 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years with earlier adoption permitted. We adopted the amendment in the first quarter of 2023, which did not have a significant effect on our condensed consolidated financial statements.

We have not adopted any other new accounting pronouncements in the current period and there has not been any other recently issued accounting guidance that will have a significant effect on our consolidated financial statements.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Gaming equipment	$255,076	$232,244
Other property and equipment	25,412	22,922
Less: Accumulated depreciation	(200,111)	(172,805)
Property and equipment, net	$80,377	$82,361

Gaming equipment and other property and equipment are depreciated over the respective useful lives of the assets ranging from one to five years. Depreciation expense was $10.0 million and $10.2 million for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense was $30.5 million and $29.5 million for the nine months ended September 30, 2023 and 2022, respectively.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 3. GOODWILL AND INTANGIBLES

Changes in the carrying amount of goodwill are as follows (in thousands):

	Gross Carrying Amount
	EGM	Table Products	Interactive(1)	Total
December 31, 2022	$278,629	$9,051	$-	$287,680
Foreign currency adjustments	2,199	-	-	2,199
Balance at September 30, 2023	$280,828	$9,051	$-	$289,879

(1) As of September 30, 2023, accumulated goodwill impairment charges for the Interactive segment taken prior to the fiscal year 2023 were $8.4 million.

Intangible assets consist of the following (in thousands):

		September 30, 2023			December 31, 2022
	Useful Life	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	(years)	Value	Amortization	Value	Value	Amortization	Value
Indefinite lived trade names	Indefinite	$12,126	$-	$12,126	$12,126	$-	$12,126
Trade and brand names	5 - 7	14,990	(14,765)	225	14,990	(14,722)	268
Customer relationships	5 - 12	222,123	(179,880)	42,243	219,146	(167,629)	51,517
Contract rights under development and placement fees	1 - 7	42,762	(28,542)	14,220	42,395	(23,844)	18,551
Gaming software and technology platforms	1 - 7	215,844	(162,251)	53,593	198,666	(147,437)	51,229
Intellectual property	10 - 12	21,845	(15,016)	6,829	21,845	(13,427)	8,418
Total intangible assets		$529,690	$(400,454)	$129,236	$509,168	$(367,059)	$142,109

Intangible assets are amortized over their respective estimated useful lives ranging from one to twelve years. Amortization expense related to intangible assets was $8.9 million and $8.8 million for the three months ended September 30, 2023 and 2022, respectively. Amortization expense related to intangible assets was $26.2 million and $27.5 million for the nine months ended September 30, 2023 and 2022, respectively.

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

For development agreements in the form of a loan, interest income is recognized on the repayment of the notes based on the stated rate or, if not stated explicitly in the development agreement, on an imputed interest rate. If the stated interest rate is deemed to be other than a market rate or zero, a discount is recorded on the note receivable as a result of the difference between the stated and market rate and a corresponding intangible asset is recorded. The intangible asset is recognized in the condensed consolidated financial statements as a contract right under development agreement and amortized as a reduction in revenue over the term of the agreement. Placement fees can be in the form of cash paid upfront or free lease periods and are accreted over the life of the contract and the expense is recorded as a reduction of revenue. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $1.6 million for each of the three months ended September 30, 2023 and 2022. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $4.7 million and $4.8 million for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 4. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Salary and payroll tax accrual	$13,956	$13,255
Taxes payable	3,152	2,903
Current portion of operating lease liability	2,460	2,287
License fee obligation	713	1,000
Placement fees payable	6,314	6,314
Accrued other	10,105	11,503
Total accrued liabilities	$36,700	$37,262

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 5. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30, 2023	December 31, 2022
First Lien Credit Facilities:
Term loans, interest at SOFR, subject to a 0.75% floor plus 4.0% (9.5% at September 30, 2023 and 8.7% at December 31, 2022), net of unamortized discount and deferred loan costs of $13.6 million at September 30, 2023 and $15.2 million at December 31, 2022	$552,801	$555,453
Finance leases	1,945	688
Total debt	554,746	556,141
Less: Current portion	(6,267)	(6,060)
Long-term debt	$548,479	$550,081

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

As of September 30, 2023, there were no required financial covenants for our debt instruments.

Finance Leases

The Company has entered into leases for vehicles and equipment that are accounted for as finance leases.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 6. STOCKHOLDERS’ EQUITY

Our amended and restated articles of incorporation provide that our authorized capital stock will consist of 450,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share. As of September 30, 2023, we have 38,702,415 shares of common stock and zero shares of preferred stock outstanding.

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

Share repurchase program

During 2019, the board of directors approved a share repurchase program that will permit the Company to repurchase up to $50.0 million of the Company’s shares of common stock. During the quarter ended June 30, 2023, the board approved extending this share buyback program to August 11, 2025. As of  September 30, 2023, $46.7 million of the $50.0 million authorized by the board of directors is still available for repurchasing of the Company's shares of common stock.

NOTE 7. WRITE-DOWNS AND OTHER CHARGES

The condensed consolidated statements of operations and comprehensive loss include various transactions, such as loss on disposal or impairment of long-lived assets and fair value adjustments to contingent consideration that have been classified as write-downs and other charges.

During the three months ended  September 30, 2023, the Company did not recognize any significant write-downs and other charges. During the three months ended  September 30, 2022, the Company recognized $1.4 million in write-downs and other charges primarily related to a fair value adjustment to contingent consideration.

During the nine months ended  September 30, 2023, the Company recognized $0.6 million in write-downs and other charges primarily related to the impairment of intangible assets and the disposal of long-lived assets. During the nine months ended  September 30, 2022, the Company recognized $1.8 million in write-downs and other charges primarily related to a fair value adjustment to contingent consideration.

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

Nine Months Ended September 30, 2023
Numerator:
Net income	$361
Net income attributable to participating securities	31
Net income attributable to common stock	$330

Denominator:
Weighted average of common shares outstanding, basic	37,965
Potential dilutive effect of stock options	7
Weighted average of common shares outstanding, diluted	37,972

Excluded from the calculation of diluted EPS for the three months ended  September 30, 2023 were 1,222,987 restricted shares, subject to performance vesting conditions that have not been met yet, and 622,934 dilutive stock options. Participating securities of 3,580,202 were not allocated income in the calculation of EPS for the three months ended  September 30, 2023 as their effect was anti-dilutive.

Excluded from the calculation of diluted EPS for the nine months ended September 30, 2023 were 1,222,987 restricted shares, subject to performance vesting conditions that have not been met yet. Participating securities of 3,525,008 were allocated income in the calculation of EPS for the nine months ended  September 30, 2023.

NOTE 9. BENEFIT PLANS

The Company has established a 401(k) plan (the “401(k) Plan”) for its employees. The 401(k) Plan allows employees to contribute a portion of their earnings, and the Company may match a percentage of the contributions on a discretionary basis. The expense associated with the 401(k) Plan for the three months ended September 30, 2023 and 2022 was $0.5 million and $0.4 million, respectively. The expense associated with the 401(k) Plan for the nine months ended  September 30, 2023 and 2022 was $1.7 million and $1.5 million, respectively.

On  April 28, 2014, the board of directors of the Company approved the 2014 Long-Term Incentive Plan (“LTIP”). Under the LTIP, the Company is authorized to grant nonqualified stock options, rights to purchase shares of common stock, restricted stock, restricted stock units and other awards to be settled in, or based upon, shares of common stock to persons who are directors and employees of and consultants to the Company or any of its subsidiaries on the date of the grant. The LTIP will terminate ten years after approval by the board. Subject to adjustments in connection with certain changes in capitalization, the maximum number of shares of common stock that  may be delivered pursuant to awards under the LTIP is 2,253,735. However, remaining awards for issuance under this plan will not be issued, and awards granted by the Company in the future are expected to be from the Omnibus Incentive Plan only.

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

On April 28, 2022, the board of directors of the Company approved an amendment to the Omnibus Incentive Plan, as amended by the 2020 Plan Amendment, to increase the number of shares of Common Stock authorized for issuance thereunder from 4,607,389 shares to 9,607,389 shares, an increase of 5,000,000 shares (the “2022 Plan Amendment”), which was approved by the stockholders on July 1, 2022 at the 2022 Annual Meeting of Stockholders. As a result of the 2022 Plan Amendment, awards that were previously accounted for as liability awards were reclassified to equity as they are expected to be settled with equity. Prior to the 2022 Plan Amendment, there were insufficient shares available to settle the liability awards with equity. As of September 30, 2023, we had 4,423,884 shares available for issuance under the Omnibus Incentive Plan.

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

We recognize stock-based compensation on a straight-line basis over the vesting period for time-based awards and we recognize the expense for awards with market conditions over the service period derived from the related valuation. As of September 30, 2023, there was no unrecognized compensation expense associated with stock options, $3.2 million was associated with restricted stock and restricted stock units, and $12.1 million with phantom stock units. The unrecognized compensation expense associated with restricted and phantom stock units is expected to be recognized over a 2.3 and 2.2 year weighted average period, respectively.

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

Stock Options

The Company calculates the grant date fair value of stock options that vest over a service period using the Black Scholes model. For stock options and other stock awards that contain a market condition related to the return on investment that the Company’s stockholders achieve or obtaining a certain stock price, the awards are valued using a lattice-based valuation model. The assumptions used in these calculations are the expected dividend yield, expected volatility, risk-free interest rate and expected term (in years). Expected volatilities are based on implied volatilities from comparable companies. The risk-free rate is based on the U.S. Treasury yield curve for a term equivalent to the estimated time to liquidity. There were no options granted during the three and nine months ended September 30, 2023.

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

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

A summary of the changes in stock options outstanding during the nine months ended September 30, 2023, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2022	1,162,088	$9.05	2.4	$-
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Canceled or forfeited	3,886	$10.15	-	$-
Options outstanding as of September 30, 2023	1,158,202	$9.04	1.6	$48
Options exercisable as of September 30, 2023	1,158,202	$9.04	1.6	$48

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

A summary of the changes in restricted stock and restricted stock units outstanding during the nine months ended September 30, 2023, is as follows:

	Shares Outstanding	Weighted Average Grant Date Fair Value (per share)
Restricted Stock and Restricted Stock Units Outstanding as of December 31, 2022	1,669,424	$7.24
Granted	143,841	$6.68
Vested	384,731	$7.51
Canceled or forfeited	8,493	$6.80
Restricted Stock and Restricted Stock Units Outstanding as of September 30, 2023	1,420,041	$10.07

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

Certain phantom stock units are eligible to vest upon the satisfaction of certain performance conditions. Vesting occurs on the first day that the average price per share of our common stock for a specified number of consecutive trading days exceeds certain stock prices and only if the performance date occurs prior to the fourth anniversary of the date of the grant. If the performance date occurs prior to the first anniversary of the date of grant, vesting will occur on the first anniversary of the date of grant, subject to continued employment with the Company or its subsidiaries.

A summary of the changes in phantom stock outstanding during the nine months ended September 30, 2023 is as follows:

	Shares Outstanding	Weighted Average Grant Date Fair Value (per share)
Phantom Stock Outstanding as of December 31, 2022	2,619,608	$5.98
Granted	1,620,727	$6.15
Vested	581,567	$6.01
Canceled or forfeited	70,469	$5.78
Phantom stock outstanding as of September 30, 2023	3,588,299	$6.44

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 11. INCOME TAXES

The Company's effective income tax rate for the three months ended  September 30, 2023, was an expense of 119.9%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended  September 30, 2023, is primarily due to changes in our valuation allowance on deferred tax assets and US tax on foreign income. The Company's effective income tax rate for the three months ended  September 30, 2022, was a benefit of 134.0%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended September 30, 2022, is primarily due to changes in our valuation allowance on deferred tax assets and the expiration of the applicable statute of limitations for certain uncertain tax positions.

The Company's effective income tax rate for the nine months ended  September 30, 2023, was an expense of 39.5%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the nine months ended  September 30, 2023, is primarily due to changes in our valuation allowance on deferred tax assets, the expiration of the applicable statute of limitations for certain uncertain tax positions and US tax on foreign income. The Company's effective income tax rate for the nine months ended September 30, 2022, was a benefit of 10.9%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the nine months ended September 30, 2022, is primarily due to changes in our valuation allowance on deferred tax assets and the expiration of the applicable statute of limitations for certain uncertain tax positions.

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

During the three months ended September 30, 2019, the Company received a demand letter from a customer and recorded a $1.6 million loss reserve, for which insurance coverage has been triggered. In accordance with GAAP, the offsetting insurance recovery will be recognized when it is realized or realizable.

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

We believe that we were not required to collect and remit Alabama state lease/rental tax on our leases of EGMs in the state as those leases are on federally designated Indian reservation land and because federal Indian trading laws and Indian gaming laws, as well as the U.S. Constitution, preempt application of the rental tax to these transactions with the Native American tribe. We have disputed ADOR’s audit findings in accordance with applicable state and local tax procedures and ADOR rules. Our dispute is currently in the discovery phase at the Alabama Tax Tribunal, which is the independent tax court for the state of Alabama. A merits trial for this dispute is scheduled for December 2023.

We have not accrued the $3.3 million assessed by ADOR, as we do not believe that it is probable that a liability has occurred. However, if we do not prevail in the dispute with ADOR, we may be required to accrue this amount as well as applicable interest. It is also possible that ADOR may similarly audit the participation revenues and licensing fees that we received from the leasing of EGMs to a Native American tribe in the state of Alabama subsequent to August 2019. While we cannot reasonably calculate the amount that ADOR would assess for the revenues from such subsequent periods due to the types of revenues and rates that apply, based solely on the amount assessed for the period from May 2016 through August 2019, we estimate that ADOR’s assessment for taxable lease rental payments for subsequent periods through September 30, 2023 would not exceed $2.6 million, excluding interest. There is no assurance that ADOR will assess our revenues from subsequent periods or that such assessment will not materially differ from our estimate.

In May 2023, we obtained the initial results of an audit conducted by Servicio de Administracion Tributaria (“SAT”) regarding the compliance of our EGMs imported into Mexico with the requirements of the North American Free Trade Agreement (“NAFTA”). SAT has concluded that EGMs we imported during certain periods do not comply with their documentation standards to demonstrate compliance with NAFTA and that therefore certain taxes were omitted when the machines were imported. Due to the omissions, SAT has also indicated that they plan to make an assessment of the omitted taxes together with interest, fines, and surcharges. SAT has not made an official assessment, but the amounts that SAT has communicated preliminarily with the Company include assessment scenarios of up to approximately $9.4 million.

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

SAT has not made an official assessment and we have not accrued any amount related to this matter, as we cannot accurately estimate the final assessment within the potential loss range up to approximately $9.4 million, including the possibility of a full reduction of the assessment based on our future petitions.

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

The following provides financial information concerning our reportable segments for the three and nine months ended September 30, 2023 and 2022 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues by segment
EGM	$81,862	$71,620	$241,101	$208,993
Table Products	4,387	4,036	12,877	11,030
Interactive	3,129	2,603	8,407	7,677
Total Revenues	89,378	78,259	262,385	227,700
Adjusted EBITDA by segment
EGM	36,772	31,331	107,661	93,090
Table Products	2,436	2,561	6,950	6,411
Interactive	903	575	1,596	1,862
Subtotal	40,111	34,467	116,207	101,363
Write-downs and other:
Disposal of long-lived assets	(11)	(79)	385	337
Impairment of long-lived assets	-	2	239	21
Fair value adjustments to contingent consideration	-	1,466	-	1,466
Depreciation and amortization	18,896	18,950	56,677	56,979
Interest expense, net of interest income and other	13,738	10,431	40,748	27,837
Loss on extinguishment and modification of debt	-	-	-	8,549
Other adjustments	1,127	585	1,584	997
Other non-cash charges	2,480	2,171	7,391	6,469
Non-cash stock-based compensation	3,096	2,341	8,586	10,572
Income (loss) before income taxes	$785	$(1,400)	$597	$(11,864)

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

Overview

We are a leading designer and supplier of EGMs and other products and services for the gaming industry. We operate our business in three distinct segments: EGMs, Table Products and Interactive. Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line. Founded in 2005, we historically focused on supplying EGMs, including slot machines, video bingo machines, and other electronic gaming devices, to the Native American gaming market. Since 2014, we have expanded our product line-up to include: (i) Class III EGMs for commercial and Native American casinos permitted to operate Class III EGMs, (ii) EGMs that use the results of historical horse races ("HHR") in their game math, which are allowed in several niche markets and raceways, (iii) table game products and (iv) interactive products, all of which we believe provide us with growth opportunities as we expand in markets where we currently have limited or no presence. For the nine months ended September 30, 2023, approximately 69% of our total revenue was generated through recurring contracted lease agreements whereby we place EGMs and table game products at our customers’ gaming facilities under either a revenue sharing agreement (we receive a percentage of the revenues that these products generate) or fee-per-day agreement (we receive a daily or monthly fixed fee per EGM or table game product), or recurring revenue from our Interactive gaming operations.

EGM Segment

EGMs constitute our largest segment, representing 92% of our revenue for the  nine months ended September 30, 2023. We have a library of over 550 proprietary game titles that we offer for delivery on our EGM cabinets. These include our premium lease-only cabinets Orion Starwall, Orion Curve Premium, Orion Rise, and Big Red ("Colossal Diamonds"). Also, our core cabinets that are available for sale and lease include the newly released Spectra UR43, as well as the Orion Portrait, Orion Slant, Orion Curve, Orion Upright and ICON. In addition to providing complete EGM units, we offer conversion kits, which are essentially software containing new games that allow existing game titles to be converted to other game titles offered within that operating platform and on an existing cabinet.

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

Table Products

In addition to our existing portfolio of EGMs, we also offer our customers more than 60 unique table product offerings, including live felt table games, side bet offerings, progressives, card shufflers, signage, and other ancillary table game equipment. Our table products are designed to enhance the table games section of the casino floor (commonly known as "the pit"). Our table products segment offers a full suite of side bets and specialty table games, and we believe that this segment will serve as an important growth engine for the Company, including by generating further cross-selling opportunities with our EGM offerings. As of September 30, 2023, we had an installed base of over 5,300 table products domestically and internationally and we believe we are presently a leading supplier of table products to the gaming industry based on number of products placed.

Our Table Products segment focuses on high margin recurring revenue generated by leases. Nearly all of the revenue we generate in this segment is recurring.

Interactive

We specialize in providing a Business-to-Business ("B2B") game aggregation platform catering to the rapidly growing online real-money gaming ("RMG") sector. Our remote gaming server empowers us to deliver an extensive library of games developed by our internal game development studios. Our catalog encompasses various game types, including slots, table games, and progressive technology. Our RMG solutions resonate with a diverse and widespread player base, positioning us as a trusted partner for operators seeking to thrive in the competitive global gaming landscape.

AGS also offers Business-to-Consumer (“B2C”) free-to-play social casino apps that players across the globe can enjoy anytime online or on their mobile devices. Our most popular app, Lucky Play Casino, offers mobile players all the thrills of Vegas casinos. Players can choose from dozens of AGS player-favorite slot games and other casino classics like video poker, blackjack, and bingo. Our apps also feature in-app tournaments, rumbles, VIP bonuses, and unique interactive challenges.

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

Results of Operations

Three Months Ended September 30, 2023 compared to the Three Months Ended September 30, 2022

The following tables set forth certain selected condensed consolidated financial data for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		$	%
	2023	2022	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$61,026	$56,592	$4,434	7.8%
Equipment sales	28,352	21,667	6,685	30.9%
Total revenues	89,378	78,259	11,119	14.2%
Operating expenses
Cost of gaming operations	13,246	10,375	2,871	27.7%
Cost of equipment sales	13,540	11,857	1,683	14.2%
Selling, general and administrative	19,453	16,955	2,498	14.7%
Research and development	9,731	9,702	29	0.3%
Write-downs and other charges	(11)	1,389	(1,400)	(100.8)%
Depreciation and amortization	18,896	18,950	(54)	(0.3)%
Total operating expenses	74,855	69,228	5,627	8.1%
Income from operations	14,523	9,031	5,492	60.8%
Other expense (income)
Interest expense	14,588	10,291	4,297	41.8%
Interest income	(591)	(305)	(286)	93.8%
Other (expense) income	(259)	445	(704)	(158.2)%
Income (loss) before income taxes	785	(1,400)	2,185	(156.1)%
Income tax (expense) benefit	(941)	1,876	(2,817)	(150.2)%
Net (loss) income	$(156)	$476	$(632)	(132.8)%

Revenues

Gaming Operations.

Gaming operations revenue increased primarily due to an increase in our EGM segment. EGM RPD increased 8.1% compared to the prior year from $24.31 per day to $26.28 per day. The increase in gaming operations revenue is also attributable to an increase in our domestic EGM installed base year over year. The increase in gaming operations revenue is also attributable to a $0.1 million increase in Table Products revenue related to an increase in our installed base.

Equipment Sales.

The increase in equipment sales was primarily due to an increase of 331 EGMs sold year over year. We sold 1,345 EGM units during the three months ended September 30, 2023, compared to 1,014 EGM units in the prior year period.

Operating Expenses

Cost of gaming operations. The increase in the cost of gaming operations was primarily the result of increased field service and support as well as direct expenses and related costs compared to the prior year period due to increased activity. As a percentage of gaming operations revenue, costs of gaming operations was 21.7% for the three months ended September 30, 2023 compared to 18.3% for the prior year period.

Cost of equipment sales. The increase in cost of equipment sales is attributable to the increase in the number of units sold compared to the prior year period. As a percentage of equipment sales revenue, costs of equipment sales was 47.8% for the three months ended September 30, 2023 compared to 54.7% for the prior year period, which fluctuated year over year primarily due to a change in the mix of products sold between periods.

Selling, general and administrative. The increase in selling, general and administrative expenses is primarily due to a $2.5 million increase in salaries and benefits, a $1.1 million increase in non-cash stock-based compensation expense, offset by a $0.6 million decrease in professional fees.

Research and development.The increase in research and development expense is primarily due to a $0.3 million increase in salaries and benefits.

Write-downs and other charges. During the three months ended September 30, 2023, the Company did not recognize any significant write-downs and other charges. During the three months ended September 30, 2022, the Company recognized $1.4 million in write-downs and other charges primarily related to fair value adjustment to contingent consideration.

Other (expense) income

Interest expense. The increase in interest expense is predominantly attributable to an increase in our effective interest rate in the current quarter. See Item 1."Financial Statements" Note 5."Long-Term Debt" for a detailed discussion regarding long-term debt.

Other (expense) income. The fluctuation is due to the effect of foreign currency fluctuation on trade payables and receivables denominated in foreign currencies.

Income taxes. The Company's effective income tax rate for the three months ended September 30, 2023, was an expense of 119.9%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended September 30, 2023, is primarily due to changes in our valuation allowance on deferred tax assets and US tax on foreign income. The Company's effective income tax rate for the three months ended September 30, 2022, was a benefit of 134.0%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended September 30, 2022, is primarily due to changes in our valuation allowance on deferred tax assets and the expiration of the applicable statute of limitations for certain uncertain tax positions.

Results of Operations

Nine Months Ended September 30, 2023 compared to the Nine Months Ended September 30, 2022

The following tables set forth certain selected condensed consolidated financial data for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,		$	%
	2023	2022	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$180,641	$166,396	$14,245	8.6%
Equipment sales	81,744	61,304	20,440	33.3%
Total revenues	262,385	227,700	34,685	15.2%
Operating expenses
Cost of gaming operations	37,030	31,512	5,518	17.5%
Cost of equipment sales	38,854	32,030	6,824	21.3%
Selling, general and administrative	56,379	50,881	5,498	10.8%
Research and development	31,476	29,952	1,524	5.1%
Write-downs and other charges	624	1,824	(1,200)	(65.8)%
Depreciation and amortization	56,677	56,979	(302)	(0.5)%
Total operating expenses	221,040	203,178	17,862	8.8%
Income from operations	41,345	24,522	16,823	68.6%
Other expense (income)
Interest expense	42,362	27,851	14,511	52.1%
Interest income	(1,267)	(728)	(539)	74.0%
Loss on extinguishment and modification of debt	-	8,549	(8,549)	(100.0)%
Other (expense) income	(347)	714	(1,061)	(148.6)%
Income (loss) before income taxes	597	(11,864)	12,461	(105.0)%
Income tax (expense) benefit	(236)	1,288	(1,524)	(118.3)%
Net income (loss)	$361	$(10,576)	$10,937	(103.4)%

Revenues

Gaming Operations.

Gaming operations revenue increased primarily due to an increase in our EGM segment. EGM RPD increased 9.5% compared to the prior year from $24.07 per day to $26.36 per day. The increase in gaming operations revenue is also attributable to an increase in our domestic EGM installed base year over year, offset by a decrease in our international EGM installed base primarily due to the imposition of new gaming taxes in one Mexican state that compelled casino operators to remove units in the second half of 2022. The increase in gaming operations revenue is also attributable to a $0.8 million increase in Table Products revenue related to an increase in our installed base.

Equipment Sales.

The increase in equipment sales was primarily due to an increase of 822 EGMs sold year over year. We sold 3,725 EGM units during the nine months ended   September 30, 2023 , compared to 2,903 EGM units in the prior year period.

Operating Expenses

Cost of gaming operations. The increase in the cost of gaming operations was primarily the result of increased field service and support as well as direct expenses and related costs compared to the prior year period due to increased activity. As a percentage of gaming operations revenue, costs of gaming operations was 20.5% for the nine months ended  September 30, 2023  compared to 18.9% for the prior year period.

Cost of equipment sales. The increase in cost of equipment sales is attributable to the increase in the number of units sold compared to the prior year period. As a percentage of equipment sales revenue, costs of equipment sales was 47.5% for the nine months ended  September 30, 2023  compared to 52.2% for the prior year period, which fluctuated year over year primarily due to a change in the mix of products sold between periods.

Selling, general and administrative. The increase in selling, general and administrative expenses is primarily due to a $6.2 million increase in salaries and benefits, offset by a $1.0 million decrease in non-cash stock-based compensation.

Research and development. The increase in research and development expense is primarily due to a $2.7 million increase in salaries & benefits, offset by a $0.9 million decrease in non-cash stock-based compensation.

Write-downs and other charges.  During the nine months ended September 30, 2023 , the Company recognized $0.6 million in write-downs and other charges  primarily related to the impairment of intangible assets and the disposal of long-lived assets.  During the nine months ended September 30, 2022, the Company recognized $1.8 million in write-downs and other charges primarily related to a fair value adjustment to contingent consideration.

Depreciation and amortization. The decrease was predominantly due to a $1.3 million decrease in amortization expense, offset by a $1.0 million increase in depreciation from new placements of machines on lease.

Other (expense) income

Interest expense.  The increase in interest expense is predominantly attributable to an increase in our effective interest rate in the current period, offset by a decrease in the amount outstanding on the term loan borrowing facility from entering into the Amended Credit Agreement. See Item 1." Financial Statements" Note 5."Long-Term Debt" for a detailed discussion regarding long-term debt.

Other (expense) income.  The fluctuation is due to the effect of foreign currency fluctuation on trade payables and receivables denominated in foreign currencies.

Loss on extinguishment and modification of debt. On February 15, 2022, in connection with entering into the Amended Credit Agreement, $8.5 million in loan costs including third-party costs and make-whole premium were expensed and included in the loss on extinguishment and modification of debt.

Income taxes. The Company's effective income tax rate for the nine months ended September 30, 2023, was an expense of 39.5%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the nine months ended September 30, 2023, is primarily due to changes in our valuation allowance on deferred tax assets, the expiration of the applicable statute of limitations for certain uncertain tax positions and US tax on foreign income.  The Company's effective income tax rate for the nine months ended September 30, 2022, was a benefit of 10.9%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the nine months ended September 30, 2022, is primarily due to changes in our valuation allowance on deferred tax assets and the expiration of the applicable statute of limitations for certain uncertain tax positions.

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

The tables below present each of the Adjusted Expenses and include a reconciliation to the nearest GAAP measure.

Electronic Gaming Machines

Three Months Ended September 30, 2023 compared to the Three Months Ended September 30, 2022

	Three Months Ended September 30,		$	%
(amounts in thousands, except unit data)	2023	2022	Change	Change
EGM segment revenues:
Gaming operations	$54,026	$50,233	$3,793	7.6%
Equipment sales	27,836	21,387	6,449	30.2%
Total EGM revenues	81,862	71,620	10,242	14.3%

EGM segment expenses and adjusted expenses:
Cost of gaming operations(1)	12,331	9,745	2,586	26.5%
Less: Adjustments(2)	948	633	315	49.8%
Adjusted cost of gaming operations	11,383	9,112	2,271	24.9%

Cost of equipment sales	13,391	11,792	1,599	13.6%

Selling, general and administrative	18,020	15,366	2,654	17.3%
Less: Adjustments(3)	3,673	1,815	1,858	102.4%
Adjusted cost of selling, general and administrative	14,347	13,551	796	5.9%

Research and development	8,054	8,217	(163)	(2.0)%
Less: Adjustments(4)	509	791	(282)	(35.7)%
Adjusted cost of research and development	7,545	7,426	119	1.6%

Accretion of placement fees	1,576	1,592	(16)	(1.0)%

EGM Adjusted EBITDA	$36,772	$31,331	$5,441	17.4%

EGM Business Segment Key Performance Indicators ("KPI's")
EGM gaming operations:
EGM installed base:
Class II	11,257	11,324	(67)	(0.6)%
Class III	5,167	4,934	233	4.7%
Domestic installed base, end of period	16,424	16,258	166	1.0%
International installed base, end of period	6,083	6,274	(191)	(3.0)%
Total installed base, end of period	22,507	22,532	(25)	(0.1)%

EGM revenue per day ("RPD"):
Domestic revenue per day	$32.57	$31.13	$1.44	4.6%
International revenue per day	$9.43	$7.34	$2.09	28.5%
Total revenue per day	$26.28	$24.31	$1.97	8.1%

EGM equipment sales
EGM units sold	1,345	1,014	331	32.6%
Average sales price ("ASP")	$19,380	$19,146	$234	1.2%

(1)	Exclusive of depreciation and amortization.
(2)	Adjustments to cost of gaming operations include non-cash stock compensation expense, non-cash charges on capitalized installation and delivery and other adjustments.
(3)	Adjustments to selling, general and administrative expense include non-cash stock compensation expense, legal and litigation expenses including settlement payments and other adjustments.
(4)	Adjustments to research and development costs include non-cash stock compensation expense.

Gaming Operations Revenue

Gaming operations revenue increased primarily due to an increase in EGM RPD by 8.1% compared to the prior year from $24.31 per day to $26.28 per day. The increase in gaming operations revenue is also attributable to an increase in our domestic EGM installed base year over year.

Equipment Sales

The increase in equipment sales was primarily due to an increase of 331 EGMs sold year over year. We sold 1,345 EGM units during the three months ended September 30, 2023, compared to 1,014 EGM units in the prior year period.

EGM Adjusted EBITDA

EGM Adjusted EBITDA includes revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write-downs and other charges, accretion of placement fees, as well as other costs. See Item 1. “Financial Statements” Note 13. "Operating Segments" for further explanation of adjustments. The increase in EGM Adjusted EBITDA is attributable to the increase in revenue described above, offset by an increase in the cost of equipment sales and an increase in operating expenses. EGM Adjusted EBITDA margin was 44.9% and 43.7% for the three months ended September 30, 2023 and 2022, respectively.

Electronic Gaming Machines

Nine Months Ended September 30, 2023 compared to the Nine Months Ended September 30, 2022

	Nine Months Ended September 30,		$	%
(amounts in thousands except unit data)	2023	2022	Change	Change
EGM segment revenues:
Gaming operations	$160,789	$148,067	$12,722	8.6%
Equipment sales	80,312	60,926	19,386	31.8%
Total EGM revenues	241,101	208,993	32,108	15.4%

EGM segment expenses and adjusted expenses:
Cost of gaming operations(1)	34,022	29,179	4,843	16.6%
Less: Adjustments(2)	2,685	1,768	917	51.9%
Adjusted cost of gaming operations	31,337	27,411	3,926	14.3%

Cost of equipment sales	38,434	31,923	6,511	20.4%

Selling, general and administrative	51,329	46,449	4,880	10.5%
Less: Adjustments(3)	8,136	8,422	(286)	(3.4)%
Adjusted cost of selling, general and administrative	43,193	38,027	5,166	13.6%

Research and development	26,723	25,760	963	3.7%
Less: Adjustments(4)	1,550	2,428	(878)	(36.2)%
Adjusted cost of research and development	25,173	23,332	1,841	7.9%

Accretion of placement fees	4,697	4,790	(93)	(1.9)%

EGM Adjusted EBITDA	$107,661	$93,090	$14,571	15.7%

EGM Business Segment Key Performance Indicators ("KPI's")
EGM gaming operations:
EGM installed base:
Class II	11,257	11,324	(67)	(0.6)%
Class III	5,167	4,934	233	4.7%
Domestic installed base, end of period	16,424	16,258	166	1.0%
International installed base, end of period	6,083	6,274	(191)	(3.0)%
Total installed base, end of period	22,507	22,532	(25)	(0.1)%

EGM revenue per day ("RPD"):
Domestic revenue per day	$32.95	$31.49	$1.46	4.6%
International revenue per day	$8.87	$6.71	$2.16	32.2%
Total revenue per day	$26.36	$24.07	$2.29	9.5%

EGM equipment sales
EGM units sold	3,725	2,903	822	28.3%
Average sales price ("ASP")	$19,888	$19,368	$520	2.7%

(1)	Exclusive of depreciation and amortization.
(2)	Adjustments to cost of gaming operation include non-cash stock compensation expense, non-cash charges on capitalized installation and delivery and other adjustments.
(3)	Adjustments to selling, general and administrative expense include non-cash stock compensation expense, legal and litigation expenses including settlement payments and other adjustments.
(4)	Adjustments to research and development costs include non-cash stock compensation expense.

Gaming Operations Revenue

Gaming operations revenue increased primarily due to an increase in EGM RPD of 9.5% compared to the prior year from $24.07 per day to $26.36 per day. The increase in gaming operations revenue is also attributable to an increase in our domestic EGM installed base year over year, offset by a decrease in our international EGM installed base.

Equipment Sales

The increase in equipment sales was primarily due to an increase of 822 EGMs sold year over year. We sold 3,725 EGM units during the nine months ended September 30, 2023 , compared to 2,903 EGM units in the prior year period.

EGM Adjusted EBITDA

EGM Adjusted EBITDA includes revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write-downs and other charges, accretion of placement fees, as well as other costs. See Item 1. “Financial Statements” Note 13. "Operating Segments" for further explanation of adjustments. The increase in EGM Adjusted EBITDA is attributable to the increase in revenue described above, offset by an increase in the cost of equipment sales and an increase in operating expenses. EGM Adjusted EBITDA margin was 44.7% and 44.5% for the nine months ended  September 30, 2023 and 2022, respectively.

Table Products

Three Months Ended September 30, 2023 compared to Three Months Ended September 30, 2022

	Three Months Ended September 30,		$	%
(amounts in thousands, except unit data)	2023	2022	Change	Change
Table Products segment revenues:
Gaming operations	$3,871	$3,756	$115	3.1%
Equipment sales	516	280	236	84.3%
Total Table Products revenues	4,387	4,036	351	8.7%

Table Products segment expenses and adjusted expenses:
Cost of gaming operations(1)	504	211	293	138.9%
Less: Adjustments(2)	103	63	40	63.5%
Adjusted cost of gaming operations	401	148	253	170.9%

Cost of equipment sales	149	65	84	129.2%

Selling, general and administrative	981	865	116	13.4%
Less: Adjustments(3)	81	104	(23)	(22.1)%
Adjusted cost of selling, general and administrative	900	761	139	18.3%

Research and development	517	528	(11)	(2.1)%
Less: Adjustments(4)	16	27	(11)	(40.7)%
Adjusted cost of research and development	501	501	-	0.0%

Table Products Adjusted EBITDA	$2,436	$2,561	$(125)	(4.9)%

Table Products unit information:
Table products installed base, end of period	5,309	4,969	340	6.8%
Average monthly lease price	$240	$243	$(3)	(1.2)%

(1)	Exclusive of depreciation and amortization.
(2)	Adjustments to cost of gaming operation include non-cash charges on capitalized installation and delivery.
(3)	Adjustments to selling, general and administrative expense include non-cash stock compensation expense, and other adjustments.
(4)	Adjustments to research and development costs include non-cash stock compensation expense.

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

Tables Products Adjusted EBITDA

Table Products Adjusted EBITDA includes the revenues and operating expenses from the Table Products segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 13. "Operating Segments" for further explanation of adjustments. The decrease in Table Products Adjusted EBITDA is attributable to the increase in operating expenses, offset by increase in the revenue as described above.

Table Products

Nine Months Ended September 30, 2023 compared to Nine Months Ended September 30, 2022

	Nine Months Ended September 30,		$	%
(amounts in thousands, except unit data)	2023	2022	Change	Change
Table Products segment revenues:
Gaming operations	$11,445	$10,652	$793	7.4%
Equipment sales	1,432	378	1,054	278.8%
Total Table Products revenues	12,877	$11,030	1,847	16.7%

Table Products segment expenses and adjusted expenses:
Cost of gaming operations(1)	1,639	963	676	70.2%
Less: Adjustments(2)	299	213	86	40.4%
Adjusted cost of gaming operations	1,340	750	590	78.7%

Cost of equipment sales	420	107	313	292.5%

Selling, general and administrative	2,963	2,508	455	18.1%
Less: Adjustments(3)	262	214	48	22.4%
Adjusted cost of selling, general and administrative	2,701	2,294	407	17.7%

Research and development	1,511	1,528	(17)	(1.1)%
Less: Adjustments(4)	45	60	(15)	(25.0)%
Adjusted cost of research and development	1,466	1,468	(2)	(0.1)%

Table Products Adjusted EBITDA	$6,950	$6,411	$539	8.4%

Table Products unit information:
Table products installed base, end of period	5,309	4,969	340	6.8%
Average monthly lease price	$238	$243	$(5)	(2.1)%

(1)	Exclusive of depreciation and amortization.
(2)	Adjustments to cost of gaming operation include non-cash charges on capitalized installation and delivery.
(3)	Adjustments to selling, general and administrative expense include non-cash stock compensation expense, and other adjustments.
(4)	Adjustments to research and development costs include non-cash stock compensation expense.

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

Interactive

Three Months Ended September 30, 2023 compared to Three Months Ended September 30, 2022

	Three Months Ended September 30,		$	%
(amounts in thousands)	2023	2022	Change	Change
Interactive segment revenue:
Gaming Operations	$3,129	$2,603	$526	20.2%
Total Interactive revenue	3,129	2,603	526	20.2%

Interactive segment expenses and adjusted expenses:
Cost of gaming operations(1)	411	419	(8)	(1.9)%

Selling, general and administrative	452	724	(272)	(37.6)%
Less: Adjustments(2)	(223)	50	(273)	(546.0)%
Adjusted cost of selling, general and administrative	675	674	1	0.1%

Research and development	1,160	957	203	21.2%
Less: Adjustments(3)	20	22	(2)	(9.1)%
Adjusted cost of research and development	1,140	935	205	21.9%

Interactive Adjusted EBITDA	$903	$575	$328	57.0%

(1)	Exclusive of depreciation and amortization.
(2)	Adjustments to selling, general and administrative expense include non-cash stock compensation expense.
(3)	Adjustments to research and development costs include non-cash stock compensation expense.

Gaming Operations Revenue

The increase in gaming operations revenue is primarily attributable to an increase in RMG revenues from Canadian and the US-based operators, offset by decreased revenue from international customers and our social casino revenues due to our decision to strategically refocus our resources on growth opportunities within the regulated North American RMG market.

Interactive Adjusted EBITDA

Interactive Adjusted EBITDA includes the revenues and operating expenses from the Interactive segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 13. "Operating Segments" for further explanation of adjustments. The increase in Interactive Adjusted EBITDA is primarily attributable to the increase in revenues as described above, offset by an increase in operating expenses.

Interactive

Nine Months Ended September 30, 2023 compared to Nine Months Ended September 30, 2022

	Nine Months Ended September 30,		$	%
(amounts in thousands)	2023	2022	Change	Change
Interactive segment revenue:
Gaming Operations	$8,407	$7,677	$730	9.5%
Total Interactive revenue	8,407	7,677	730	9.5%

Interactive segment expenses and adjusted expenses:
Cost of gaming operations(1)	1,369	1,370	(1)	(0.1)%

Selling, general and administrative	2,087	1,924	163	8.5%
Less: Adjustments(2)	(157)	103	(260)	(252.4)%
Adjusted cost of selling, general and administrative	2,244	1,821	423	23.2%

Research and development	3,242	2,664	578	21.7%
Less: Adjustments(3)	44	40	4	10.0%
Adjusted cost of research and development	3,198	2,624	574	21.9%

Interactive Adjusted EBITDA	$1,596	$1,862	$(266)	(14.3)%

(1)	Exclusive of depreciation and amortization.
(2)	Adjustments to selling, general and administrative expense include non-cash stock compensation expense.
(3)	Adjustments to research and development costs include non-cash stock compensation expense.

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

TOTAL ADJUSTED EBITDA RECONCILIATION TO NET (LOSS) INCOME

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

Our definition of Adjusted EBITDA allows us to add back certain non-cash charges that are deducted in calculating net loss and to deduct certain gains that are included in calculating net (loss) income. However, these expenses and gains vary greatly, and are difficult to predict. They can represent the effect of long-term strategies as opposed to short-term results. In addition, in the case of charges or expenses, these items can represent the reduction of cash that could be used for other corporate purposes.

Due to these limitations, we rely primarily on our GAAP results, such as net (loss) income, income from operations, EGM Adjusted EBITDA, Table Products Adjusted EBITDA or Interactive Adjusted EBITDA and use Total Adjusted EBITDA only supplementally.

The following tables reconcile net loss to total Adjusted EBITDA (amounts in thousands):

Three Months Ended September 30, 2023 compared to the Three Months Ended September 30, 2022

	Three Months Ended September 30,		$	%
	2023	2022	Change	Change
Net (loss) income	$(156)	$476	$(632)	(132.8)%
Income tax benefit (expense)	941	(1,876)	2,817	(150.2)%
Depreciation and amortization	18,896	18,950	(54)	(0.3)%
Interest expense, net of interest income and other	13,738	10,431	3,307	31.7%
Write-downs and other(1)	(11)	1,389	(1,400)	(100.8)%
Other adjustments(2)	1,127	585	542	92.6%
Other non-cash charges(3)	2,480	2,171	309	14.2%
Non-cash stock-based compensation(4)	3,096	2,341	755	32.3%
Total Adjusted EBITDA	$40,111	$34,467	$5,644	16.4%

(1)	Write-downs and other include items related to loss on disposal or impairment of long-lived assets and fair value adjustments to contingent consideration.
(2)	Other adjustments are primarily composed of the following:
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

(4)	Non-cash stock-based compensation includes non-cash compensation expense related to grants of options, restricted stock, and other equity awards.

The following tables reconcile net loss to total Adjusted EBITDA (amounts in thousands):

Nine Months Ended September 30, 2023 compared to the Nine Months Ended September 30, 2022

	Nine Months Ended September 30,		$	%
	2023	2022	Change	Change
Net income (loss)	$361	$(10,576)	$10,937	(103.4)%
Income tax benefit (expense)	236	(1,288)	1,524	(118.3)%
Depreciation and amortization	56,677	56,979	(302)	(0.5)%
Interest expense, net of interest income and other	40,748	27,837	12,911	46.4%
Loss on extinguishment and modification of debt(1)	-	8,549	(8,549)	(100.0)%
Write-downs and other(2)	624	1,824	(1,200)	(65.8)%
Other adjustments(3)	1,584	997	587	58.9%
Other non-cash charges(4)	7,391	6,469	922	14.3%
Non-cash stock-based compensation(5)	8,586	10,572	(1,986)	(18.8)%
Total Adjusted EBITDA	$116,207	$101,363	$14,844	14.6%

(1)	Loss on extinguishment and modification of debt primarily relates to the refinancing of long-term debt, in which deferred loan costs and discounts related to old senior secured credit facilities were written-off.
(2)	Write-downs and other include items related to loss on disposal or impairment of long-lived assets and fair value adjustments to contingent consideration.
(3)	Other adjustments are primarily composed of the following:
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

As of September 30, 2023, the Company had $43.7 million in cash and cash equivalents and $40.0 million available to draw under its revolving credit facility. As of September 30, 2023, management believes that the Company has sufficient liquidity to fund its operating requirements and meet its obligations as they become due for at least the next twelve months after the condensed consolidated financial statements are issued.

Indebtedness

First Lien Credit Facilities

For a detailed description of indebtedness, see Item 1. "Financial Statements" Note 5. "Long-Term Debt."

As of September 30, 2023, there were no required financial covenants for our debt instruments.

The following table summarizes our historical cash flows (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Cash Flow Information:
Net cash provided by operating activities	$59,755	$52,574	$7,181
Net cash used in investing activities	(43,404)	(54,521)	11,117
Net cash used in financing activities	(10,418)	(59,585)	49,167
Effect of exchange rates on cash and cash equivalents	48	2	46
Net decrease in cash, cash equivalents and restricted cash	$5,981	$(61,530)	$67,511

Operating activities

The increase in cash provided by operating activities is attributable to a $2.1 million increase in cash used related to operating assets and liabilities, as well as an improvement in our net loss adjusted for non-cash expenses that increased by $5.7 million.

Investing activities

The decrease in cash used in investing activities was primarily due to a $6.0 million decrease in the purchases of property and plant, as well as a $4.8 million decrease cash used in business acquisitions described in Item 1. “Financial Statements” Note 14. “Acquisitions”, a $2.9 million increase in collections on customer note receivable, offset by $2.4 million increase in software development and other expenditures.

Financing activities

The decrease in cash used in financing activities of $49.4 million is primarily attributable to the reduction of debt principal and payment of related debt issuance costs in conjunction with our entering into The Amended Credit Agreement in the prior period as described in Item 1. “Financial Statements” Note 5. "Long-Term Debt."

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

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes to our policies during the nine months ended September 30, 2023.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See related disclosure at Item 1. “Financial Statements” Note 1. “Description of the Business and Summary of Significant Accounting Policies.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates. Our primary exposure to market risk is interest rate risk associated with our long-term debt, which accrues interest at variable rates. Certain of our debt instruments accrue interest at SOFR subject to an interest rate floor plus an applicable margin rate. In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt and equity capital to sustain our operations. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. As of September 30, 2023, less than 1% of our debt were fixed-rate instruments. Assuming a constant outstanding balance for our variable-rate long term debt, a hypothetical 1% decrease in interest rates would decrease interest expense approximately $5.7 million over the next twelve months, while a hypothetical 1% increase in interest rates would increase interest expense approximately $5.7 million over the next twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PlayAGS, Inc.

Date:	November 7, 2023	By:	/s/ KIMO AKIONA
		Name:	Kimo Akiona
		Title:	Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)