Form 10-K
period 2023-12-31
PlayAGS, Inc.
filed 2024-03-06
CIK 1593548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2023

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   Yes  ☒  No  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of June 30, 2023, the market value of voting and non-voting common equity held by non-affiliates of the registrant was $210,315,036(1). Such aggregate market value was computed by reference to the closing price of the common stock as reporting on the New York Stock Exchange on June 30, 2023. As of March 1, 2024, there were 39,222,459 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

(1) For this purpose only, "non-affiliates" excludes directors and executive officers.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for its 2024 Annual General Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission on or before April 29, 2024.

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

•	risks associated with global pandemics or events on our business operations, financial performance, results of operations, material procurement, financial positions;
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

•	decreases in our revenue share percentage in our participation agreements with Native American tribal customers;
•	adverse local economic, regulatory or licensing changes in Oklahoma, in which a significant portion of our revenue has been derived, or material decreases in our revenue with our largest customers;
•	dependence on the protection of our intellectual property and proprietary information and our ability to license intellectual property from third parties;
•	failure to attract, retain and motivate key employees;
•	certain restrictive open source licenses requiring us to make the source code of some of our products available to third parties and potentially granting third parties certain rights to the software;
•	reliance on hardware, software and games licensed from third parties, and on technology provided by third-party vendors;
•	dependence on our relationships with service providers;
•	maintaining effective internal controls over financial reporting;
•	our ability to maintain current customers on favorable terms;
•	our ability to enter new markets and potential new markets;
•	our ability to capitalize on the expansion of Internet or other forms of interactive gaming or other trends and changes in the gaming industries;
•	changes in tax regulation and results of tax audits, which could affect results of operations;
•	our ability to generate sufficient cash to serve all of our indebtedness in the future; and
•	the other factors discussed under Item 1A. “Risk Factors”.

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

SUMMARY OF RISK FACTORS

The following is the summary of the risks factor disclosures. Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully below and include, but are not limited to, risks related to:

Risks Related to Our Business and Industry

•	We operate in highly competitive industries and our success depends on our ability to effectively compete with numerous domestic and foreign businesses.
•	Our success is dependent upon our ability to adapt to and offer products that keep pace with evolving technology related to our businesses.
•	Our success depends in part on our ability to develop, enhance and/or introduce successful gaming concepts and game content. Demand for our products and the level of play of our products could be adversely affected by changes in player and operator preferences
•	The intellectual property rights of others may prevent us from developing new products and services, entering new markets or may expose us to liability or costly litigation and such litigation could have a material adverse effect on the results of our business or intellectual property.
•	Our business depends on the protection of our intellectual property and proprietary information and on our ability to license intellectual property from third parties.
•	Our business is vulnerable to changing economic conditions and to other factors that adversely affect the casino industry, which have negatively impacted and could continue to negatively impact the play levels of our participation games, our product sales and our ability to collect outstanding receivables from our customers.
•	The global COVID-19 pandemic had a significant adverse impact and in the future similar events could have a material adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of the customers and suppliers in the gaming industry that we serve. We are unable to predict the extent to which pandemics and related impacts will adversely impact our business operations, ability to procure materials, financial performance, results of operations and the achievement of our business objectives.
•	We may not successfully enter new markets and potential new markets may not develop quickly or at all.
•	We may not be able to capitalize on the expansion of internet or other forms of interactive gaming or other trends and changes in the gaming industries, including due to laws and regulations governing these industries.
•	Our ability to operate in our existing markets or expand into new jurisdictions could be adversely affected by changing regulations, new interpretations of existing laws, and difficulties or delays in obtaining or maintaining required licenses or approvals.
•	Smoking bans in casinos may reduce player traffic and affect our revenues.
•	We may not realize satisfactory returns on money lent to new and existing customers to develop or expand gaming facilities or to acquire gaming routes.
•	We derive a significant portion of our revenue from Native American tribal customers, and our ability to effectively operate in Native American gaming markets is vulnerable to legal and regulatory uncertainties, including the ability to enforce contractual rights on Native American land.
•	We rely on information technology and other systems and any failures in our systems could disrupt our business and adversely impact our results.
•	Due to the ever-changing threat landscape, our operations and services may be subject to certain risks, including hacking or other unauthorized access to control or view systems.
•	Our business is dependent on the security and integrity of the systems and products we offer.
•	Slow growth in the development of new gaming jurisdictions or the number of new casinos, declines in the rate of replacement of existing EGMs and ownership changes and consolidation in the casino industry could limit or reduce our future prospects.
•	The results of our operations could be affected by natural events in the locations in which we or our customers, suppliers or regulators operate.
•	We are dependent on our suppliers and contract manufacturers and any failure of these parties to meet our performance and quality standards or requirements could cause us to incur additional costs or lose customers.
•	The risks related to operations in foreign countries and outside of traditional U.S. jurisdictions could negatively affect our results.
•	Foreign currency exchange rate fluctuations and other risks could impact our business.
•	Our business is subject to quarterly fluctuations.
•	We could face risks associated with, or arising out of, environmental, health and safety laws and regulations.
•	If our products contain defects, we may be liable for product defects or other claims, our reputation could be harmed and our results of operations adversely affected.
•	Our revenues are vulnerable to the impact of changes to the Class II regulatory scheme.
•	State compacts with our existing Native American tribal customers to allow Class III gaming could reduce demand for our Class II games and our entry into the Class III market may be difficult as we compete against larger companies in the tribal Class III market.
•	The participation share rates for gaming revenue we receive pursuant to our participation agreements with our Native American tribal customers may decrease in the future.
•	We generate a substantial amount of our total revenue in one state.
•	Certain contracts with our customers are on a month-to-month basis, and if we are unable to maintain our current customers on terms that are favorable to us, our business, financial condition, or results of operations may detrimentally suffer.
•	Some of our products contain open source software which may be subject to restrictive open source licenses, requiring us to make our source code available to third parties and potentially granting third parties certain rights to the software.
•	We rely on hardware, software and games licensed from third parties, and on technology provided by third-party vendors, the loss of which could materially and adversely affect our business, increase our costs and delay deployment or suspend development of our EGMs, games and systems.
•	Continued operation and our ability to service several of our installed EGMs depend upon our relationships with service providers, and changes in those relationships could negatively impact our business.
•	We have a history of operating losses and a significant accumulated deficit, and we may not achieve or maintain profitability in the future.
•	Our inability to complete future acquisitions and integrate those businesses successfully could limit our future growth.
•	Failure to attract, retain and motivate key employees may adversely affect our ability to compete.
•	Changes in tax regulation and results of tax audits could affect results of operations of our business.
•	If we are not able to maintain adequate internal control over our financial reporting, it could adversely affect our reputation and business.

Risks Related to Our Capital Structure

•

Our substantial indebtedness could adversely affect our ability to raise additional capital or to fund our operations, expose us to interest rate risk to the extent of our variable rate debt, limit our ability to react to changes in the economy, and prevent us from making debt service payments.

•

We may not be able to generate sufficient cash to service all of our indebtedness, and we may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.

•	Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Risks Related to Ownership of Our Common Stock

•	Our stock price may fluctuate significantly.
•	We will continue to incur significant costs and devote substantial management time as a result of operating as a public company.
•	Our amended and restated articles of incorporation provide that the Eighth Judicial District Court of Clark County, Nevada is the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
•	Our organizational documents may impede or discourage a takeover, which could deprive our investors of the opportunity to receive a premium for their shares.
•	We are a holding company and rely on dividends, distributions and other payments, advances and transfers of funds from our subsidiaries to meet our obligations.
•	You may be diluted by the future issuance of additional common stock or convertible securities in connection with our incentive plans, acquisitions or otherwise, which could adversely affect our stock price.
•	We do not anticipate paying dividends on our common stock in the foreseeable future.

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

We are a leading designer and supplier of EGMs and other products and services for the gaming industry. Since 2014, we have expanded our product line-up to include: (i) Class III EGMs for commercial and Native American casinos permitted to operate Class III EGMs, (ii) EGMs that use the results of historical horse races ("HHR") in their game math, which are allowed in several niche markets and raceways, (iii) table game products and (iv) interactive products, all of which we believe provide us with growth opportunities as we expand in markets where we currently have limited or no presence. For the year ended December 31, 2023, approximately 67% of our total revenue was generated through recurring contracted lease agreements whereby we place EGMs and table game products at our customers’ gaming facilities under either a revenue sharing agreement (we receive a percentage of the revenues that these products generate) or fee-per-day agreement (we receive a daily or monthly fixed fee per EGM or table game product), or recurring revenue from our Interactive gaming operations. We operate our business in three distinct segments: EGMs, Table Products and Interactive. Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line.

Our Operations

We provide customers with EGMs, table products, ancillary table product equipment, systems software, computer hardware, signage and other equipment for operation within their gaming facilities. In return, we receive either cash for sold items, or a share of the revenue generated by these products and systems, either as a flat monthly fee or a daily fee. The determination of whether our agreement results in a revenue share, monthly fee, or daily fee arrangement is generally governed by local gaming jurisdictions. For our revenue share arrangements on EGM products, we have historically shared between 15% and 20% of the revenues generated by the EGMs. Under our agreements for EGMs, we participate in selecting the mix of titles, maintain and service the equipment and oversee certain promotional efforts. When sold, we offer the majority of our products with an optional parts and service contract. For Table Products we typically license table games and lease related equipment for which we receive monthly royalty and lease payments. We also lease and sell roulette and baccarat signs as well as a single deck card shuffler for poker tables, Dex S, and our new second shuffler, the Pax S single-deck shuffler. Our Interactive segment generates revenues from (1) real-money gaming (“RMG”) revenues, which are earned primarily based on a percentage of the revenue produced by the games we offer to to our online casino customers, (2) business-to-customer ("B2C") social products where consumers purchase virtual coins used to play social casino games and (3) business-to-business ("B2B") social products where we obtain a percentage of monthly revenue generated by the white label casino apps that we build and operate for our customers. In support of our business and operations, we employ a professional staff including field service technicians, production, sales, account management, marketing, technology and game development, licensing and compliance and finance.

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

Our field service technicians are responsible for installing, maintaining and servicing our gaming products and systems. Our EGM and Table Products field service operations including our call center, which operates 24 hours a day, seven days a week, is managed out of our Oklahoma facility. We can also access most of our Class II EGMs and systems remotely from approved remote locations to provide software updates and routine maintenance. In addition, our EGM and system production facilities are located in and managed out of Oklahoma City, Oklahoma, Atlanta, Georgia, and Mexico City, Mexico.

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

EGM Segment

EGMs constitute our largest segment, representing 92% of our revenue for the year ended December 31, 2023. In 2023, we had a library of over 550 proprietary game titles that we offer for delivery on our EGM cabinets. These include our premium lease-only cabinets Orion Starwall, Orion Curve Premium, Orion Rise, and Big Red ("Colossal Diamonds") and the recent addition Spectra UR43 Premium. Also, our core cabinets that are available for sale and lease include the newly released Spectra UR49C and Spectra UR43, as well as the Orion Portrait, Orion Slant, Orion Curve, Orion Upright and ICON. In addition to providing complete EGM units, we offer conversion kits, which are essentially software containing new games that allow existing game titles to be converted to other game titles offered within that operating platform and on an existing cabinet.

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

Our core game titles are targeted at maintaining and growing our current installed base and we believe that it is the performance of these game titles that our customers value. Our top-performing game titles include Rakin' Bacon! and a version used only on our premium games called Rakin' Bacon Deluxe. In addition to these titles, we have hundreds of additional titles that we design our core titles to provide a universal appeal to casino patrons. Our game studios are focused on continually producing new content that is then released to the market on a regular basis. We deliver our content on the cabinets below:

Premium - Lease-Only Cabinets

Spectra UR43 Premium – Making its debut in 2023 at the Global Gaming Expo, Spectra UR43 Premium takes the highly successful, award-winning core cabinet Spectra UR43 and combines premium merchandising with regal billboard-style digital signage to create a showstopping display. Game-controlled LED embellishments add eye-catching lighting and thematic details to the bank. Spectra UR43 Premium features the most exclusive premium game library offered in multiple inline and pod configurations.

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

Spectra UR49C – The Spectra UR49C features the same high-performing operating system, game-controlled eclipse lighting, and sleek design as the successful Spectra UR43. The large, 49-inch ultra-HD 4K curved monitor highlights the intricate 3D graphics and innovative features of the games offered in its exclusive library. The wide, LED button deck and surround sound creates an immersive experience for the modern player.

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

Table Products Segment

We offer our customers more than 60 unique table products, including live felt table games, side bets, progressives, card shufflers, signage, and other ancillary table game equipment. Our table products are designed to enhance the table games section of the casino floor (commonly known as “the pit”). Our table products segment offers a full suite of side bets and specialty table games as well as progressive technology products that provide this enhancement and increase gaming activity and hold percentages for our casino customers. We believe that this segment will serve as an important growth engine for our company by generating further cross-selling opportunities with our EGM offerings. As of December 31, 2023, we had placed 5,415 table products domestically and internationally. Based on the number of products placed, we believe we are presently a leading supplier of table products to the gaming industry.

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

Due to our success with Bonus Spin Blackjack, we introduced an upgraded table game progressive side bet system called Bonus Spin Xtreme. This next generation of Bonus Spin features three concentric wheels, enabling Bonus Spin Xtreme to award all participating players with a community prize, as well as award one player position with an enhanced prize which may be a progressive jackpot. Bonus Spin Xtreme can link all community-style table games like blackjack, roulette, baccarat, and craps, while enabling all participating players to be rewarded with a community prize games within a casino and offer a single shared progressive jackpot – a feat which has not previously been accomplished with any product in any casino.

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

Product supply. We obtain most of the parts for our products from outside suppliers, including both off-the-shelf items as well as components manufactured to our specifications. We also manufacture parts in-house that are used for product assembly and for servicing existing products. We generally perform warehousing, quality control, final assembly and shipping from our facilities in Atlanta, Mexico City and Oklahoma City, although small inventories are maintained and repairs are performed by our field service employees. We believe that our sources of supply for components and raw materials are adequate and that alternative sources of materials are available. These sources may be affected by adverse global factors.

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

Within the Native American tribal market, we provide both Class II and Class III games that generate approximately 60% of our EGM segment revenue. We also serve customers in commercial, video lottery terminal, charity bingo and route-based markets.

For the year ended December 31, 2023, we derived approximately 92% of our total revenue from our EGM segment, 5% from our Table Products segment, and 3% from our Interactive segment.

Oklahoma is our largest market and our gaming products in the state accounted for approximately 21% of our total revenue for the year ended December 31, 2023. We also lease our EGMs and to a lesser extent table products, to local casinos and slot halls in Mexico which generated approximately 6% of our total revenue in the year ended  December 31, 2023.

For the year ended December 31, 2023, we did not receive more than 10% of our total revenue from any one customer.

Customer Contracts

We derive the majority of our gaming revenues from lease agreements, whereby we place EGMs and systems, along with our proprietary and other licensed game content, at a customer’s facility in return for either a share of the revenues that these EGMs and systems generate or a daily fee. For licensed table products and related equipment, we typically receive monthly royalty and lease payments. We measure the performance of our domestic installed base of participation EGMs on the net win per day per machine, often referred to as the win per day, or “WPD”. Under our participation agreements, we earn a percentage of the win per day of our domestic installed base of participation EGMs.

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

We believe our game sale contracts are typical of those in the industry. They specify the general terms and conditions of the sale, equipment and services to be provided, as well as pricing and payment terms. In some cases, we provide the central server that is used to operate the purchased equipment on a lease and charge a fee-per-day based on the number of gaming machines connected to the server.

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

Research and Development

We conduct research and development through an internal team to develop new gaming systems and gaming content. Research and development costs consist primarily of salaries and benefits, travel and expenses and other professional services. As of December 31, 2023, we employ 318 game developers, software and system programmers, project managers and other development and administrative staff that oversee internal game development efforts and manage third party relationships. The technology and game development division for the EGM segment operates primarily out of our Atlanta, Georgia, Austin, Texas, Reno, Nevada, Scottsdale, Arizona and Sydney, Australia locations with independent contractors also assisting in India. Our studio in Las Vegas, Nevada primarily supports our Table Products segment. We also have development and support teams for our Interactive segment in Tel Aviv, Israel. Additionally, we hire independent contractors in India and Ukraine to support the online operations of AGS iGaming. The Company does not have customer-sponsored research and development costs.

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

Seasonality

We experience fluctuations in EGM gaming operations revenues and cash flows from quarter to quarter, as our operating results have been highest during the first and second quarters and lowest in our third and fourth quarters, primarily due to the seasonality of player demand. These fluctuations, however, do not have a material impact on our revenues and cash flows.

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

Human Capital Management

AGS is a global company with offices and employees in Australia, Canada, Israel, Brazil, Mexico, the United Kingdom and the United States. As of December 31, 2023, we had 654 full-time employees in the United States, 138 full-time employees in Mexico, 71 full-time employees in Australia, 5 full-time employees in Israel, 7 full-time employees in the United Kingdom, 6 full-time employees in Canada, and 2 full-time employees in Brazil.

The Company believes that our employees are a strategic business advantage and as such, we place a high value on delivering a positive employee experience and an engaging employee culture that enables us to attract, retain, and reward our employees. In 2023, our business continued to recover from the COVID-19 pandemic, and we benefitted from the actions that we took during the pandemic to continue to foster our inclusive employee-centric culture. The actions that benefitted us and that we continued throughout 2023 include the following:

•	We continued to offer benefits to our employees that help them navigate our current hybrid working model. These benefits include employee assistance programs as well as mental and emotional resilience resources to enhance our employees' well-being.
•	We regularly engaged with our employees through townhall meetings led by our Chief Executive Officer, David Lopez.

Employee Culture

The Company’s employee-focused culture provides greater job satisfaction, collaboration, work performance, and employee morale, which in turn results in empowered and productive employees. This has been recognized by the Company’s receipt of various employee engagement awards based on employee feedback through confidential surveys and reviews, such as the prestigious ‘Best and Brightest Companies to Work For in the Nation®’ (every year from 2017 to 2023); ‘Atlanta’s Best and Brightest Companies to Work For®’ (every year from 2017 to 2023); Glassdoor’s ‘Best Places to Work’ in 2020; and recognition in the ‘Nevada Top Workplaces’ and ‘Atlanta Top Workplaces’ in 2020.

We believe that we foster an engaged employee culture by having a clear mission and strong core values, focused on innovation, trust, respect, empowerment, service, and honesty. In 2023, we refreshed our core values to better align with the future goals of the business. To further support the importance of the values, we created a peer-to-peer quarterly recognition program to honor and award employees who go above and beyond to exemplify our values. Our community focus means that we give back to our communities and work to strengthen them.

The Company provides a flexible work environment and allows remote work whenever practical to our business, which, we believe, makes our employees more dedicated and engaged because they are trusted to meet their deliverables in a manner that provides work-life balance and accommodates their lifestyles. AGS also prioritizes employee communication, through regular town halls delivered by our CEO and other executives; frequent email communications; a web-based internal communications platform called myAGS to share pertinent documents and Company information, encourage employee engagement, and provide focused resource groups; SharePoint site with easily accessible Company information; the Companywide use of Microsoft Teams for meetings, virtual events, documents and information sharing, and chat; and a dedicated group of employees called Culture Crew who plan and execute employee engagement, appreciation and community service events.

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

At AGS, our diverse workforce is why we continue to win awards for our employee culture and our innovation. As of December 31, 2023, approximately 25% of the Company’s global workforce was female, which is consistent with current trends in our industry, and 24% of the Company’s employees in managerial roles were female. As of December 31, 2023, minorities represented approximately 45% of the Company’s global workforce, of which 35% of our global employees in managerial roles were minorities. Within the Company’s C-Suite, which comprises our senior executive team, 29% of our leaders were women and 57% were minorities. In addition, there are two women who serve on our Board of Directors comprising more than 30% of our Board. Annually, AGS participates in the ‘Best and Brightest Companies to Work For’ and ‘Top Places to Work’ programs which conduct anonymous employee questionnaires and benchmark the Company’s human resource practices compared to other companies in the region and across the nation. In 2023, U.S. employees rated AGS 96.9% in the ‘Best and Brightest places to Work For’ Diversity, Equity and Inclusion category, 5.8% higher than the national average.

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

Veteran Recruitment & Support

We are committed to hiring veterans, empowering those veterans in transition to the civilian sector, and supporting our veterans and their families in their communities. The Company actively recruits for qualified military veterans by posting our open positions on MilitaryVetJobs, Veterans Enterprise, JOFDAV – Job Opportunities for Disabled American Veterans, Hire Our Heroes, US Military, and RallyPoint. Seventeen (17%) of our C-Suite, and nine percent (9%) of our U.S. employee base, served in the military. Because of their backgrounds and experience, we believe, veterans bring leadership, technical skills, and a spirit of collaboration to AGS. Once employed with AGS, the Company gives veterans the opportunity to make the most of their skills and abilities. We partner with America’s Warrior Partnership, a national nonprofit organization dedicated to empowering communities through helping veterans and their families find the services and support they need in their local communities. The Company also actively supports veterans through Operation Gratitude and other organizations and outreach.

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

While the specific regulatory requirements of the various jurisdictions vary, the gaming laws in most jurisdictions require us, each of our subsidiaries engaged in manufacturing, selling and distributing gaming products and services, our directors, officers and employees and, in some cases, certain entities or individuals who hold some level of beneficial ownership, typically 5% or more, in the Company or its affiliates as well as our lenders and other individuals or entities affiliated with us (contractually or otherwise) to obtain a license, permit, finding of suitability or other approval from gaming authorities. Gaming authorities have broad discretion in determining whether an applicant qualifies for licensing or should be deemed suitable and the burden of demonstrating suitability and the cost of the investigation is the responsibility of the applicant. While the criteria vary between jurisdictions, generally, in determining whether to grant or renew a license, the gaming authorities will consider the good character, honesty, integrity, financial ability, and responsibility of the applicant. For individual applicants, gaming authorities consider the individual’s business experience, reputation for good character, criminal history, and the character of those with whom the individual associates. Qualification and suitability determinations for individuals requires the individual to submit detailed personal and financial information to the gaming authority, followed by a thorough background investigation. Gaming authorities may deny an application for licensing or a determination of suitability for any cause which they deem reasonable. If one or more gaming authorities were to find that an officer, director or key employee fails to qualify or is unsuitable to participate in the gaming industry in such jurisdiction, we would be required to sever all relationships with such person or cease doing business in such jurisdiction. Additionally, gaming authorities may require us to terminate the employment of any person who refuses to file appropriate applications. The gaming regulators having jurisdiction over us have broad power over our business operations and may deny, revoke, suspend, condition, limit, or not renew our gaming or other licenses, permits or approvals, impose substantial fines and take other action, any one of which could adversely impact our business, financial condition and results of operation. We believe we and our officers, directors, managers, key employees and affiliates have obtained or are in the process of obtaining all required gaming related licenses, permits, findings of suitability and other forms of approvals necessary to carry on our business.

It is common for gaming regulators to monitor, or to require us to disclose, our activities and any disciplinary actions against us in other gaming jurisdictions. Consequently, the business activities or disciplinary actions taken against us in one jurisdiction could result in disciplinary actions in other jurisdictions.

Licensing Requirements of Security Holders

In some jurisdictions in which we operate, certain of our stockholders or holders of our debt securities may be required to undergo a suitability determination or background investigation. Many jurisdictions require any person who acquires, directly or indirectly, beneficial ownership of more than a certain percentage of our voting securities (generally 5% or more) to report the acquisition of the ownership interest and the gaming authorities may require such holder to apply for qualification or a finding of suitability. Most jurisdictions allow an “institutional investor” to apply for a waiver from such requirements provided that the institutional investor holds the ownership interest in the ordinary course of its business and for passive investment purposes only. Generally, an “institutional investor” includes an investor who is a bank, insurance company, investment company, investment advisor, or pension fund. In some jurisdictions, an application for a waiver as an institutional investor requires the submission of detailed information concerning the institutional investor and its business including, among other things, the name of each person that beneficially owns more than 5% of the voting securities of such institutional investor. If such a waiver is granted, then the institutional investor may acquire, in most cases, up to 10% of our voting securities without applying for a finding of suitability or qualification and, in some cases, a higher percentage of beneficial ownership. Even if a waiver is granted, an institutional investor may not take any action inconsistent with its status when the waiver is granted without becoming subject to a suitability determination or background investigation. A change in the investment intent of the institutional investor requires immediate reporting to the respective gaming authorities.

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

Testing and Approvals of our Gaming Products

Many jurisdictions require our gaming devices, related gaming equipment, software, and platform to be tested for compliance with the jurisdiction’s technical standards and regulations prior to our being permitted to distribute such devices, equipment, software and/or platform. The gaming authorities will conduct rigorous testing of our devices, equipment, software and/or platform through a testing laboratory which may be operated by the gaming authority or by an independent third party and may require a field trial of the device, equipment, software and/or platform before determining that it meets the gaming authority’s technical standards. As part of the approval process, a gaming authority may require us to modify, update, or revise our device, equipment, software and/or platform and the approval process may require several rounds before approval is ultimately granted. The time required for product testing can be extensive and the related costs can be significant.

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

Class II. Class II gaming involves the game of chance commonly known as bingo (whether or not electronic, computer, or other technological aids are used in connection therewith to facilitate play) and if played in the same location as bingo, also includes pull tabs, punch board, tip jars, instant bingo, and other games similar to bingo. Class II gaming also includes non-banked card games, that is, games that are played exclusively against other players rather than against the house or a player acting as a bank such as poker. However, the definition of Class II gaming specifically excludes slot machines or electronic facsimiles of Class III games. Class II gaming is regulated by the NIGC and the ordinances and regulations of the Native American tribe conducting such gaming. Subject to the detailed requirements of IGRA, including NIGC approval of such Native American tribe’s gaming ordinance, federally recognized Native American tribes are typically permitted to conduct Class II gaming on Indian lands pursuant to tribal ordinances approved by the NIGC. We offer products and services to the Class II market.

Class III. Class III gaming includes all other forms of gaming that are neither Class I nor Class II and includes a broad range of traditional casino games such as slot machines, blackjack, craps and roulette, as well as wagering games and electronic facsimiles of any game of chance. IGRA generally permits a Native American tribe to conduct Class III gaming activities on reservation lands subject to the detailed requirements of IGRA and provided that the Native American tribe has entered into a written agreement or compact with the state that specifically authorizes the types of Class III gaming the tribe may offer. The tribal-state compacts vary from state to state. Many such tribal-state compacts address the manner and extent to which the state or tribe will license manufacturers and suppliers of gaming devices and conduct background investigations and certify the suitability of persons such as officers, directors, key persons and, in some cases, shareholders of gaming device manufacturers and suppliers. We offer products and services to the Class III market.

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

Our competitors may provide a greater amount of financing or better terms than we do, and this may impact demand for our products and services.

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

Demand for our products and services depends largely upon favorable conditions in the casino industry, which is highly sensitive to casino patrons’ disposable incomes and gaming activities. Discretionary spending on entertainment activities could further decline for reasons beyond our control, such as natural disasters, acts of war, terrorism, transportation disruptions, adverse health crises such as the COVID-19 pandemic, or the results of adverse weather conditions. Additionally, disposable income available for discretionary spending may be reduced by higher housing, energy, interest, or other costs, or where the actual or perceived wealth of customers has decreased because of circumstances such as lower residential real estate values, increased foreclosure rates, inflation, increased tax rates, or other economic disruptions. Consumer spending may also be affected by higher rates of inflation or a prolonged period of moderate inflation, in the United States or globally. Any prolonged or significant decrease in consumer spending on entertainment activities could result in reduced play levels on our participation games, causing our cash flows and revenues from a large share of our recurring revenue products to decline.

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

The COVID-19 pandemic negatively impacted the global economy, with particular impact to the gaming industry, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in the financial markets, and increased unemployment levels. In addition, the pandemic resulted in temporary closures of many businesses, including those of our casino customers in 2020, and resulted in the institution of physical distancing and sheltering in place requirements in many states and communities. Incidents like this may adversely affect our revenue and profitability. Furthermore, the pandemic impaired and similar events could continue to impair our ability to maintain sufficient liquidity, particularly if casinos and other gaming businesses close again or physical distancing and other COVID-19-protective measures prevent them from opening at full capacity, the impact on the global economy worsens and further impacts the disposable income available to our casino customers’ patrons, or customers continue to delay making payments to us under existing obligations. Furthermore, because of changing economic and market conditions affecting the gaming industry, our ability to achieve our business objectives have been impacted and may continue to be impacted in the future. Our business operations may be disrupted because our workforce may be subject to illness, quarantines, government actions, and other restrictions imposed in connection with a pandemic. As a result, the Company may take several actions to adapt such as implementing short-term furloughs, company-wide salary reductions, and workforce reductions. In such situations we may need to seek additional debt or equity financing or, if needed and to the extent available, under federal programs. The extent to which the COVID-19 pandemic or future similar events will further impact our business, results of operations, and financial condition, as well as our capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

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

Although we plan to maintain our compliance with applicable laws as they evolve, there can be no assurance that we will do so, and that law enforcement or gaming regulatory authorities will not seek to restrict our business in their jurisdictions or institute enforcement proceedings if we are not compliant. Moreover, in addition to the risk of enforcement action, we are also at risk of loss of business reputation in the event of any potential legal or regulatory investigation whether or not we are ultimately accused of or found to have committed any violation. A negative regulatory finding or ruling in one jurisdiction could have adverse consequences in other jurisdictions, including with gaming regulators. Furthermore, the failure to become licensed, or the loss or conditioning of a license, in one market may have the adverse effect of preventing licensing in other markets or the revocation of licenses we already maintain.

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

Some United States jurisdictions have introduced or proposed smoking bans in public venues, including casinos, which may reduce player traffic in the facilities of our current and prospective customers, which may reduce revenues on our participation EGMs, table product lease and license revenue or impair our future growth prospects and therefore may adversely impact our revenues in those jurisdictions. Other participants in the gaming industry have reported declines in gaming revenues following the introduction of a smoking ban in jurisdictions in which they operate and we cannot predict the magnitude or timing of any decrease in revenues resulting from the introduction of a smoking ban in any jurisdiction in which we operate.

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

We enter into agreements to provide financing for construction, expansion, or remodeling of gaming facilities, primarily in the state of Oklahoma, and have entered into agreements in other jurisdictions to provide loans and advances to route operators to acquire location contracts and fund working capital. Under these agreements, we secure long-term contracts for game placements under either a revenue share or daily fee basis in exchange for the loans and advances. We may not, however, realize the anticipated benefits of any of these strategic relationships or financings as our success in these ventures is dependent upon the timely completion of the gaming facility, the placement of our EGMs, and a favorable regulatory environment.

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

Companies are under increasing attack by cybercriminals around the world. While we implement security measures within our operations and systems, those measures may not prevent cybersecurity breaches; the access, capture, or alteration of information by criminals; the exposure or exploitation of potential security vulnerabilities; distributed denial of service attacks; the installation of malware or ransomware; acts of vandalism; computer viruses; or misplaced data or data loss that could be detrimental to our reputation, business, financial condition, and results of operations. Third parties, including our vendors, could also be a source of security risk to us in the event of a failure of their own products, components, networks, security systems, and infrastructure. Additionally, as many of our employees work remotely, there exists a risk to our internal networks in the event that our employees' devices, networks, and security systems become compromised. Further, we cannot be certain that advances in criminal capabilities, new discoveries in the field of cryptography, or other developments will not compromise or breach the technology protecting the networks that access our products and services.

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

Our EGMs have experienced anomalies and fraudulent manipulation in the past. Games and EGMs may be replaced by casinos and other EGM operators if they do not perform according to expectations, or they may be shut down by regulators. The occurrence of anomalies in, or fraudulent manipulation of, our EGM or our other gaming products and services (including our interactive products and services), may give rise to claims from players and claims for lost revenue and profits and related litigation by our customers or players and may subject us to investigation or other action by regulatory authorities, including suspension or revocation of our licenses or other disciplinary action. Additionally, in the event of the occurrence of any such issues with our products and services, substantial engineering and marketing resources may be diverted from other projects to correct these issues, which may delay other projects and the achievement of our strategic objectives.

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

We may be impacted by severe weather and other geological events, including hurricanes, earthquakes, floods or tsunamis that could disrupt our operations or the operations of our customers, suppliers, data service providers and regulators. Natural disasters or other disruptions at any of our facilities or our suppliers’ facilities may impair or delay delivery of our products and services. Additionally, disruptions experienced by our regulators due to natural disasters or otherwise could delay our introduction of new products or entry into new jurisdictions where regulatory approval is necessary. Adverse weather conditions, particularly flooding, tornadoes, heavy snowfall and other extreme weather conditions often deter our customers' players from traveling or make it difficult for them to frequent the sites where our games are installed. If any of those sites experienced prolonged adverse weather conditions, or if the sites in Oklahoma, where a significant number of our games are installed, simultaneously experienced adverse weather conditions, our results of operations and financial condition would be materially and adversely affected. While we insure against certain business interruption risks, we cannot provide any assurance that such insurance will compensate us for any losses incurred as a result of natural or other disasters. Any serious disruption to our operations, or those of our customers, our suppliers or our regulators, could have a material adverse effect on the results of our operations.

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

We operate in jurisdictions outside of the United States, principally in Mexico and on tribal lands of Native American tribes as well as RMG online operations in the United Kingdom and Europe. In addition to these locations, we have employees and contractors in Australia, Brazil, Ukraine, India, and Israel. The developments noted below, among others, could adversely affect our financial condition and results of operations:

•	social, political or economic instability;
•	additional costs of compliance with international laws or unexpected changes in regulatory requirements;
•	tariffs and other trade barriers including shipping and importation stoppages;
•	fluctuations in foreign exchange rates outside the United States;
•	adverse changes in the creditworthiness of parties with whom we have significant receivables or forward currency exchange contracts;
•	expropriation, nationalization and restrictions on repatriation of funds or assets;
•	difficulty protecting our intellectual property;
•	recessions in foreign economies;
•	difficulties in maintaining foreign operations;
•	changes in consumer tastes and trends;
•	risks associated with compliance with anti-corruption laws;
•	acts of war or terrorism; and
•	United States government requirements for export.

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

The invasion of Ukraine by Russian troops and the retaliatory measures taken by the U.S., NATO and other countries as well as the conflict in Israel and Palestine have created global security concerns and economic uncertainty that could have a lasting impact on regional and global economies. We have approximately 30 contractors located in the Ukrainian region and 5 employees in Israel. These contractors and employees work in our interactive business and provide services that assist in the operations of our remote gaming servers used for RMG, development services and operations of our social casino revenues. While these contractors and employees perform their services remotely, given the escalating tensions and uncertainty in these regions, they are likely to experience delays in performing such services and may be unable to perform such services altogether. Moreover, our interactive business is likely to experience service disruptions or delays as a result of the conflict. We do not source products from these regions, nor do we have essential equipment in Ukraine or Israel. We are also taking action to mitigate any impacts of any disruptions caused by the conflict, which include diverting service and support resources outside of the affected regions.

The Company supplies certain equipment pursuant to the North American Free Trade Agreement or NAFTA (now known as the U.S.-Mexico-Canada Agreement or USMCA) and may be subject to audits, assessments, and penalties for non-compliance. While the Company maintains records to support such inquiries and confirm its compliance, the Company cannot be certain that it will not face costs and penalties for non-compliance which may be material to the Company. The Company's ability to import finished goods and raw materials into Mexico may be affected by changes in local regulations and government policies regarding such importations.

Foreign currency exchange rate fluctuations and other risks could impact our business.

For the year ended December 31, 2023, we derived approximately 11% of our revenue from customers outside of the United States. Our consolidated financial results are affected by foreign currency exchange rate fluctuations. Foreign currency exchange rate exposures arise from current transactions and anticipated transactions denominated in currencies other than U.S. dollars and from the translation of foreign currency denominated balance sheet accounts into U.S. dollar-denominated balance sheet accounts. We are exposed to currency exchange rate fluctuations because portions of our revenue and expenses are denominated in currencies other than the U.S. dollar, particularly the Mexican peso. If a foreign currency is devalued in a jurisdiction in which we are paid in such currency, we may require our customers to pay higher amounts for our products, which they may be unable or unwilling to pay.

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

We are impacted by increasing stakeholder interest in public company performance, disclosure, and goal-setting with respect to environmental, social and governance (“ESG”) matters.

In response to growing customer, investor, employee, governmental and other stakeholder interest in our ESG practices, including our procedures, standards, and performance metrics, we have increased reporting of our ESG programs. Our ability to achieve any objective, including with respect to ESG initiatives, is subject to numerous risks, many of which are outside of our control. Examples of such risks include, but are not limited to: (i) the availability and cost of low-energy sources and technologies; (ii) evolving regulatory requirements affecting ESG standards or disclosures; (iii) the availability of suppliers that can meet our sustainability, diversity and other standards; (iv) our ability to recruit, develop, and retain diverse talent in our labor markets; and (v) the impact of our organic growth and acquisitions of businesses or operations. In addition, frameworks for tracking and reporting on ESG matters have not been standardized and continue to evolve. Our processes and controls for reporting of ESG matters may not always comply with evolving and disparate standards for identifying, measuring, and reporting ESG metrics, our interpretation of reporting standards may differ from those of others, and such standards may change over time, any of which could result in significant revisions to our ESG disclosures and objectives. In addition, certain of our products and services may be unattractive to certain investors and may cause us to be increasingly subject to ESG-driven investment practices that preclude investment in our debt and equity securities.

To the extent our ESG practices do not meet, or viewed as not meeting, evolving investor or other stakeholder expectations, then our reputation, our ability to attract or retain employees and our attractiveness as a gaming supplier, business partner or acquiror could be negatively impacted. Our failure, or perceived failure, to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could have similar negative impacts and expose us to government enforcement actions and private litigation.

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

We generate a substantial amount of our total revenue in one state.

For the year ended December 31, 2023, approximately 21% of our total revenue was derived from the state of Oklahoma. The significant concentration of our revenue in Oklahoma means that local economic, regulatory and licensing changes in the state may adversely affect our business disproportionately to changes in national economic conditions, including adverse economic declines or slower economic recovery from prior declines. While we continue to seek to diversify the markets in which we operate, changes to our business, operations, game performance and customer relationships in the state, due to changing gaming regulations or licensing requirements, higher taxes, increased competition, declines in market revenue share percentages or otherwise, could have a material and adverse effect on or financial condition and results of operations. In addition, changes in our relationship with our largest customers, including any disagreements or disputes, a decrease in revenue share, removal of EGMs or non-renewal of contracts, could have a material and adverse effect on our financial condition and results of operations.

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

We have a history of net losses and a significant accumulated deficit, and we may not achieve or maintain profitability in the future.

As of December 31, 2023, we had an accumulated deficit of approximately $353.0 million, as a result of historical net losses. These losses have resulted principally from depreciation and amortization, interest, research and development, sales and marketing and administrative expenses. We also expect our costs to increase in future periods. For example, we intend to expend significant funds to expand our sales and marketing operations, develop new products, expand into new markets, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of other reasons, including the other risks described in this Form 10-K, and unforeseen expenses, difficulties, complications and delays, and other unknown events. While we believe our growth strategy will help us achieve profitability, there can be no guarantee. If we are unable to achieve and sustain profitability, our stock price may significantly decrease.

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

In addition, there can be no assurance regarding when or the extent to which we will be able to realize any anticipated financial or operational benefits, synergies or cost savings from these acquisitions. We may also incur greater costs than estimated to achieve all the synergies and other benefits from an acquisition. Integration may also be difficult, unpredictable and subject to delay because of possible company culture conflicts and different opinions on technical decisions and product roadmaps. We may be required to integrate or, in some cases, replace, numerous systems, such as those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll, data privacy and security and regulatory compliance.

Failure to attract, retain and motivate key employees may adversely affect our ability to compete.

Our success depends largely on recruiting and retaining talented employees. The market for qualified, licensable executives and highly skilled, technical workers, such as content developers, is intensely competitive. The loss of key employees or an inability to hire enough technical workers could limit our ability to develop successful products, cause delays in getting new products to market, cause disruptions to our customer relationships or otherwise adversely affect our business. Experienced and capable personnel in the casino and gaming industry remain in high demand, and there is continual competition for their talents. Although we believe our compensation, benefits and other employment amenities are competitive in the markets in which we compete for talent, we may have difficulty attracting sufficiently experienced and capable personnel or retaining and motivating talented employees, and in such events our business may suffer.

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

We are subject to taxation in the United States, Canada, Mexico, the United Kingdom, Brazil, Australia, Israel, Malta and Gibraltar. Significant judgment is required to determine and estimate tax liabilities and there are many transactions and calculations where the ultimate tax determination is uncertain. Our future annual and quarterly effective tax rates could be affected by numerous factors, including changes in the applicable tax laws; the composition of pre-tax income in jurisdictions with differing tax rates; the valuation of or valuation allowances against our deferred tax assets and liabilities and substantive changes to tax rules and the application thereof by United States federal, state, local and foreign governments, all of which could result in materially higher corporate taxes than would be incurred under existing tax law or interpretation and could adversely affect our profitability. It is possible that future tax audits or changes in tax regulation may require us to change our prior period tax returns and to incur additional costs. This may negatively affect future period results.

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

If we are not able to maintain adequate internal control over our financial reporting, it could adversely affect our reputation and business.

We are responsible for establishing and maintaining adequate internal control over financial reporting. If we cannot maintain and execute adequate internal control over financial reporting or when necessary implement new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we may suffer harm to our reputation, fail to meet our public reporting requirements on a timely basis or be unable to properly report on our business and our results of operations, cash flows and financial condition. Additionally, the inherent limitations of internal controls over financial reporting may not prevent or detect all misstatements or fraud, regardless of the adequacy of those controls.

Risks Related to Our Capital Structure

Our substantial indebtedness could adversely affect our ability to raise additional capital or to fund our operations, expose us to interest rate risk to the extent of our variable rate debt, limit our ability to react to changes in the economy, and prevent us from making debt service payments.

We are a highly leveraged company. As of December 31, 2023, we had $566.8 million aggregate principal amount of outstanding indebtedness, in addition to $40.0 million available for borrowing under the revolving credit facility at that date. For the year ended December 31, 2023, we had debt service costs of $59.2 million.

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

In addition, our senior secured credit agreement contains restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all our indebtedness.

We may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in the credit facility. If new indebtedness is added to our current debt levels, the related risks described above could intensify.

We may not be able to generate sufficient cash to service all our indebtedness, and we may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.

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

We will continue to incur significant costs and devote substantial management time as a result of operating as a public company.

As a public company, we will continue to incur significant legal, accounting, insurance and other expenses. For example, we are required to comply with certain requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the Securities and Exchange Commission, and the New York Stock Exchange, our stock exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We expect that compliance with these requirements continue to result in increased legal and financial compliance costs and will continue to make some activities more time consuming and costly. In addition, we expect that our management and other personnel will continue to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to continue incurring significant expenses and devote substantial management effort toward ensuring compliance with the requirements of the Sarbanes-Oxley Act. In that regard, we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

We have incurred and we expect to incur additional management time and cost to comply with the more stringent reporting requirements applicable to companies that are deemed accelerated filers or large accelerated filers, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

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

As of December 31, 2023, we had 411,052,326 shares of common stock authorized but unissued. Our amended and restated articles of incorporation authorize us to issue these shares of common stock and options, rights, warrants and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved 2,561,656 shares for issuance upon exercise of outstanding stock options and restricted shares. Any common stock that we issue, including under our new equity incentive plan or other equity incentive plans that we may adopt in the future, as well as under outstanding options would dilute the percentage ownership held by the investors who purchase common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted software as a service vendors, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and our production server environments (“Information Systems and Data”).

Our information technology team with oversight from our Chief Financial Officer as well as specific resources that manage our production server environment help identify, assess and manage the Company’s cybersecurity threats and risks. The team includes credentialed professionals whose experience and current duties include the identification and management of cyber risks. Our information technology team identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example manual tools, automated tools, analyzing reports of threats and actors, conducting scans of the threat environment, evaluating our and our industry’s risk profile, internal and external audits, third party threat assessments, conducting vulnerability assessments, use of external intelligence feeds, subscribing to reports and services that identify a cybersecurity threats, and evaluating threats reported to us.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: incident detection and response, disaster recovery plans, encryption of data, network security controls, data segregation, access controls, physical security, asset management, tracking and disposal, systems monitoring, employee training, and penetration testing.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, the information technology team works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business and reports to the audit committee of the board of directors, which evaluates our overall enterprise risk.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example threat intelligence service providers, cybersecurity consultants, cybersecurity software providers and penetration testing firm consultants.

We use third-party service providers to perform a variety of functions throughout our business, such as third party content providers, application providers and contract manufacturing organizations.

In the last three fiscal years, we have not experienced any material cybersecurity incidents and the expenses we have incurred from cybersecurity incidents were immaterial. For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including the following:

•	We rely on information technology and other systems and any failures in our systems could disrupt our business and adversely impact our results.
•	Due to the ever-changing threat landscape, our operations and services may be subject to certain risks, including hacking or other unauthorized access to control or view systems.
•	Our business is dependent on the security and integrity of the systems and products we offer.

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including the information technology team at the direction of our Chief Financial Officer.

Our executive team including our Chief Executive Officer, Chief Financial Officer and Chief Legal Officer are responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. This executive team is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response and vulnerability management policies are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our Chief Executive Officer, Chief Financial Officer and Chief Legal Officer. Our information technology team works with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified.  In addition, the Company’s incident response and vulnerability management policies include reporting to the audit committee of the board of directors for certain cybersecurity incidents including significant breaches to the Company's networks or systems.

The audit committee receives regular reports from the information technology team concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The audit committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

ITEM 2. PROPERTIES.

We currently lease the following properties:

Location	Purpose	Square Footage	Segment
Oklahoma City, Oklahoma	Administrative offices, manufacturing and warehousing	144,233	EGM, Table Products
Duluth, Georgia	Research and development	55,264	EGM
Las Vegas, Nevada	Corporate headquarters, manufacturing and warehousing	25,088	EGM, Table Products
Atlanta, Georgia	Research and development	19,533	EGM
Mexico City, Mexico	Warehousing	18,191	EGM
Sydney, Australia	Research and development	8,805	EGM
Sydney, Australia	Research and development	8,450	EGM
Austin, Texas	Research and development	4,047	EGM
Mexico City, Mexico	Administrative offices	3,972	EGM
Reno, Nevada	Research and development	3,705	EGM
Scottsdale, Arizona	Research and development	2,750	EGM
Tel Aviv, Israel	Research and development	1,850	Interactive
Hinckley, United Kingdom	Administrative offices	1,452	Interactive
Gibraltar	Administrative offices	172	Interactive

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

Holders

On March 1, 2024, we had 4 holders of record.

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

Equity Compensation

Information regarding the Company’s equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Stockholder Return Performance Graph

The following graph compares the cumulative total return to stockholders on our then outstanding shares of common stock, the New York Stock Exchange (“NYSE”) Composite Index and indices of our peer group companies that operate in industries or lines of business similar to ours from December 31, 2018 through December 31, 2023. Our peer group companies consist of Aristocrat Leisure Ltd. (ALL.AX, ARLUF.PK), International Game Technology Plc. (New York Stock Exchange: IGT), Everi Holdings Inc. (New York Stock Exchange: EVRI) and Light & Wonder Inc. (Nasdaq Composite Index: LNW).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among PlayAGS, Inc., the NYSE Composite Index,
and a Peer Group

$300
$250
$200
$150
$100
$50
$0
12/18
12/19
12/20
12/21
12/22
12/23
PlayAGS, Inc.
NYSE Composite
Peer Group

*$100 invested on 12/31/18 in stock or index, including reinvestment of dividends.
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

For a discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Overview

We are a leading designer and supplier of EGMs and other products and services for the gaming industry. We operate our business in three distinct segments: EGMs, Table Products and Interactive. Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line. Founded in 2005, we historically focused on supplying EGMs, including slot machines, video bingo machines, and other electronic gaming devices, to the Native American gaming market. Since 2014, we have expanded our product line-up to include: (i) Class III EGMs for commercial and Native American casinos permitted to operate Class III EGMs, (ii) table game products and (iii) interactive products, all of which we believe provide us with growth opportunities as we expand in markets where we currently have limited or no presence. For the year ended December 31, 2023, approximately 67% of our total revenue was generated through recurring contracted lease agreements whereby we place EGMs and table game products at our customers’ gaming facilities under either a revenue sharing agreement (we receive a percentage of the revenues that these products generate) or fee-per-day agreement (we receive a daily or monthly fixed fee per EGM or table game product), or recurring revenue from our Interactive gaming operations.

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

Results of Operations

Year Ended December 31, 2023 compared to the Year Ended December 31, 2022

The following tables set forth certain selected audited consolidated financial data for the periods indicated (in thousands):

	Year ended December 31,		$	%
	2023	2022	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$240,237	$223,802	$16,435	7.3%
Equipment sales	116,299	85,634	30,665	35.8%
Total revenues	356,536	309,436	47,100	15.2%
Operating expenses
Cost of gaming operations	50,278	42,200	8,078	19.1%
Cost of equipment sales	54,849	44,472	10,377	23.3%
Selling, general and administrative	73,248	67,728	5,520	8.2%
Research and development	42,385	39,628	2,757	7.0%
Write-downs and other charges	1,434	1,923	(489)	(25.4)%
Depreciation and amortization	76,949	75,516	1,433	1.9%
Total operating expenses	299,143	271,467	27,676	10.2%
Income from operations	57,393	37,969	19,424	51.2%
Other expense (income)
Interest expense	57,426	40,608	16,818	41.4%
Interest income	(1,855)	(1,059)	(796)	75.2%
Loss on extinguishment and modification of debt	-	8,549	(8,549)	(100)%
Other expense	109	131	(22)	(16.8)%
Income (loss) before income taxes	1,713	(10,260)	11,973	(116.7)%
Income tax (expense) benefit	(1,285)	2,225	(3,510)	(157.8)%
Net income (loss)	$428	$(8,035)	$8,463	(105.3)%

Revenues

Gaming Operations. Gaming operations revenue increased primarily due to an increase in our EGM segment. EGM RPD increased 7.7% compared to the prior year from $24.27 per day to $26.14 per day. The increase in gaming operations revenue is also attributable to an increase of 364 units in our Tables segment.

Equipment Sales. The increase in equipment sales was primarily due to an increase of 1,225 EGMs sold year over year. The increase in equipment sales was further supported by the increase sale in Table units, which resulted in $1.7 million of increased equipment sales revenue.

Operating Expenses

Cost of Gaming Operations. The increase in the cost of gaming operations was primarily the result of increased field service and support costs of $4.4 million primarily related to headcount and personnel cost, as well as other direct expenses and related costs compared to the prior year period due to increased activity. As a percentage of gaming operations revenue, costs of gaming operations was 20.9% and 18.9% for the years ended December 31, 2023 and December 31, 2022, respectively.

Cost of Equipment Sales. The increase in cost of equipment sales is attributable to the increase in the number of units sold compared to the prior period. We sold 5,244 EGM units during the year ended December 31, 2023, compared to 4,019 EGM units in the prior year period. As a percentage of equipment sales revenue, costs of equipment sales was 47.2% for the year ended December 31, 2023 compared to 51.9% for the prior year period, which improved year over year due to an increase in equipment sales price and a change in the mix of products sold.

Selling, General and Administrative. The increase in selling, general, and administrative expenses is due to a $6.2 million increase in salaries and benefits, offset by a $1.5 million decrease in professional and consulting fees.

Research and Development. The increase in research and development expense is primarily due to a $4.0 million increase in salaries and benefit, offset by a decrease in stock-based compensation along with professional and consulting fees.

Write-downs and Other Charges. During the year ended December 31, 2023, the Company recognized $1.4 million in write-downs and other charges primarily related to the impairment of intangible assets and the disposal of long-lived assets.

During the year ended December 31, 2022, the Company recognized $1.9 million in write-downs and charges primarily related to a fair value adjustment to contingent consideration (the Company used level 3 fair value inputs based on projected cash flows).

Depreciation and Amortization. The increase was predominantly due to an increase in depreciation expense of $2.2 million driven by purchases of property and equipment, offset by a decrease of $0.8 million in amortization expense.

Other Expense (Income)

Interest Expense. The increase in interest expense is primarily attributable to an increase in our effective interest rate in the current year, offset by a decrease in the amount outstanding on the term loan borrowing facility from entering into the Amended Credit Agreement in the prior year. See Item 1. "Financial Statements" Note 5. "Long-Term Debt" for a detailed discussion regarding long-term debt.

Interest Income. The increase in interest income is primarily attributable to the increased extended payment term sales.

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

Income Taxes. The Company’s effective income tax rate for the year ended December 31, 2023, was an expense of 75.0%. The difference between the federal statutory rate of 21.0% and the Company’s effective tax rate for the year ended December 31, 2023, was primarily due to changes in our valuation allowance on deferred tax assets, various permanent items including tax credits and US tax on foreign income, and the expiration of the applicable statute of limitations for certain uncertain tax positions.

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

The tables below present each of the Adjusted Expenses and include a reconciliation to the nearest GAAP measure.

Electronic Gaming Machines

Year Ended December 31, 2023 compared to the Year Ended December 31, 2022

	Year Ended December 31,		$	%
(amounts in thousands except unit data)	2023	2022	Change	Change
EGM segment revenues:
Gaming operations	$213,079	$199,274	$13,805	6.9%
Equipment sales	113,974	85,057	28,917	34.0%
Total EGM revenues	$327,053	$284,331	$42,722	15.0%

EGM segment expenses and adjusted expenses:
Cost of gaming operations(1)	$46,433	$39,078	$7,355	18.8%
Less: Adjustments(2)	4,556	2,785	1,771	63.6%
Adjusted cost of gaming operations	41,877	36,293	5,584	15.4%

Cost of equipment sales	54,173	44,301	9,872	22.3%

Selling, general and administrative	67,217	61,554	5,663	9.2%
Less: Adjustments(3)	9,870	10,084	(214)	(2.1)%
Adjusted cost of selling, general and administrative	57,347	51,470	5,877	11.4%

Research and development	35,894	34,116	1,778	5.2%
Less: Adjustments(4)	2,252	3,006	(754)	(25.1)%
Adjusted cost of research and development	33,642	31,110	2,532	8.1%

Accretion of placement fees	6,273	6,345	(72)	(1.1)%

EGM Adjusted EBITDA	$146,287	$127,502	$18,785	14.7%

EGM Business Segment Key Performance Indicators ("KPI's"):
EGM gaming operations:
EGM installed base:
Class II	11,193	11,251	(58)	(0.5)%
Class III	5,250	5,075	175	3.4%
Domestic installed base, end of period	16,443	16,326	117	0.7%
International installed base, end of period	6,126	6,244	(118)	(1.9)%
Total installed base, end of period	22,569	22,570	(1)	(0.0)%

EGM revenue per day ("RPD"):
Domestic revenue per day	$32.63	$31.48	$1.15	3.7%
International revenue per day	$8.87	$6.92	$1.95	28.2%
Total revenue per day	$26.14	$24.27	$1.87	7.7%

EGM equipment sales
EGM units sold	5,244	4,019	1,225	30.5%
Average sales price ("ASP")	$20,117	$19,372	$745	3.8%

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

Gaming Operations Revenue

Gaming operations revenue increased primarily due to an increase in our EGM RPD which increased by 7.7% compared to the prior year, from $24.27 per day to $26.14 per day.

Equipment Sales

The increase in equipment sales was primarily due to an increase of 1,225 EGMs sold year over year. We sold 5,244 EGM units for the year ended December 31, 2023, compared to 4,019 EGM units in the prior year period.

EGM Adjusted EBITDA

EGM Adjusted EBITDA includes revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write-downs and other charges, accretion of placement fees, as well as other costs. See Item 15. “Exhibits and Financial Statement Schedules” Note 13. "Operating Segments" for further explanation of adjustments. The increase in EGM Adjusted EBITDA is attributable to the increase in revenue described above, offset by the related increase in cost of gaming operations, cost of equipment sales, as well as operating expenses. EGM Adjusted EBITDA margin was 44.7% and 44.8% for the years ended December 31, 2023 and December 31, 2022, respectively.

Table Products

Year Ended December 31, 2023 compared to Year Ended December 31, 2022

	Year Ended December 31,		$	%
(amounts in thousands except unit data)	2023	2022	Change	Change
Table Products segment revenues:
Gaming operations	$15,381	$14,343	$1,038	7.2%
Equipment sales	2,325	577	1,748	302.9%
Total Table Products revenues	$17,706	$14,920	$2,786	18.7%

Table Products segment expenses and adjusted expenses:
Cost of gaming operations(1)	$2,084	$1,321	$763	57.8%
Less: Adjustments(2)	393	363	30	8.3%
Adjusted cost of gaming operations	1,691	958	733	76.5%

Cost of equipment sales	676	171	505	295.3%

Selling, general and administrative	3,917	3,326	591	17.8%
Less: Adjustments(3)	368	272	96	35.3%
Adjusted cost of selling, general and administrative	3,549	3,054	495	16.2%

Research and development	2,061	2,030	31	1.5%
Less: Adjustments(4)	63	74	(11)	(14.9)%
Adjusted cost of research and development	1,998	1,956	42	2.1%

Table Products Adjusted EBITDA	$9,792	$8,781	$1,011	11.5%

Table Products unit information:
Table products installed base, end of period	5,415	5,051	364	7.2%
Average monthly lease price	$238	$243	$(5)	(2.1)%

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

Gaming Operations Revenue

The increase in Table Products gaming operations revenue is attributable to an increase in the Table Products installed base. The continuing success of our progressives such as Super 4 Poker, Bonus Spin Xtreme, Pax S and Dex shufflers, as well as the Lucky Lucky acquisition (for a detailed description of acquisitions, See Item 1. "Financial Statements" Note 16. "Acquisitions"), are the primary drivers of the increase in the Table Products installed base compared to the prior year period.

Equipment Sales

The increase in equipment sales is primarily due to an increase in the sale of our PAX S single-deck shufflers in the current period.

Tables Products Adjusted EBITDA

Table Products Adjusted EBITDA includes the revenues and operating expenses from the Table Products segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 15. “Exhibits and Financial Statement Schedules” Note 13. "Operating Segments" for further explanation of adjustments. The increase in Table Products Adjusted EBITDA is attributable to the increases in gaming operations revenue and equipment sales, offset by an increase in cost of equipment sales and gaming operations as well as operating expenses.

Interactive

Year Ended December 31, 2023 compared to Year Ended December 31, 2022

	Year Ended December 31,		$	%
(amounts in thousands)	2023	2022	Change	Change
Interactive segment revenue:
Gaming Operations	$11,777	$10,185	1,592	15.6%
Total Interactive revenue	$11,777	$10,185	1,592	15.6%

Interactive segment expenses and adjusted expenses:
Cost of gaming operations(1)	$1,761	$1,801	(40)	(2.2)%

Selling, general and administrative	2,114	2,848	(734)	(25.8)%
Less: Adjustments(2)	(666)	258	(924)	(358.1)%
Adjusted cost of selling, general and administrative	2,780	2,590	190	7.3%

Research and development	4,430	3,482	948	27.2%
Less: Adjustments(3)	82	48	34	70.8%
Adjusted cost of research and development	4,348	3,434	914	26.6%

Interactive Adjusted EBITDA	$2,888	$2,360	528	22.4%

(1) Exclusive of depreciation and amortization.

(2) Adjustments to selling, general and administrative expense include non-cash stock compensation expense, restructuring and severance, legal and litigation expenses including settlement payments and other adjustments.

(3) Adjustments to research and development costs include non-cash stock compensation expense.

Total Interactive Revenue

The increase in gaming operations revenue is primarily attributable to an increase in RMG revenues from Canadian and the U.S.-based operators, offset by decreased revenue from international customers and our social casino revenues due to our decision to strategically refocus our resources on growth opportunities within the regulated North American RMG market.

Interactive Adjusted EBITDA

Interactive Adjusted EBITDA includes the revenues and operating expenses from the Interactive segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 15. “Exhibits and Financial Statement Schedules” Note 13. "Operating Segments" for further explanation of adjustments. The increase in Interactive Adjusted EBITDA is primarily attributable to an increase in revenue, offset by an increase in operating expenses.

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

The following tables reconcile net income (loss) attributable to PlayAGS, Inc. to total Adjusted EBITDA (amounts in thousands):

Year Ended December 31, 2023 compared to the Year Ended December 31, 2022

	Year Ended December 31,		$	%
	2023	2022	Change	Change
Net income (loss)	$428	$(8,035)	8,463	(105.3)%
Income tax expense (benefit)	1,285	(2,225)	3,510	(157.8)%
Depreciation and amortization	76,949	75,516	1,433	1.9%
Interest expense, net of interest income and other	55,680	39,680	16,000	40.3%
Loss on extinguishment and modification of debt(1)	-	8,549	(8,549)	100.0%
Write-downs and other(2)	1,434	1,923	(489)	(25.4)%
Other adjustments(3)	2,084	2,225	(141)	(6.3)%
Other non-cash charges(4)	9,843	9,117	726	8.0%
Non-cash stock-based compensation(5)	11,264	11,893	(629)	(5.3)%
Total Adjusted EBITDA	$158,967	$138,643	20,324	14.7%

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

(3) Other adjustments are primarily composed of the following:

•

Costs and inventory and receivable valuation charges associated with pandemic-related events, professional fees incurred for projects, costs incurred related to public offerings, contract cancellation fees and other transaction costs deemed to be non-operating in nature;

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

Contractual Obligations

As of December 31, 2023, the Company is contractually obligated to make future cash payments related to our long-term debt, operating lease liability, placement fees payable, and other miscellaneous obligations.

For a description of contractual obligations related to long-term debt that include mandatory quarterly principal and interest payments, see Item 15. “Exhibits and Financial Statement Schedules” Note 5. "Long-Term Debt".

For a description of contractual obligations related to our operating lease liability, see Item 15. “Exhibits and Financial Statement Schedules” Note 14. "Leases".

As of December 31, 2023, we have a total contractual obligation to make future cash payments for placement fees of $9.5 million, $6.3 million of which is due in the next twelve months, and the remaining balance of $3.2 million is due in 2025.

Based on the cash and cash equivalents on hand as of December 31, 2023, our expected cash flows from operating activities, as well as availability in our undrawn revolving credit facility, management believes that the Company has sufficient liquidity to fund its operating requirements and meet its obligations as they become due for at least the next twelve months after the financial statements are issued.

Indebtedness

First Lien Credit Facilities

For a detailed description of indebtedness, see Item 1. "Financial Statements" Note 5. "Long-Term Debt".

As of December 31, 2023, there were no required financial covenants for our debt instruments.

Finance Leases

The Company has entered into leases for vehicles that are accounted for as finance leases, as described in Item 15. “Exhibits and Financial Statement Schedules” Note 5. "Long-Term Debt".

Liquidity and Capital Resources

We expect that primary ongoing liquidity requirements for the next twelve months after the financial statements are issued will be for operating capital expenditures, working capital, debt servicing, game development and other customer acquisition activities. We expect to finance these liquidity requirements through a combination of cash on hand, cash flows from operating activities, and if necessary, additional financing.

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

As of December 31, 2023, the Company had $50.9 million in cash and cash equivalents and $40.0 million available to draw under its revolving credit facility. As of December 31, 2023, management believes that the Company has sufficient liquidity to fund its operating requirements and meet its obligations as they become due for at least the next twelve months after the financial statements are issued.

The following table summarizes our historical cash flows (in thousands):

	Year ended December 31,		$
	2023	2022	Change
Cash Flow Information:
Net cash provided by operating activities	$86,199	$77,709	8,490
Net cash (used in) investing activities	(58,818)	(72,088)	13,270
Net cash (used in) financing activities	(14,180)	(62,720)	48,540
Effect of exchange rates on cash and cash equivalents	68	13	55
Net increase (decrease) in cash and cash equivalents	$13,269	$(57,086)	70,355

Operating activities

The increase in cash provided by operating activities is primarily attributable to the improvement in our net income adjusted for non-cash expenses that increased by $8.6 million, offset by a decrease of $0.2 million in the use of cash related for assets and liabilities that relate to operations.

Investing activities

The decrease in cash used in investing activities was primarily due to a $9.8 million decrease in purchases of property plant and equipment and a $4.8 million decrease in business acquisitions, offset by a $2.3 million increase in software development and other expenditures and a $1.2 million increase in collections on customer notes receivable.

Financing activities

The decrease in cash used in financing activities of $48.5 million is primarily attributable to the reduction of debt principal and payment of related debt issuance costs in conjunction with our entering into The Credit Agreement as described in Item 1. “Financial Statements” Note 5. "Long-Term Debt".

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

The Company tests for possible impairment of indefinite lived intangible assets at least annually, on October 1. The Company performed a qualitative assessment as of October 1, 2023 on the EGM and Table Products reporting units as well as the AGS tradename and determined that it was not more likely than not that the fair value of the EGM and Table Products reporting units and AGS tradename were less than their carrying amounts as of the assessment date of October 1, 2023. In this assessment, we relied on several qualitative factors such as industry and macroeconomic conditions, as well as current projected cash flows and the last quantitative analysis performed, that concluded the excess fair values over carrying values for the EGM and Table Products reporting units were $113.4 million and $8.9 million, respectively and the AGS tradename excess fair value over carrying value was $85.0 million. There is no balance of goodwill in the Company’s other reporting unit.

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

Interest Rates

Our primary exposure to market risk is interest rate risk associated with our long-term debt, which accrues interest at variable rates. Certain of our debt instruments accrue interest at SOFR subject to an interest rate floor plus an applicable margin rate. In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt and equity capital to sustain our operations. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. As of December 31, 2023, approximately less than 1% of our debt were fixed-rate instruments. Assuming a constant outstanding balance for our variable-rate long term debt, a hypothetical 1% decrease in interest rates would decrease interest expense by $5.6 million, while a hypothetical 1% increase in interest rates would increase interest expense by $5.6 million.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures are effective to ensure information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for an assessment of the effectiveness of internal control over financial reporting; as such items are defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Our management has performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023. In making its assessment, management has utilized the criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2023 based on criteria in the 2013 Internal Control-Integrated Framework issued by the COSO. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, as stated in their report, which appears in Item 15 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2023 covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K and incorporated by reference to our definitive proxy statement for our 2024 annual meeting of stockholders, or our 2024 Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or Exchange Act. Only those sections of the Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.  If our 2024 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K, the omitted information will be included in an amendment to this Annual Report on Form 10‑K filed not later than the end of such 120-day period

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this item will be set forth in the 2024 Proxy Statement in the sections headed: The Board of Directors; Corporate Governance – Audit Committee; Executive Officers; and Section 16(a) Beneficial Ownership Reporting Compliance and is incorporated herein by reference.

We have adopted a Code of Conduct and Ethics that applies to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions. A current copy of the Code of Conduct and Ethics is available on the Corporate Governance section of our website at www.playags.com. If we make any substantive amendments to the Code of Conduct and Ethics or grants any waiver from a provision of the Code of Conduct and Ethics to any executive officer or director that are required to be disclosed pursuant to SEC rules, we will promptly disclose the nature of the amendment or waiver on our website The information contained on our website is not considered part of, or incorporated by reference into, this Annual Report on Form 10-K or any other filing that we make with the SEC.

ITEM 11. EXECUTIVE COMPENSATION.

The information called for by this item will be set forth in the 2024 Proxy Statement in the sections headed: Executive Compensation; Summary Compensation Table; Director Compensation; and Corporate Governance – Compensation Committee and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this item will be set forth in the 2024 Proxy Statement in the sections headed Security Ownership of Certain Beneficial Owners and Management and  Equity Incentive Plans – Equity Compensation Plan Information and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this item will be set forth in the 2024 Proxy Statement in the section headed Corporate Governance – Director Independence and Certain Relationships and Related Transactions and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for by this item will be set forth in the 2024 Proxy Statement in the section headed Audit-Related Fees, Tax Fees and All Other Fees and is incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this Annual Report on Form 10‑K:

1. Financial Statements

2. Financial Statement Schedules

We have omitted certain other financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements. We have included Schedule I - Financial Information of the Registrant for the years ended December 31, 2023, 2022, and 2021 on page 74 and Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2023, 2022, and 2021 on page 78.

 (b). Exhibits

Exhibit Number	Exhibit Description
3.1

Certificate of Amended and Restated Articles of Incorporation of PlayAGS, Inc., effective January 29, 2018, (incorporated by reference to Exhibit 3.1 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 5, 2019).

3.2	Amended and Restated Bylaws of PlayAGS,Inc., adopted January 29, 2018, (incorporated by reference to Exhibit 3.2 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 5, 2019).

4.6	Description of Capital Stock,(incorporated by reference to Exhibit 4.6 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 4, 2020).

10.1	2014 Managerial Incentive Plan, (incorporated by reference to Exhibit 10.1 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 31, 2015).

10.2	AP Gaming Holdco, Inc. 2014 Long-Term Incentive Plan, (incorporated by reference to Exhibit 10.2 to PlayAGS, Inc.'s Current Report on Form 8-K filed on May 5, 2014)

10.3	Form of Option Agreement, (incorporated by reference to Exhibit 10.3 to PlayAGS, Inc.'s Current Report on Form 8-K filed on May 5, 2014).

10.4	Form of Subscription Agreement, (incorporated by reference to Exhibit 10.4 to PlayAGS, Inc.'s Current Report on Form 8-K filed on May 5, 2014).

10.5	PlayAGS, Inc. Omnibus Incentive Plan, (incorporated by reference to Exhibit 10.9 to PlayAGS, Inc.'s Amended Registration Statement on Form S-1/A filed on January 16, 2018).

10.6	PlayAGS, INC. Omnibus Incentive Plan, Director Stock Award Agreement, (incorporated by reference to Exhibit 10.3 to PlayAGS, Inc.'s Quarterly Report on Form 10-Q filed on November 8, 2018).

10.7	PlayAGS, INC. Omnibus Incentive Plan, Non-Qualified Option Award Agreement, (incorporated by reference to Exhibit 10.4 to PlayAGS, Inc.'s Quarterly Report on Form 10-Q filed on November 8, 2018).

10.8	PlayAGS, INC. Omnibus Incentive Plan, Restricted Stock Unit Award Agreement, (incorporated by reference to Exhibit 10.5 to PlayAGS, Inc.'s Quarterly Report on Form 10-Q filed on November 8, 2018).

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

10.12

Collateral Agreement among AP Gaming, LLC, each Subsidiary Party and Jefferies Finance, LLC, dated as of June 6, 2017, (incorporated by reference to Exhibit 10.4 to PlayAGS, Inc.'s Registration Statement on Form S-1 filed on December 19, 2017).

*10.13	Amendment to that certain First Lien Credit Agreement.

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

10.16	First Amendment to PlayAGS, Inc. Omnibus Plan, (incorporated by reference to Exhibit 10.3 to PlayAGS, Inc.’s Quarterly Report on Form 10-Q filed on August 5, 2020).

10.17

PlayAGS, Inc. Omnibus Incentive Plan, Performance-Based Restricted Stock Unit Award Agreement (form), (incorporated by reference to Exhibit 10.1 to PlayAGS, Inc.’s Current Report on Form 8-K filed on September 18, 2020).

10.18

Incremental Assumption and Amendment Agreement, dated as of February 15, 2022, by and among AP Gaming Holdings, LLC, AP Gaming I, LLC, each subsidiary loan party listed on the signature pages thereof, Jefferies Finance LLC and the lenders party thereto, (incorporated by reference to Exhibit 10.1 to PlayAGS, Inc.’s Current Report on Form 8-K filed on February 15, 2022).

10.19	Amended and Restated Employment Agreement dated March 6, 2023 by and between AGS, LLC and David Lopez, (incorporated by reference to Exhibit 10.19 to PlayAGS Inc.'s Annual Report on Form 10-K filed on March 9, 2023).

10.20	Amended and Restated Employment Agreement dated March 6, 2023 by and between AGS, LLC and Kimo Akiona, (incorporated by reference to Exhibit 10.20 to PlayAGS Inc.'s Annual Report on Form 10-K filed on March 9, 2023).

10.21	Transition and Separation Agreement dated March 7, 2023 by and between AGS, LLC and Vic Gallo, (incorporated by reference to Exhibit 10.21 to PlayAGS Inc.'s Annual Report on Form 10-K filed on March 9, 2023).

10.22	Amendment to Performance-Based Restricted Stock Unit Award Agreement dated March 6, 2023 by and between PlayAGS, Inc. and David Lopez, (incorporated by reference to Exhibit 10.22 to PlayAGS Inc.'s Annual Report on Form 10-K filed on March 9, 2023).

10.23	Amendment to Performance-Based Restricted Stock Unit Award Agreement dated March 6, 2023 by and between PlayAGS, Inc. and Kimo Akiona, (incorporated by reference to Exhibit 10.23 to PlayAGS Inc.'s Annual Report on Form 10-K filed on March 9, 2023).

*10.24	Employment Agreement dated January 29, 2023 by and between AGS, LLC and Rob Ziems.

*21.1	Subsidiaries of PlayAGS, Inc.

*23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*97	Incentive Compensation Recoupment Policy, effective October 2, 2023.

101.IN	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

ITEM 15 (a) 1. Financial Statements

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PlayAGS, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of PlayAGS, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income (loss), of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Electronic Gaming Machines (“EGM”) and Table Products Revenues

As described in Note 1 to the consolidated financial statements, the Company’s total revenues for the year ended December 31, 2023 were $356.5 million, of which the majority relates to the EGM and Table Products segments. EGM and Table Products revenues consists of gaming operations revenue and equipment sales.  Gaming operations revenue is earned by providing customers with gaming machines, gaming machine content licenses, table products, back-office equipment and linked progressive systems under participation agreements. The participation arrangements convey the right to use the equipment (i.e., gaming machines and related integral software) for a stated period of time, which typically ranges from one to three years upon which the contract continues on a month-to-month basis thereafter. Equipment sales are generated from the sale of gaming machines, table products and licensing rights to the integral game content software that is installed in the related equipment, parts, and other ancillary equipment. The recognition of revenue from the sale of gaming devices occurs as the customer obtains control of the product and all other revenue recognition criteria have been satisfied.

The principal consideration for our determination that performing procedures relating to EGM and Table Products revenues is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of EGM and Table Products revenues. These procedures also included, among others (i) testing the completeness, accuracy, and occurrence of revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as contracts, purchase orders, invoices, proof of shipment, customer reporting and subsequent cash receipts; (ii) testing the timing of revenue recognition for a sample of revenue transactions near period end by obtaining and inspecting source documents, such as invoices and proof of shipment; and (iii) confirming a sample of outstanding customer invoice balances as of December 31, 2023 and, for confirmations not returned, obtaining and inspecting source documents, such as invoices, proof of shipment, customer reporting and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP

Las Vegas, Nevada

March 6, 2024

We have served as the Company’s auditor since 2016.

PLAYAGS, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$50,936	$37,891
Restricted cash	244	20
Accounts receivable, net of allowance of credit losses $1,251 and $1,974, respectively	68,499	59,909
Inventories	36,081	35,394
Prepaid expenses	5,473	4,020
Deposits and other	4,145	8,930
Total current assets	165,378	146,164
Property and equipment, net	78,768	82,361
Goodwill	290,486	287,680
Intangible assets, net	123,436	142,109
Deferred tax asset	7,680	7,893
Operating lease assets, net	9,862	11,198
Other assets	4,728	7,346
Total assets	$680,338	$684,751

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,406	$15,244
Accrued liabilities	35,926	37,262
Current maturities of long-term debt	6,253	6,060
Total current liabilities	47,585	58,566
Long-term debt	547,499	550,081
Deferred tax liability, non-current	2,326	2,048
Operating lease liabilities, long-term	8,636	10,413
Other long-term liabilities	6,625	14,282
Total liabilities	612,671	635,390
Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock at $0.01 par value; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value; 450,000,000 shares authorized at December 31, 2023 and 2022; 38,947,674 and 37,789,131 shares issued and outstanding at December 31, 2023 and 2022, respectively	389	378
Additional paid-in capital	417,689	406,436
Accumulated deficit	(353,044)	(353,125)
Accumulated other comprehensive income (loss)	2,633	(4,328)
Total stockholders’ equity	67,667	49,361
Total liabilities and stockholders’ equity	$680,338	$684,751

The accompanying notes are an integral part of these consolidated financial statements.

PLAYAGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(amounts in thousands, except per share data)

	Year ended December 31,
	2023	2022	2021
Revenues
Gaming operations	$240,237	$223,802	$205,627
Equipment sales	116,299	85,634	54,069
Total revenues	356,536	309,436	259,696
Operating expenses
Cost of gaming operations(1)	50,278	42,200	38,945
Cost of equipment sales(1)	54,849	44,472	24,262
Selling, general and administrative	73,248	67,728	63,749
Research and development	42,385	39,628	36,308
Write-downs and other charges	1,434	1,923	2,791
Depreciation and amortization	76,949	75,516	73,938
Total operating expenses	299,143	271,467	239,993
Income from operations	57,393	37,969	19,703
Other expense (income)
Interest expense	57,426	40,608	44,352
Interest income	(1,855)	(1,059)	(1,064)
Loss on extinguishment and modification of debt	—	8,549	—
Other expense	109	131	1,185
Income (loss) before income taxes	1,713	(10,260)	(24,770)
Income tax (expense) benefit	(1,285)	2,225	2,198
Net income (loss)	428	(8,035)	(22,572)
Foreign currency translation adjustment	6,961	1,742	(984)
Total comprehensive income (loss)	$7,389	$(6,293)	$(23,556)

Basic and diluted income (loss) per common share:
Basic	$0.01	$(0.22)	$(0.62)
Diluted	$0.01	$(0.22)	$(0.62)
Weighted average common shares outstanding:
Basic	38,167	37,275	36,688
Diluted	38,190	37,275	36,688

(1) exclusive of depreciation and amortization

The accompanying notes are an integral part of these consolidated financial statements.

PLAYAGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Shares (#)	Common Stock ($)	Additional Paid-in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Total Stockholders’ Equity ($)
Balance at January 1, 2021	36,494,002	364	379,917	(321,412)	(5,086)	53,783
Net loss	-	-	-	(22,572)	-	(22,572)
Foreign currency translation adjustment	-	-	-	-	(984)	(984)
Stock-based compensation expense	-	-	12,250	-	-	12,250
Vesting of restricted stock	574,954	6	(6)	-	-	-
Repurchase of common stock	(125,186)	(1)	-	(905)	-	(906)
Balance at December 31, 2021	36,943,770	369	392,161	(344,889)	(6,070)	41,571
Net loss	-	-	-	(8,035)	-	(8,035)
Foreign currency translation adjustment	-	-	-	-	1,742	1,742
Stock-based compensation expense	-	-	11,893	-	-	11,893
Modification of liability awards to equity	-	-	2,391	-	-	2,391
Vesting of restricted stock	876,265	9	(9)	-	-	-
Repurchase of common stock	(30,904)	-	-	(201)	-	(201)
Balance at December 31, 2022	37,789,131	378	406,436	(353,125)	(4,328)	49,361
Net income	-	-	-	428	-	428
Foreign currency translation adjustment	-	-	-	-	6,961	6,961
Stock-based compensation expense	-	-	11,264		-	11,264
Vesting of restricted stock	1,162,567	11	(11)	-	-	-
Repurchase of common stock	(4,024)	-	-	(347)	-	(347)
Balance at December 31, 2023	38,947,674	389	417,689	(353,044)	2,633	67,667

The accompanying notes are an integral part of these consolidated financial statements.

PLAYAGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$428	$(8,035)	$(22,572)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	76,949	75,516	73,938
Accretion of contract rights under development agreements and placement fees	6,273	6,345	6,516
Amortization of deferred loan costs and discount	2,574	2,803	4,677
Write-off of deferred loan cost and discount	-	1,586	-
Cash paid for debt prepayment penalties to prior debt holders	-	848	-
Stock-based compensation expense	11,264	11,893	14,643
Provision for bad debts	642	465	235
Loss on disposition of long-lived assets	596	427	590
Impairment of assets	838	30	2,257
Fair value adjustment of contingent consideration	-	1,466	(56)
Benefit (expense) from deferred income tax	1,598	(829)	(175)
Changes in assets and liabilities related to operations:
Accounts receivable	(7,694)	(10,534)	(8,133)
Inventories	4,295	(6,252)	1,577
Prepaid expenses	(1,436)	450	(1,332)
Deposits and other	5,206	(436)	(3,516)
Other assets, non-current	1,600	806	3,789
Accounts payable and accrued liabilities	(16,934)	1,160	5,894
Net cash provided by operating activities	86,199	77,709	78,332
Cash flows from investing activities
Proceeds from payments on customer notes receivable	3,081	1,867	1,362
Business acquisitions, net of cash acquired	-	(4,750)	-
Purchase of intangible assets	(183)	-	-
Software development and other expenditures	(23,377)	(21,127)	(15,432)
Proceeds from disposition of assets	22	33	35
Purchases of property and equipment	(38,361)	(48,111)	(36,102)
Net cash (used in) investing activities	(58,818)	(72,088)	(50,137)
Cash flows from financing activities
Repayment of prior first lien credit facilities	-	(521,215)	(5,387)
Repayment of first lien credit facilities	(5,750)	(4,313)	-
Repayment of incremental term loans	-	(93,575)	(950)
Payment of financed placement fee obligations	(5,735)	(5,253)	(4,959)
Proceeds from term loans	-	569,250	-
Payment of deferred loan costs	-	(4,838)	(848)
Payment of debt prepayment penalties to prior debt holders	-	(848)	-
Payment of previous acquisition obligation	(310)	(514)	(534)
Payments on finance leases and other obligations	(2,038)	(1,213)	(1,321)
Repurchase of stock	(347)	(201)	(906)
Net cash (used in) financing activities	(14,180)	(62,720)	(14,905)
Effect of exchange rates on cash, cash equivalents and restricted cash	68	13	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	13,269	(57,086)	13,288
Cash, cash equivalents and restricted cash, beginning of period	37,911	94,997	81,709
Cash, cash equivalents and restricted cash, end of period	$51,180	$37,911	$94,997
Supplemental cash flow information:
Cash paid during the period for interest	$54,120	$37,208	$39,268
Cash paid during the period for taxes	$1,802	$814	$544

			`
Non-cash investing and financing activities:
Leased assets obtained in exchange for new finance lease liabilities	$1,658	$476	$317
Leased assets obtained in exchange for new operating lease liabilities	$882	$956	$4,686
Property and equipment obtained in exchange for new other long-term liability	$2,489	$—	$—

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

Electronic Gaming Machines

Our EGM segment offers a library of proprietary video slot titles developed for the global marketplace, and EGM cabinets which include our premium lease-only cabinets of Spectra UR43 Premium, Orion Starwall, Orion Curve Premium and Big Red ("Colossal Diamonds") as well as cabinets available for sale or lease notably the Spectra UR43, Spectra UR49C, Orion Portrait, Orion Slant, Orion Curve, Orion Upright, and ICON cabinets. In addition to providing complete EGM units, we offer conversion kits that allow existing game titles to be converted to other game titles offered within that operating platform.

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

The following table disaggregates our revenues by type within each of our segments (amounts in thousands):

	Year ended December 31,
	2023	2022	2021
EGM
Gaming operations	$213,079	$199,274	$184,050
Equipment sales	113,974	85,057	53,759
Total	$327,053	$284,331	$237,809

Table Products
Gaming operations	$15,381	$14,343	$11,569
Equipment sales	2,325	577	310
Total	$17,706	$14,920	$11,879

Interactive
Gaming operations (1)	$11,777	$10,185	$10,008
Total	$11,777	$10,185	$10,008

Total Revenue	$356,536	$309,436	$259,696

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

Under participation arrangements, the Company retains ownership of the gaming equipment installed at the customer facilities and receives either a percentage of the win per day generated by the gaming equipment or a fixed daily fee. Thus, in our consolidated financial statements the Company records revenue monthly related to these arrangements and the gaming equipment is recorded in property and equipment, net on our balance sheet and depreciated over the expected life of the gaming equipment.

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

The following provides financial information concerning the change in our allowance for credit losses (in thousands):

	Allowance for Credit Losses, Year ended December 31,
	2023	2022	2021
Beginning Balance	$1,974	$1,993	$2,077
Charge-offs	(1,365)	(484)	(319)
Provision	642	465	235
Ending Balance	$1,251	$1,974	$1,993

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Inventories

Inventories consist primarily of parts and supplies that are used to repair and maintain machinery and equipment as well as EGMs in production and finished goods held for sale. Inventories are stated at net realizable value. Cost of inventories is determined using the first-in, first-out (“FIFO”) method for all components of inventory. The Company regularly reviews inventory quantities and updates estimates for the net realizable value of inventories. This process includes examining the carrying values of parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose). Some of the factors involved in this analysis include the overall levels of the inventories, the current and projected sales levels for such products, the projected markets for such products and the costs required to sell the products, including refurbishment costs. Changes in the assumptions or estimates could materially affect the inventory carrying value. As of December 31, 2023 and December 31, 2022, the value of raw material inventory was $31.3 million and $31.0 million, respectively. As of December 31, 2023 and December 31, 2022, the value of finished goods inventory was $4.8 million and $4.4 million, respectively. There was no work in process material as of December 31, 2023 and December 31, 2022.

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

Costs of Capitalized Computer Software

Capitalized software development costs represent the Company’s internal costs to develop gaming titles to utilize on the Company’s gaming machines. Such costs are stated at cost and amortized over the estimated economic lives of the software. Software development costs are capitalized once technological feasibility has been established and are amortized when the software is available for general release. The gaming software we develop reaches technological feasibility when a working model of the gaming software is available. Any subsequent software maintenance costs, such as bug fixes and subsequent testing, are expensed as incurred. Discontinued software development costs are written off when the determination to discontinue is made. Software development costs are amortized over the expected life of the title or group of titles, if applicable, to amortization expense within the consolidated statements of operations.

On a quarterly basis, or more frequently if circumstances warrant, the Company compares the net book value of its capitalized software development costs to the net realizable value on a title or group of title basis. The net realizable value is determined based upon certain assumptions, including the expected future revenues and net cash flows of the gaming titles or group of gaming titles utilizing that software, if applicable.

PLAYAGS, INC.

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

The carrying values of the Company’s cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short term maturities of these instruments. The fair value of our long-term debt is based on the quoted market prices for similar instruments (Level 2 inputs). The following table presents the estimated fair value of our long-term debt as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term Debt	$566,754	$567,658	$571,375	$539,987

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents and accounts receivable, net. Cash equivalents are investment-grade, short-term debt instruments consisting of treasury bills which are maintained with high credit quality financial institutions under repurchase agreements. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of December 31, 2023 and 2022, the Company did not have cash equivalents.

Revenue from gaming operations is concentrated in the Class II gaming and casino industry, primarily located in Oklahoma. For the years ended December 31, 2023 and December 31, 2022, no customer derived more than 10% of our total revenue. For the year ended December 31, 2021, approximately 12% of our total revenues were derived from one customer. For the years ended  December 31, 2023, 2022 and 2021 approximately 6%, 6% and 5% of our total revenues were derived in Mexico, respectively.

As of December 31, 2023 and December 31, 2022, no single customer represented more than 10% of our total accounts receivables balance. As of December 31, 2023, we had $4.4 million of net accounts receivable in Mexico.

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated into U.S. dollars at the period end rate of exchange for asset and liability accounts and the weighted average rate of exchange for income statement accounts. The effects of these translations are recorded as a component of accumulated other total comprehensive income (loss) in stockholders’ equity.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2023, 2022 and 2021 were $0.1 million, $0.1 million and $0.3 million, respectively.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2023, the FASB issued ASU No. 2023-01, Leases (Topic 842): Common Control Arrangements. Upon the implementation of Topic 841, the FASB Board has prioritized monitoring and assisting stakeholders by responding to technical accounting inquiries and proactively seeking feedback on issues that arose from such topic. The amendments within 2023-01 is a response to private company stakeholders' concerns regarding the application of Topic 842 to related party arrangements between entities under common control. This update aims to improve current GAAP through clarification of accounting for leasehold improvements associated with common control leases. Further, the amendments within this update targets to provide investors, lenders, creditors, and other allocators of capital with financial information that better reflects the economics of transpiring transactions. The amendments in this update are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not et been made available for issuance. The Company is currently evaluating the provisions of the amendments and the impact on its future common control arrangements, however, we do not anticipate the impact to be material.

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. ASU No. 2023-06 modifies disclosure requirements which consists of clarifications and technical corrections. The amendments in this update applies to all reporting entities, which aims to allow users to more easily compare entities subject to the SEC's existing disclosures with those entities that were not previously subjected to the SEC's requirements. Furthermore, these amendments aim to align codification requirements with the SEC's regulations. The effective date for each amendment within ASU No. 2023-06 is dependent on the date in which the SEC removes related disclosures from Regulation S-X or Regulation S-K. Early adoption is permitted. If by June 30, 2027, the SEC has not removed the related disclosures from Regulation S-X or Regulation S-K, the pending amendments will not become effective for any entity. The Company is currently evaluating the provisions of the amendments and the impact on its future disclosures, however, we do not anticipate the impact to be material.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Investors, lenders, creditors and other allocators of capital have observed the critical importance of segment information and its significance in assessing an entity's overall performance and potential future cash flows. The amendments within ASU No. 2023-07 aims to improve reportable segment disclosure requirements by enhancing disclosures regarding significant segment expenses. These amendments are applicable to all public entities who are required to report segment information in accordance with Topic 280, Segment Reporting. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the provisions of the amendments and the impact on its segment reports, however, we do not anticipate the impact to be material.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments within No. 2023-09 addresses the requests of investors, lenders, creditors, and other allocators of capital for more transparency regarding income tax information primarily related to the rate reconciliation and income taxes paid information. Further amendments within this update also aim to improve the effectiveness of income tax disclosures. The amendments in this update apply to all entities that are subject to Topic 740, Income Taxes. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the provisions of the amendments and the impact on its income tax disclosures, however, we do not anticipate the impact to be material.

NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Gaming equipment	$259,396	$232,244
Other property and equipment	25,056	22,922
Less: Accumulated depreciation	(205,684)	(172,805)
Total property and equipment, net	$78,768	$82,361

Gaming equipment and other property and equipment are depreciated over the respective useful lives of the assets ranging from one to five years. Depreciation expense was $41.6 million, $39.4 million and $37.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

NOTE 3. GOODWILL AND INTANGIBLES

Changes in the carrying amount of goodwill are as follows (in thousands):

	Carrying Amount
	EGM	Table Products	Interactive(1)	Total
Balance at December 31, 2021	$277,725	$7,821	$-	$285,546
Foreign currency adjustments	904	-	-	904
Acquisition	-	1,230	-	1,230
Balance at December 31, 2022	$278,629	$9,051	$-	$287,680
Foreign currency adjustments	2,806	-	-	2,806
Balance at December 31, 2023	$281,435	$9,051	$-	$290,486

(1) As of  December 31, 2023, accumulated goodwill impairment charges for the Interactive segment taken prior to the fiscal year 2023 were $8.4 million.

The Company tests for possible impairment of indefinite lived intangible assets at least annually, on October 1. The Company performed a qualitative assessment as of October 1, 2023 and October 1, 2022 on the EGM and Table Products reporting units and determined that it was not more likely than not that the fair value of the EGM and Table Products reporting units were less than their carrying amounts as of the assessment date. In this assessment, we relied on several qualitative factors such as industry and macroeconomic conditions, as well as current projected cash flows and the fiscal year's 2020 quantitative analysis, that concluded the excess fair value over carrying value for the EGM and Table Products reporting units were $113.4 million and $8.9 million, respectively. There is no balance of goodwill in the Company’s other reporting unit.

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intangible assets consist of the following (in thousands):

		December 31, 2023			December 31, 2022
	Useful Life (years)	Gross Value	Accumulated Amortization	Net Carrying Value	Gross Value	Accumulated Amortization	Net Carrying Value
Indefinite-lived trade names	Indefinite	$12,126	-	$12,126	$12,126	-	$12,126
Trade and brand names	5 - 7	14,990	(14,779)	211	14,990	(14,722)	268
Customer relationships	5 - 12	222,690	(183,508)	39,182	219,146	(167,629)	51,517
Contract rights under development and placement fees	1 - 7	42,762	(30,118)	12,644	42,395	(23,844)	18,551
Gaming software and technology platforms	1 - 7	220,843	(167,869)	52,974	198,666	(147,437)	51,229
Intellectual property	10 - 12	21,845	(15,546)	6,299	21,845	(13,427)	8,418
Total intangible assets		$535,256	$(411,820)	$123,436	$509,168	$(367,059)	$142,109

Intangible assets are amortized over their respective estimated useful lives ranging from one to twelve years. Amortization expense related to intangible assets was $35.3 million, $36.1 million and $36.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The Company enters into development agreements and placement fee agreements with certain customers to secure floor space under lease agreements for its gaming machines. Amounts paid in connection with the development agreements are repaid to the Company in accordance with the terms of the agreement, whereas placements fees are not reimbursed. For development agreements in the form of a loan, interest income is recognized on the repayment of the notes based on the stated rate or, if not stated explicitly in the development agreement, on an imputed interest rate. If the stated interest rate is deemed to be other than a market rate or zero, a discount is recorded on the note receivable as a result of the difference between the stated and market rate and a corresponding intangible asset is recorded. The intangible asset is recognized in the financial statements as a contract right under development agreement and amortized as a reduction in revenue over the term of the agreement. Placement fees can be in the form of cash paid upfront or free lease periods and are accreted over the life of the contract and the expense is recorded as a reduction of revenue. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $6.3 million, $6.3 million and $6.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

In March 2019, we entered into a placement fee agreement with a customer for certain of its locations and capitalized approximately $33.1 million additional placement fees, in addition to $2.1 million of unamortized fees related to superseded contracts. The liability was recorded at present value and cash payments totaling $40.1 million will be paid over a term of 83 months. In 2019, we entered into a development agreement with a customer in which we provided a $9.2 million note receivable to be repaid over four years and as of December 31, 2023, the balance has been repaid in full.

The estimated amortization expense of definite-lived intangible assets as well as the accretion of contract rights under development and placement fees, for each of the next five years and thereafter is as follows (in thousands):

For the years ended December 31,	Amortization Expense	Placement Fee Accretion
2024	$38,075	$6,063
2025	29,804	5,843
2026	19,539	729
2027	6,444	9
2028	3,672	—
Thereafter	1,132	—
Total	$98,666	$12,644

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Salary and payroll tax accrual	$12,697	$13,255
Taxes payable	3,337	2,903
Current portion of operating lease liability	2,595	2,287
License fee obligation	482	1,000
Placement fees payable	6,314	6,314
Deferred revenue	2,429	1,002
Accrued other	8,072	10,501
Total accrued liabilities	$35,926	$37,262

NOTE 5. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 31,
	2023	2022
First Lien Credit Facilities:
Term loans, interest at SOFR, subject to a 0.75% floor plus 4.0% (9.5% at December 31, 2023), net of unamortized discount and deferred loan costs of $13.0 million at December 31, 2023	$551,935	$555,453
Finance Leases	1,817	688
Total debt	553,752	556,141
Less: Current portion	(6,253)	(6,060)
Long-term debt	$547,499	$550,081

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

The Amended Credit Agreement provides (i) a senior secured first lien term loan in an aggregate principal amount of $575.0 million (the “New Term Loan Facility”), the proceeds of which, together with cash on hand of the Borrower and its subsidiaries, were used by the Borrower to repay all amounts outstanding under the existing term loan facilities to pay related fees and expenses, and (ii) a $40.0 million senior secured first lien revolving facility, with a $7.5 million letter of credit subfacility and a $5.0 million swingline subfacility (the “New Revolving Credit Facility”).

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

As of  December 31, 2023, there were no required financial covenants for our debt instruments.

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Finance Leases

The Company has entered into leases for vehicles and equipment that are accounted for as finance leases.

Scheduled Maturities of Long-Term Debt

Aggregate contractual future principal payments (excluding the effects of repayments for excess cash flow) of long-term debt for the years following December 31, 2023, are as follows (in thousands):

For the year ending December 31,
2024	$6,253
2025	6,212
2026	6,211
2027	6,140
2028	5,750
Thereafter	536,188
Total scheduled maturities	566,754
Unamortized debt discount and debt issuance costs	(13,002)
Total debt	$553,752

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6. STOCKHOLDERS’ EQUITY

Our amended and restated articles of incorporation provide that our authorized capital stock will consist of 450,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share. As of  December 31, 2023, we have 38,947,674 shares of common stock and zero shares of preferred stock outstanding.

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

Share Repurchase Program

During 2019, the board of directors approved a share repurchase program that will permit the Company to repurchase up to $50.0 million of the Company’s shares of common stock. During the quarter ended  June 30, 2023, the board approved extending this share buyback program to  August 11, 2025. As of December 31, 2023, $46.7 million of the $50.0 million authorized by the board of directors is still available for repurchasing of the Company's shares of common stock.

NOTE 7. WRITE-DOWNS AND OTHER CHARGES

The Consolidated Statements of Operations and Comprehensive Income (Loss) include various transactions, such as loss on disposal or impairment of long-lived assets and fair value adjustments to contingent consideration that have been classified as write-downs and other charges.

During the year ended December 31, 2023, the Company recognized the Company recognized $1.4 million in write-downs and other charges primarily related to the full impairment of intangible assets and the disposal of long-lived assets (the Company used level 3 fair value inputs based on projected cash flows).

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

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8. BASIC AND DILUTED INCOME (LOSS) PER SHARE

The Company computes net income (loss) per share in accordance with accounting guidance that requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the Consolidated Statements of Operations and Comprehensive Income (Loss). Basic EPS is computed by dividing net income for the period by the weighted average number of shares outstanding during the period. Basic EPS includes common stock weighted for average number of shares issued during the period. Diluted EPS is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period, increased by potentially dilutive common shares that were outstanding during the period. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. Potentially dilutive common shares include stock options and restricted stock (Note 10. "Stock-Based Compensation").

The following table summarizes our basic and diluted income (loss) per share (in thousands):

Year Ended December 31, 2023
Numerator:
Net income	$428
Net income attributable to participating securities	37
Net income attributable to common stock	$391

Denominator:
Weighted average of common shares outstanding, basic	38,167
Potential dilutive effect of stock options	23
Weighted average of common shares outstanding, diluted	38,190

Excluded from the calculation of diluted EPS for the twelve months ended December, 2023 were 1,170,509 restricted shares, subject to performance vesting conditions that have not been met yet. Participating securities of 3,595,380 were allocated income in the calculation of EPS for the twelve months ended December, 2023.

There were no potentially dilutive securities for the years ended  December 31, 2022 and 2021 because the Company reported a net loss in each year.

NOTE 9. BENEFIT PLANS

The Company has established a 401(k) defined contribution plan (the “401(k) Plan”) for its employees. The 401(k) Plan allows employees to contribute a portion of their earnings, and the Company may match a percentage of the contributions on a discretionary basis. The expense associated with the 401(k) Plan for the years ended December 31, 2023, 2022 and 2021 was $2.1 million, $1.8 million and $1.5 million, respectively.

On April 28, 2014, the board of directors of the Company approved the 2014 Long-Term Incentive Plan (“LTIP”). Under the LTIP, the Company is authorized to grant nonqualified stock options, rights to purchase shares of common stock, restricted stock, restricted stock units and other awards to be settled in, or based upon, shares of common stock to persons who are directors and employees of and consultants to the Company or any of its subsidiaries on the date of the grant. The LTIP will terminate ten years after approval by the board. Subject to adjustments in connection with certain changes in capitalization, the maximum number of shares of common stock that may be delivered pursuant to awards under the LTIP is 2,253,735. As of December 31, 2023, 423,268 shares remain available for issuance; however, these will not be issued and awards granted by the Company in the future are expected to be from the Omnibus Incentive Plan only.

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

On  April 28, 2022, the board of directors of the Company approved an amendment to the 2018 Plan, as amended by the 2020 Plan Amendment, to increase the number of shares of Common Stock authorized for issuance thereunder from 4,607,389 shares to 9,607,389 shares, an increase of 5,000,000 shares (the “2022 Plan Amendment”), which was approved by the stockholders on  July 1, 2022 at the 2022 Annual Meeting of Stockholders. As a result of the 2022 Plan Amendment, awards that were previously accounted for as liability awards were reclassified to equity as they are expected to be settled with equity. Prior to the 2022 Plan Amendment, there were insufficient shares available to settle the liability awards with equity. As of  December 31, 2023, we had 4,195,198 shares available for issuance.

NOTE 10. STOCK-BASED COMPENSATION

The Company has granted equity or equity-based awards to eligible participants under its incentive plans. The awards include options to purchase the Company’s common stock, restricted stock units and phantom stock units. These awards include time-based vesting awards as well as awards that include a combination of service and market conditions, as further described below. For the year ended December 31, 2023, the Company recognized $4.0 million in stock compensation expense associated with restricted stock units, and $7.2 million with phantom stock units.

We recognize stock-based compensation on a straight-line basis over the total requisite service period for the entire award for the time-based restricted stock units; for the awards with market conditions, we recognize the expense over the service period derived from the related valuation; for the time-based phantom stock units, we concurrently recognize compensation cost over the requisite service period for each separately-vesting tranche using the graded vesting method. As of  December 31, 2023, there was no unrecognized compensation expense associated with stock options, $2.5 million was associated with restricted stock units, and $9.1 million with phantom stock units. The unrecognized compensation expense associated with restricted stock units and phantom stock units is expected to be recognized over a 2.4 and 2.1 year weighted average period, respectively.

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock Options

The Company calculates the grant date fair value of stock options that vest over a service period using the Black Scholes model. For stock options and other stock awards that contain a market condition related to the return on investment that the Company’s stockholders achieve or obtaining a certain stock price, the awards are valued using a lattice-based valuation model. The assumptions used in these calculations are the expected dividend yield, expected volatility, risk-free interest rate and expected term (in years). Expected volatilities are based on implied volatilities from comparable companies. The risk-free rate is based on the U.S. Treasury yield curve for a term equivalent to the estimated time to liquidity. There were no options granted during the years ended  December 31, 2023 and December 31, 2022.

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

A summary of the changes in stock options outstanding during the year ended December 31, 2023, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2022	1,162,088	$9.05	2.4	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled or forfeited	3,886	$10.15	-	-
Options outstanding as of December 31, 2023	1,158,202	$9.04	1.4	$1,071
Exercisable as of December 31, 2023	1,158,202	$9.04	1.4	$1,071

Restricted Stock Units

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

A summary of the changes in restricted stock shares outstanding during the year ended December 31, 2023 is as follows:

	Shares Outstanding	Grant Date Fair Value (per share)
Outstanding as of December 31, 2022	1,669,424	$7.24
Granted	150,194	$6.73
Vested	399,069	$7.53
Canceled or forfeited	17,095	$5.72
Outstanding as of December 31, 2023	1,403,454	$9.88	(1)

(1) During the quarter ended  March 31, 2023, the Company amended certain performance-based restricted stock units granted to the CEO and CFO on  April 30, 2021. The amendment provides eligibility for vesting based on both service and performance conditions. The incremental fair value attributable to the modified awards was $3.9 million, of which 50% will be recognized over the four year service period and 50% over the performance vesting tranche, not to exceed one year. The incremental fair value from the modification of restricted stock units is reflected in the Grant Date Fair Value per share.

Phantom Stock Units

Phantom stock units are typically eligible to vest in equal installments of 25% on each of the first four anniversaries of the date of the grant, subject to continued employment with the Company or its subsidiaries. In the event of a termination of employment without cause upon or within 12 months following a change in control or as a result of death or disability, any such unvested units shall become vested. The phantom stock units outstanding at  December 31, 2023 may be settled in cash or stock at the Company’s discretion. The phantom stock units that the Company intends to settle in cash are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period. The liability associated with such awards is included in “Accrued Liabilities” within the Consolidated Balance Sheets. All other stock-based awards are classified as equity.

Certain phantom stock units are eligible to vest upon the satisfaction of certain performance conditions. Vesting occurs on the first day that the average price per share of our common stock for a specified number of trading days exceeds certain stock prices, subject to continued employment with the Company or its subsidiaries.

A summary of the changes in phantom stock outstanding during the year ended December 31, 2023 is as follows:

	Shares Outstanding	Grant Date Fair Value (per share)
Phantom Stock Outstanding as of December 31, 2022	2,619,608	$5.98
Granted	1,625,791	$6.16
Vested	810,527	$5.73
Canceled or forfeited	118,810	$5.77
Phantom Stock Outstanding as of December 31, 2023	3,316,062	$6.13

NOTE 11. INCOME TAXES

The components of loss before provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Domestic	$(3,417)	$(12,820)	$(21,235)
Foreign	5,130	2,560	(3,535)
Income (loss) before provision for income taxes	$1,713	$(10,260)	$(24,770)

The income tax (benefit) expense is as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Current:
Federal	$—	$—	$—
State	902	569	139
Foreign	(1,133)	(1,957)	(1,966)
Total current income tax benefit	(231)	(1,388)	(1,827)

Deferred:
Federal	243	(482)	342
State	35	(123)	57
Foreign	1,238	(232)	(770)
Total deferred income expense (benefit)	1,516	(837)	(371)

Income tax expense (benefit)	$1,285	$(2,225)	$(2,198)

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The reconciliation of income tax at the federal statutory rate to the actual effective income tax rate (benefit) is as follows:

	Year ended December 31,
	2023	2022	2021
Federal statutory rate	21.0%	(21.0)%	(21.0)%
Foreign rate differential	24.1%	1.5%	(0.1)%
State income taxes, net of federal benefit	24.5%	6.9%	(3.5)%
U.S. tax on foreign income, net of foreign tax credits	(33.0)%	29.2%	0.6%
Tax indemnification charges	—%	—%	1.0%
Stock compensation	(24.5)%	4.0%	1.4%
Other differences	35.5%	5.4%	0.1%
Withholding tax	43.2%	4.3%	1.2%
Rate changes	—%	(3.0)%	(6.4)%
Research tax credits	(199.0)%	(15.5)%	(5.8)%
Uncertain tax positions	(85.8)%	(16.5)%	(5.8)%
Valuation allowance	269.0%	(17.0)%	29.4%
Effective tax rate	75.0%	(21.7)%	(8.9)%

The components of the net deferred tax assets (liability) consist of the following (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Accrued expenses	$2,805	$2,934
Stock compensation	6,711	5,590
Foreign tax credits	6,566	7,660
Net operating loss carryforwards	17,179	32,982
Research and experimentation	27,604	14,568
Debt	30,338	26,057
Other	2,266	2,580
Total deferred tax assets	93,469	92,371
Valuation allowance	(64,895)	(60,114)
Deferred tax assets, net of valuation allowance	$28,574	$32,257

Deferred tax liabilities:
Prepaid expenses and other	$(1,055)	$(714)
Intangible assets, net	(15,567)	(14,180)
Property and equipment, net	(6,598)	(11,520)
Deferred tax liabilities	(23,220)	(26,414)
Net deferred tax assets	$5,354	$5,843

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2023, in certain tax jurisdictions. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of December 31, 2023, a valuation allowance of $64.9 million has been recorded on U.S. and certain foreign deferred tax assets to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

As of December 31, 2023, the Company had $6.6 million of foreign tax credits which, if unused, will expire in years 2024 through 2033. In addition, the Company has $11.0 million of research and development credits which begin to expire in 2029. The foreign tax credits and research and development credits carryforwards are not expected to be realizable in future periods and have a related valuation allowance.

The Company has net operating loss (“NOL”) carryforwards for U.S. federal purposes of $56.6 million, in foreign jurisdictions of $13.0 million and various U.S. states of $65.1 million. Certain U.S. federal NOL carryforwards begin to expire in 2037 and the remaining can be carried forward indefinitely, the U.S. state NOL carryforwards begin to expire in 2024, and certain foreign NOL carryforwards begin to expire in 2031 and the remaining can be carried forward indefinitely. We believe that it is more likely than not that the benefit from certain federal, state and foreign NOL carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance on the deferred tax assets related to these NOL carryforwards.

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

The Company has uncertain tax positions with respect to prior tax filings. The uncertain tax positions, if asserted by taxing authorities, would result in utilization of the Company’s tax credits. These credits, presented as deferred tax assets, are reflected net of these unrecognized tax benefits.

The Company had the following activity for unrecognized tax benefits in 2023 and 2022 (amounts in thousands):

	December 31, 2023	December 31, 2022
Balance-beginning of year	$5,752	$6,519
Increases based on tax positions of the current year	743	480
Decreases due to lapse of statute	(1,018)	(1,287)
Increases based on tax positions of the prior years	277	—
Currency translation adjustments	—	40
Balance-end of year	$5,754	$5,752

The Company applies a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes the impact of a tax position in the financial statements when the position is more likely than not of being sustained on audit based on the technical merits of the position.

The total amount of unrecognized tax benefits as of  December 31, 2023, was $5.8 million. Of this amount, $0.2 million if recognized, would be included in our Consolidated Statements of Operations and Comprehensive Loss and have an impact on our effective tax rate. The Company anticipates a reduction of its liability for unrecognized tax benefits of up to $0.4 million before  December 31, 2024, primarily related to lapse of statute and curative measures, of which $0.2M would impact our Consolidated Statements of Operations and Comprehensive Loss.

The Company accrues interest and penalties for unrecognized tax benefits in income tax expense. Related to the unrecognized tax benefits noted above, the Company reduced penalties and interest by $0.9 million during 2023. This reduction, primarily related to lapse of statute and tax authority settlements, was recognized as an income tax benefit in our Consolidated Statements of Operations and Comprehensive Loss. As of  December 31, 2023, the Company has a liability of $0.2 million for penalties and interest related to unrecognized tax benefits.

The Company is subject to taxation and potential examination in the U.S. and various state and foreign jurisdictions. We are subject to examinations in the U.S. for the 2017 to 2023 tax years and, generally, we remain subject to examination for all periods in various state jurisdiction due to the Company’s NOLs. We are subject to examination in Mexico for the 2018 to 2023 tax years and remain subject to possible examination in various other jurisdictions that are not expected to result in material tax adjustments.

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

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the three months ended  September 30, 2019, the Company received a demand letter from a customer and recorded a $1.6 million loss reserve, for which insurance coverage has been triggered. In accordance with GAAP, the offsetting insurance recovery was recognized when it was realized in the year ended December 31, 2023. The related liability and matter has been paid and as of December 31, 2023, this matter has been settled.

On  June 25, and  July 31, 2020, putative class action lawsuits were filed in the United States District Court for the District of Nevada (the "Court"), by two separate plaintiffs against the Company and certain of its officers, individually and on behalf of all persons who purchased or otherwise acquired Company securities between  August 2, 2018 and  August 7, 2019.  The complaints alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by making false and misleading statements concerning the Company’s forward-looking financial outlook and accounting for goodwill and intangible assets in its iGaming reporting unit, resulting in injury to the purported class members when the value of the Company’s common stock declined following its release of its Second Quarter 2019 results on  August 7, 2019.

On  August 4, 2020, a third plaintiff (“OPPRS”) filed a putative class action lawsuit in the same court asserting similar claims to those alleged in the first two class action complaints, based on substantially the same conduct, on behalf of a slightly larger class (stretching back to  May 3, 2018). Specifically, OPPRS claimed that the Company, certain of its officers, and certain entities that allegedly beneficially held over 50% of the Company’s common stock at the beginning of the class period, violated Sections 10(b) and 20(a) of the Exchange Act by allegedly making false and misleading statements concerning the Company’s forward-looking financial outlook and accounting for goodwill and intangible assets in its iGaming reporting unit, and the adequacy of its internal controls over financial reporting, resulting in injury to the purported class when the Company’s common stock price declined following the release of its Second Quarter 2019 results.  In addition, based on substantially similar alleged false or misleading statements, OPPRS asserted claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended (the “Securities Act”), on behalf of all persons who purchased Company common stock pursuant and/or traceable to the Company’s  August 2018 and  March 2019 secondary public offerings. These secondary-offering claims were brought against the same defendants identified above, plus certain of the Company’s directors and the underwriters.

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

On  January 17, 2023, the Company, Mr. Lopez, and Mr. Akiona filed an answer to the remaining claim, along with a motion to temporarily stay discovery and a motion for judgment on the pleadings, arguing that the legal findings contained in the court’s  December 2, 2022 decision require dismissal of the scheme liability claim as well and termination of the action. Those motions were fully briefed as of  March 22, 2023. On  March 23, 2023, the Court decided the motion to temporarily stay discovery in favor of the defendants, holding that all discovery is stayed pending resolution of the motion for judgment on the pleadings. On February 13, 2024, the Court granted the motion for judgment on the pleadings and dismissed the securities class action in full with prejudice. Plaintiffs may choose to appeal this dismissal. The defendants believe all claims in the action are without merit, and will continue to defend vigorously against them, but there can be no assurances as to the outcome.

On  March 18, 2022, a shareholder derivative lawsuit was filed in the United States District Court for the District of Nevada by putative stockholder, Manjan Chowdhury, allegedly on behalf of the Company, that piggy-backs on the consolidated securities class action referenced above and currently pending before the same Court.  The derivative complaint names David Lopez, Kimo Akiona, and members of the Board as defendants, and generally alleges that they breached their fiduciary duties by causing or failing to prevent the same allegedly false and misleading statements asserted in the securities class action. The derivative complaint also alleges claims for contribution against Mr. Lopez and Mr. Akiona under Sections 10(b) and 21D of the Exchange Act.  On   June 9, 2022, the court stayed the derivative action, pursuant to a stipulation between the parties, pending resolution of the motion to dismiss the consolidated securities class action. On  January 27, 2023, at the request of the parties, the court ordered that the derivative action remain stayed pending resolution of the motion for judgment on the pleadings in the securities class action. The Company and the individual defendants believe the claims in the shareholder derivative action are without merit and intend to defend vigorously against them, but there can be no assurances as to the outcome.

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

We believe that we were not required to collect and remit Alabama state and local lease/rental tax on our leases of EGMs in the state as those leases are on federally designated Indian reservation land and because federal Indian trading laws and Indian gaming laws, as well as the U.S. Constitution, preempt application of the rental tax to these transactions with the Native American tribe. We have disputed ADOR’s audit findings in accordance with applicable state and local tax procedures and ADOR rules. Our dispute is currently in the discovery phase at the Alabama Tax Tribunal, which is the independent tax court for the state of Alabama. A merits trial for this dispute has been rescheduled to  August 2024.

We have not accrued the $3.3 million assessed by ADOR, as we do not believe that it is probable that a liability has occurred. However, if we do not prevail in the dispute with ADOR, we  may be required to accrue this amount as well as applicable interest. It is also possible that ADOR  may similarly audit the participation revenues and licensing fees that we received from the leasing of EGMs to a Native American tribe in the state of Alabama subsequent to  August 2019. While we cannot reasonably calculate the amount that ADOR would assess for the revenues from such subsequent periods due to the types of revenues and rates that apply, based solely on the amount assessed for the period from  May 2016 through  August 2019, we estimate that ADOR’s assessment for taxable lease rental payments for subsequent periods through  December 31, 2023 would not exceed $2.8 million, excluding interest. There is no assurance that ADOR will assess our revenues from subsequent periods or that such assessment will not materially differ from our estimate.

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

In December 2023, we entered into discussions with SAT and the Mexican tax payer advocate, Procuraduría de la Defensa del Contribuyente (“PRODECON”), to reach an agreement with SAT regarding its final assessment which we expected to receive during these discussions. The discussions concluded in January 2024 with no resolution of the matter and with no fixed amount of the potential assessment. In February 2024, SAT made an assessment of the omitted taxes together with interest, fines, and surcharges of approximately $9.9 million. We believe that the EGMs qualify under NAFTA and that the documentation we have provided to SAT has been sufficient to demonstrate this qualification. We also believe that SAT has not conducted its audit in compliance with Mexican law and regulations. Therefore, we have  filed nullity petitions before the Federal Tax Court in Mexico to invalidate SAT’s resolutions in this matter.

We have not accrued any amount related to this matter, as we cannot accurately estimate the potential loss within the range of up to $9.9 million, including the possibility of the full reduction of the assessment based on our petitions.

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

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following provides financial information concerning our reportable segments for the years ended December 31, 2023, 2022, and 2021 (amounts in thousands):

	2023	2022	2021
Revenues by segment
EGM	$327,053	$284,331	$237,809
Table Products	17,706	14,920	11,879
Interactive	11,777	10,185	10,008
Total Revenues	356,536	309,436	259,696
Adjusted EBITDA by segment
EGM	146,287	127,502	112,817
Table Products	9,792	8,781	6,438
Interactive	2,888	2,360	3,332
Subtotal	158,967	138,643	122,587

Write-downs and other:
Loss on disposal of long lived assets	596	427	590
Impairment of long lived assets	838	30	2,257
Fair value adjustments to contingent consideration and other items	—	1,466	(56)
Depreciation and amortization	76,949	75,516	73,938
Interest expense, net of interest income and other	55,680	39,680	44,473
Loss on extinguishment and modification of debt	-	8,549	-
Other adjustments	2,084	2,225	3,119
Other non-cash charges	9,843	9,117	8,393
Non-cash stock compensation	11,264	11,893	14,643
Income (loss) before income taxes	$1,713	$(10,260)	$(24,770)

The CODM does not receive a report with a measure of total assets or capital expenditures for each reportable segment as this information is not used for the evaluation of segment performance. The CODM assesses the performance of each segment based on Adjusted EBITDA and not based on assets or capital expenditures due to the fact that two of the Company’s reportable segments, Table Products and Interactive, are not capital intensive. Any capital expenditure information is provided to the CODM on a consolidated basis. Therefore, the Company has not provided asset and capital expenditure information by reportable segment.

The following provides financial information concerning our operations by geographic area for the years ended December 31, 2023, 2022, and 2021 (amounts in thousands):

	Year ended December 31,
Revenue:	2023	2022	2021
United States	$317,549	$272,473	$237,396
Other	38,987	36,963	22,300
Total Revenue	$356,536	$309,436	$259,696

	Year ended December 31,
Long-lived assets:	2023	2022	2021
United States	$71,227	$79,137	$72,904
Other	12,269	10,570	9,406
Total long-lived assets	$83,496	$89,707	$82,310

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 14. LEASES

Operating Leases

We lease office space, warehouses and office equipment which we classify as operating leases. Operating leases with an initial term of 12 months or less and leases that include an option to terminate without material penalty are not recorded on the balance sheet. Most leases recorded on the balance sheet have an option to renew and do not have an option to terminate without a material penalty. We recognize lease expense for operating leases on a straight-line basis over the term of the lease. The exercise of the renewal options is at our sole discretion. For all our existing leases, we are not reasonably certain we will exercise the renewal option. The depreciable life of assets and leasehold improvements are limited by the expected lease term. Our operating lease agreements do not contain any residual value guarantees or restrictive covenants. As most of our operating leases contracts do not provide an implicit rate, we use the interest rate applicable under the Amended and Restated Credit Agreement based on the information available at commencement date in determining the present value of lease payments which is consistent with our borrowing rate.

Finance Leases

We lease vehicles which we account for as finance leases using the effective interest method. Our finance lease agreements do not contain material restrictive covenants or material residual value guarantees. We use the rate implicit in the lease at the lease commencement date in determining the present value of lease payments for finance leases.

For the years ended December 31, 2023 and 2022, we did not have any lease agreements with variable lease costs and short-term lease costs, excluding expenses relating to leases with a lease term of one month or less that were immaterial.

The following table discloses the operating and finance assets and liability balances recorded under ASC 842 as of December 31, 2023 and as of December 31, 2022:

		As of December 31, 2023	As of December 31, 2022
Leases (in thousands)	Classification
Assets
Operating leases	Operating lease assets(1)	$9,862	$11,198
Finance leases	Property and equipment, net(2)	1,861	597
Total leased assets, net		$11,723	$11,795

Liabilities
Current:
Operating leases	Accrued liabilities	$2,595	$2,287
Finance leases	Current maturities of long-term debt	541	322
Non-current:
Operating leases	Operating lease liabilities, long-term	8,636	10,413
Finance leases	Long-term debt	1,276	366
Total lease liability		$13,048	$13,388

(1) Operating lease assets are recorded net of accumulated amortization of $7.6 million and $5.4 million as of December 31, 2023 and 2022, respectively

(2) Finance lease assets are recorded net of accumulated amortization of $0.6 million and $0.7 million as of December 31, 2023 and 2022, respectively.

The table below discloses the costs for operating and finance leases for the years ended December 31, 2023, 2022, and 2021:

		Year Ended December 31,
		2023	2022	2021
Operating lease costs (in thousands)	Classification
Operating lease cost - office building	Selling, general and administrative	$2,421	$2,411	$2,108
Operating lease cost - warehouses	Cost of gaming operations (3)	546	546	546
Total Operating Lease cost:		$2,967	$2,957	$2,654

Finance lease cost
Depreciation of leased assets	Depreciation and amortization	$465	$435	$744
Interest on lease liabilities	Interest expense	29	18	29
Total Finance Lease cost:		494	453	773
Total Lease Cost		$3,461	$3,410	$3,427

(3) Subject to capitalization.

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below sets forth the maturity of the operating and financing leases liabilities for five years and thereafter under ASC 842:

	Operating Leases	Financing Leases	Total
Maturity of lease liabilities (in thousands)
2024	$3,158	$541	$3,699
2025	3,187	488	3,675
2026	3,275	476	3,751
2027	2,509	395	2,904
2028	428	-	428
Thereafter	-	-	-
Total lease payments	$12,557	$1,900	$14,457
Less: interest	1,326	83	1,409
Present value of lease liabilities	$11,231	$1,817	$13,048

The following table sets forth the weighted average of the lease terms and discount rates for operating and finance leases as of December 31, 2023 and 2022.

	As of December 31, 2023	As of December 31, 2022
Lease term and discount rate
Operating
Weighted average remaining lease term (years)	3.9	4.9
Weighted average discount rate	5.6%	5.4%
Finance Leases
Weighted average remaining lease term (years)	3.1	2.0
Weighted average discount rate	2.4%	2.4%

Other Information

The table below discloses cash paid for the amounts included in the measurement of lease liabilities for the years ended  December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities (in thousands)
Operating cash flows from operating leases	$3,103	$2,954	$2,747
Operating cash flows from finance leases	$29	$18	$29
Financing cash flows from finance leases	$405	$422	$604

NOTE 15. SUBSEQUENT EVENTS

The following events and transactions occurred subsequent to  December 31, 2023:

On  February 5, 2024, the Company announced that it has successfully completed a repricing of its First Lien Credit Agreement. In conjunction with the repricing transaction, the Company elected to repay $15 million of its total debt outstanding. For a detailed discussion regarding long-term debt, see Note 5. "Long-Term Debt". The repricing (i) removed the credit spread adjustment with respect to term loan borrowings in Term SOFR (as defined in the Amended Credit Agreement) and (ii) reduced the Applicable Margin (as defined in the Amended Credit Agreement) on the Borrower’s existing term loan to 3.75% for Term SOFR borrowings and 2.75% for ABR (as defined in the Amended Credit Agreement) borrowings.

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

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ITEM 15(a)(2). FINANCIAL STATEMENT SCHEDULES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

PLAYAGS, INC.

(PARENT COMPANY ONLY)

 CONDENSED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$6,553	$4,171
Intercompany Receivables	9	8
Prepaid expenses	29	44
Total current assets	6,591	4,223
Investment in subsidiaries	68,480	50,262
Total assets	$75,071	$54,485

Liabilities and Stockholders’ Equity
Current liabilities
Intercompany payables	$7,404	$5,124
Total current liabilities	7,404	5,124
Total liabilities	7,404	5,124
Stockholders’ equity:
Common stock	389	378
Additional paid-in capital	417,689	406,436
Retained earnings	(353,044)	(353,125)
Accumulated other comprehensive loss	2,633	(4,328)
Total stockholders’ equity	67,667	49,361
Total liabilities and stockholders’ equity	$75,071	$54,485

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

PLAYAGS, INC.

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Year ended December 31,
	2023	2022	2021
Revenue
Intercompany revenue	$-	$-	$-
Total Revenue	—	—	—
Operating expenses
Selling, general and administrative	15	18	(15)
Total operating expenses	15	18	(15)
Loss from operations	(15)	(18)	15
Other expense (income)
Equity in net income (loss) of subsidiaries	340	(8,017)	(22,587)
Interest income	102	—	—
Other income (expense)	1	—	—
Income (loss) before income taxes	428	(8,035)	(22,572)
Income tax (expense) benefit	-	-	-
Net income (loss)	428	(8,035)	(22,572)
Foreign currency translation adjustment	6,961	1,742	(984)
Total comprehensive income (loss)	$7,389	$(6,293)	$(23,556)

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

PLAYAGS, INC.

(PARENT COMPANY ONLY)

 CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

	Year ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$428	$(8,035)	$(22,572)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity income from subsidiaries	(340)	8,017	22,587
Changes in assets and liabilities that relate to operations:
Prepaid expenses (benefit)	15	(12)	—
Intercompany payable/receivable	2,279	1,262	2,447
Deposits and other assets LT	—	8	(5)
Net cash provided by (used in) operating activities	2,382	1,240	2,457
Cash flows from investing activities
Distributions received from subsidiaries	347	201	906
Net cash provided by (used in) investing activities	347	201	906
Cash flows from financing activities
Repurchase of shares	(347)	(201)	(906)
Net cash (used in) provided by financing activities	(347)	(201)	(906)
Increase in cash and cash equivalents	2,382	1,240	2,457
Cash and cash equivalents, beginning of period	4,171	2,931	474
Cash and cash equivalents, end of period	$6,553	$4,171	$2,931

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

NOTE 3 - CASH FLOW STATEMENT SUPPLEMENTAL DISCLOSURES

The Parent Company charged $11.3 million and $11.9 million of stock-based compensation to additional paid-in capital during the years ended December 31, 2023 and 2022, respectively, the expense for which was contributed to the Parent Company’s subsidiaries that employ the employee recipients of the share-based awards.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Tax-related valuation allowance	Balance at the Beginning of Period	Charged to Tax Expense/(Benefit)	Purchase Accounting Adjustments	Impact of Foreign Currency Exchange Rate	Balance at the End of Period
Year ended December 31, 2023	$60,114	$4,610	$-	$171	$64,895
Year ended December 31, 2022	$62,233	$(1,740)	$-	$(379)	$60,114
Year ended December 31, 2021	$55,006	$7,270	$-	$(43)	$62,233

ITEM 16. FORM 10–K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYAGS, INC.

Date:	March 6, 2024	By:	/s/ KIMO AKIONA
		Name:	Kimo Akiona
		Title:	Chief Financial Officer, Chief Accounting Officer and Treasurer, (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID LOPEZ	Chief Executive Officer, President and Director	March 6, 2024
David Lopez	(Principal Executive Officer)

/s/ KIMO AKIONA	Chief Financial Officer, Chief Accounting Officer and Treasurer	March 6, 2024
Kimo Akiona	(Principal Financial and Accounting Officer)

/s/ YVETTE E. LANDAU	Director	March 6, 2024
Yvette E. Landau

/s/ ADAM CHIBIB	Director	March 6, 2024
Adam Chibib

/s/ GEOFF FREEMAN	Director	March 6, 2024
Geoff Freeman

/s/ ANNA MASSION	Director	March 6, 2024
Anna Massion

/s/ DAVID FARAHI	Director	March 6, 2024
David Farahi