Form 10-Q
period 2024-03-31
PlayAGS, Inc.
filed 2024-05-09
CIK 1593548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarter ended March 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of May 6, 2024, there were 39,454,547 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements include any statements that address future results or occurrences. In some cases you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “would,” “should,” “could” or the negatives thereof. Generally, the words “anticipate,” “believe,” “continue,” “expect,” “intend,” “estimate,” “project,” “plan” and similar expressions identify forward-looking statements. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained elsewhere in this Quarterly Report on Form 10-Q as well as those discussed under “Item 1. Business” and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year-ended December 31, 2023 are forward-looking statements. These forward-looking statements include statements that are not historical facts, including statements concerning our possible or assumed future actions and business strategies. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, which could cause our actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. Given the risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements are made only as of the date of this Quarterly Report. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments unless required by federal securities law. New factors emerge from time to time, and it is not possible for us to predict all such factors.

Unless the context indicates otherwise, or unless specifically stated otherwise, references to the “Company”, “PlayAGS”, “AGS”, “we”, “our” and “us” refer to PlayAGS, Inc. and its consolidated subsidiaries.

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLAYAGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$40,362	$50,936
Restricted cash	220	244
Accounts receivable, net of allowance for credit losses $1,187 and $1,251, respectively	70,998	68,499
Inventories	36,547	36,081
Prepaid expenses	6,710	5,473
Deposits and other	3,576	4,145
Total current assets	158,413	165,378
Property and equipment, net	77,433	78,768
Goodwill	290,987	290,486
Intangible assets, net	118,320	123,436
Deferred tax asset	7,781	7,680
Operating lease assets, net	9,214	9,862
Other assets	4,540	4,728
Total assets	$666,688	$680,338

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,020	$5,406
Accrued liabilities	35,548	35,926
Current maturities of long-term debt	6,239	6,253
Total current liabilities	46,807	47,585
Long-term debt	532,254	547,499
Deferred tax liability, non-current	2,541	2,326
Operating lease liabilities, long-term	7,920	8,636
Other long-term liabilities	4,227	6,625
Total liabilities	593,749	612,671
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock at $0.01 par value; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value; 450,000,000 shares authorized at March 31, 2024 and at December 31, 2023; and 39,378,705 and 38,947,674 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	393	389
Additional paid-in capital	419,841	417,689
Accumulated deficit	(350,850)	(353,044)
Accumulated other comprehensive income	3,555	2,633
Total stockholders’ equity	72,939	67,667
Total liabilities and stockholders’ equity	$666,688	$680,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) INCOME

(amounts in thousands, except per share data)

 (unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues
Gaming operations	$62,060	$58,642
Equipment sales	33,913	24,533
Total revenues	95,973	83,175
Operating expenses
Cost of gaming operations(1)	12,074	11,756
Cost of equipment sales(1)	15,656	12,333
Selling, general and administrative	18,110	17,205
Research and development	10,918	10,789
Write-downs and other (gains) charges	(24)	204
Depreciation and amortization	19,439	19,142
Total operating expenses	76,173	71,429
Income from operations	19,800	11,746
Other expense (income)
Interest expense	13,980	13,704
Interest income	(685)	(357)
Loss on extinguishment and modification of debt	1,636	-
Other income	(137)	(78)
Income (loss) before income taxes	5,006	(1,523)
Income tax (expense) benefit	(661)	1,189
Net income (loss)	4,345	(334)
Foreign currency translation adjustment	922	3,413
Total comprehensive income	$5,267	$3,079

Basic and diluted income (loss) per common share:
Basic	$0.11	$(0.01)
Diluted	$0.10	$(0.01)
Weighted average common shares outstanding:
Basic	39,205	37,811
Diluted	39,346	37,811

(1) exclusive of depreciation and amortization

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

 (unaudited)

	Three Months Ended March 31,
	2024	2023
Common stock
Balance, beginning of period	$389	$378
Vesting of restricted stock	4	1
Balance of common stock, end of period	393	379
Additional paid-in capital
Balance, beginning of period	417,689	406,436
Stock-based compensation expense	2,106	2,544
Vesting of restricted stock	(4)	(1)
Stock option exercises	50	-
Balance of additional paid-in capital, end of period	419,841	408,979
Accumulated deficit
Balance, beginning of period	(353,044)	(353,125)
Net income (loss)	4,345	(334)
Restricted stock vesting and withholding	(2,151)	(27)
Balance of accumulated deficit, end of period	(350,850)	(353,486)
Accumulated other comprehensive income (loss)
Balance, beginning of period	2,633	(4,328)
Foreign currency translation adjustment	922	3,413
Balance of accumulated other comprehensive income (loss), end of period	3,555	(915)
Total stockholders' equity	$72,939	$54,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income (loss)	$4,345	$(334)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,439	19,142
Accretion of contract rights under development agreements and placement fees	1,576	1,545
Amortization of deferred loan costs and discount	597	628
Write-off of deferred loan costs and discount	742	-
Stock-based compensation expense	2,106	2,544
Provision for bad debts	137	10
(Gain) loss on disposition of long-lived assets	(44)	83
Impairment of assets	20	121
Benefit (expense) from deferred income tax	270	591
Changes in assets and liabilities related to operations:
Accounts receivable	(2,357)	(4,393)
Inventories	1,025	(1,880)
Prepaid expenses	(1,230)	(2,286)
Deposits and other	592	(467)
Other assets, non-current	784	1,763
Accounts payable and accrued liabilities	(1,677)	(12,900)
Net cash provided by operating activities	26,325	4,167
Cash flows from investing activities
Proceeds from payments on customer notes receivable	-	598
Software development and other expenditures	(5,852)	(4,973)
Proceeds from disposition of assets	12	11
Purchases of property and equipment	(9,432)	(8,739)
Net cash (used in) investing activities	(15,272)	(13,103)
Cash flows from financing activities
Repayment of first lien credit facilities	(16,438)	(1,438)
Payment of financed placement fee obligations	(1,441)	(1,356)
Proceeds from stock option exercise	50	-
Payment of deferred loan costs	(5)	-
Payment of previous acquisition obligation	-	(55)
Payment on finance leases and other obligations	(2,177)	(504)
Repurchase of stock	(1,655)	(27)
Net cash (used in) financing activities	(21,666)	(3,380)
Effect of exchange rates on cash, cash equivalents and restricted cash	15	(7)
Net decrease in cash, cash equivalents and restricted cash	(10,598)	(12,323)
Cash, cash equivalents and restricted cash, beginning of period	51,180	37,911
Cash, cash equivalents and restricted cash, end of period	$40,582	$25,588

Supplemental cash flow information
Non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$-	$882
Leased assets obtained in exchange for new finance lease liabilities	$84	$25
Property and equipment obtained in exchange for new other long-term liability	$392	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

PlayAGS, Inc. (the "Company," "PlayAGS," "we," "us," or "our") is a leading designer and supplier of gaming products and services for the gaming industry. We operate in legalized gaming markets across the globe and provide state-of-the-art, value-add products in three distinct segments: Electronic Gaming Machines (“EGM”), which includes server-based systems and back-office systems that are used by Class II Native American and Mexico gaming jurisdictions and Class III Native American, commercial and charitable jurisdictions; Table Products (“Table Products”), which includes live felt table games, side-bets and progressives as well as card shufflers including our newly introduced card shuffler, “Pax S”; and Interactive Games (“Interactive”), which provides game content and access to our remote gaming server to real-money gaming ("RMG") online casino operators as well as social casino games available for desktop and mobile devices. Each segment’s activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line.

Electronic Gaming Machines

Our EGM segment offers a library of proprietary video slot titles developed for the global marketplace, and EGM cabinets which include our premium lease-only cabinets of Spectra UR43 Premium, Orion Starwall, Orion Curve Premium and Big Red as well as cabinets available for sale or lease notably the Spectra UR43, Spectra UR49C, Orion Portrait, Orion Slant, Orion Curve, Orion Upright, and ICON cabinets. In addition to providing complete EGM units, we offer conversion kits that allow existing game titles to be converted to other game titles offered within that operating platform.

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

Interactive

We specialize in providing a Business-to-Business ("B2B") game aggregation platform catering to the rapidly growing online RMG sector. Our remote gaming server empowers us to deliver an extensive library of games developed by our internal game development studios. Our catalog encompasses various game types, including slots, table games, and progressive technology. Our RMG solutions resonate with a diverse and widespread player base, positioning us as a trusted partner for operators seeking to thrive in the competitive global gaming landscape.

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain disclosures required by generally accepted accounting principles (“GAAP”) are omitted or condensed in these condensed consolidated financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) that are necessary for a fair statement of the Company's financial position, results of operations and cash flows for the interim periods have been made. The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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

The following table disaggregates our revenues by type within each of our segments (amounts in thousands):

	Three Months Ended March 31,
	2024	2023

EGM
Gaming operations	$53,799	$52,413
Equipment sales	33,452	24,145
Total	$87,251	$76,558

Table Products
Gaming operations	$4,105	$3,706
Equipment sales	461	388
Total	$4,566	$4,094

Interactive
Gaming Operations	$4,156	$2,523
Total	$4,156	$2,523

Total Revenue	$95,973	$83,175

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

Revenue allocated to any undelivered performance obligations is recorded as a contract liability. The balance of our contract liabilities was not material as of  March 31, 2024 and December 31, 2023.

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

For the period ended  March 31, 2024, there was no material activity in allowance for credit losses.

Inventories

Inventories consist primarily of parts and supplies that are used to repair and maintain machinery and equipment as well as EGMs in production and finished goods held for sale. Inventories are stated at net realizable value. Cost of inventories is determined using the first-in, first-out method for all components of inventory. The Company regularly reviews inventory quantities and updates estimates for the net realizable value of inventories. This process includes examining the carrying values of parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose). Some of the factors involved in this analysis include the overall levels of the inventories, the current and projected sales levels for such products, the projected markets for such products and the costs required to sell the products, including refurbishment costs. Changes in the assumptions or estimates could materially affect the inventory carrying value. As of  March 31, 2024 and December 31, 2023, the value of raw material inventory was $29.9 million and $31.3 million, respectively. As of  March 31, 2024 and December 31, 2023, the value of finished goods inventory was $6.6 million and $4.8 million, respectively. There was no work in process material as of  March 31, 2024 and December 31, 2023.

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

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Fair Value of Financial Instruments

The Company applies the provisions of ASC 820, “Fair Value Measurements” ("ASC 820") to its financial assets and liabilities. Fair value is defined as a market-based measurement intended to estimate the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs when measuring fair value. These inputs are categorized as follows:

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

The carrying values of the Company’s cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short-term maturities of these instruments. The fair value of our long-term debt is based on the quoted market prices for similar issues (Level 2 inputs). The following table presents the estimated fair value of our long-term debt as of  March 31, 2024 and  December 31, 2023 (in thousands):

	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term Debt	$550,247	$551,454	$566,754	$567,658

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

Recently Issued Accounting Pronouncements

In March 2023, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2023-01, Leases ("Topic 842"): Common Control Arrangements. Upon the implementation of Topic 841, the FASB Board has prioritized monitoring and assisting stakeholders by responding to technical accounting inquiries and proactively seeking feedback on issues that arose from such topic. The amendments within 2023-01 is a response to private company stakeholders concerns regarding the application of Topic 842 to related party arrangements between entities under common control. This update aims to improve current GAAP through clarification of accounting for leasehold improvements associated with common control leases. Further, the amendments within this update targets to provide investors, lenders, creditors, and other allocators of capital with financial information that better reflects the economics of transpiring transactions. We adopted the amendment in this current quarter, which did not have a material effect on our consolidated financial statements.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting ("Topic 280"): Improvements to Reportable Segment Disclosures. Investors, lenders, creditors and other allocators of capital have observed the critical importance of segment information and its significance in assessing an entity's overall performance and potential future cash flows. The amendments within ASU No. 2023-07 aim to improve reportable segment disclosure requirements by enhancing disclosures regarding significant segment expenses. These amendments are applicable to all public entities who are required to report segment information in accordance with Topic 280, Segment Reporting. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the provisions of the amendments and the impact on its segment reports, however, we do not anticipate the impact to be material.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes ("Topic 740"): Improvements to Income Tax Disclosures. The amendments within No. 2023-09 addresses the requests of investors, lenders, creditors, and other allocators of capital for more transparency regarding income tax information primarily related to the rate reconciliation and income taxes paid information. Further amendments within this update also aim to improve the effectiveness of income tax disclosures. The amendments in this update apply to all entities that are subject to Topic 740, Income Taxes. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the provisions of the amendments and the impact on its income tax disclosures, however, we do not anticipate the impact to be material.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Gaming equipment	$266,483	$259,396
Other property and equipment	25,611	25,056
Less: Accumulated depreciation	(214,661)	(205,684)
Total property and equipment, net	$77,433	$78,768

Gaming equipment and other property and equipment are depreciated over the respective useful lives of the assets ranging from one to five years. Depreciation expense was $10.1 million and $10.6 million for the three months ended March 31, 2024 and 2023, respectively.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 3. GOODWILL AND INTANGIBLES

Changes in the carrying amount of goodwill are as follows (in thousands):

	Gross Carrying Amount
	EGM	Table Products	Interactive(1)	Total
December 31, 2023	$281,435	$9,051	$-	$290,486
Foreign currency adjustments	501	-	-	501
Balance at March 31, 2024	$281,936	$9,051	$-	$290,987

(1) As of March 31, 2024, accumulated goodwill impairment charges for the Interactive segment taken prior to the fiscal year 2024 were $8.4 million.

Intangible assets consist of the following (in thousands):

		March 31, 2024			December 31, 2023
	Useful Life	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	(years)	Value	Amortization	Value	Value	Amortization	Value
Indefinite-lived trade names	Indefinite	$12,126	$-	$12,126	$12,126	-	$12,126
Trade and brand names	5 - 7	14,990	(14,794)	196	14,990	(14,779)	211
Customer relationships	5 - 12	223,158	(186,972)	36,186	222,690	(183,508)	39,182
Contract rights under development and placement fees	1 - 7	42,762	(31,694)	11,068	42,762	(30,118)	12,644
Gaming software and technology platforms	1 - 7	226,659	(173,685)	52,974	220,843	(167,869)	52,974
Intellectual property	10 - 12	21,845	(16,075)	5,770	21,845	(15,546)	6,299
Total intangible assets		$541,540	$(423,220)	$118,320	$535,256	$(411,820)	$123,436

Intangible assets are amortized over their respective estimated useful lives ranging from one to twelve years. Amortization expense related to intangible assets was $9.4 million and $8.5 million for the three months ended March 31, 2024 and 2023, respectively.

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

For development agreements in the form of a loan, interest income is recognized on the repayment of the notes based on the stated rate or, if not stated explicitly in the development agreement, on an imputed interest rate. If the stated interest rate is deemed to be other than a market rate or zero, a discount is recorded on the note receivable as a result of the difference between the stated and market rate and a corresponding intangible asset is recorded. The intangible asset is recognized in the condensed consolidated financial statements as a contract right under development agreement and amortized as a reduction in revenue over the term of the agreement. Placement fees can be in the form of cash paid upfront or free lease periods and are accreted over the life of the contract and the expense is recorded as a reduction of revenue. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $1.6 million and $1.5 million for the three months ended March 31, 2024 and 2023, respectively.

NOTE 4. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Salary and payroll tax accrual	$12,926	$12,697
Taxes payable	4,327	3,337
Current portion of operating lease liability	2,605	2,595
License fee obligation	244	482
Placement fees payable	6,314	6,314
Deferred revenue	2,246	2,429
Accrued other	6,886	8,072
Total accrued liabilities	$35,548	$35,926

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 5. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31, 2024	December 31, 2023
First Lien Credit Facilities:
Term loans, net of unamortized discount and deferred loan costs of $11.8 million at March 31, 2024 and $13.0 million at December 31, 2023; interest at SOFR, subject to a 0.75% floor plus 3.75% (at March 31, 2024) and 0.75% floor plus 4% (at December 31, 2023): 9.1% at March 31, 2024 and 9.5% at December 31, 2023.	$536,746	$551,935
Finance leases	1,747	1,817
Total debt	538,493	553,752
Less: Current portion	(6,239)	(6,253)
Long-term debt	$532,254	$547,499

First Lien Credit Facilities

On  February 15, 2022, AP Gaming I, LLC (the “Borrower”), a Delaware limited liability company and wholly owned indirect subsidiary of the Company and AP Gaming Holdings, LLC, a Delaware limited liability company and wholly owned indirect subsidiary of the Company (“Holdings”) entered into the Amended Credit Agreement with certain of the Borrower’s subsidiaries, the lenders party thereto and Jefferies Finance LLC, as administrative agent (the "Amended Credit Agreement"). The Amended Credit Agreement amends and restates the existing credit agreement, among the Borrower, Holdings, the lenders party thereto from time to time, the Administrative Agent and the other parties named therein.

The Borrower is a direct subsidiary of AP Gaming Holdings, LLC, which is a direct subsidiary of AP Gaming, Inc., which is a direct subsidiary the Company. These entities between the Borrower and the Company are holding companies with no other operations, cash flows, material assets or liabilities other than the equity interests in the Borrower.

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

On February 5, 2024, the Borrower and Holdings, entered into an amendment (the “Seventh Amendment”) to amend that certain First Lien Credit Agreement, dated as of June 6, 2017 (as amended on December 6, 2017, as amended and restated on February 7, 2018, as amended and restated as of October 5, 2018, as amended as of August 30, 2019, as amended and restated on May 1, 2020, as amended as of August 4, 2021, as amended and restated as of February 15, 2022), among the Borrower, Holdings, the lenders party thereto from time to time, Jefferies Finance LLC, as administrative agent, and the other parties named therein (as so amended, the “Amended Credit Agreement”).

Among other things, the Seventh Amendment (i) removes the credit spread adjustment with respect to term loan borrowings in Term SOFR (as defined in the Amended Credit Agreement) and (ii) reduces the Applicable Margin (as defined in the Amended Credit Agreement) on the Borrower’s existing term loan to 3.75% for Term SOFR borrowings and 2.75% for ABR (as defined in the Amended Credit Agreement) borrowings. Additionally, in conjunction with entry into the Seventh Amendment, the Company elected to repay $15 million of its total debt outstanding.

An additional $1.6 million in loan costs including the write-off of deferred loan costs and third-party costs were incurred related to the Seventh Amendment. Given the composition of the lender group, the transaction was accounted for as a debt modification for existing lenders. As a result of the Seventh Amendment, approximately $1.6 million in costs were expensed and included in the loss on extinguishment and modification of debt.

As of March 31, 2024, there were no required financial covenants for our debt instruments.

Finance Leases

The Company has entered into leases for vehicles and equipment that are accounted for as finance leases.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 6. STOCKHOLDERS’ EQUITY

Our amended and restated articles of incorporation provide that our authorized capital stock will consist of 450,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share. As of March 31, 2024, we have 39,378,705 shares of common stock and zero shares of preferred stock outstanding.

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

Share repurchase program

During 2019, our board of directors approved a share repurchase program that will permit the Company to repurchase up to $50.0 million of the Company’s shares of common stock. During the quarter ended June 30, 2023, the board approved extending this share buyback program to August 11, 2025. As of  March 31, 2024, $44.5 million of the $50.0 million authorized by our board of directors is still available for repurchasing of the Company's shares of common stock.

NOTE 7. WRITE-DOWNS AND OTHER CHARGES

The condensed consolidated statements of operations and comprehensive loss include various transactions, such as loss on disposal or impairment of long-lived assets and fair value adjustments to contingent consideration that have been classified as write-downs and other charges.

During the three months ended  March 31, 2024, the Company did not recognize any meaningful write-downs and other charges. During the three months ended  March 31, 2023, the Company recognized $0.2 million in write-downs and other charges primarily related to the impairment of intangible assets (the Company used level 3 fair value inputs based on projected cash flows) and the disposal of long-lived assets.

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

Three Months Ended March 31, 2024
Numerator:
Net income	$4,345
Less: Net income attributable to participating securities	326
Net income attributable to common stock	$4,019

Denominator:
Weighted average of common shares outstanding, basic	39,205
Potential dilutive effect of stock options	141
Weighted average of common shares outstanding, diluted	39,346

Excluded from the calculation of diluted EPS for the three months ended March 31, 2024 were 1,027,242 restricted shares, subject to performance vesting conditions that have not been met yet. The earnings per share calculations for the three months ended March 31, 2024 include the dilutive effect for 140,798 stock options and 3,195,064 participating securities.

Excluded from the calculation of diluted EPS for the three months ended  March 31, 2023 were 1,221,370 restricted shares, subject to performance vesting conditions that have not been met yet, and 1,162,088 underwater stock options. Excluded from the calculation of diluted EPS for the three months ended  March 31, 2023 were 3,269,247 restricted shares because the Company reported a net loss in this period.

NOTE 9. BENEFIT PLANS

The Company has established a 401(k) plan (the “401(k) Plan”) for its employees. The 401(k) Plan allows employees to contribute a portion of their earnings, and the Company may match a percentage of the contributions on a discretionary basis. The expense associated with the 401(k) Plan for the three months ended March 31, 2024 and 2023 was $0.6 million and $0.7 million, respectively.

On  April 28, 2014, our board of directors approved the 2014 Long-Term Incentive Plan (“LTIP”). Under the LTIP, the Company is authorized to grant nonqualified stock options, rights to purchase shares of common stock, restricted stock, restricted stock units and other awards to be settled in, or based upon, shares of common stock to persons who are directors and employees of and consultants to the Company or any of its subsidiaries on the date of the grant. The LTIP will terminate ten years after approval by the board. Subject to adjustments in connection with certain changes in capitalization, the maximum number of shares of common stock that  may be delivered pursuant to awards under the LTIP is 2,253,735. However, remaining awards for issuance under this plan will not be issued, and awards granted by the Company in the future are expected to be from the 2018 Omnibus Incentive Plan (the "Omnibus Incentive Plan") only.

On January 16, 2018, our board of directors adopted and our stockholders approved the Omnibus Incentive Plan pursuant to which equity-based and cash incentives may be granted to participating employees, directors and consultants. On May 8, 2020, our board of directors approved an amendment to the Omnibus Incentive Plan to increase the number of shares of Common Stock authorized for issuance thereunder from 1,607,389 shares to 4,607,389 shares, an increase of 3,000,000 shares (the “2020 Plan Amendment”), which was approved by the stockholders on July 1, 2020 at the 2020 Annual Meeting of Stockholders.

On April 28, 2022, our board of directors approved an amendment to the Omnibus Incentive Plan, as amended by the 2020 Plan Amendment, to increase the number of shares of Common Stock authorized for issuance thereunder from 4,607,389 shares to 9,607,389 shares, an increase of 5,000,000 shares (the “2022 Plan Amendment”), which was approved by the stockholders on July 1, 2022 at the 2022 Annual Meeting of Stockholders. As a result of the 2022 Plan Amendment, awards that were previously accounted for as liability awards were reclassified to equity as they are expected to be settled with equity. Prior to the 2022 Plan Amendment, there were insufficient shares available to settle the liability awards with equity. As of March 31, 2024, we had 3,798,582 shares available for issuance under the Omnibus Incentive Plan.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 10. STOCK-BASED COMPENSATION

The Company has granted equity or equity-based awards to eligible participants under its incentive plans. The awards include options to purchase the Company’s common stock, restricted stock and phantom stock units. These awards include time-based vesting awards as well as awards that include a combination of service and market conditions, as further described below.

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

The following provides the total unrecognized stock-based compensation expense under all programs as of the following dates:

	March 31, 2024		March 31, 2023
	Unrecognized Compensation Expense (in thousands)	Expected Weighted Average Period to be Recognized (years)	Unrecognized Compensation Expense (in thousands)	Expected Weighted Average Period to be Recognized (years)
Stock Options	-	-	-	-
Restricted Stock Units	2,231	2.3	4,977	2.2
Phantom Stock Units	7,535	2.0	9,222	2.1
Total	9,766	4.3	14,199	4.3

Stock Options

The Company calculates the grant date fair value of stock options that vest over a service period using the Black Scholes model. For stock options and other stock awards that contain a market condition related to the return on investment that the Company’s stockholders achieve or obtaining a certain stock price, the awards are valued using a lattice-based valuation model. The assumptions used in these calculations are the expected dividend yield, expected volatility, risk-free interest rate and expected term (in years). Expected volatilities are based on implied volatilities from comparable companies. The risk-free rate is based on the U.S. Treasury yield curve for a term equivalent to the estimated time to liquidity. There were no options granted during the three months ended March 31, 2024 and three months ended March 31, 2023.

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

All other option awards, comprised of Tranche B and Tranche C, are eligible to vest upon the satisfaction of certain performance conditions (collectively, “Performance Options”). These performance conditions included the achievement of investor returns or common stock trading prices. These performance conditions were achieved in October of 2018 for all Performance Options that have been granted and there are currently 487,922 Performance Options exercisable and outstanding.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

A summary of the changes in stock options outstanding during the three months ended March 31, 2024, is as follows:

Number of Options
Options outstanding as of December 31, 2023	1,158,202
Granted	-
Exercised	7,773
Canceled or forfeited	-
Options outstanding as of March 31, 2024	1,150,429
Options exercisable as of March 31, 2024	1,150,429

Restricted Stock Units

Restricted stock units are typically eligible to vest in equal installments of 25% on each of the first four anniversaries of the date of the grant, subject to continued employment with the Company or its subsidiaries. In the event of a termination of employment without cause or as a result of death or disability, any such unvested time-based awards shall become vested. In the event of a change in control, certain awards vest immediately and certain awards vest only upon termination within 12 months of the change in control event.

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

A summary of the changes in restricted units outstanding during the three months ended March 31, 2024, is as follows:

Shares Outstanding
Restricted Stock Units Outstanding as of December 31, 2023	1,403,454
Granted	53,712
Vested	348,728
Canceled or forfeited	1,550
Restricted Stock Units Outstanding as of March 31, 2024	1,106,888

Phantom Stock Units

Phantom stock units are typically eligible to vest in equal installments of 25% on each of the first four anniversaries of the date of the grant, subject to continued employment with the Company or its subsidiaries. In the event of a termination of employment without cause upon or as a result of death or disability, any such unvested units shall become vested. In the event of a change in control, certain awards vest immediately and certain awards vest only upon termination within 12 months of the change in control event. The phantom stock units outstanding at  March 31, 2024  may be settled in cash or stock at the Company’s discretion. The phantom stock units that the Company intends to settle in cash are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period. The liability associated with such awards is included in “Accrued Liabilities” within the Consolidated Balance Sheets. All other stock-based awards are classified as equity.

Certain phantom stock units are eligible to vest upon the satisfaction of certain performance conditions. Vesting occurs on the first day that the average price per share of our common stock for a specified number of trading days exceeds certain stock prices, subject to continued employment with the Company or its subsidiaries.

A summary of the changes in phantom stock units outstanding during the three months ended March 31, 2024 is as follows:

Shares Outstanding
Phantom Stock Outstanding as of December 31, 2023	3,316,062
Granted	-
Vested	344,454
Canceled or forfeited	25,464
Phantom stock outstanding as of March 31, 2024	2,946,144

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 11. INCOME TAXES

The Company's effective income tax rate for the three months ended  March 31, 2024, was an expense of 13.2%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended  March 31, 2024, is primarily due to changes in our valuation allowance on deferred tax assets. The Company's effective income tax rate for the three months ended  March 31, 2023, was a benefit of 78.1%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended  March 31, 2023, is primarily due to changes in our valuation allowance on deferred tax assets and the expiration of the applicable statute of limitations for certain uncertain tax positions.

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

On  January 17, 2023, the Company, Mr. Lopez, and Mr. Akiona filed an answer to the remaining claim, along with a motion to temporarily stay discovery and a motion for judgment on the pleadings, arguing that the legal findings contained in the court’s  December 2, 2022 decision require dismissal of the scheme liability claim as well and termination of the action. Those motions were fully briefed as of  March 22, 2023. On  March 23, 2023, the Court decided the motion to temporarily stay discovery in favor of the defendants, holding that all discovery is stayed pending resolution of the motion for judgment on the pleadings. On  February 13, 2024, the Court granted the motion for judgment on the pleadings and dismissed the securities class action in full with prejudice. On March 14, 2024, Plaintiff's filed a notice of appeal. The Company, Mr. Lopez, and Mr. Akiona intend to oppose the appeal and will file their opposition prior to the deadline of July 3, 2024 (which includes an automatic 30-day extension). The defendants believe all claims in the action are without merit, and will continue to defend vigorously against them, but there can be no assurances as to the outcome.

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

We have not accrued the $3.3 million assessed by ADOR, as we do not believe that it is probable that a liability has occurred. However, if we do not prevail in the dispute with ADOR, we  may be required to accrue this amount as well as applicable interest. It is also possible that ADOR  may similarly audit the participation revenues and licensing fees that we received from the leasing of EGMs to a Native American tribe in the state of Alabama subsequent to  August 2019. While we cannot reasonably calculate the amount that ADOR would assess for the revenues from such subsequent periods due to the types of revenues and rates that apply, based solely on the amount assessed for the period from  May 2016 through  August 2019, we estimate that ADOR’s assessment for taxable lease rental payments for subsequent periods through  December 31, 2023 would not exceed $2.9 million, excluding interest. There is no assurance that ADOR will assess our revenues from subsequent periods or that such assessment will not materially differ from our estimate.

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

In  December 2023, we entered into discussions with SAT and the Mexican taxpayer advocate, Procuraduría de la Defensa del Contribuyente, to reach an agreement with SAT regarding its final assessment which we expected to receive during these discussions. The discussions concluded in  January 2024 with no resolution of the matter and with no fixed amount of the potential assessment. In  February 2024, SAT made an assessment of the omitted taxes together with interest, fines, and surcharges of approximately $10.1 million, which has been translated into US dollars at the quarter end exchange rate. We believe that the EGMs qualify under NAFTA and that the documentation we have provided to SAT has been sufficient to demonstrate this qualification. We also believe that SAT has not conducted its audit in compliance with Mexican law and regulations. Therefore, we have filed nullity petitions before the Federal Tax Court in Mexico to invalidate SAT’s resolutions in this matter.

We have not accrued any amount related to this matter, as we cannot accurately estimate the potential loss within the range of up to $9.9 million, including the possibility of the full reduction of the assessment based on our petitions.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 13. OPERATING SEGMENTS

We report our business segment results by segment in accordance with the “management approach.” The management approach designates the internal reporting used by our chief operating decision maker (“CODM”), who is our Chief Executive Officer, for making decisions and assessing performance of our reportable segments.

See Note 1. "Description of the Business and Summary of Significant Accounting Policies" for a detailed discussion of our three segments. Each segment’s activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of its product lines. We evaluate the performance of our operating segments based on revenues and segment Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), which is defined in the paragraph below.

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

The following provides financial information concerning our reportable segments for the three months ended March 31, 2024 and 2023 (amounts in thousands):

	Three Months Ended March 31,
	2024	2023
Revenues by segment
EGM	$87,251	$76,558
Table Products	4,566	4,094
Interactive	4,156	2,523
Total Revenues	95,973	83,175
Adjusted EBITDA by segment
EGM	39,681	34,032
Table Products	2,406	2,251
Interactive	1,932	220
Subtotal	44,019	36,503
Write-downs and other:
Disposal of long-lived assets	(44)	83
Impairment of long-lived assets	20	121
Depreciation and amortization	19,439	19,142
Interest expense, net of interest income and other	13,158	13,269
Loss on extinguishment and modification of debt	1,636	-
Other adjustments	429	413
Other non-cash charges	2,269	2,454
Non-cash stock-based compensation	2,106	2,544
Income (loss) before income taxes	$5,006	$(1,523)

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

NOTE 14. SUBSEQUENT EVENTS

On May 8, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bingo Holdings I, LLC, a Delaware limited liability company (“Parent”), and Bingo Merger Sub, Inc., a Nevada corporation and a wholly owned subsidiary of Parent (“Merger Sub”), providing for, among other things, the merger of Merger Sub with and into the Company (the “Merger”) with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub were formed by affiliates of Brightstar Capital Partners.

Upon the closing of the Merger, each share of common stock, par value $0.01 per share of the Company issued and outstanding immediately prior to the effective time of the Merger (except for shares (A) held by the Company (including in the Company’s treasury) or any direct or indirect wholly owned subsidiary of the Company; and (B) held by Parent, Merger Sub or any other direct or indirect wholly owned subsidiary of Parent, which will be cancelled and retired for no consideration, will automatically be canceled and converted into the right to receive $12.50 in cash.

Consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including but not limited to: (i) the approval of the Merger by the Company’s stockholders, (ii) expiration or termination of any waiting periods applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) absence of any legal requirement, order or injunction enjoining or otherwise prohibiting the consummation of the Merger and (iv) receipt of certain gaming regulatory approvals. The Merger is expected to be completed in the second half of calendar year 2025 and is subject to customary closing conditions, including the receipt of regulatory approvals, which include gaming regulatory approvals and gaming licenses, and approval by a majority of AGS stockholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading designer and supplier of EGMs and other products and services for the gaming industry. We operate our business in three distinct segments: EGMs, Table Products and Interactive. Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line. Founded in 2005, we historically focused on supplying EGMs, including slot machines, video bingo machines, and other electronic gaming devices, to the Native American gaming market. Since 2014, we have expanded our product line-up to include: (i) Class III EGMs for commercial and Native American casinos permitted to operate Class III EGMs, (ii) EGMs that use the results of historical horse races ("HHR") in their game math, which are allowed in several niche markets and raceways, (iii) table game products and (iv) interactive products, all of which we believe provide us with growth opportunities as we expand in markets where we currently have limited or no presence. For the three months ended March 31, 2024, approximately 65% of our total revenue was generated through recurring contracted lease agreements whereby we place EGMs and table game products at our customers’ gaming facilities under either a revenue sharing agreement (we receive a percentage of the revenues that these products generate) or fee-per-day agreement (we receive a daily or monthly fixed fee per EGM or table game product), or recurring revenue from our Interactive gaming operations.

On May 8, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bingo Holdings I, LLC, a Delaware limited liability company (“Parent”), and Bingo Merger Sub, Inc., a Nevada corporation and a wholly owned subsidiary of Parent (“Merger Sub”), providing for, among other things, the merger of Merger Sub with and into the Company (the “Merger”) with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub were formed by affiliates of Brightstar Capital Partners.

Upon the closing of the Merger, each share of common stock, par value $0.01 per share of the Company issued and outstanding immediately prior to the effective time of the Merger (except for shares (A) held by the Company (including in the Company’s treasury) or any direct or indirect wholly owned subsidiary of the Company; and (B) held by Parent, Merger Sub or any other direct or indirect wholly owned subsidiary of Parent, which will be cancelled and retired for no consideration, will automatically be canceled and converted into the right to receive $12.50 in cash.

Consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including but not limited to: (i) the approval of the Merger by the Company’s stockholders, (ii) expiration or termination of any waiting periods applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) absence of any legal requirement, order or injunction enjoining or otherwise prohibiting the consummation of the Merger and (iv) receipt of certain gaming regulatory approvals. The Merger is expected to be completed in the second half of calendar year 2025 and is subject to customary closing conditions, including the receipt of regulatory approvals, which include gaming regulatory approvals and gaming licenses, and approval by a majority of AGS stockholders.

EGM Segment

EGMs constitute our largest segment, representing 91% of our revenue for the three months ended March 31, 2024. In 2024, we had a library of over 550 proprietary game titles that we offer for delivery on our EGM cabinets. These include our premium lease-only cabinets Orion Starwall, Orion Curve Premium, Orion Rise, and Big Red and the recent addition Spectra UR43 Premium. Also, our core cabinets that are available for sale and lease include the newly released Spectra UR49C and Spectra UR43, as well as the Orion Portrait, Orion Slant, Orion Curve, Orion Upright and ICON. In addition to providing complete EGM units, we offer conversion kits, which are essentially software containing new games that allow existing game titles to be converted to other game titles offered within that operating platform and on an existing cabinet.

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

Table Products Segment

We offer our customers more than 60 unique table products, including live felt table games, side bets, progressives, card shufflers, signage, and other ancillary table game equipment. Our table products are designed to enhance the table games section of the casino floor (commonly known as “the pit”). Our table products segment offers a full suite of side bets and specialty table games as well as progressive technology products that provide this enhancement and increase gaming activity and hold percentages for our casino customers. We believe that this segment will serve as an important growth engine for our company by generating further cross-selling opportunities with our EGM offerings. As of March 31, 2024, we had placed 5,410 table products domestically and internationally. Based on the number of products placed, we believe we are presently a leading supplier of table products to the gaming industry.

Our Table Products segment focuses on high margin recurring revenue generated by leases. Nearly all of the revenue we generate in this segment is recurring.

Interactive Segment

We specialize in providing a B2B game aggregation platform catering to the rapidly growing online RMG sector. Our remote gaming server empowers us to deliver an extensive library of games developed by our internal game development studios. Our catalog encompasses various game types, including slots, table games, and progressive technology. Our RMG solutions resonate with a diverse and widespread player base, positioning us as a trusted partner for operators seeking to thrive in the competitive global gaming landscape.

We also offer B2C free-to-play social casino apps that players across the globe can enjoy anytime online or on their mobile devices. Our most popular app, Lucky Play Casino, offers mobile players all the thrills of Vegas casinos. Players can choose from dozens of AGS player-favorite slot games and other casino classics like video poker, blackjack, and bingo. Our apps also feature in-app tournaments, rumbles, VIP bonuses, and unique interactive challenges.

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

Results of Operations

Three Months Ended March 31, 2024 compared to the Three Months Ended March 31, 2023

The following tables set forth certain selected condensed consolidated financial data for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,		$	%
	2024	2023	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$62,060	$58,642	$3,418	5.8%
Equipment sales	33,913	24,533	9,380	38.2%
Total revenues	95,973	83,175	12,798	15.4%
Operating expenses
Cost of gaming operations	12,074	11,756	318	2.7%
Cost of equipment sales	15,656	12,333	3,323	26.9%
Selling, general and administrative	18,110	17,205	905	5.3%
Research and development	10,918	10,789	129	1.2%
Write-downs and other charges	(24)	204	(228)	(111.8)%
Depreciation and amortization	19,439	19,142	297	1.6%
Total operating expenses	76,173	71,429	4,744	6.6%
Income from operations	19,800	11,746	8,054	68.6%
Other expense (income)
Interest expense	13,980	13,704	276	2.0%
Interest income	(685)	(357)	(328)	91.9%
Loss on extinguishment and modification of debt	1,636	-	1,636	100.0%
Other (expense) income	(137)	(78)	(59)	75.6%
Income (loss) before income taxes	5,006	(1,523)	6,529	(428.7)%
Income tax (expense) benefit	(661)	1,189	(1,850)	(155.6)%
Net income (loss)	$4,345	$(334)	$4,679	(1400.9)%

Revenues

Gaming Operations.

Gaming operations revenue increased primarily due to an increase in our domestic Interactive segment, which increased by $1.6 million compared to the prior year. The increase in gaming operations revenue is also attributable to an increase in our EGM segment, which increased by $1.4 million compared to the prior year primarily due to the increase in domestic installed base by 236 units.

Equipment Sales.

The increase in equipment sales was primarily due to an increase of 320 EGMs sold year over year. We sold 1,441 EGM units during the three months ended March 31, 2024, compared to 1,121 EGM units in the prior year period.

Operating Expenses

Cost of gaming operations. The increase in the cost of gaming operations was primarily the result of increased field service and support due to increased activity, offset by decreased direct expenses and related costs compared to the prior year period. As a percentage of gaming operations revenue, costs of gaming operations was 19.5% for the three months ended March 31, 2024 compared to 20.0% for the prior year period.

Cost of equipment sales. The increase in cost of equipment sales is primarily attributable to the increase in the number of units sold compared to the prior year period. As a percentage of equipment sales revenue, costs of equipment sales was 46.2% for the three months ended March 31, 2024 compared to 50.3% for the prior year period, which fluctuated year over year primarily due to a change in the mix of products sold between periods.

Selling, general and administrative. The increase in selling, general and administrative expenses is primarily due to a $0.6 million increase in professional fees incurred in the current period, as well as due to a $0.6 million increase in salaries and benefits, offset by a $0.5 million decrease in non-cash stock-based compensation.

Research and development.The increase is primarily attributable to a $0.3 million increase in operational support costs to support our research and development resources, offset by $0.2 million decrease in salaries and benefits.

Write-downs and other charges. During the three months ended March 31, 2024, the Company did not recognize any meaningful write-downs and other charges. During the three months ended March 31, 2023, the Company recognized $0.2 million in write-downs and other charges primarily related to the impairment of intangible assets (the Company used level 3 fair value inputs based on projected cash flows) and the disposal of long-lived assets.

Depreciation and amortization. The increase was predominantly due to a $0.8 million increase in amortization, offset by a $0.5 million decrease in deprecation.

Other (expense) income

Interest expense. The increase in interest expense is predominantly attributable to an increased interest rate in the current period as compared to the prior year period. The increase was offset by lowered interest rate from repricing of term loan credit facility in the current quarter by entering into the Seventh Amendment. See Item 1."Financial Statements" Note 5."Long-Term Debt" for a detailed discussion regarding long-term debt.

Loss on extinguishment of debt. On February 5, 2024, in connection with entering into the Seventh Amendment, $1.6 million in loan costs related to third-party costs were expensed and included in the loss on extinguishment and modification of debt.

Other (expense) income. The fluctuation is due to the effect of foreign currency fluctuation on trade payables and receivables denominated in foreign currencies.

Income taxes. The Company's effective income tax rate for the three months ended March 31, 2024, was an expense of 13.2%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended March 31, 2024, is primarily due to changes in our valuation allowance on deferred tax assets. The Company's effective income tax rate for the three months ended March 31, 2023, was a benefit of 78.1%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended March 31, 2023, is primarily due to changes in our valuation allowance on deferred tax assets and the expiration of the applicable statute of limitations for certain uncertain tax positions.

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

We believe that the presentation of each of the Adjusted Expenses is appropriate to provide additional information to investors about certain non-cash items that vary greatly and are difficult to predict. These Adjusted Expenses take into account non-cash stock compensation expense, acquisitions and integration related costs including restructuring and severance, initial and secondary public offering costs, legal and litigation expenses including settlement payments, new jurisdictions and regulatory licensing costs, non-cash charges on capitalized installation and delivery, non-cash charges and (gain) loss on disposition of assets and other adjustments that include costs and inventory and receivable valuation charges associated with the COVID-19 pandemic. Further, we believe each of the Adjusted Expenses provides a meaningful measure of our expenses because we use it for evaluating our business performance, making budgeting decisions, and comparing our performance against that of other peer companies using similar measures. It also provides management and investors with additional information to estimate our value.

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

The tables below present each of the Adjusted Expenses and include a reconciliation to the nearest GAAP measure.

Electronic Gaming Machines

Three Months Ended March 31, 2024 compared to the Three Months Ended March 31, 2023

	Three Months Ended March 31,		$	%
(amounts in thousands, except unit data)	2024	2023	Change	Change
EGM segment revenues:
Gaming operations	$53,799	$52,413	$1,386	2.6%
Equipment sales	33,452	24,145	9,307	38.5%
Total EGM revenues	87,251	76,558	10,693	14.0%

EGM segment expenses and adjusted expenses:
Cost of gaming operations(1)	11,084	10,815	269	2.5%
Less: Adjustments(2)	692	877	(185)	(21.1)%
Adjusted cost of gaming operations	10,392	9,938	454	4.6%

Cost of equipment sales	15,521	12,227	3,294	26.9%

Selling, general and administrative	16,433	15,195	1,238	8.1%
Less: Adjustments(3)	1,666	2,152	(486)	(22.6)%
Adjusted cost of selling, general and administrative	14,767	13,043	1,724	13.2%

Research and development	9,063	9,409	(346)	(3.7)%
Less: Adjustments(4)	597	546	51	9.3%
Adjusted cost of research and development	8,466	8,863	(397)	(4.5)%

Accretion of placement fees	1,576	1,545	31	2.0%

EGM Adjusted EBITDA	$39,681	$34,032	$5,649	16.6%

EGM Business Segment Key Performance Indicators ("KPI's")
EGM gaming operations:
EGM installed base:
Class II	11,190	11,244	(54)	(0.5)%
Class III	5,406	5,116	290	5.7%
Domestic installed base, end of period	16,596	16,360	236	1.4%
International installed base, end of period	6,061	6,248	(187)	(3.0)%
Total installed base, end of period	22,657	22,608	49	0.2%

EGM revenue per day ("RPD"):
Domestic revenue per day	$32.49	$32.82	$(0.33)	(1.0)%
International revenue per day	$9.70	$8.29	$1.41	17.0%
Total revenue per day	$26.38	$26.06	$0.32	1.2%

EGM equipment sales
EGM units sold	1,441	1,121	320	28.5%
Average sales price ("ASP")	$20,626	$19,587	$1,039	5.3%

(1)	Exclusive of depreciation and amortization.
(2)	Adjustments to cost of gaming operations include non-cash stock compensation expense, non-cash charges on capitalized installation and delivery and other adjustments.
(3)

Adjustments to selling, general and administrative expense include non-cash stock compensation expense, restructuring and severance, legal and litigation expenses including settlement payments and other adjustments.

(4)	Adjustments to research and development costs include non-cash stock compensation expense.

Gaming Operations Revenue

The increase in gaming operations revenue was primarily due to an increase of 236 domestic EGM units installed year over year. We installed 16,596 EGM units as of March 31, 2024, compared to 16,360 EGM units installed as of March 31, 2023.

Equipment Sales

The increase in equipment sales was primarily due to an increase of 320 EGMs sold year over year. We sold 1,441 EGM units during the three months ended March 31, 2024, compared to 1,121 EGM units in the prior year period.

EGM Adjusted EBITDA

EGM Adjusted EBITDA includes revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write-downs and other charges, accretion of placement fees, restructuring and severance costs, as well as other costs. See Item 1. “Financial Statements” Note 13. "Operating Segments" for further explanation of adjustments. The increase in EGM Adjusted EBITDA is attributable to the increase in revenue described above, offset by an increase in the cost of equipment sales and an increase in operating expenses. EGM Adjusted EBITDA margin was 45.5% for the three months ended March 31, 2024 compared to 44.5% for the three months ended March 31, 2023.

Table Products

Three Months Ended March 31, 2024 compared to Three Months Ended March 31, 2023

	Three Months Ended March 31,		$	%
(amounts in thousands, except unit data)	2024	2023	Change	Change
Table Products segment revenues:
Gaming operations	$4,105	$3,706	$399	10.8%
Equipment sales	461	388	73	18.8%
Total Table Products revenues	4,566	4,094	472	11.5%

Table Products segment expenses and adjusted expenses:
Cost of gaming operations(1)	546	475	71	14.9%
Less: Adjustments(2)	77	118	(41)	(34.7)%
Adjusted cost of gaming operations	469	357	112	31.4%

Cost of equipment sales	135	106	29	27.4%

Selling, general and administrative	1,110	1,069	41	3.8%
Less: Adjustments(3)	107	116	(9)	(7.8)%
Adjusted cost of selling, general and administrative	1,003	953	50	5.2%

Research and development	569	440	129	29.3%
Less: Adjustments(4)	16	13	3	23.1%
Adjusted cost of research and development	553	427	126	29.5%

Table Products Adjusted EBITDA	$2,406	$2,251	$155	6.9%

Table Products unit information:
Table products installed base, end of period	5,410	5,278	132	2.5%
Average monthly lease price	$249	$230	$19	8.3%

(1)	Exclusive of depreciation and amortization.
(2)	Adjustments to cost of gaming operation include non-cash charges on capitalized installation and delivery.
(3)	Adjustments to selling, general and administrative expense include non-cash stock compensation expense, severance and restructuring, and other adjustments.
(4)	Adjustments to research and development costs include non-cash stock compensation expense.

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

Tables Products Adjusted EBITDA

Table Products Adjusted EBITDA includes the revenues and operating expenses from the Table Products segment adjusted for depreciation, amortization, write-downs and other charges, severance and restructuring, as well as other costs. See Item 1. “Financial Statements” Note 13. "Operating Segments" for further explanation of adjustments. The increase in Table Products Adjusted EBITDA is attributable to the increase in revenue as described above, offset by an increase in the cost of equipment sales and an increase in operating expenses.

Interactive

Three Months Ended March 31, 2024 compared to Three Months Ended March 31, 2023

	Three Months Ended March 31,		$	%
(amounts in thousands)	2024	2023	Change	Change
Interactive segment revenue:
Gaming Operations	$4,156	$2,523	$1,633	64.7%
Total Interactive revenue	4,156	2,523	1,633	64.7%

Interactive segment expenses and adjusted expenses:
Cost of gaming operations(1)	444	466	(22)	(4.7)%

Selling, general and administrative	567	941	(374)	(39.7)%
Less: Adjustments(2)	41	33	8	24.2%
Adjusted cost of selling, general and administrative	526	908	(382)	(42.1)%

Research and development	1,286	940	346	36.8%
Less: Adjustments(3)	32	11	21	190.9%
Adjusted cost of research and development	1,254	929	325	35.0%

Interactive Adjusted EBITDA	$1,932	$220	$1,712	778.2%

(1)	Exclusive of depreciation and amortization.
(2)	Adjustments to selling, general and administrative expense include non-cash stock compensation expense and severance and restructuring expenses.
(3)	Adjustments to research and development costs include non-cash stock compensation expense.

Gaming Operations Revenue

The increase in gaming operations revenue is primarily attributable to an increase in RMG revenues from Canadian and the US-based operators, offset by decreased revenue from international customers and our social casino revenues due to our decision to strategically refocus our resources on growth opportunities within the regulated North American RMG market.

Interactive Adjusted EBITDA

Interactive Adjusted EBITDA includes the revenues and operating expenses from the Interactive segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 1. “Financial Statements” Note 13. "Operating Segments" for further explanation of adjustments. The increase in Interactive Adjusted EBITDA is primarily attributable to the increase in revenues as described above.

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

Due to these limitations, we rely primarily on our GAAP results, such as net income (loss), income from operations, EGM Adjusted EBITDA, Table Products Adjusted EBITDA or Interactive Adjusted EBITDA, and use Total Adjusted EBITDA only supplementally.

The following tables reconcile net income (loss) to total Adjusted EBITDA (amounts in thousands):

Three Months Ended March 31, 2024 compared to the Three Months Ended March 31, 2023

	Three Months Ended March 31,		$	%
	2024	2023	Change	Change
Net income (loss)	$4,345	(334)	$4,679	(1400.9)%
Income tax benefit (expense)	661	(1,189)	1,850	(155.6)%
Depreciation and amortization	19,439	19,142	297	1.6%
Interest expense, net of interest income and other	13,158	13,269	(111)	(0.8)%
Loss on extinguishment of debt (1)	1,636	-	1,636	100.0%
Write-downs and other(2)	(24)	204	(228)	(111.8)%
Other adjustments(3)	429	413	16	3.9%
Other non-cash charges(4)	2,269	2,454	(185)	(7.5)%
Non-cash stock-based compensation(5)	2,106	2,544	(438)	(17.2)%
Total Adjusted EBITDA	$44,019	$36,503	$7,516	20.6%

(1)	Loss on extinguishment and modification of debt primarily relates to third party costs incurred in connection with entering into the Seventh Amendment.
(2)	Write-downs and other include items related to loss on disposal or impairment of long-lived assets.
(3)	Other adjustments are primarily composed of the following:
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

As of March 31, 2024, the Company had $40.4 million in cash and cash equivalents and $40.0 million available to draw under its revolving credit facility. As of March 31, 2024, management believes that the Company has sufficient liquidity to fund its operating requirements and meet its obligations as they become due for at least the next twelve months after the condensed consolidated financial statements are issued.

Indebtedness

First Lien Credit Facilities

For a detailed description of indebtedness, see Item 1. "Financial Statements" Note 5. "Long-Term Debt."

As of March 31, 2024, there were no required financial covenants for our debt instruments.

The following table summarizes our historical cash flows (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Cash Flow Information:
Net cash provided by operating activities	$26,325	$4,167	$22,158
Net cash (used in) investing activities	(15,272)	(13,103)	(2,169)
Net cash (used in) financing activities	(21,666)	(3,380)	(18,286)
Effect of exchange rates on cash, cash equivalents and restricted cash	15	(7)	22
Net decrease in cash, cash equivalents and restricted cash	$(10,598)	$(12,323)	$1,725

Operating activities

The increase in cash provided by operating activities is attributable to a $17.3 million decrease in use for assets and liabilities that relate to operations, the increase is further supported by an improvement in our net income (loss) adjusted for non-cash expenses that increased by $4.9 million.

Investing activities

The increase in cash used in investing activities was primarily due to a $0.9 million increase in software development and other expenditures, $0.7 million increase in purchases of property and plant, as well as a $0.6 million decrease in collections on a customer note receivable.

Financing activities

The increase in cash used in financing activities of $18.3 million is primarily attributable to the reduction of debt principal due to the voluntary payment of $15.0 million in the current period and payment of other financed obligations in the current period.

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

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023. There were no material changes to our policies during the three months ended March 31, 2024.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See related disclosure at Item 1. “Financial Statements” Note 1. “Description of the Business and Summary of Significant Accounting Policies” of this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

"Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023 (the "Annual Report") includes a discussion of our risk factors. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. The Company is supplementing its risk factors described in the Annual Report and the following risk factor should be read in conjunction with the other risk factors disclosed in the Annual Report.

Risks Related to the Proposed Merger

The announcement and pendency of our agreement to be acquired by Brightstar Capital Partners may have an adverse effect on our business, operating results and our stock price, and may result in the loss of employees, customers, suppliers, and other business partners.

On May 8, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bingo Holdings I, LLC, a Delaware limited liability company (“Parent”), and Bingo Merger Sub, Inc., a Nevada corporation and a wholly owned subsidiary of Parent (“Merger Sub”), providing for, among other things, the merger of Merger Sub with and into the Company (the “Merger”) with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub were formed by affiliates of Brightstar Capital Partners. We are subject to risks in connection with the announcement and pendency of the Merger, including, but not limited to, the following:

● market reaction to the announcement of the Merger;

● changes in our business, operations, financial position, and prospects;

● market assessments of the likelihood that the Merger will be consummated;

● the amount of cash offered per share will not be increased to account for positive changes in our business, assets, liabilities, prospects, outlook, financial condition, or results of operations during the pendency of the Merger, including any successful execution of our current strategy as an independent company or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;

● potential adverse effects on our relationships with our current customers, suppliers and other business; partners, or those with which we are seeking to establish business relationships, due to uncertainties about the Merger;

● we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, and many of these fees and costs are payable by us regardless of whether the Merger is consummated;

● potential adverse effects on our ability to attract, recruit, retain, and motivate current and prospective employees who may be uncertain about their future roles and relationships with us following the completion of the Merger, and the possibility that our employees could lose productivity as a result of uncertainty regarding their employment following the Merger;

● the pendency and outcome of the legal proceedings that have been or may be instituted against us, our directors, executive officers and others relating to the transactions contemplated by the Merger Agreement; and

● the possibility of disruption to our business, including increased costs and diversion of management time and resources that could otherwise have been devoted to other opportunities that may have been beneficial to us.

While the Merger is pending, we are subject to contractual restrictions that could harm our business, operating results and our stock price.

The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the Merger, generally requiring us to conduct our businesses in the ordinary course in all material respects, and restricting us from taking certain specified actions absent Brightstar Capital Partners’ prior written consent. We may find that these and other obligations in the Merger Agreement may delay or prevent us from or limit our ability to respond effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management and board of directors think they may be advisable. These restrictions could adversely impact our business, operating results and our stock price and our perceived acquisition value, regardless of whether the Merger is completed.

The failure to complete the Merger may adversely affect our business and our stock price.

The Merger with Brightstar Capital Partners is subject to a number of conditions, including, among other things, (i) the Company’s receipt of the approval of the Company’s stockholders representing a majority of the voting power of the outstanding shares; (ii) expiration or termination of any waiting periods applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; (iii) absence of any legal requirement, order or injunction enjoining or otherwise prohibiting the consummation of the Merger; and (iv) receipt of certain gaming regulatory approvals. There can be no assurance that these conditions to the completion of the Merger will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe or at all.  If the Merger is not completed, we may be subject to negative publicity or be negatively perceived by the investment or business communities and our stock price could fall to the extent that our current stock price reflects an assumption that the Merger will be completed. Furthermore, if the Merger is not completed, we may suffer other consequences that could adversely affect our business and results of our operations.

The Merger Agreement with Brightstar Capital Partners limits our ability to pursue alternative transactions which could deter a third party from proposing an alternative transaction.

The Merger Agreement contains provisions that, subject to certain exceptions, limit our ability to (i) solicit, initiate, or knowingly facilitate, or knowingly encourage (including by way of furnishing non-public information) any acquisition proposal or any inquiries regarding, or the making of any proposal or offer that constitutes, or would reasonably be expected to lead to, an acquisition proposal, or (ii) engage in, continue or otherwise participate in any discussions or negotiations regarding, or furnish or afford access to any other person any non-public information relating to the Company or its business, properties, assets, books, records or other non-public information, among other prohibitions. It is possible that these or other provisions in the Merger Agreement might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our outstanding common stock from considering or proposing an acquisition or might result in a potential competing acquirer proposing to pay a lower per share price to acquire our common stock than it might otherwise have proposed to pay.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a). Exhibits

Exhibit Number	Exhibit Description

3.1	Certificate of Amended and Restated Articles of Incorporation of PlayAGS, Inc., effective January 29, 2018 (incorporated by reference to Exhibit 3.1 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 5, 2019).

3.2	Amended and Restated Bylaws of PlayAGS,Inc., Adopted January 29, 2018 (incorporated by reference to Exhibit 3.2 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 5, 2019).

10.1	Amendment to that certain First Lien Credit Agreement (incorporated by reference to exhibit 10.13 to PlayAGS, Inc's Annual Report on Form 10-K filed on March 6, 2024).

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contains in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PlayAGS, Inc.

Date:	May 9, 2024	By:	/s/ KIMO AKIONA
		Name:	Kimo Akiona
		Title:	Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)