Form 10-Q
period 2024-06-30
PlayAGS, Inc.
filed 2024-08-07
CIK 1593548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarter ended June 30, 2024

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

As of August 2, 2024, there were 40,238,061 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLAYAGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$44,232	$50,936
Restricted cash	203	244
Accounts receivable, net of allowance for credit losses $1,021 and $1,251, respectively	74,833	68,499
Inventories	33,358	36,081
Prepaid expenses	4,908	5,473
Deposits and other	4,048	4,145
Total current assets	161,582	165,378
Property and equipment, net	82,145	78,768
Goodwill	288,928	290,486
Intangible assets, net	113,356	123,436
Deferred tax asset	7,124	7,680
Operating lease assets, net	8,942	9,862
Other assets	4,514	4,728
Total assets	$666,591	$680,338

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,279	$5,406
Accrued liabilities	36,306	35,926
Current maturities of long-term debt	6,232	6,253
Total current liabilities	52,817	47,585
Long-term debt	531,212	547,499
Deferred tax liability, non-current	2,685	2,326
Operating lease liabilities, long-term	7,530	8,636
Other long-term liabilities	2,952	6,625
Total liabilities	597,196	612,671
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock at $0.01 par value; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value; 450,000,000 shares authorized at June 30, 2024 and at December 31, 2023; and 40,186,573 and 38,947,674 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	401	389
Additional paid-in capital	423,244	417,689
Accumulated deficit	(352,692)	(353,044)
Accumulated other comprehensive (loss) income	(1,558)	2,633
Total stockholders’ equity	69,395	67,667
Total liabilities and stockholders’ equity	$666,591	$680,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(amounts in thousands, except per share data)

 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Gaming operations	$63,439	$60,973	$125,499	$119,615
Equipment sales	33,300	28,859	67,213	53,392
Total revenues	96,739	89,832	192,712	173,007
Operating expenses
Cost of gaming operations(1)	12,678	12,028	24,752	23,784
Cost of equipment sales(1)	15,811	12,981	31,467	25,314
Selling, general and administrative	22,775	19,721	40,885	36,926
Research and development	11,684	10,956	22,602	21,745
Write-downs and other charges	130	431	106	635
Depreciation and amortization	19,886	18,639	39,325	37,781
Total operating expenses	82,964	74,756	159,137	146,185
Income from operations	13,775	15,076	33,575	26,822
Other expense (income)
Interest expense	13,493	14,070	27,473	27,774
Interest income	(677)	(319)	(1,362)	(676)
Loss on extinguishment and modification of debt	-	-	1,636	-
Other income	412	(10)	275	(88)
Income (loss) before income taxes	547	1,335	5,553	(188)
Income tax (expense) benefit	(107)	(484)	(768)	705
Net income	440	851	4,785	517
Foreign currency translation adjustment	(5,113)	2,725	(4,191)	6,138
Total comprehensive (loss) income	$(4,673)	$3,576	$594	$6,655

Basic and diluted income per common share:
Basic	$0.01	$0.02	$0.12	$0.01
Diluted	$0.01	$0.02	$0.11	$0.01
Weighted average common shares outstanding:
Basic	39,701	37,917	39,453	37,864
Diluted	39,784	37,917	39,565	37,864

(1) exclusive of depreciation and amortization

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Common stock
Balance, beginning of period	$393	$379	$389	$378
Vesting of restricted stock	6	-	10	1
Stock option exercises	2	-	2	-
Balance of common stock, end of period	401	379	401	379
Additional paid-in capital
Balance, beginning of period	419,841	408,979	417,689	406,436
Stock-based compensation expense	2,107	2,946	4,213	5,490
Vesting of restricted stock	(6)	-	(10)	(1)
Stock option exercises	1,302	-	1,352	-
Balance of additional paid-in capital, end of period	423,244	411,925	423,244	411,925
Accumulated deficit
Balance, beginning of period	(350,850)	(353,486)	(353,044)	(353,125)
Net income	440	851	4,785	517
Restricted stock vesting and withholding	(2,282)	-	(4,433)	(27)
Balance of accumulated deficit, end of period	(352,692)	(352,635)	(352,692)	(352,635)
Accumulated other comprehensive income (loss)
Balance, beginning of period	3,555	(915)	2,633	(4,328)
Foreign currency translation adjustment	(5,113)	2,725	(4,191)	6,138
Balance of accumulated other comprehensive (loss) income, end of period	(1,558)	1,810	(1,558)	1,810
Total stockholders' equity	$69,395	$61,479	$69,395	$61,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$4,785	$517
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	39,325	37,781
Accretion of contract rights under development agreements and placement fees	3,118	3,121
Amortization of deferred loan costs and discount	1,174	1,267
Write-off of deferred loan costs and discount	742	-
Stock-based compensation expense	4,213	5,490
Provision for bad debts	262	485
(Gain) loss on disposition of long-lived assets	(48)	396
Impairment of assets	154	239
Benefit from deferred income tax	405	687
Changes in assets and liabilities related to operations:
Accounts receivable	(7,101)	(6,917)
Inventories	5,042	(919)
Prepaid expenses	555	(2,755)
Deposits and other	33	2,028
Other assets, non-current	1,186	489
Accounts payable and accrued liabilities	4,128	(12,037)
Net cash provided by operating activities	57,973	29,872
Cash flows from investing activities
Proceeds from payments on customer notes receivable	-	3,081
Purchase of intangibles	-	(183)
Software development and other expenditures	(12,172)	(10,834)
Proceeds from disposition of assets	15	11
Purchases of property and equipment	(26,010)	(18,312)
Net cash (used in) investing activities	(38,167)	(26,237)
Cash flows from financing activities
Repayment of first lien credit facilities	(17,875)	(2,875)
Payment of financed placement fee obligations	(2,904)	(2,733)
Proceeds from stock option exercise	1,354	-
Payment of deferred loan costs	(5)	-
Payment of previous acquisition obligation	-	(146)
Payment on finance leases and other obligations	(2,651)	(781)
Repurchase of stock	(4,433)	(27)
Net cash (used in) financing activities	(26,514)	(6,562)
Effect of exchange rates on cash, cash equivalents and restricted cash	(37)	53
Net decrease in cash, cash equivalents and restricted cash	(6,745)	(2,874)
Cash, cash equivalents and restricted cash, beginning of period	51,180	37,911
Cash, cash equivalents and restricted cash, end of period	$44,435	$35,037

Supplemental cash flow information
Non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$338	$882
Leased assets obtained in exchange for new finance lease liabilities	$114	$600
Property and equipment obtained in exchange for new other long-term liability	$892	$-

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

Electronic Gaming Machines

Our EGM segment offers a library of proprietary video and mechanical slot titles developed for the global marketplace, and EGM cabinets which include our premium lease-only cabinets of Spectra UR43 Premium, Orion Starwall, Orion Curve Premium and Big Red as well as cabinets available for sale or lease notably the Revel, Spectra UR43, Spectra UR49C, Orion Portrait, Orion Slant, Orion Curve, Orion Upright, and ICON cabinets. In addition to providing complete EGM units, we offer conversion kits that allow existing game titles to be converted to other game titles offered within that operating platform.

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

Interactive

We specialize in providing a Business-to-Business ("B2B") game aggregation platform catering to the rapidly growing online RMG sector. Our remote gaming server empowers us to deliver an extensive library of games developed by our internal game development studios. Our catalog encompasses various game types, including slots, table games, and instant win. Our RMG solutions resonate with a diverse and widespread player base, positioning us as a trusted partner for operators seeking to thrive in the competitive global gaming landscape.

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

Revenue Recognition

Leasing of equipment in both our EGM and Table Products segments is accounted for under lease accounting guidance in ASC 842, "Leases" ("ASC 842") and is recorded in gaming operations revenue. Our remaining revenue streams are accounted for under ASC 606 "Revenue from contracts with customers" ("ASC 606") including equipment sales in our EGM and, to a lesser extent, in our Table Products segments. Revenue earned in our Interactive segment is recorded in gaming operations revenue.

The following table disaggregates our revenues by type within each of our segments (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

EGM
Gaming operations	$54,578	$54,350	$108,377	$106,763
Equipment sales	32,805	28,331	66,257	52,476
Total	$87,383	$82,681	$174,634	$159,239

Table Products
Gaming operations	$4,054	$3,868	$8,159	$7,574
Equipment sales	495	528	956	916
Total	$4,549	$4,396	$9,115	$8,490

Interactive
Gaming Operations	$4,807	$2,755	$8,963	$5,278
Total	$4,807	$2,755	$8,963	$5,278

Total Revenue	$96,739	$89,832	$192,712	$173,007

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

Revenue allocated to any undelivered performance obligations is recorded as a contract liability. The balance of our contract liabilities was not material as of  June 30, 2024 and December 31, 2023.

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

For the period ended  June 30, 2024, there was no material activity in allowance for credit losses.

Inventories

Inventories consist primarily of parts and supplies that are used to repair and maintain machinery and equipment as well as EGMs, shufflers, and progressive products in production and finished goods held for sale. Inventories are stated at net realizable value. Cost of inventories is determined using the first-in, first-out method for all components of inventory. The Company regularly reviews inventory quantities and updates estimates for the net realizable value of inventories. This process includes examining the carrying values of parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose). Some of the factors involved in this analysis include the overall levels of the inventories, the current and projected sales levels for such products, the projected markets for such products and the costs required to sell the products, including refurbishment costs. Changes in the assumptions or estimates could materially affect the inventory carrying value. As of  June 30, 2024 and December 31, 2023, the value of raw material inventory was $25.1 million and $31.3 million, respectively. As of  June 30, 2024 and December 31, 2023, the value of finished goods inventory was $8.2 million and $4.8 million, respectively. There was no work in process material as of  June 30, 2024 and December 31, 2023.

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

Acquisition Accounting

The Company applies the provisions of ASC 805, “Business Combinations” ("ASC 805"), in accounting for business acquisitions. It requires us to recognize separately from goodwill the fair value of assets acquired and liabilities assumed on the acquisition date. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Significant estimates and assumptions are required to value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable. These estimates are inherently uncertain and subject to refinement and typically include the calculation of an appropriate discount rate and projection of the cash flows associated with each acquired asset. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

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

The carrying values of the Company’s cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short-term maturities of these instruments. The fair value of our long-term debt is based on the quoted market prices for similar issues (Level 2 inputs). The following table presents the estimated fair value of our long-term debt as of  June 30, 2024 and  December 31, 2023 (in thousands):

	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term Debt	$548,706	$551,551	$566,754	$567,658

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

Research and Development

Research and development costs are related primarily to software product development costs and are expensed as incurred until technological feasibility has been established. Employee related costs associated with product development are included in research and development.

Recently Issued Accounting Pronouncements

In March 2023, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2023-01, Leases ("Topic 842"): Common Control Arrangements. Upon the implementation of Topic 842, the FASB Board prioritized monitoring and assisting stakeholders by responding to technical accounting inquiries and proactively seeking feedback on issues that arose from such topic. The amendments within 2023-01 is a response to private company stakeholders concerns regarding the application of Topic 842 to related party arrangements between entities under common control. This update aims to improve current GAAP through clarification of accounting for leasehold improvements associated with common control leases. Further, the amendments within this update aim to provide investors, lenders, creditors, and other allocators of capital with financial information that better reflects the economics of transpiring transactions. We adopted the amendment in the first quarter of 2024, which did not have a material effect on our consolidated financial statements.

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU No. 2023-06”). ASU No. 2023-06 modifies disclosure requirements which consist of clarifications and technical corrections. The amendments in this update apply to all reporting entities and aim to allow users to more easily compare entities subject to the SEC's existing disclosures with those entities that were not previously subjected to the SEC's requirements. Furthermore, these amendments aim to align codification requirements with the SEC's regulations. The effective date for each amendment within ASU No. 2023-06 is dependent on the date in which the SEC removes related disclosures from Regulation S-X or Regulation S-K. Early adoption is permitted. If by June 30, 2027, the SEC has not removed the related disclosures from Regulation S-X or Regulation S-K, the pending amendments will not become effective for any entity. The Company is currently evaluating the provisions of the amendments and the impact on its future disclosures, however, we do not anticipate the impact to be material.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting ("Topic 280"): Improvements to Reportable Segment Disclosures. Investors, lenders, creditors and other allocators of capital have observed the critical importance of segment information and its significance in assessing an entity's overall performance and potential future cash flows. The amendments within Topic 280 aim to improve reportable segment disclosure requirements by enhancing disclosures regarding significant segment expenses. These amendments are applicable to all public entities who are required to report segment information in accordance with Topic 280, Segment Reporting. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the provisions of the amendments and the impact on its segment reports, however, we do not anticipate the impact to be material.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes ("Topic 740"): Improvements to Income Tax Disclosures. The amendments within Topic 740 address the requests of investors, lenders, creditors, and other allocators of capital for more transparency regarding income tax information primarily related to the rate reconciliation and income taxes paid information. Further amendments within this update also aim to improve the effectiveness of income tax disclosures. The amendments in this update apply to all entities that are subject to Topic 740. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the provisions of the amendments and the impact on its income tax disclosures, however, we do not anticipate the impact to be material.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Gaming equipment	$274,177	$259,396
Other property and equipment	25,811	25,056
Less: Accumulated depreciation	(217,843)	(205,684)
Total property and equipment, net	$82,145	$78,768

Gaming equipment and other property and equipment are depreciated over the respective useful lives of the assets ranging from one to five years. Depreciation expense was $10.2 million and $9.9 million for the three months ended June 30, 2024 and 2023, respectively. Depreciation expense was $20.3 million and $20.5 million for the six months ended  June 30, 2024 and 2023, respectively.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 3. GOODWILL AND INTANGIBLES

Changes in the carrying amount of goodwill are as follows (in thousands):

	Gross Carrying Amount
	EGM	Table Products	Interactive(1)	Total
December 31, 2023	$281,435	$9,051	$-	$290,486
Foreign currency adjustments	(1,558)	-	-	(1,558)
Balance at June 30, 2024	$279,877	$9,051	$-	$288,928

(1) As of June 30, 2024, accumulated goodwill impairment charges for the Interactive segment taken prior to the fiscal year 2024 were $8.4 million.

Intangible assets consist of the following (in thousands):

		June 30, 2024			December 31, 2023
	Useful Life	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	(years)	Value	Amortization	Value	Value	Amortization	Value
Indefinite-lived trade names	Indefinite	$12,126	-	$12,126	$12,126	-	$12,126
Trade and brand names	5 - 7	14,990	(14,808)	182	14,990	(14,779)	211
Customer relationships	5 - 12	221,233	(188,044)	33,189	222,690	(183,508)	39,182
Contract rights under development and placement fees	1 - 7	42,762	(33,234)	9,528	42,762	(30,118)	12,644
Gaming software and technology platforms	1 - 7	232,849	(179,758)	53,091	220,843	(167,869)	52,974
Intellectual property	10 - 12	21,845	(16,605)	5,240	21,845	(15,546)	6,299
Total intangible assets		$545,805	$(432,449)	$113,356	$535,256	$(411,820)	$123,436

Intangible assets are amortized over their respective estimated useful lives ranging from one to twelve years. Amortization expense related to intangible assets was $9.6 million and $8.7 million for the three months ended June 30, 2024 and 2023, respectively. Amortization expense related to intangible assets was $19.0 million and $17.2 million for the six months ended  June 30, 2024 and 2023, respectively.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The Company enters into development agreements and placement fee agreements with certain customers to secure floor space under lease agreements for its gaming machines. Amounts paid in connection with the development agreements are repaid to the Company in accordance with the terms of the agreement, whereas placements fees are not reimbursed. Amounts paid against the placement fee agreements with payment terms greater than 90 days are disclosed in the financing activities section of the condensed consolidated statement of cash flows. Amounts paid for the placement fee agreements with the agreement terms less than 90 days, are disclosed in the investing activities section of the condensed consolidated statement of cash flows.

For development agreements in the form of a loan, interest income is recognized on the repayment of the notes based on the stated rate or, if not stated explicitly in the development agreement, on an imputed interest rate. If the stated interest rate is deemed to be other than a market rate or zero, a discount is recorded on the note receivable as a result of the difference between the stated and market rate and a corresponding intangible asset is recorded. The intangible asset is recognized in the condensed consolidated financial statements as a contract right under development agreement and amortized as a reduction in revenue over the term of the agreement. Placement fees can be in the form of cash paid upfront or free lease periods and are accreted over the life of the contract and the expense is recorded as a reduction of revenue. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $1.5 million and $1.6 million for the three months ended June 30, 2024 and 2023, respectively. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $3.1 million for both of the six months ended  June 30, 2024 and 2023.

NOTE 4. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Salary and payroll tax accrual	$10,668	$12,697
Taxes payable	3,235	3,337
Current portion of operating lease liability	2,671	2,595
License fee obligation	-	482
Placement fees payable	6,080	6,314
Deferred revenue	2,640	2,429
Accrued other	11,012	8,072
Total accrued liabilities	$36,306	$35,926

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 5. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30, 2024	December 31, 2023
First Lien Credit Facilities:
Term loans, net of unamortized discount and deferred loan costs of $11.3 million at June 30, 2024 and $13.0 million at December 31, 2023; interest at SOFR, subject to a 0.75% floor plus 3.75% (at June 30, 2024) and 0.75% floor plus 4% (at December 31, 2023): 9.1% at June 30, 2024 and 9.5% at December 31, 2023.	$535,800	$551,935
Finance leases	1,644	1,817
Total debt	537,444	553,752
Less: Current portion	(6,232)	(6,253)
Long-term debt	$531,212	$547,499

First Lien Credit Facilities

On  February 15, 2022, AP Gaming I, LLC (the “Borrower”), a Delaware limited liability company and wholly owned indirect subsidiary of the Company and AP Gaming Holdings, LLC, a Delaware limited liability company and wholly owned indirect subsidiary of the Company (“Holdings”) entered into the Amended Credit Agreement with certain of the Borrower’s subsidiaries, the lenders party thereto and Jefferies Finance LLC, as administrative agent (the “Amended Credit Agreement”). The Amended Credit Agreement amends and restates the existing credit agreement, among the Borrower, Holdings, the lenders party thereto from time to time, the Administrative Agent and the other parties named therein.

The Borrower is a direct subsidiary of AP Gaming Holdings, LLC, which is a direct subsidiary of AP Gaming, Inc., which is a direct subsidiary the Company. These entities between the Borrower and the Company are holding companies with no other operations, cash flows, material assets or liabilities other than the equity interests in the Borrower.

The Amended Credit Agreement provides (i) a senior secured first lien term loan in an aggregate principal amount of $575.0 million (the “New Term Loan Facility”), the proceeds of which, together with cash on hand of the Borrower and its subsidiaries, were used by the Borrower to repay all amounts outstanding under the existing term loan facilities and to pay related fees and expenses, and (ii) a $40.0 million senior secured first lien revolving facility, with a $7.5 million letter of credit subfacility and a $5.0 million swingline subfacility (the “New Revolving Credit Facility”).

Borrowings under the Amended Credit Agreement bear interest at a per annum rate equal to, at the Borrower’s election, either (a) an adjusted term Secured Overnight Financing Rate ("SOFR") for the interest period in effect, subject to a floor of (i) in the case of term loan borrowings, 0.75% and (ii) in the case of revolver borrowings, 0.00% or (b) a base rate determined by the highest of (i) the prime rate in effect, (ii) the federal funds effective rate plus 0.50% and (iii) an adjusted term SOFR with an interest period of one month plus 1.00%, in each case plus an applicable margin of 3.75% for adjusted term SOFR loans and 2.75% for base rate loans.

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

As of June 30, 2024, there were no required financial covenants for our debt instruments.

Finance Leases

The Company has entered into leases for vehicles and equipment that are accounted for as finance leases.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 6. STOCKHOLDERS’ EQUITY

Our amended and restated articles of incorporation provide that our authorized capital stock will consist of 450,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share. As of June 30, 2024, we have 40,186,573 shares of common stock and zero shares of preferred stock outstanding.

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

Share repurchase program

During 2019, our board of directors approved a share repurchase program that will permit the Company to repurchase up to $50.0 million of the Company’s shares of common stock. During the quarter ended June 30, 2023, the board approved extending this share buyback program to August 11, 2025. As of  June 30, 2024, $42.2 million of the $50.0 million authorized by our board of directors is still available for repurchasing of the Company's shares of common stock.

NOTE 7. WRITE-DOWNS AND OTHER CHARGES

The condensed consolidated statements of operations and comprehensive (loss) income include various transactions, such as loss on disposal or impairment of long-lived assets and fair value adjustments to contingent consideration that have been classified as write-downs and other charges.

During the three months ended  June 30, 2024, the Company recognized $0.1 million in write-downs and other charges primarily related to the impairment of intangible assets (the Company used level 3 fair value inputs based on projected cash flows). During the three months ended  June 30, 2023, the Company recognized $0.4 million in write-downs and other charges primarily related to the impairment of intangible assets (the Company used level 3 fair value inputs based on projected cash flows) and the disposal of long-lived assets.

During the six months ended  June 30, 2024, the Company recognized $0.1 million in write-downs and other charges primarily related to the impairment of intangible assets (the Company used level 3 fair value inputs based on projected cash flows). During the six months ended  June 30, 2023, the Company recognized $0.6 million in write-downs and other charges primarily related to the impairment of intangible assets (the Company used level 3 fair value inputs based on projected cash flows) and the disposal of long-lived assets.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 8. BASIC AND DILUTED INCOME

The Company computes net income per share in accordance with accounting guidance that requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the condensed consolidated statement of operations and comprehensive (loss) income. Basic EPS is computed by dividing net income attributable to common stock for the period by the weighted average number of shares outstanding during the period. Basic EPS includes common stock weighted for average number of shares issued during the period. Diluted EPS is computed by dividing net income attributable to common stock for the period by the weighted average number of common shares outstanding during the period, increased by potentially dilutive common shares that were outstanding during the period. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. Potentially dilutive common shares include stock options and restricted stock (see Note 10. "Stock-Based Compensation").

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Numerator:
Net income	$440	$4,785
Less: Net income attributable to participating securities	33	360
Net income attributable to common stock	$407	$4,425

Denominator:
Weighted average of common shares outstanding, basic	39,701	39,453
Potential dilutive effect of stock options	83	112
Weighted average of common shares outstanding, diluted	39,784	39,565

Excluded from the calculation of diluted EPS for the three months ended  June 30, 2024 were 581,053 restricted shares, subject to performance vesting conditions that have not been met yet. Participating securities of 3,235,670 were allocated to income in the calculation of EPS for the three months ended  June 30, 2024.

Excluded from the calculation of diluted EPS for the six months ended  June 30, 2024 were 581,053 restricted shares, subject to performance vesting conditions that have not been met yet. Participating securities of 3,215,947 were allocated to income in the calculation of EPS for the six months ended June 30, 2024.

NOTE 9. BENEFIT PLANS

The Company has established a 401(k) plan (the “401(k) Plan”) for its employees. The 401(k) Plan allows employees to contribute a portion of their earnings, and the Company may match a percentage of the contributions on a discretionary basis. The expense associated with the 401(k) Plan for the three months ended June 30, 2024 and 2023 was $0.5 million each. The expense associated with the 401(k) Plan for the six months ended  June 30, 2024 and 2023 was $1.1 million and $1.2 million, respectively.

On  April 28, 2014, our board of directors approved the 2014 Long-Term Incentive Plan (“LTIP”). Under the LTIP, the Company is authorized to grant nonqualified stock options, rights to purchase shares of common stock, restricted stock, restricted stock units and other awards to be settled in, or based upon, shares of common stock to persons who are directors and employees of and consultants to the Company or any of its subsidiaries on the date of the grant. In April 2024, the LTIP terminated and any remaining awards that were available for grant in the LTIP were cancelled. The LTIP remains active as to previously granted awards until such time that the awards vest, or are exercised in the case of stock options.

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

On April 28, 2022, our board of directors approved an amendment to the Omnibus Incentive Plan, as amended by the 2020 Plan Amendment, to increase the number of shares of Common Stock authorized for issuance thereunder from 4,607,389 shares to 9,607,389 shares, an increase of 5,000,000 shares (the “2022 Plan Amendment”), which was approved by the stockholders on July 1, 2022 at the 2022 Annual Meeting of Stockholders. As a result of the 2022 Plan Amendment, awards that were previously accounted for as liability awards were reclassified to equity as they are expected to be settled with equity. Prior to the 2022 Plan Amendment, there were insufficient shares available to settle the liability awards with equity. As of June 30, 2024, we had 2,698,235 shares available for issuance under the Omnibus Incentive Plan.

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

The following provides the total unrecognized stock-based compensation expense under all programs as of the following dates:

	June 30, 2024		June 30, 2023
	Unrecognized Compensation Expense (in thousands)	Expected Weighted Average Period to be Recognized (years)	Unrecognized Compensation Expense (in thousands)	Expected Weighted Average Period to be Recognized (years)
Stock Options	-	-	-	-
Restricted Stock Units	7,186	2.7	3,683	2.4
Phantom Stock Units	6,150	2.0	7,519	2.0

Stock Options

The Company calculates the grant date fair value of stock options that vest over a service period using the Black Scholes model. For stock options and other stock awards that contain a market condition related to the return on investment that the Company’s stockholders achieve or obtaining a certain stock price, the awards are valued using a lattice-based valuation model. The assumptions used in these calculations are the expected dividend yield, expected volatility, risk-free interest rate and expected term (in years). Expected volatilities are based on implied volatilities from comparable companies. The risk-free rate is based on the U.S. Treasury yield curve for a term equivalent to the estimated time to liquidity. There were no options granted during the three and six months ended June 30, 2024.

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

All other option awards, comprised of Tranche B and Tranche C, are eligible to vest upon the satisfaction of certain performance conditions (collectively, “Performance Options”). These performance conditions included the achievement of investor returns or common stock trading prices. These performance conditions were achieved in October of 2018 for all Performance Options that have been granted and there are currently 128,488 Performance Options exercisable and outstanding.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

A summary of the changes in stock options outstanding during the six months ended June 30, 2024, is as follows:

Number of Options
Options outstanding as of December 31, 2023	1,158,202
Granted	-
Exercised	584,256
Canceled or forfeited	-
Options outstanding as of June 30, 2024	573,946
Options exercisable as of June 30, 2024	573,946

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

Certain restricted stock units are eligible to vest upon the satisfaction of certain performance conditions. Vesting occurs on the first day that the average price per share of our common stock for a specified number of consecutive trading days exceeds certain stock price targets, subject to continued employment with the Company or its subsidiaries. The performance-based restricted stock units will be forfeited if the performance target is not achieved within a specified number of years from the grant date.

In April 2024, the Company granted restricted stock awards that are scheduled to vest in three years from the grant date and the number of shares that will vest, varies based on a 20-day average of the stock price ending on the three year anniversary of the grant date (the "Ending Average Price") compared to the average trading price of our common stock for the 20 days beginning on March 15, 2024 (the "Beginning Average Price"). The value of the awards will be $3.2 million if the Ending Average Price is equal to 25% greater than the Beginning Average Price, which is the "Target Share Price". The number of shares to be issued upon vesting will be determined according to a linear interpolation between a minimum of 40% below the Target Share Price in which 60% of the shares will be issued and a maximum of 60% above the Target Share Price in which 160% of the shares will be issued, which maximum numbers of shares is 451,232. These awards are not included in the table below.

A summary of the changes in restricted stock units outstanding during the six months ended June 30, 2024, is as follows:

Shares Outstanding
Restricted Stock Units Outstanding as of December 31, 2023	1,403,454
Granted	340,061
Vested	496,323
Canceled or forfeited	6,761
Restricted Stock Units Outstanding as of June 30, 2024	1,240,431

Phantom Stock Units

Phantom stock units are typically eligible to vest in equal installments of 25% on each of the first four anniversaries of the date of the grant, subject to continued employment with the Company or its subsidiaries. In the event of a termination of employment without cause upon or as a result of death or disability, any such unvested units shall become vested. In the event of a change in control, certain awards vest immediately and certain awards vest only upon termination within 12 months of the change in control event. The phantom stock units outstanding at  June 30, 2024  may be settled in cash or stock at the Company’s discretion. The phantom stock units that the Company intends to settle in cash are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period. The liability associated with such awards is included in “Accrued Liabilities” within the Consolidated Balance Sheets. All other stock-based awards are classified as equity.

Certain phantom stock units are eligible to vest upon the satisfaction of certain performance conditions. Vesting occurs on the first day that the average price per share of our common stock for a specified number of trading days exceeds certain stock price targets, subject to continued employment with the Company or its subsidiaries. The performance-based phantom stock units will be forfeited if the performance target is not achieved within a specified number of years from the grant date.

A summary of the changes in phantom stock units outstanding during the six months ended June 30, 2024 is as follows:

Shares Outstanding
Phantom Stock Outstanding as of December 31, 2023	3,316,062
Granted	2,975
Vested	917,643
Canceled or forfeited	82,875
Phantom stock outstanding as of June 30, 2024	2,318,519

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 11. INCOME TAXES

The Company's effective income tax rate for the three months ended  June 30, 2024, was an expense of 19.6%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended  June 30, 2024, is primarily due to changes in our valuation allowance on deferred tax assets and other permanent differences. The Company's effective income tax rate for the three months ended  June 30, 2023, was an expense of 36.3%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended  June 30, 2023, is primarily due to changes in our valuation allowance on deferred tax assets.

The Company's effective income tax rate for the six months ended  June 30, 2024, was an expense of 13.8%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the six months ended  June 30, 2024, is primarily due to changes in our valuation allowance on deferred tax assets. The Company's effective income tax rate for the six months ended  June 30, 2023, was a benefit of 375.0%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the six months ended  June 30, 2023, is primarily due to changes in our valuation allowance on deferred tax assets and the expiration of the applicable statute of limitations for certain uncertain tax positions and their effective tax rate impact on a nominal pre-tax book loss for the six months ended  June 30, 2023.

NOTE 12. COMMITMENTS AND CONTINGENCIES

The Company is subject to federal, state, foreign, and Native American laws and regulations that affect both its general commercial relationships with its customers, as well as the products and services provided to them. Periodically, the Company reviews the status of each significant matter and assesses the potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. If a potential loss from any claim or legal proceeding is considered reasonably possible, the Company discloses an estimate of the possible loss or range of possible loss, or a statement that such an estimate cannot be made. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to their pending claims and litigation and  may revise their estimates. Such revisions in the estimates of the potential liabilities could have a material impact on the results of operations and financial condition.

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

On  October 28, 2020, the Court consolidated these three related putative class actions into In re PlayAGS, Inc. Securities Litigation and appointed OPPRS as lead plaintiff. On  January 11, 2021, the lead plaintiff filed an Amended Complaint in the consolidated action against the same set of defendants, again asserting claims (i) under Sections 10(b) and 20(a) of the Exchange Act, with an even larger putative class period ( May 3, 2018 through  March 4, 2020), and (ii) under Sections 11, 12(a)(2) and 15 of the Securities Act on behalf of the same putative class as in OPPRS’s previous complaint. The Amended Complaint alleges that statements the defendants made about, among other things, the Company’s growth, financial performance, and forward-looking financial outlook were materially false or misleading because the Company omitted to state that, according to plaintiffs, its market strength was declining, its growth strategies were unsustainable, and it was experiencing challenges in the Oklahoma market. Plaintiffs claimed that the purported class was injured when the common stock price declined after the alleged “truth” was revealed following release of the Company’s financial reports on  August 7, 2019,  November 7, 2019, and  March 4, 2020. Plaintiffs also asserted that the Company violated Regulation S-K Items 303 and 105 by failing to disclose these same alleged negative trends and significant risks in the registration materials for the Company’s secondary offerings. Unlike the previous complaints, the Amended Complaint did not allege false or misleading statements concerning the Company’s accounting for the iGaming reporting unit or the adequacy of the Company’s internal controls over financial reporting.

On  February 23, 2021, the Court granted the lead plaintiff’s unopposed motion to file a Second Amended Complaint. The Second Amended Complaint was filed on  March 25, 2021 and asserted substantially the same claims as the Amended Complaint but extended the beginning of the putative class period back to  January 26, 2018. On  May 24, 2021, the defendants filed motions to dismiss the Second Amended Complaint, and on  December 2, 2022, the court granted in part and denied in part those motions. It dismissed each of the five claims in the second amended complaint—including all claims under the Securities Act—but the court carved out from the dismissal a “scheme liability” claim under Section 10(b), brought only against the Company, David Lopez, and Kimo Akiona, which the court felt was insufficiently briefed. The lead plaintiff was granted leave to file a further amended complaint but chose not to, and instead sought to move forward on the sole remaining scheme liability claim.

On  January 17, 2023, the Company, Mr. Lopez, and Mr. Akiona filed an answer to the remaining claim, along with a motion to temporarily stay discovery and a motion for judgment on the pleadings, arguing that the legal findings contained in the court’s  December 2, 2022 decision require dismissal of the scheme liability claim as well and termination of the action. Those motions were fully briefed as of  March 22, 2023. On  March 23, 2023, the Court decided the motion to temporarily stay discovery in favor of the defendants, holding that all discovery was stayed pending resolution of the motion for judgment on the pleadings. On  February 13, 2024, the Court granted the motion for judgment on the pleadings and dismissed the securities class action in full with prejudice. On March 14, 2024, Plaintiff's filed a notice of appeal. On May 2, 2024 the Plaintiff/Appellant filed an appeal brief. On July 26, 2024 the Company filed its responsive brief. The defendants will continue to defend vigorously against these claims, but there can be no assurances as to the outcome.

On  March 18, 2022, a shareholder derivative lawsuit was filed in the Court by putative stockholder, Manjan Chowdhury, allegedly on behalf of the Company, that piggy-backs on the consolidated securities class action referenced above and is currently pending before the Court. The derivative complaint names David Lopez, Kimo Akiona, and members of the Board as defendants, and generally alleges that they breached their fiduciary duties by causing or failing to prevent the same allegedly false and misleading statements asserted in the securities class action. The derivative complaint also alleges claims for contribution against Mr. Lopez and Mr. Akiona under Sections 10(b) and 21D of the Exchange Act. On  June 9, 2022, the court stayed the derivative action, pursuant to a stipulation between the parties, pending resolution of the motion to dismiss the consolidated securities class action. On  January 27, 2023, at the request of the parties, the court ordered that the derivative action remain stayed pending resolution of the motion for judgment on the pleadings in the securities class action. The Company and the individual defendants intend to defend vigorously against these claims, but there can be no assurances as to the outcome.

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

We believe that we were not required to collect and remit Alabama state and local lease/rental tax on our leases of EGMs in the state as those leases are on federally designated Indian land and because federal Indian trading laws and Indian gaming laws, as well as the U.S. Constitution, preempt application of the rental tax to these transactions with the Native American tribe. We have disputed ADOR’s audit findings in accordance with applicable state and local tax procedures and ADOR rules. Our dispute is currently in the discovery phase at the Alabama Tax Tribunal, which is the independent tax court for the state of Alabama.

In the quarter ended June 30, 2024, we accrued $0.7 million related to this matter as we have entered into settlement discussions with ADOR. This amount represents the bottom end of the range of probable settlement outcomes and at this time, no other amount is more likely to represent the amount for which the matter will settle. If we do not prevail in the dispute with ADOR, we  may be required to accrue the amount of the assessment as well as applicable interest. It is also possible that ADOR  may similarly audit the participation revenues and licensing fees that we received from the leasing of EGMs to a Native American tribe in the state of Alabama subsequent to  August 2019. While we cannot reasonably calculate the amount that ADOR would assess for the revenues from such subsequent periods due to the types of revenues and rates that apply, based solely on the amount assessed for the period from  May 2016 through  August 2019, we estimate that ADOR’s assessment for taxable lease rental payments for subsequent periods through June 30, 2024 would not exceed $3.1 million, excluding interest. There is no assurance that ADOR will assess our revenues from subsequent periods or that such assessment will not materially differ from our estimate.

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

In  December 2023, we entered into discussions with SAT and the Mexican taxpayer advocate, Procuraduría de la Defensa del Contribuyente, to reach an agreement with SAT regarding its final assessment which we expected to receive during these discussions. The discussions concluded in  January 2024 with no resolution of the matter and with no fixed amount of the potential assessment. In  February 2024, SAT made an assessment of the omitted taxes together with interest, fines, and surcharges of approximately $9.2 million, which has been translated into US dollars at the quarter end exchange rate. We believe that the EGMs qualify under NAFTA and that the documentation we have provided to SAT has been sufficient to demonstrate this qualification. We also believe that SAT has not conducted its audit in compliance with Mexican law and regulations. Therefore, we have filed nullity petitions before the Federal Tax Court in Mexico to invalidate SAT’s resolutions in this matter.

We have not accrued any amount related to this matter, as we cannot accurately estimate the potential loss within the range of up to $9.2 million, including the possibility of the full reduction of the assessment based on our petitions.

On July 1, 2024, we filed a definitive proxy statement (the “proxy statement”) with the SEC, and mailed the proxy statement to our stockholders commencing on July 1, 2024, relating to the Merger Agreement described in Note 14 below.  Since the initial filing of the proxy statement, we have received several demand letters from purported stockholders of the Company challenging certain disclosures in the proxy statement and generally requesting that certain allegedly omitted information be disclosed (collectively, the “Demand Letters”). Purported stockholders have also filed two lawsuits, Fleming v. PlayAGS, Inc. et al., Case No. tc240723-34 (N.Y. Sup. Ct.) and Miller v. PlayAGS, Inc. et al., Case No. tc240724-11 (N.Y. Sup. Ct.), challenging certain disclosures in the proxy statement under New York state law and generally requesting that certain allegedly omitted information be disclosed (the “Complaints”). The Complaints name the Company and the Company’s directors, among others as defendants.  While we believe that the disclosures set forth in the proxy statement comply fully with all applicable law and deny the allegations in the Demand Letters and the Complaints, in order to moot plaintiffs’ disclosure claims, avoid nuisance and possible expense and business delays, and provide additional information to our stockholders, we determined to voluntarily supplement certain disclosures in the proxy statement related to the purported stockholders’ claims.

At this time, we are unable to estimate the probability or the amount of liability, if any, related to the Demand Letters or the Complaints.

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

Segment revenues include leasing, licensing, or selling of products within each reportable segment. Segment Adjusted EBITDA includes the revenues and operating expenses from each segment adjusted for:

•	Write-downs and other included items related to loss on disposal or impairment of long-lived assets and fair value adjustments to contingent consideration;
•	Depreciation, amortization;
•	Loss on extinguishment and modification of debt primarily relates to third party costs incurred in connection with entering into the Seventh Amendment;
•	Other adjustments, primarily composed of the following:
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
•

Other non-cash charges are costs related to non-cash charges and losses on the disposition of assets, non-cash charges on capitalized installation and delivery, which primarily include the costs to acquire contracts that are expensed over the estimated life of each contract and non-cash charges related to accretion of contract rights under development agreements; and

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

The following provides financial information concerning our reportable segments for the three and six months ended June 30, 2024 and 2023 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues by segment
EGM	$87,383	$82,681	$174,634	$159,239
Table Products	4,549	4,396	9,115	8,490
Interactive	4,807	2,755	8,963	5,278
Total Revenues	96,739	89,832	192,712	173,007
Adjusted EBITDA by segment
EGM	37,078	36,857	76,759	70,889
Table Products	2,507	2,263	4,913	4,514
Interactive	2,479	473	4,411	693
Subtotal	42,064	39,593	86,083	76,096
Write-downs and other charges:
Disposal of long-lived assets	(4)	313	(48)	396
Impairment of long-lived assets	134	118	154	239
Depreciation and amortization	19,886	18,639	39,325	37,781
Interest expense, net of interest income and other	13,228	13,741	26,386	27,010
Loss on extinguishment and modification of debt	-	-	1,636	-
Other adjustments	3,951	44	4,380	457
Other non-cash charges	2,215	2,457	4,484	4,911
Non-cash stock-based compensation	2,107	2,946	4,213	5,490
Income (loss) before income taxes	$547	$1,335	$5,553	$(188)

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

NOTE 14. ACQUISITIONS

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

Upon the closing of the Merger, each share of common stock, par value $0.01 per share, of the Company issued and outstanding immediately prior to the effective time of the Merger (except for shares: (A) held by the Company (including in the Company’s treasury) or any direct or indirect wholly owned subsidiary of the Company; or (B) held by Parent, Merger Sub or any other direct or indirect wholly owned subsidiary of Parent, which will be cancelled and retired for no consideration) will automatically be canceled and converted into the right to receive $12.50 in cash.

Consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including but not limited to: (i) the approval of the Merger by a majority of the Company’s stockholders, which was obtained on August 6, 2024, (ii) expiration or termination of any waiting periods applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) absence of any legal requirement, order or injunction enjoining or otherwise prohibiting the consummation of the Merger and (iv) receipt of certain gaming regulatory approvals and gaming licenses. The Merger is expected to be completed in the second half of calendar year 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading designer and supplier of EGMs and other products and services for the gaming industry. We operate our business in three distinct segments: EGMs, Table Products and Interactive. Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line. Founded in 2005, we historically focused on supplying EGMs, including slot machines, video bingo machines, and other electronic gaming devices, to the Native American gaming market. Since 2014, we have expanded our product line-up to include: (i) Class III EGMs for commercial and Native American casinos permitted to operate Class III EGMs, (ii) EGMs that use the results of historical horse races ("HHR") in their game math, which are allowed in several niche markets and raceways, (iii) table game products and (iv) interactive products, all of which we believe provide us with growth opportunities as we expand in markets where we currently have limited or no presence. For the six months ended June 30, 2024, approximately 65% of our total revenue was generated through recurring contracted lease agreements whereby we place EGMs and table game products at our customers’ gaming facilities under either a revenue sharing agreement (we receive a percentage of the revenues that these products generate) or fee-per-day agreement (we receive a daily or monthly fixed fee per EGM or table game product), or recurring revenue from our Interactive gaming operations.

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

Upon the closing of the Merger, each share of common stock, par value $0.01 per share, of the Company issued and outstanding immediately prior to the effective time of the Merger (except for shares: (A) held by the Company (including in the Company’s treasury) or any direct or indirect wholly owned subsidiary of the Company; or (B) held by Parent, Merger Sub or any other direct or indirect wholly owned subsidiary of Parent, which will be cancelled and retired for no consideration) will automatically be canceled and converted into the right to receive $12.50 in cash.

Consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including but not limited to: (i) the approval of the Merger by a majority of the Company’s stockholders, which was obtained on August 6, 2024, (ii) expiration or termination of any waiting periods applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) absence of any legal requirement, order or injunction enjoining or otherwise prohibiting the consummation of the Merger and (iv) receipt of certain gaming regulatory approvals and gaming licenses. The Merger is expected to be completed in the second half of calendar year 2025.

EGM Segment

EGMs constitute our largest segment, representing 91% of our revenue for the six months ended June 30, 2024. In 2024, we had a library of over 550 proprietary game titles that we offer for delivery on our EGM cabinets. These include our premium lease-only cabinets Orion Starwall, Orion Curve Premium, Orion Rise, and Big Red and the recent addition Spectra UR43 Premium. Also, our core cabinets that are available for sale and lease include the newly released Spectra UR49C and Spectra UR43, as well as the Orion Portrait, Orion Slant, Orion Curve, Orion Upright and ICON. In 2024, we released our first three-reel stepper Revel, entering AGS into the mechanical reel category. In addition to providing complete EGM units, we offer conversion kits, which are essentially software containing new games that allow existing game titles to be converted to other game titles offered within that operating platform and on an existing cabinet.

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

Our core game titles are targeted at maintaining and growing our current installed base and we believe that it is the performance of these game titles that our customers value. Our top-performing game titles include Triple Coin Treasures, Rakin' Bacon!, and a version used only on our premium games called Rakin' Bacon Deluxe. In addition to these titles, we have hundreds of additional titles that we design our core titles to provide a universal appeal to casino patrons. Our game studios are focused on continually producing new content that is then released to the market on a regular basis.

Table Products Segment

We offer our customers more than 75 unique table products, including live felt table games, side bets, progressives, card shufflers, signage, and other ancillary table game equipment. Our table products are designed to enhance the table games section of the casino floor (commonly known as “the pit”). Our table products segment offers a full suite of side bets and specialty table games as well as progressive technology products that provide this enhancement and increase gaming activity and hold percentages for our casino customers. We believe that this segment will serve as an important growth engine for our company by generating further cross-selling opportunities with our EGM offerings. As of June 30, 2024, we had placed 5,483 table products domestically and internationally. Based on the number of products placed, we believe we are presently a leading supplier of table products to the gaming industry.

Our Table Products segment focuses on high margin recurring revenue generated by leases. Nearly all of the revenue we generate in this segment is recurring.

Interactive Segment

We specialize in providing a Business-to-Business ("B2B") game aggregation platform catering to the rapidly growing online RMG sector. Our remote gaming server empowers us to deliver an extensive library of games developed by our internal game development studios. Our catalog encompasses various game types, including slots, table games, and instant win. Our RMG solutions resonate with a diverse and widespread player base, positioning us as a trusted partner for operators seeking to thrive in the competitive global gaming landscape.

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

Results of Operations

Three Months Ended June 30, 2024 compared to the Three Months Ended June 30, 2023

The following tables set forth certain selected condensed consolidated financial data for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		$	%
	2024	2023	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$63,439	$60,973	$2,466	4.0%
Equipment sales	33,300	28,859	4,441	15.4%
Total revenues	96,739	89,832	6,907	7.7%
Operating expenses
Cost of gaming operations	12,678	12,028	650	5.4%
Cost of equipment sales	15,811	12,981	2,830	21.8%
Selling, general and administrative	22,775	19,721	3,054	15.5%
Research and development	11,684	10,956	728	6.6%
Write-downs and other charges	130	431	(301)	(69.8)%
Depreciation and amortization	19,886	18,639	1,247	6.7%
Total operating expenses	82,964	74,756	8,208	11.0%
Income from operations	13,775	15,076	(1,301)	(8.6)%
Other expense (income)
Interest expense	13,493	14,070	(577)	(4.1)%
Interest income	(677)	(319)	(358)	112.2%
Other (expense) income	412	(10)	422	(4220.0)%
Income (loss) before income taxes	547	1,335	(788)	(59.0)%
Income tax (expense) benefit	(107)	(484)	377	(77.9)%
Net income	$440	$851	$(411)	(48.3)%

Revenues

Gaming Operations.

Gaming operations revenue increased primarily due to an increase in our domestic Interactive segment, which increased by $2.1 million compared to the prior year. The increase in gaming operations revenue is also attributable to our EGM and Tables segments, which increased by $0.2 million each compared to the prior year.

Equipment Sales.

The increase in equipment sales was primarily due to an increase of 121 EGMs sold year over year. We sold 1,380 EGM units during the three months ended June 30, 2024, compared to 1,259 EGM units in the prior year period. The increase in equipment sales is also attributed to the sale of previously leased EGMs to distributors in the current period.

Operating Expenses

Cost of gaming operations. The increase in the cost of gaming operations was primarily the result of increased field service and support due to increased activity as well as increased direct expenses and related costs compared to the prior year period. As a percentage of gaming operations revenue, costs of gaming operations was 20.0% for the three months ended June 30, 2024 compared to 19.7% for the prior year period.

Cost of equipment sales. The increase in cost of equipment sales is primarily attributable to the increase in the number of units sold compared to the prior year period. As a percentage of equipment sales revenue, costs of equipment sales was 47.5% for the three months ended June 30, 2024 compared to 45.0% for the prior year period, which fluctuated year over year primarily due to a change in the mix of products sold between periods.

Selling, general and administrative. The increase in selling, general and administrative expenses is primarily due to a $3.7 million increase in the current period of professional and legal fees primarily related to the Merger. The increase is also due to a $0.5 million increase in sales and marketing expenses, offset by a $1.0 million decrease in non-cash stock-based compensation.

Research and development.The increase is primarily attributable to a $0.8 million increase in salaries and benefits, offset by a $0.3 million decrease in development costs.

Write-downs and other charges. During the three months ended June 30, 2024, the Company recognized $0.1 million in write-downs and other charges primarily related to the impairment of intangible assets (the Company used level 3 fair value inputs based on projected cash flows). During the three months ended June 30, 2023, the Company recognized $0.4 million in write-downs and other charges primarily related to the impairment of intangible assets (the Company used level 3 fair value inputs based on projected cash flows) and the disposal of long-lived assets.

Depreciation and amortization. The increase was predominantly due to a $0.9 million increase in amortization and $0.3 million increase in depreciation.

Other (expense) income

Interest expense. The decrease in interest expense is predominantly attributable to a decreased interest rate in the current period as compared to the prior year period which was the result of the repricing of the term loan credit facility in the current year by entering into the Seventh Amendment. See Item 1."Financial Statements" Note 5."Long-Term Debt" for a detailed discussion regarding long-term debt.

Other (expense) income. The fluctuation is due to the effect of foreign currency fluctuation on trade payables and receivables denominated in foreign currencies.

Income taxes. The Company's effective income tax rate for the three months ended June 30, 2024, was an expense of 19.6%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended June 30, 2024, is primarily due to changes in our valuation allowance on deferred tax assets and other permanent differences. The Company's effective income tax rate for the three months ended June 30, 2023, was an expense of 36.3%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended June 30, 2023, is primarily due to changes in our valuation allowance on deferred tax assets.

Results of Operations

Six Months Ended June 30, 2024 compared to the Six Months Ended June 30, 2023

The following tables set forth certain selected condensed consolidated financial data for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,		$	%
	2024	2023	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$125,499	$119,615	$5,884	4.9%
Equipment sales	67,213	53,392	13,821	25.9%
Total revenues	192,712	173,007	19,705	11.4%
Operating expenses
Cost of gaming operations	24,752	23,784	968	4.1%
Cost of equipment sales	31,467	25,314	6,153	24.3%
Selling, general and administrative	40,885	36,926	3,959	10.7%
Research and development	22,602	21,745	857	3.9%
Write-downs and other charges	106	635	(529)	(83.3)%
Depreciation and amortization	39,325	37,781	1,544	4.1%
Total operating expenses	159,137	146,185	12,952	8.9%
Income from operations	33,575	26,822	6,753	25.2%
Other expense (income)
Interest expense	27,473	27,774	(301)	(1.1)%
Interest income	(1,362)	(676)	(686)	101.5%
Loss on extinguishment and modification of debt	1,636	-	1,636	100.0%
Other income (expense)	275	(88)	363	(412.5)%
Income (loss) before income taxes	5,553	(188)	5,741	(3053.7)%
Income tax (expense) benefit	(768)	705	(1,473)	(208.9)%
Net income	$4,785	$517	$4,268	825.5%

Revenues

Gaming Operations.

Gaming operations revenue increased primarily due to an increase in our domestic Interactive segment, which increased by $3.7 million compared to the prior year. The increase in gaming operations revenue is also attributable to an increase in our EGM segment, which increased by $1.6 million compared to the prior year primarily due to the increase in our international revenue per day by $0.81, international installed base by 187 units, and an increase in our domestic installed base by 413 units. The increase in gaming operations revenue is further supported by the increase in our Tables segment, which increased $0.6 million compared to the prior year.

Equipment Sales.

The increase in equipment sales was primarily due to an increase of 441 EGMs sold year over year. We sold 2,821 EGM units during the six months ended June 30, 2024, compared to 2,380 EGM units in the prior year period. The increase in equipment sales is also attributed to the sale of previously leased EGMs to distributors in the current period.

Operating Expenses

Cost of gaming operations. The increase in the cost of gaming operations was primarily the result of increased field service and support due to increased activity, offset by decreased direct expenses and related costs compared to the prior year period. As a percentage of gaming operations revenue, costs of gaming operations was 19.7% for the six months ended June 30, 2024 compared to 19.9% for the prior year period.

Cost of equipment sales. The increase in cost of equipment sales is primarily attributable to the increase in the number of units sold compared to the prior year period. As a percentage of equipment sales revenue, costs of equipment sales was 46.8% for the six months ended June 30, 2024 compared to 47.4% for the prior year period, which fluctuated year over year primarily due to a change in the mix of products sold between periods.

Selling, general and administrative. The increase in selling, general and administrative expenses is primarily due to a $4.3 million increase in the current period in professional and legal fees primarily related to the Merger, as well as increases in salaries and sales and marketing support costs of approximately $1.1 million. The increase was offset by a $1.5 million decrease in non-cash stock-based compensation.

Research and development.The increase is primarily attributable to a $0.5 million increase in salaries & benefits, $0.3 million increase in professional fees, and $0.2 million increase in non-cash stock-based compensation.

Write-downs and other charges. During the six months ended June 30, 2024, the Company recognized $0.1 million in write-downs and other charges primarily related to the impairment of intangible assets (the Company used level 3 fair value inputs based on projected cash flows). During the six months ended June 30, 2023, the Company recognized $0.6 million in write-downs and other charges primarily related to the impairment of intangible assets (the Company used level 3 fair value inputs based on projected cash flows) and the disposal of long-lived assets.

Depreciation and amortization. The increase was predominantly due to a $1.7 million increase in amortization, offset by a $0.2 million decrease in depreciation.

Other (expense) income

Interest expense. The decrease in interest expense is predominantly attributable to a decreased interest rate in the current period as compared to the prior year period which was the result of the repricing of the term loan credit facility in the current year by entering into the Seventh Amendment. See Item 1."Financial Statements" Note 5."Long-Term Debt" for a detailed discussion regarding long-term debt.

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

Income taxes. The Company's effective income tax rate for the six months ended June 30, 2024, was an expense of 13.8%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the six months ended June 30, 2024, is primarily due to changes in our valuation allowance on deferred tax assets. The Company's effective income tax rate for the six months ended June 30, 2023, was a benefit of 375.0%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the six months ended June 30, 2023, is primarily due to changes in our valuation allowance on deferred tax assets and the expiration of the applicable statute of limitations for certain uncertain tax positions and their effective tax rate impact on a nominal pre-tax book loss for the six-month ended June 30, 2023.

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

The tables below present each of the Adjusted Expenses and include a reconciliation to the nearest GAAP measure.

Electronic Gaming Machines

Three Months Ended June 30, 2024 compared to the Three Months Ended June 30, 2023

	Three Months Ended June 30,		$	%
(amounts in thousands, except unit data)	2024	2023	Change	Change
EGM segment revenues:
Gaming operations	$54,578	$54,350	$228	0.4%
Equipment sales	32,805	28,331	4,474	15.8%
Total EGM revenues	87,383	82,681	4,702	5.7%

EGM segment expenses and adjusted expenses:
Cost of gaming operations(1)	11,657	10,876	781	7.2%
Less: Adjustments(2)	681	860	(179)	(20.8)%
Adjusted cost of gaming operations	10,976	10,016	960	9.6%

Cost of equipment sales	15,697	12,816	2,881	22.5%

Selling, general and administrative	21,476	18,114	3,362	18.6%
Less: Adjustments(3)	5,332	2,311	3,021	130.7%
Adjusted cost of selling, general and administrative	16,144	15,803	341	2.2%

Research and development	9,612	9,260	352	3.8%
Less: Adjustments(4)	582	495	87	17.6%
Adjusted cost of research and development	9,030	8,765	265	3.0%

Accretion of placement fees	1,542	1,576	(34)	(2.2)%

EGM Adjusted EBITDA	$37,078	$36,857	$221	0.6%

EGM Business Segment Key Performance Indicators ("KPI's")
EGM gaming operations:
EGM installed base:
Class II	11,074	11,219	(145)	(1.3)%
Class III	5,761	5,203	558	10.7%
Domestic installed base, end of period	16,835	16,422	413	2.5%
International installed base, end of period	6,307	6,120	187	3.1%
Total installed base, end of period	23,142	22,542	600	2.7%

EGM revenue per day ("RPD"):
Domestic revenue per day	$32.70	$33.48	$(0.78)	(2.3)%
International revenue per day	$9.11	$8.90	$0.21	2.4%
Total revenue per day	$26.33	$26.75	$(0.42)	(1.6)%

EGM equipment sales
EGM units sold	1,380	1,259	121	9.6%
Average sales price ("ASP")	$20,772	$20,700	$72	0.3%

(1)	Exclusive of depreciation and amortization.
(2)	Adjustments to cost of gaming operations include non-cash stock compensation expense, non-cash charges on capitalized installation and delivery and other adjustments.
(3)

Adjustments to selling, general and administrative expense include non-cash stock compensation expense, acquisition costs, restructuring and severance, legal and litigation expenses including settlement payments and other adjustments.

(4)	Adjustments to research and development costs include non-cash stock compensation expense.

Gaming Operations Revenue

The increase in gaming operations revenue was primarily due to an increase of 413 domestic EGM units installed year over year. Our total installed base was 23,142 EGM units as of June 30, 2024, compared to 22,542 EGM units installed as of June 30, 2023.

Equipment Sales

The increase in equipment sales was primarily due to an increase of 121 EGMs sold year over year. We sold 1,380 EGM units during the three months ended June 30, 2024, compared to 1,259 EGM units in the prior year period. The increase in equipment sales is also attributed to the sale of previously leased EGMs to distributors in the current period.

EGM Adjusted EBITDA

EGM Adjusted EBITDA includes revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write-downs and other charges, accretion of placement fees, restructuring and severance costs, as well as other costs. See Item 1. “Financial Statements” Note 13. "Operating Segments" for further explanation of adjustments. The increase in EGM Adjusted EBITDA is attributable to the increase in revenue described above, offset by an increase in the cost of equipment sales and an increase in operating expenses. EGM Adjusted EBITDA margin was 42.4% for the three months ended June 30, 2024 compared to 44.6% for the three months ended June 30, 2023.

Electronic Gaming Machines

Six Months Ended June 30, 2024 compared to the Six Months Ended June 30, 2023

	Six Months Ended June 30,		$	%
(amounts in thousands except unit data)	2024	2023	Change	Change
EGM segment revenues:
Gaming operations	$108,377	$106,763	$1,614	1.5%
Equipment sales	66,257	52,476	13,781	26.3%
Total EGM revenues	174,634	159,239	15,395	9.7%

EGM segment expenses and adjusted expenses:
Cost of gaming operations(1)	22,741	21,691	1,050	4.8%
Less: Adjustments(2)	1,373	1,737	(364)	(21.0)%
Adjusted cost of gaming operations	21,368	19,954	1,414	7.1%

Cost of equipment sales	31,218	25,043	6,175	24.7%

Selling, general and administrative	37,909	33,309	4,600	13.8%
Less: Adjustments(3)	6,998	4,463	2,535	56.8%
Adjusted cost of selling, general and administrative	30,911	28,846	2,065	7.2%

Research and development	18,675	18,669	6	0.0%
Less: Adjustments(4)	1,179	1,041	138	13.3%
Adjusted cost of research and development	17,496	17,628	(132)	(0.7)%

Accretion of placement fees	3,118	3,121	(3)	(0.1)%

EGM Adjusted EBITDA	$76,759	$70,889	$5,870	8.3%

EGM Business Segment Key Performance Indicators ("KPI's")
EGM gaming operations:
EGM installed base:
Class II	11,074	11,219	(145)	(1.3)%
Class III	5,761	5,203	558	10.7%
Domestic installed base, end of period	16,835	16,422	413	2.5%
International installed base, end of period	6,307	6,120	187	3.1%
Total installed base, end of period	23,142	22,542	600	2.7%

EGM revenue per day ("RPD"):
Domestic revenue per day	$32.60	$33.15	$(0.55)	(1.7)%
International revenue per day	$9.41	$8.60	$0.81	9.4%
Total revenue per day	$26.36	$26.40	$(0.04)	(0.2)%

EGM equipment sales
EGM units sold	2,821	2,380	441	18.5%
Average sales price ("ASP")	$20,699	$20,176	$523	2.6%

(1)	Exclusive of depreciation and amortization.
(2)	Adjustments to cost of gaming operations include non-cash stock compensation expense, non-cash charges on capitalized installation and delivery and other adjustments.
(3)

Adjustments to selling, general and administrative expense include non-cash stock compensation expense, acquisition costs, restructuring and severance, legal and litigation expenses including settlement payments and other adjustments.

(4)	Adjustments to research and development costs include non-cash stock compensation expense.

Gaming Operations Revenue

The increase in gaming operations revenue was primarily due to the increase in our international revenue per day by $0.81, international installed base by 187 units, and an increase in our domestic installed base by 413 units. Our total installed base was 23,142 EGM units as of June 30, 2024, compared to 22,542 EGM units installed as of June 30, 2023.

Equipment Sales

The increase in equipment sales was primarily due to an increase of 441 EGMs sold year over year. We sold 2,821 EGM units during the six months ended June 30, 2024, compared to 2,380 EGM units in the prior year period. The increase in equipment sales is also attributed to the sale of previously leased EGMs to distributors in the current period.

EGM Adjusted EBITDA

EGM Adjusted EBITDA includes revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write-downs and other charges, accretion of placement fees, restructuring and severance costs, as well as other costs. See Item 1. “Financial Statements” Note 13. "Operating Segments" for further explanation of adjustments. The increase in EGM Adjusted EBITDA is attributable to the increase in revenue described above, offset by an increase in the cost of equipment sales and an increase in operating expenses. EGM Adjusted EBITDA margin was 44.0% for the six months ended June 30, 2024 compared to 44.5% for the six months ended June 30, 2023.

Table Products

Three Months Ended June 30, 2024 compared to Three Months Ended June 30, 2023

	Three Months Ended June 30,		$	%
(amounts in thousands, except unit data)	2024	2023	Change	Change
Table Products segment revenues:
Gaming operations	$4,054	$3,868	$186	4.8%
Equipment sales	495	528	(33)	(6.3)%
Total Table Products revenues	4,549	4,396	153	3.5%

Table Products segment expenses and adjusted expenses:
Cost of gaming operations(1)	544	660	(116)	(17.6)%
Less: Adjustments(2)	75	78	(3)	(3.8)%
Adjusted cost of gaming operations	469	582	(113)	(19.4)%

Cost of equipment sales	114	165	(51)	(30.9)%

Selling, general and administrative	973	913	60	6.6%
Less: Adjustments(3)	97	65	32	49.2%
Adjusted cost of selling, general and administrative	876	848	28	3.3%

Research and development	598	554	44	7.9%
Less: Adjustments(4)	15	16	(1)	(6.3)%
Adjusted cost of research and development	583	538	45	8.4%

Table Products Adjusted EBITDA	$2,507	$2,263	$244	10.8%

Table Products unit information:
Table products installed base, end of period	5,483	5,257	226	4.3%
Average monthly lease price	$243	$241	$2	0.8%

(1)	Exclusive of depreciation and amortization.
(2)	Adjustments to cost of gaming operation include non-cash charges on capitalized installation and delivery.
(3)	Adjustments to selling, general and administrative expense include non-cash stock compensation expense, severance and restructuring, and other adjustments.
(4)	Adjustments to research and development costs include non-cash stock compensation expense.

Gaming Operations Revenue

The increase in Table Products gaming operations revenue is attributable to the increase of 226 Table Products installed base compared to the prior year period. Our installed base was 5,483 units in the three months ended June 30, 2024 compared to the 5,257 units in the prior year period.

Equipment Sales

The decrease in equipment sales is primarily due to the sale of fewer Pax S single-deck shufflers in the current period as compared to the prior year period, offset by an increase in sales of Dex S shufflers at lower average selling prices.

Tables Products Adjusted EBITDA

Table Products Adjusted EBITDA includes the revenues and operating expenses from the Table Products segment adjusted for depreciation, amortization, write-downs and other charges, severance and restructuring, as well as other costs. See Item 1. “Financial Statements” Note 13. "Operating Segments" for further explanation of adjustments. The increase in Table Products Adjusted EBITDA is attributable to the increase in revenue as described above and decrease in the cost of equipment sales and operating expenses.

Table Products

Six Months Ended June 30, 2024 compared to the Six Months Ended June 30, 2023

	Six Months Ended June 30,		$	%
(amounts in thousands, except unit data)	2023	2023	Change	Change
Table Products segment revenues:
Gaming operations	$8,159	$7,574	$585	7.7%
Equipment sales	956	916	40	4.4%
Total Table Products revenues	9,115	8,490	625	7.4%

Table Products segment expenses and adjusted expenses:
Cost of gaming operations(1)	1,090	1,135	(45)	(4.0)%
Less: Adjustments(2)	152	196	(44)	(22.4)%
Adjusted cost of gaming operations	938	939	(1)	(0.1)%

Cost of equipment sales	249	271	(22)	(8.1)%

Selling, general and administrative	2,083	1,982	101	5.1%
Less: Adjustments(3)	204	181	23	12.7%
Adjusted cost of selling, general and administrative	1,879	1,801	78	4.3%

Research and development	1,167	994	173	17.4%
Less: Adjustments(4)	31	29	2	6.9%
Adjusted cost of research and development	1,136	965	171	17.7%

Table Products Adjusted EBITDA	$4,913	$4,514	$399	8.8%

Table Products unit information:
Table products installed base, end of period	5,483	5,257	226	4.3%
Average monthly lease price	$246	$237	$9	3.8%

(1)	Exclusive of depreciation and amortization.
(2)	Adjustments to cost of gaming operation include non-cash charges on capitalized installation and delivery.
(3)	Adjustments to selling, general and administrative expense include non-cash stock compensation expense, severance and restructuring, and other adjustments.
(4)	Adjustments to research and development costs include non-cash stock compensation expense.

Gaming Operations Revenue

The increase in Table Products gaming operations revenue is attributable to the increase of 226 Table Products installed base compared to the prior year period. Our installed base was 5,483 units in the six months ended June 30, 2024 compared to the 5,257 units in the prior year period.

Equipment Sales

The increase in equipment sales is primarily due to an increase in the sale of our Dex S, offset by a decrease of Pax S single-deck shufflers in the current period.

Tables Products Adjusted EBITDA

Table Products Adjusted EBITDA includes the revenues and operating expenses from the Table Products segment adjusted for depreciation, amortization, write-downs and other charges, severance and restructuring, as well as other costs. See Item 1. “Financial Statements” Note 13. "Operating Segments" for further explanation of adjustments. The increase in Table Products Adjusted EBITDA is attributable to the increase in revenue as described above, the decrease in cost of equipment sales and offset by the increase in operating expenses.

Interactive

Three Months Ended June 30, 2024 compared to Three Months Ended June 30, 2023

	Three Months Ended June 30,		$	%
(amounts in thousands)	2024	2023	Change	Change
Interactive segment revenue:
Gaming Operations	$4,807	$2,755	$2,052	74.5%
Total Interactive revenue	4,807	2,755	2,052	74.5%

Interactive segment expenses and adjusted expenses:
Cost of gaming operations(1)	477	492	(15)	(3.0)%

Selling, general and administrative	326	694	(368)	(53.0)%
Less: Adjustments(2)	(84)	33	(117)	(354.5)%
Adjusted cost of selling, general and administrative	410	661	(251)	(38.0)%

Research and development	1,474	1,142	332	29.1%
Less: Adjustments(3)	33	13	20	153.8%
Adjusted cost of research and development	1,441	1,129	312	27.6%

Interactive Adjusted EBITDA	$2,479	$473	$2,006	424.1%

(1)	Exclusive of depreciation and amortization.
(2)	Adjustments to selling, general and administrative expense include non-cash stock compensation expense and severance and restructuring expenses.
(3)	Adjustments to research and development costs include non-cash stock compensation expense.

Gaming Operations Revenue

The increase in gaming operations revenue is primarily attributable to an increase in RMG revenues from Canadian and US-based operators, offset by decreased social casino revenues. The RMG revenue increase is primarily due to an increase in the number of games we have live at our online casino customer sites.

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

Interactive

Six Months Ended June 30, 2024 compared to the Six Months Ended June 30, 2023

	Six Months Ended June 30,		$	%
(amounts in thousands)	2024	2023	Change	Change
Interactive segment revenue:
Gaming Operations	$8,963	$5,278	$3,685	69.8%
Total Interactive revenue	8,963	5,278	3,685	69.8%

Interactive segment expenses and adjusted expenses:
Cost of gaming operations(1)	921	958	(37)	(3.9)%

Selling, general and administrative	893	1,635	(742)	(45.4)%
Less: Adjustments(2)	(43)	66	(109)	(165.2)%
Adjusted cost of selling, general and administrative	936	1,569	(633)	(40.3)%

Research and development	2,760	2,082	678	32.6%
Less: Adjustments(3)	65	24	41	170.8%
Adjusted cost of research and development	2,695	2,058	637	31.0%

Interactive Adjusted EBITDA	$4,411	$693	$3,718	536.5%

(1)	Exclusive of depreciation and amortization.
(2)	Adjustments to selling, general and administrative expense include non-cash stock compensation expense and severance and restructuring expenses.
(3)	Adjustments to research and development costs include non-cash stock compensation expense.

Gaming Operations Revenue

The increase in gaming operations revenue is primarily attributable to an increase in RMG revenues from Canadian and US-based operators, offset by decreased social casino revenues. The RMG revenue increase is primarily due to an increase in the number of games we have live at our online casino customer sites.

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

Our definition of Adjusted EBITDA allows us to add back certain non-cash charges that are deducted in calculating net loss and to deduct certain gains that are included in calculating net income. However, these expenses and gains vary greatly, and are difficult to predict. They can represent the effect of long-term strategies as opposed to short-term results. In addition, in the case of charges or expenses, these items can represent the reduction of cash that could be used for other corporate purposes.

Due to these limitations, we rely primarily on our GAAP results, such as net income, income from operations, EGM Adjusted EBITDA, Table Products Adjusted EBITDA or Interactive Adjusted EBITDA, and use Total Adjusted EBITDA only supplementally.

The following tables reconcile net income to total Adjusted EBITDA (amounts in thousands):

Three Months Ended June 30, 2024 compared to the Three Months Ended June 30, 2023

	Three Months Ended June 30,		$	%
	2024	2023	Change	Change
Net income	$440	$851	$(411)	(48.3)%
Income tax expense	107	484	(377)	(77.9)%
Depreciation and amortization	19,886	18,639	1,247	6.7%
Interest expense, net of interest income and other	13,228	13,741	(513)	(3.7)%
Write-downs and other(1)	130	431	(301)	(69.8)%
Other adjustments(2)	3,951	44	3,907	8879.5%
Other non-cash charges(3)	2,215	2,457	(242)	(9.8)%
Non-cash stock-based compensation(4)	2,107	2,946	(839)	(28.5)%
Total Adjusted EBITDA	$42,064	$39,593	$2,471	6.2%

(1)	Write-downs and other include items related to loss on disposal or impairment of long-lived assets.
(2)	Other adjustments are primarily composed of the following:
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

(4)	Non-cash stock-based compensation includes non-cash compensation expense related to grants of options, restricted stock, and other equity awards.

The following tables reconcile net income to total Adjusted EBITDA (amounts in thousands):

Six Months Ended June 30, 2024 compared to the Six Months Ended June 30, 2023

	Six Months Ended June 30,		$	%
	2024	2023	Change	Change
Net income	$4,785	$517	$4,268	825.5%
Income tax (benefit) expense	768	(705)	1,473	(208.9)%
Depreciation and amortization	39,325	37,781	1,544	4.1%
Interest expense, net of interest income and other	26,386	27,010	(624)	(2.3)%
Loss on extinguishment of debt(1)	1,636	-	1,636	100%
Write-downs and other(2)	106	635	(529)	(83.3)%
Other adjustments(3)	4,380	457	3,923	858.4%
Other non-cash charges(4)	4,484	4,911	(427)	(8.7)%
Non-cash stock-based compensation(5)	4,213	5,490	(1,277)	(23.3)%
Total Adjusted EBITDA	$86,083	$76,096	$9,987	13.1%

(1)	Loss on extinguishment and modification of debt primarily relates to third party costs incurred in connection with entering into the Seventh Amendment.
(2)	Write-downs and other include items related to loss on disposal or impairment of long-lived assets.
(3)	Other adjustments are primarily composed of the following:
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

As of June 30, 2024, the Company had $44.2 million in cash and cash equivalents and $40.0 million available to draw under its revolving credit facility. As of June 30, 2024, management believes that the Company has sufficient liquidity to fund its operating requirements and meet its obligations as they become due for at least the next twelve months after the condensed consolidated financial statements are issued.

Indebtedness

First Lien Credit Facilities

For a detailed description of indebtedness, see Item 1. "Financial Statements" Note 5. "Long-Term Debt."

As of June 30, 2024, there were no required financial covenants for our debt instruments.

The following table summarizes our historical cash flows (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Cash Flow Information:
Net cash provided by operating activities	$57,973	$29,872	$28,101
Net cash (used in) investing activities	(38,167)	(26,237)	(11,930)
Net cash (used in) financing activities	(26,514)	(6,562)	(19,952)
Effect of exchange rates on cash, cash equivalents and restricted cash	(37)	53	(90)
Net decrease in cash, cash equivalents and restricted cash	$(6,745)	$(2,874)	$(3,871)

Operating activities

The increase in cash provided by operating activities is attributable to a $24.0 million increase provided by assets and liabilities that relate to operations, the increase is further supported by an improvement in our net income adjusted for non-cash expenses that increased by $4.1 million.

Investing activities

The increase in cash used in investing activities was primarily due to a $7.7 million increase in purchases of property and equipment, $1.3 million increase in software development and other expenditures. In the prior year, we collected $3.1 million from customer notes receivable which is not present in the current year.

Financing activities

The increase in cash used in financing activities of $20.0 million is primarily attributable to the reduction of debt principal due to the voluntary payment of $15.0 million in the current period as well as $4.4 million in repurchases of stock related to net share settling of employee equity awards.

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

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023. There were no material changes to our policies during the six months ended June 30, 2024.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See related disclosure at Item 1. “Financial Statements” Note 1. “Description of the Business and Summary of Significant Accounting Policies” of this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

"Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023 (the "Annual Report") includes a discussion of our risk factors. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. The Company is supplementing its risk factors described in the Annual Report and the following risk factors should be read in conjunction with the other risk factors disclosed in the Annual Report.

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

On May 8, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bingo Holdings I, LLC, a Delaware limited liability company (“Parent”), and Bingo Merger Sub, Inc., a Nevada corporation and a wholly owned subsidiary of Parent (“Merger Sub”), providing for, among other things, the merger of Merger Sub with and into the Company (the “Merger”) with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub were formed by affiliates of Brightstar Capital Partners. We are subject to risks in connection with the announcement and pendency of the Merger, including, but not limited to, the following:

•	market reaction to the announcement of the Merger;
•	changes in our business, operations, financial position, and prospects;
•	market assessments of the likelihood that the Merger will be consummated;
•	the amount of cash offered per share will not be increased to account for positive changes in our business, assets, liabilities, prospects, outlook, financial condition, or results of operations during the pendency of the Merger, including any successful execution of our current strategy as an independent company or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;
•	potential adverse effects on our relationships with our current customers, suppliers and other business; partners, or those with which we are seeking to establish business relationships, due to uncertainties about the Merger;
•	we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, and many of these fees and costs are payable by us regardless of whether the Merger is consummated;
•	potential adverse effects on our ability to attract, recruit, retain, and motivate current and prospective employees who may be uncertain about their future roles and relationships with us following the completion of the Merger, and the possibility that our employees could lose productivity as a result of uncertainty regarding their employment following the Merger;
•	the pendency and outcome of the legal proceedings that have been or may be instituted against us, our directors, executive officers and others relating to the transactions contemplated by the Merger Agreement; and
•	the possibility of disruption to our business, including increased costs and diversion of management time and resources that could otherwise have been devoted to other opportunities that may have been beneficial to us.

While the Merger is pending, we are subject to contractual restrictions that could harm our business, operating results and our stock price.

The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the Merger, generally requiring us to conduct our businesses in the ordinary course in all material respects, and restricting us from taking certain specified actions absent Brightstar Capital Partners’ prior written consent. We may find that these and other obligations in the Merger Agreement may delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period. These restrictions could adversely impact our business, operating results and our stock price and our perceived acquisition value, regardless of whether the Merger is completed.

The failure to complete the Merger may adversely affect our business and our stock price.

The Merger with Brightstar Capital Partners is subject to a number of conditions, including, among other things, (i) the Company’s receipt of the approval of Company stockholders representing a majority of the voting power of the outstanding shares; (ii) expiration or termination of any waiting periods applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; (iii) absence of any legal requirement, order or injunction enjoining or otherwise prohibiting the consummation of the Merger; and (iv) receipt of certain gaming regulatory approvals and gaming licenses. There can be no assurance that these conditions to the completion of the Merger will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all.  If the Merger is not completed, we may be subject to negative publicity or be negatively perceived by the investment or business communities and our stock price could fall to the extent that our current stock price reflects an assumption that the Merger will be completed. Furthermore, if the Merger is not completed, we may suffer other consequences that could adversely affect our business and results of our operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a). Exhibits

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of May 8, 2024, by and among PlayAGS, Inc., a Nevada corporation, Bingo Holdings I, LLC, a Delaware limited liability company, and Bingo Merger Sub, Inc., a Nevada corporation (incorporated by reference to Exhibit 2.1 to PlayAGS, Inc.’s Form 8-K filed on May 9, 2024).

3.1	Certificate of Amended and Restated Articles of Incorporation of PlayAGS, Inc., effective January 29, 2018 (incorporated by reference to Exhibit 3.1 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 5, 2019).

3.2	Amended and Restated Bylaws of PlayAGS,Inc., Adopted January 29, 2018 (incorporated by reference to Exhibit 3.2 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 5, 2019).

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PlayAGS, Inc.

Date:	August 7, 2024	By:	/s/ KIMO AKIONA
		Name:	Kimo Akiona
		Title:	Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)