Form 10-Q
period 2024-09-30
PlayAGS, Inc.
filed 2024-11-07
CIK 1593548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarter ended September 30, 2024

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

As of November 4, 2024, there were 40,926,779 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLAYAGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$44,950	$50,936
Restricted cash	215	244
Accounts receivable, net of allowance for credit losses $1,017 and $1,251, respectively	78,309	68,499
Inventories	36,073	36,081
Prepaid expenses	4,986	5,473
Deposits and other	4,276	4,145
Total current assets	168,809	165,378
Property and equipment, net	80,566	78,768
Goodwill	287,517	290,486
Intangible assets, net	108,656	123,436
Deferred tax asset	6,689	7,680
Operating lease assets, net	9,041	9,862
Other assets	3,418	4,728
Total assets	$664,696	$680,338

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,818	$5,406
Accrued liabilities	34,276	35,926
Current maturities of long-term debt	6,277	6,253
Total current liabilities	50,371	47,585
Long-term debt	530,286	547,499
Deferred tax liability, non-current	3,102	2,326
Operating lease liabilities, long-term	7,415	8,636
Other long-term liabilities	2,680	6,625
Total liabilities	593,854	612,671
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock at $0.01 par value; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value; 450,000,000 shares authorized at September 30, 2024 and at December 31, 2023; and 40,760,174 and 38,947,674 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	407	389
Additional paid-in capital	425,435	417,689
Accumulated deficit	(350,779)	(353,044)
Accumulated other comprehensive (loss) income	(4,221)	2,633
Total stockholders’ equity	70,842	67,667
Total liabilities and stockholders’ equity	$664,696	$680,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(amounts in thousands, except per share data)

 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Gaming operations	$62,428	$61,026	$187,927	$180,641
Equipment sales	36,742	28,352	103,955	81,744
Total revenues	99,170	89,378	291,882	262,385
Operating expenses
Cost of gaming operations(1)	13,477	13,246	38,229	37,030
Cost of equipment sales(1)	17,039	13,540	48,506	38,854
Selling, general and administrative	19,042	19,453	59,927	56,379
Research and development	11,726	9,731	34,328	31,476
Write-downs and other charges	551	(11)	657	624
Depreciation and amortization	19,877	18,896	59,202	56,677
Total operating expenses	81,712	74,855	240,849	221,040
Income from operations	17,458	14,523	51,033	41,345
Other expense (income)
Interest expense	13,576	14,588	41,049	42,362
Interest income	(662)	(591)	(2,024)	(1,267)
Loss on extinguishment and modification of debt	-	-	1,636	-
Other expense (income)	941	(259)	1,216	(347)
Income before income taxes	3,603	785	9,156	597
Income tax expense	(1,171)	(941)	(1,939)	(236)
Net income (loss)	2,432	(156)	7,217	361
Foreign currency translation adjustment	(2,663)	(1,355)	(6,854)	4,783
Total comprehensive (loss) income	$(231)	$(1,511)	$363	$5,144

Basic and diluted income (loss) per common share:
Basic	$0.06	$(0.00)	$0.18	$0.01
Diluted	$0.06	$(0.00)	$0.17	$0.01
Weighted average common shares outstanding:
Basic	40,303	38,162	39,738	37,965
Diluted	40,354	38,162	39,830	37,972

(1) exclusive of depreciation and amortization

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Common stock
Balance, beginning of period	$401	$379	$389	$378
Vesting of restricted stock	6	7	16	8
Stock option exercises	-	-	2	-
Balance of common stock, end of period	407	386	407	386
Additional paid-in capital
Balance, beginning of period	423,244	411,925	417,689	406,436
Stock-based compensation expense	2,197	3,096	6,410	8,586
Vesting of restricted stock	(6)	(7)	(16)	(8)
Stock option exercises	-	-	1,352	-
Balance of additional paid-in capital, end of period	425,435	415,014	425,435	415,014
Accumulated deficit
Balance, beginning of period	(352,692)	(352,635)	(353,044)	(353,125)
Net income (loss)	2,432	(156)	7,217	361
Restricted stock vesting and withholding	(519)	(320)	(4,952)	(347)
Balance of accumulated deficit, end of period	(350,779)	(353,111)	(350,779)	(353,111)
Accumulated other comprehensive (loss) income
Balance, beginning of period	(1,558)	1,810	2,633	(4,328)
Foreign currency translation adjustment	(2,663)	(1,355)	(6,854)	4,783
Balance of accumulated other comprehensive (loss) income, end of period	(4,221)	455	(4,221)	455
Total stockholders' equity	$70,842	$62,744	$70,842	$62,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$7,217	$361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,202	56,677
Accretion of contract rights under development agreements and placement fees	4,590	4,697
Amortization of deferred loan costs and discount	1,768	1,918
Write-off of deferred loan costs and discount	742	-
Stock-based compensation expense	6,410	8,586
Provision for bad debts	406	558
Loss on disposition of long-lived assets	452	385
Impairment of assets	205	239
Deferred income tax	805	1,147
Changes in assets and liabilities related to operations:
Accounts receivable	(10,966)	(7,550)
Inventories	4,132	1,827
Prepaid expenses	470	(1,877)
Deposits and other	(266)	4,066
Other assets, non-current	3,716	(283)
Accounts payable and accrued liabilities	1,056	(10,996)
Net cash provided by operating activities	79,939	59,755
Cash flows from investing activities
Proceeds from payments on customer notes receivable	-	3,081
Purchase of intangibles	-	(183)
Software development and other expenditures	(18,806)	(17,855)
Proceeds from disposition of assets	22	11
Purchases of property and equipment	(37,198)	(28,458)
Net cash used in investing activities	(55,982)	(43,404)
Cash flows from financing activities
Repayment of first lien credit facilities	(19,313)	(4,313)
Payment of financed placement fee obligations	(4,390)	(4,316)
Proceeds from stock option exercise	1,354	-
Payment of deferred loan costs	(5)	-
Payment of previous acquisition obligation	-	(301)
Payment on finance leases and other obligations	(2,887)	(1,141)
Repurchase of stock	(4,634)	(347)
Net cash used in financing activities	(29,875)	(10,418)
Effect of exchange rates on cash, cash equivalents and restricted cash	(97)	48
Net (decrease) increase in cash, cash equivalents and restricted cash	(6,015)	5,981
Cash, cash equivalents and restricted cash, beginning of period	51,180	37,911
Cash, cash equivalents and restricted cash, end of period	$45,165	$43,892

Supplemental cash flow information
Non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$1,349	$882
Leased assets obtained in exchange for new finance lease liabilities	$286	$1,702
Property and equipment obtained in exchange for new other long-term liability	$892	$1,153

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

Electronic Gaming Machines

Our EGM segment offers a library of proprietary video and mechanical slot titles developed for the global marketplace, and EGM cabinets which include our premium lease-only cabinets Orion Starwall, Orion Curve Premium, Orion Rise, Big Red, Spectra UR43 Premium, and the recent addition Spectra SL75+. In addition, our core cabinets that are available for sale and lease include Revel, Spectra UR49C, Spectra UR43, Orion Portrait, Orion Slant, Orion Curve, Orion Upright, ICON, and the recent addition Spectra SL49+. In addition to providing complete EGM units, we offer conversion kits that allow existing game titles to be converted to other game titles offered within that operating platform.

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

The following table disaggregates our revenues by type within each of our segments (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

EGM
Gaming operations	$52,308	$54,026	$160,685	$160,789
Equipment sales	36,364	27,836	102,621	80,312
Total	$88,672	$81,862	$263,306	$241,101

Table Products
Gaming operations	$4,178	$3,871	$12,337	$11,445
Equipment sales	378	516	1,334	1,432
Total	$4,556	$4,387	$13,671	$12,877

Interactive
Gaming Operations	$5,942	$3,129	$14,905	$8,407
Total	$5,942	$3,129	$14,905	$8,407

Total Revenue	$99,170	$89,378	$291,882	$262,385

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

Revenue allocated to any undelivered performance obligations is recorded as a contract liability and recorded in accrued liabilities on our balance sheet.

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

For the period ended  September 30, 2024, there was no material activity in allowance for credit losses.

Inventories

Inventories consist primarily of parts and supplies that are used to repair and maintain machinery and equipment as well as EGMs, shufflers, and progressive products in production and finished goods held for sale. Inventories are stated at net realizable value. Cost of inventories is determined using the first-in, first-out method for all components of inventory. The Company regularly reviews inventory quantities and updates estimates for the net realizable value of inventories. This process includes examining the carrying values of parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose). Some of the factors involved in this analysis include the overall levels of the inventories, the current and projected sales levels for such products, the projected markets for such products and the costs required to sell the products, including refurbishment costs. Changes in the assumptions or estimates could materially affect the inventory carrying value. As of  September 30, 2024 and December 31, 2023, the value of raw material inventory was $26.2 million and $31.3 million, respectively. As of  September 30, 2024 and December 31, 2023, the value of finished goods inventory was $9.9 million and $4.8 million, respectively. There was no work in process material as of  September 30, 2024 and December 31, 2023.

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

The carrying values of the Company’s cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short-term maturities of these instruments. The fair value of our long-term debt is based on the quoted market prices for similar issues (Level 2 inputs). The following table presents the estimated fair value of our long-term debt as of  September 30, 2024 and  December 31, 2023 (in thousands):

	September 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term Debt	$547,318	$549,010	$566,754	$567,658

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting ("Topic 280"): Improvements to Reportable Segment Disclosures. Investors, lenders, creditors and other allocators of capital have observed the critical importance of segment information and its significance in assessing an entity's overall performance and potential future cash flows. The amendments within Topic 280 aim to improve reportable segment disclosure requirements by enhancing disclosures regarding significant segment expenses. These amendments are applicable to all public entities who are required to report segment information in accordance with Topic 280, Segment Reporting. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2023-07 and expects that any impact would be limited to additional disclosures in the notes to the Consolidated Financial Statements.

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

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Gaming equipment	$270,345	$259,396
Other property and equipment	27,410	25,056
Less: Accumulated depreciation	(217,189)	(205,684)
Total property and equipment, net	$80,566	$78,768

Gaming equipment and other property and equipment are depreciated over the respective useful lives of the assets ranging from one to five years. Depreciation expense was $10.0 million for both the three months ended September 30, 2024 and 2023. Depreciation expense was $30.4 million and $30.5 million for the nine months ended  September 30, 2024 and 2023, respectively.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 3. GOODWILL AND INTANGIBLES

Changes in the carrying amount of goodwill are as follows (in thousands):

	Gross Carrying Amount
	EGM	Table Products	Interactive(1)	Total
December 31, 2023	$281,435	$9,051	$-	$290,486
Foreign currency adjustments	(2,969)	-	-	(2,969)
Balance at September 30, 2024	$278,466	$9,051	$-	$287,517

(1) As of September 30, 2024, accumulated goodwill impairment charges for the Interactive segment taken prior to the fiscal year 2024 were $8.4 million.

Intangible assets consist of the following (in thousands):

		September 30, 2024			December 31, 2023
	Useful Life	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	(years)	Value	Amortization	Value	Value	Amortization	Value
Indefinite-lived trade names	Indefinite	$12,126	$-	$12,126	$12,126	-	$12,126
Trade and brand names	5 - 7	14,990	(14,822)	168	14,990	(14,779)	211
Customer relationships	5 - 12	219,915	(189,722)	30,193	222,690	(183,508)	39,182
Contract rights under development and placement fees	1 - 7	42,762	(34,708)	8,054	42,762	(30,118)	12,644
Gaming software and technology platforms	1 - 7	239,578	(186,204)	53,374	220,843	(167,869)	52,974
Intellectual property	10 - 12	21,845	(17,104)	4,741	21,845	(15,546)	6,299
Total intangible assets		$551,216	$(442,560)	$108,656	$535,256	$(411,820)	$123,436

Intangible assets are amortized over their respective estimated useful lives ranging from one to twelve years. Amortization expense related to intangible assets was $9.9 million and $8.9 million for the three months ended September 30, 2024 and 2023, respectively. Amortization expense related to intangible assets was $28.8 million and $26.2 million for the nine months ended  September 30, 2024 and 2023, respectively.

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

For development agreements in the form of a loan, interest income is recognized on the repayment of the notes based on the stated rate or, if not stated explicitly in the development agreement, on an imputed interest rate. If the stated interest rate is deemed to be other than a market rate or zero, a discount is recorded on the note receivable as a result of the difference between the stated and market rate and a corresponding intangible asset is recorded. The intangible asset is recognized in the condensed consolidated financial statements as a contract right under development agreement and amortized as a reduction in revenue over the term of the agreement. Placement fees can be in the form of cash paid upfront or free lease periods and are accreted over the life of the contract and the expense is recorded as a reduction of revenue. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $1.5 million and $1.6 million for the three months ended September 30, 2024 and 2023, respectively. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $4.6 million and $4.7 million for the nine months ended  September 30, 2024 and 2023, respectively.

NOTE 4. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Salary and payroll tax accrual	$14,351	$12,697
Taxes payable	2,939	3,337
Current portion of operating lease liability	2,873	2,595
License fee obligation	-	482
Placement fees payable	4,594	6,314
Deferred revenue	2,983	2,429
Accrued other	6,536	8,072
Total accrued liabilities	$34,276	$35,926

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 5. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30, 2024	December 31, 2023
First Lien Credit Facilities:
Term loans, net of unamortized discount and deferred loan costs of $10.8 million at September 30, 2024 and $13.0 million at December 31, 2023; interest at SOFR, subject to a 0.75% floor plus 3.75% (at September 30, 2024) and 0.75% floor plus 4% (at December 31, 2023): 8.6% at September 30, 2024 and 9.5% at December 31, 2023.	$534,871	$551,935
Finance leases	1,692	1,817
Total debt	536,563	553,752
Less: Current portion	(6,277)	(6,253)
Long-term debt	$530,286	$547,499

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

The New Term Loan Facility will mature on  February 15, 2029 and amortizes in quarterly installments equal to 0.25% of the original aggregate principal amount of the term loans, with the balance due at maturity. The commitments under the New Revolving Credit Facility will terminate on  February 15, 2027.

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

An additional $1.6 million in loan costs including the write-off of deferred loan costs and third-party costs were incurred related to the Seventh Amendment. Given the composition of the lender group, the transaction was accounted for as a debt modification for existing lenders. As a result of the Seventh Amendment, $1.6 million in costs were expensed and included in the loss on extinguishment and modification of debt.

As of September 30, 2024, there were no required financial covenants for our debt instruments.

Finance Leases

The Company has entered into leases for vehicles and equipment that are accounted for as finance leases.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 6. STOCKHOLDERS’ EQUITY

Our amended and restated articles of incorporation provide that our authorized capital stock will consist of 450,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share. As of September 30, 2024, we have 40,760,174 shares of common stock and zero shares of preferred stock outstanding.

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

Share repurchase program

During 2019, our board of directors approved a share repurchase program that will permit the Company to repurchase up to $50.0 million of the Company’s shares of common stock. During the quarter ended June 30, 2023, the board approved extending this share buyback program to August 11, 2025. As of  September 30, 2024, $41.7 million of the $50.0 million authorized by our board of directors is still available for repurchasing of the Company's shares of common stock.

NOTE 7. WRITE-DOWNS AND OTHER CHARGES

The condensed consolidated statements of operations and comprehensive (loss) income include various transactions, such as loss on disposal or impairment of long-lived assets and fair value adjustments to contingent consideration that have been classified as write-downs and other charges.

During the three months ended  September 30, 2024, the Company recognized $0.6 million in write-downs and other charges primarily related to the disposal of long-lived assets. During the three months ended  September 30, 2023, the Company did not recognize any significant write-downs and other charges.

During the nine months ended  September 30, 2024, the Company recognized $0.7 million in write-downs and other charges primarily related to the disposal of long-lived assets and impairment of intangible assets (the Company used level 3 fair value inputs based on projected cash flows). During the nine months ended  September 30, 2023, the Company recognized $0.6 million in write-downs and other charges primarily related to the impairment of intangible assets and the disposal of long-lived assets.

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

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Numerator:
Net income	$2,432	$7,217
Less: Net income attributable to participating securities	$176	$536
Net income attributable to common stock	$2,256	$6,681

Denominator:
Weighted average of common shares outstanding, basic	40,303	39,738
Potential dilutive effect of stock options	51	92
Weighted average of common shares outstanding, diluted	40,354	39,830

Excluded from the calculation of diluted EPS for the three months ended  September 30, 2024 were 568,553 restricted shares, subject to performance vesting conditions that have not been met yet. Participating securities of 3,155,860 were allocated to income in the calculation of EPS for the three months ended  September 30, 2024.

Excluded from the calculation of diluted EPS for the nine months ended  September 30, 2024 were 568,553 restricted shares, subject to performance vesting conditions that have not been met yet. Participating securities of 3,195,766 were allocated to income in the calculation of EPS for the nine months ended September 30, 2024.

NOTE 9. BENEFIT PLANS

The Company has established a 401(k) plan (the “401(k) Plan”) for its employees. The 401(k) Plan allows employees to contribute a portion of their earnings, and the Company may match a percentage of the contributions on a discretionary basis. The expense associated with the 401(k) Plan for the three months ended September 30, 2024 and 2023 was $0.6 and $0.5 million, respectively. The expense associated with the 401(k) Plan was $1.7 million for both the nine months ended September 30, 2024 and 2023.

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

On April 28, 2022, our board of directors approved an amendment to the Omnibus Incentive Plan, as amended by the 2020 Plan Amendment, to increase the number of shares of Common Stock authorized for issuance thereunder from 4,607,389 shares to 9,607,389 shares, an increase of 5,000,000 shares (the “2022 Plan Amendment”), which was approved by the stockholders on July 1, 2022 at the 2022 Annual Meeting of Stockholders. As a result of the 2022 Plan Amendment, awards that were previously accounted for as liability awards were reclassified to equity as they are expected to be settled with equity. Prior to the 2022 Plan Amendment, there were insufficient shares available to settle the liability awards with equity. As of September 30, 2024, we had 2,091,218 shares available for issuance under the Omnibus Incentive Plan.

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

The following provides the total unrecognized stock-based compensation expense under all programs as of the following dates:

	September 30, 2024		September 30, 2023
	Unrecognized Compensation Expense (in thousands)	Expected Weighted Average Period to be Recognized (years)	Unrecognized Compensation Expense (in thousands)	Expected Weighted Average Period to be Recognized (years)
Stock Options	-	-	-	-
Restricted Stock Units	6,366	2.4	3,163	2.3
Phantom Stock Units	4,694	1.9	12,102	2.2

Stock Options

The Company calculates the grant date fair value of stock options that vest over a service period using the Black Scholes model. For stock options and other stock awards that contain a market condition related to the return on investment that the Company’s stockholders achieve or obtaining a certain stock price, the awards are valued using a lattice-based valuation model. The assumptions used in these calculations are the expected dividend yield, expected volatility, risk-free interest rate and expected term (in years). Expected volatilities are based on implied volatilities from comparable companies. The risk-free rate is based on the U.S. Treasury yield curve for a term equivalent to the estimated time to liquidity. There were no options granted during the three and nine months ended September 30, 2024.

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

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

A summary of the changes in stock options outstanding during the nine months ended September 30, 2024, is as follows:

Number of Options
Options outstanding as of December 31, 2023	1,158,202
Granted	-
Exercised	584,256
Canceled or forfeited	-
Options outstanding as of September 30, 2024	573,946
Options exercisable as of September 30, 2024	573,946

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

A summary of the changes in restricted stock units outstanding during the nine months ended September 30, 2024, is as follows:

Shares Outstanding
Restricted Stock Units Outstanding as of December 31, 2023	1,403,454
Granted	379,379
Vested	709,659
Canceled or forfeited	7,660
Restricted Stock Units Outstanding as of September 30, 2024	1,065,514

Phantom Stock Units

Phantom stock units are typically eligible to vest in equal installments of 25% on each of the first four anniversaries of the date of the grant, subject to continued employment with the Company or its subsidiaries. In the event of a termination of employment without cause upon or as a result of death or disability, any such unvested units shall become vested. In the event of a change in control, certain awards vest immediately and certain awards vest only upon termination within 12 months of the change in control event. The phantom stock units outstanding at the end of the period  may be settled in cash or stock at the Company’s discretion. The phantom stock units that the Company intends to settle in cash are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period. The liability associated with such awards is included in “Accrued Liabilities” within the Consolidated Balance Sheets. All other stock-based awards are classified as equity.

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

A summary of the changes in phantom stock units outstanding during the nine months ended September 30, 2024 is as follows:

Shares Outstanding
Phantom Stock Outstanding as of December 31, 2023	3,316,062
Granted	2,975
Vested	1,486,241
Canceled or forfeited	92,975
Phantom stock outstanding as of September 30, 2024	1,739,821

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 11. INCOME TAXES

The Company's effective income tax rate for the three months ended  September 30, 2024, was an expense of 32.5%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended  September 30, 2024, is primarily due to changes in our valuation allowance on deferred tax assets and other permanent differences including nondeductible executive compensation. The Company's effective income tax rate for the three months ended  September 30, 2023, was an expense of 119.9%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended  September 30, 2023, is primarily due to changes in our valuation allowance on deferred tax assets and U.S. tax on foreign income.

The Company's effective income tax rate for the nine months ended  September 30, 2024, was an expense of 21.2%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the nine months ended  September 30, 2024, is primarily due to offsetting changes in our valuation allowance on deferred tax assets and other permanent differences including nondeductible executive compensation. The Company's effective income tax rate for the nine months ended  September 30, 2023, was an expense of 39.5%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the nine months ended  September 30, 2023, is primarily due to changes in our valuation allowance on deferred tax assets, the expiration of the applicable statute of limitations for certain uncertain tax positions and U.S. tax on foreign income.

For the nine months ended September 30, 2024, the Company concluded that a full valuation allowance on its deferred tax assets was appropriate. We intend to maintain a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, based on the Company's recent earnings, there is a reasonable possibility that, in the near future, sufficient positive evidence could justify releasing a portion of this valuation allowance. Such a release would benefit the income tax provision for the period in which it is recorded and could materially impact net income in that period. The timing and amount of the potential valuation allowance release are subject to significant management judgment, as well as prospective earnings in the U.S.

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

Class Action

On  June 25 and  July 31, 2020, putative class action lawsuits were filed in the United States District Court for the District of Nevada (the "Court"), by two separate plaintiffs against the Company and certain of its officers, individually and on behalf of all persons who purchased or otherwise acquired Company securities between  August 2, 2018 and  August 7, 2019. The complaints alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by making false and misleading statements concerning the Company’s forward-looking financial outlook and accounting for goodwill and intangible assets in its iGaming reporting unit, resulting in injury to the purported class members when the value of the Company’s common stock declined following its release of its Second Quarter 2019 results on  August 7, 2019.

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

On  January 17, 2023, the Company, Mr. Lopez, and Mr. Akiona filed an answer to the remaining claim, along with a motion to temporarily stay discovery and a motion for judgment on the pleadings, arguing that the legal findings contained in the court’s  December 2, 2022 decision require dismissal of the scheme liability claim as well and termination of the action. Those motions were fully briefed as of  March 22, 2023. On  March 23, 2023, the Court decided the motion to temporarily stay discovery in favor of the defendants, holding that all discovery was stayed pending resolution of the motion for judgment on the pleadings. On  February 13, 2024, the Court granted the motion for judgment on the pleadings and dismissed the securities class action in full with prejudice. On March 14, 2024, Plaintiff's filed a notice of appeal. On May 2, 2024 the Plaintiff/Appellant filed an appeal brief. On July 26, 2024 the Company filed its responsive brief. On September 24, 2024, Plaintiff/Appellant filed its reply brief in further support of its appeal. The Ninth Circuit has indicated that it intends to hear oral argument in the first few months of 2025, but no date has yet been set. The defendants will continue to defend vigorously against these claims, but there can be no assurances as to the outcome.

Derivative Shareholder Lawsuit

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

Alabama Department of Revenue

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

In the quarter ended June 30, 2024, we accrued $0.7 million related to this matter as we have entered into settlement discussions with ADOR. This amount represented the bottom end of the range of probable settlement outcomes and at that time, no other amount was more likely to represent the amount for which the matter would settle. In the quarter ended September 30, 2024, our customer in the state of Alabama agreed to reimburse us in full for any amounts that we pay to the state related to this rental tax. Because of this agreement and our customer's encouragement to pay the tax, we paid the ADOR the full assessment and accrued interest, which totaled $4.0 million. Our customer reimbursed us in full in September 2024. While we cannot reasonably calculate the amount that ADOR would assess for the revenues subsequent to August 2019 due to the types of revenues and rates that apply and as no assessment has been made, based solely on the amount assessed for the period from  May 2016 through  August 2019, we estimate that ADOR’s assessment for taxable lease rental payments for subsequent periods through September 30, 2024 would not exceed $3.2 million, excluding interest. We have not accrued any amount related to the subsequent periods and it is not probable of payment. There is no assurance that ADOR will assess our revenues from subsequent periods or that such assessment will not materially differ from our estimate.

North American Free Trade Agreement

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

In  December 2023, we entered into discussions with SAT and the Mexican taxpayer advocate, Procuraduría de la Defensa del Contribuyente, to reach an agreement with SAT regarding its final assessment which we expected to receive during these discussions. The discussions concluded in  January 2024 with no resolution of the matter and with no fixed amount of the potential assessment. In  February 2024, SAT made an assessment of the omitted taxes together with interest, fines, and surcharges of approximately $8.5 million, which has been translated into US dollars at the quarter end exchange rate. We believe that the EGMs qualify under NAFTA and that the documentation we have provided to SAT has been sufficient to demonstrate this qualification. We also believe that SAT has not conducted its audit in compliance with Mexican law and regulations. Therefore, we have filed nullity petitions before the Federal Tax Court in Mexico to invalidate SAT’s resolutions in this matter.

We have not accrued any amount related to this matter, as we cannot accurately estimate the potential loss within the range of up to $8.5 million, including the possibility of the full reduction of the assessment based on our petitions.

Demand Letters

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
•

Costs and inventory and receivable valuation charges, professional fees incurred for projects, costs incurred related to public offerings, contract cancellation fees and other transaction costs deemed to be non-operating in nature;

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

The following provides financial information concerning our reportable segments for the three and nine months ended September 30, 2024 and 2023 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues by segment
EGM	$88,672	$81,862	$263,306	$241,101
Table Products	4,556	4,387	13,671	12,877
Interactive	5,942	3,129	14,905	8,407
Total Revenues	99,170	89,378	291,882	262,385
Adjusted EBITDA by segment
EGM	37,595	36,772	114,354	107,661
Table Products	2,657	2,436	7,570	6,950
Interactive	3,473	903	7,884	1,596
Subtotal	43,725	40,111	129,808	116,207
Write-downs and other charges:
Disposal of long-lived assets	500	(11)	452	385
Impairment of long-lived assets	51	-	205	239
Depreciation and amortization	19,877	18,896	59,202	56,677
Interest expense, net of interest income and other	13,855	13,738	40,241	40,748
Loss on extinguishment and modification of debt	-	-	1,636	-
Other adjustments	1,508	1,127	5,888	1,584
Other non-cash charges	2,134	2,480	6,618	7,391
Non-cash stock-based compensation	2,197	3,096	6,410	8,586
Income before income taxes	$3,603	$785	$9,156	$597

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading designer and supplier of EGMs and other products and services for the gaming industry. We operate our business in three distinct segments: EGMs, Table Products and Interactive. Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line. Founded in 2005, we historically focused on supplying EGMs, including slot machines, video bingo machines, and other electronic gaming devices, to the Native American gaming market. Since 2014, we have expanded our product line-up to include: (i) Class III EGMs for commercial and Native American casinos permitted to operate Class III EGMs, (ii) EGMs that use the results of historical horse races ("HHR") in their game math, which are allowed in several niche markets and raceways, (iii) table game products and (iv) interactive products, all of which we believe provide us with growth opportunities as we expand in markets where we currently have limited or no presence. For the three and nine months ended September 30, 2024, approximately 63% and 64% of our total revenue, respectively, was generated through recurring contracted lease agreements whereby we place EGMs and table game products at our customers’ gaming facilities under either a revenue sharing agreement (we receive a percentage of the revenues that these products generate) or fee-per-day agreement (we receive a daily or monthly fixed fee per EGM or table game product), or recurring revenue from our Interactive gaming operations.

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

EGM Segment

EGMs constitute our largest segment, representing 89% and 90% of our revenue for the three months ended September 30, 2024 and nine months ended September 30, 2024, respectively. In 2024, we had a library of over 550 proprietary game titles that we offer for delivery on our EGM cabinets. These include our premium lease-only cabinets Orion Starwall, Orion Curve Premium, Orion Rise, Big Red, Spectra UR43 Premium, and the recent addition Spectra SL75+. Our core cabinets that are available for sale and lease include Spectra UR49C, Spectra UR43, Orion Portrait, Orion Slant, Orion Curve, Orion Upright, ICON, and the recent addition Spectra SL49+. In 2024, we released our first three-reel stepper Revel, entering AGS into the mechanical reel category. In addition to providing complete EGM units, we offer conversion kits, which are essentially software containing new games that allow existing game titles to be converted to other game titles offered within that operating platform and on an existing cabinet.

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

Table Products Segment

We offer our customers more than 75 unique table products, including live felt table games, side bets, progressives, card shufflers, signage, and other ancillary table game equipment. Our table products are designed to enhance the table games section of the casino floor (commonly known as “the pit”). Our table products segment offers a full suite of side bets and specialty table games as well as progressive technology products that provide this enhancement and increase gaming activity and hold percentages for our casino customers. We believe that this segment will serve as an important growth engine for our company by generating further cross-selling opportunities with our EGM offerings. As of September 30, 2024, we had placed 5,505 table products domestically and internationally. Based on the number of products placed, we believe we are presently a leading supplier of table products to the gaming industry.

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

Results of Operations

Three Months Ended September 30, 2024 compared to the Three Months Ended September 30, 2023

The following tables set forth certain selected condensed consolidated financial data for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		$	%
	2024	2023	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$62,428	$61,026	$1,402	2.3%
Equipment sales	36,742	28,352	8,390	29.6%
Total revenues	99,170	89,378	9,792	11.0%
Operating expenses
Cost of gaming operations	13,477	13,246	231	1.7%
Cost of equipment sales	17,039	13,540	3,499	25.8%
Selling, general and administrative	19,042	19,453	(411)	(2.1)%
Research and development	11,726	9,731	1,995	20.5%
Write-downs and other charges	551	(11)	562	(5,109.1)%
Depreciation and amortization	19,877	18,896	981	5.2%
Total operating expenses	81,712	74,855	6,857	9.2%
Income from operations	17,458	14,523	2,935	20.2%
Other expense (income)
Interest expense	13,576	14,588	(1,012)	(6.9)%
Interest income	(662)	(591)	(71)	12.0%
Other expense (income)	941	(259)	1,200	(463.3)%
Income before income taxes	3,603	785	2,818	359.0%
Income tax expense	(1,171)	(941)	(230)	24.4%
Net income (loss)	$2,432	$(156)	$2,588	(1,659.0)%

Revenues

Gaming Operations.

Gaming operations revenue increased primarily due to an increase in our domestic Interactive segment, which increased by $2.8 million compared to the prior year. The increase in gaming operations revenue is also attributable to our Tables segment, which increased by $0.3 million compared to the prior year, offset by a decrease of $1.7 million in our EGMs segment primarily due to the decrease of $1.19 in revenue per day. For the three months ended September 30, 2024, EGM revenue per day was $25.09, compared to $26.28 in the prior year period.

Equipment Sales.

The increase in equipment sales was primarily due to an increase of 296 EGMs sold year over year. We sold 1,641 EGM units during the three months ended September 30, 2024, compared to 1,345 EGM units in the prior year period.

Operating Expenses

Cost of gaming operations. The increase in the cost of gaming operations was primarily due to an increase in direct expenses and related costs, offset by a decrease in field service and support. As a percentage of gaming operations revenue, costs of gaming operations was 21.6% for the three months ended September 30, 2024 compared to 21.7% for the prior year period.

Cost of equipment sales. The increase in cost of equipment sales is primarily attributable to the increase in the number of units sold compared to the prior year period. As a percentage of equipment sales revenue, costs of equipment sales was 46.4% for the three months ended September 30, 2024 compared to 47.8% for the prior year period, which fluctuated year over year primarily due to a change in the mix of products sold between periods.

Selling, general and administrative. The decrease in selling, general and administrative expenses is primarily due to a $1.2 million decrease in salaries & benefits, along with a $1.0 million decrease in non-cash stock-based compensation in the current period. The decrease is offset by a $1.4 million increase in professional and legal fees related to the Merger and operating costs that support our business.

Research and development.The increase is primarily attributable to a $1.8 million increase in salaries and benefits.

Write-downs and other charges. During the three months ended September 30, 2024, the Company recognized $0.6 million in write-downs and other charges primarily related to disposal of long-lived assets. During the three months ended September 30, 2023, the Company did not recognize any significant write-downs and other charges.

Depreciation and amortization. The increase was predominantly due to a $1.0 million increase in amortization.

Other expense (income)

Interest expense. The decrease in interest expense is predominantly attributable to a decreased interest rate in the current period as compared to the prior year period which was the result of the repricing of the term loan credit facility in the current year by entering into the Seventh Amendment as well as the decrease in debt principal outstanding. See Item 1."Financial Statements" Note 5."Long-Term Debt" for a detailed discussion regarding long-term debt.

Other expense (income). The fluctuation is due to the effect of foreign currency fluctuation on trade payables and receivables denominated in foreign currencies.

Income taxes. The Company's effective income tax rate for the three months ended September 30, 2024, was an expense of 32.5%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended September 30, 2024, is primarily due to changes in our valuation allowance on deferred tax assets and other permanent differences including nondeductible executive compensation. The Company's effective income tax rate for the three months ended September 30, 2023, was an expense of 119.9%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended September 30, 2023, is primarily due to changes in our valuation allowance on deferred tax assets and US tax on foreign income.

Results of Operations

Nine Months Ended September 30, 2024 compared to the Nine Months Ended September 30, 2023

The following tables set forth certain selected condensed consolidated financial data for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,		$	%
	2024	2023	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$187,927	$180,641	$7,286	4.0%
Equipment sales	103,955	81,744	22,211	27.2%
Total revenues	291,882	262,385	29,497	11.2%
Operating expenses
Cost of gaming operations	38,229	37,030	1,199	3.2%
Cost of equipment sales	48,506	38,854	9,652	24.8%
Selling, general and administrative	59,927	56,379	3,548	6.3%
Research and development	34,328	31,476	2,852	9.1%
Write-downs and other charges	657	624	33	5.3%
Depreciation and amortization	59,202	56,677	2,525	4.5%
Total operating expenses	240,849	221,040	19,809	9.0%
Income from operations	51,033	41,345	9,688	23.4%
Other expense (income)
Interest expense	41,049	42,362	(1,313)	(3.1)%
Interest income	(2,024)	(1,267)	(757)	59.7%
Loss on extinguishment and modification of debt	1,636	-	1,636	100.0%
Other expense (income)	1,216	(347)	1,563	(450.4)%
Income before income taxes	9,156	597	8,559	1,433.7%
Income tax expense	(1,939)	(236)	(1,703)	721.6%
Net income	$7,217	$361	$6,856	1,899.2%

Revenues

Gaming Operations.

Gaming operations revenue increased primarily due to an increase in our domestic Interactive segment, which increased by $6.5 million compared to the prior year. The increase in gaming operations revenue is also attributable to an increase in our Tables segment, which increased by $0.9 million primarily due to the increase of 196 units installed compared to the prior year, offset by a $0.1 million decrease in our EGMs segment primarily due to the decrease of $0.43 in revenue per day. For the nine months ended September 30, 2024, EGM revenue per day was $25.93, compared to $26.36 in the prior year period.

Equipment Sales.

The increase in equipment sales was primarily due to an increase of 737 EGMs sold year over year. We sold 4,462 EGM units during the nine months ended September 30, 2024, compared to 3,725 EGM units in the prior year period. The increase in equipment sales is also attributed to the sale of previously leased EGMs to distributors in the current period.

Operating Expenses

Cost of gaming operations. The increase in the cost of gaming operations was primarily the result of increased field service and support due to increased activity, offset by decreased direct expenses and related costs compared to the prior year period. As a percentage of gaming operations revenue, costs of gaming operations was 20.3% for the nine months ended September 30, 2024 compared to 20.5% for the prior year period.

Cost of equipment sales. The increase in cost of equipment sales is primarily attributable to the increase in the number of units sold compared to the prior year period. As a percentage of equipment sales revenue, costs of equipment sales was 46.7% for the nine months ended September 30, 2024 compared to 47.5% for the prior year period, which fluctuated year over year primarily due to a change in the mix of products sold between periods.

Selling, general and administrative. The increase in selling, general and administrative expenses is primarily due to a $5.8 million increase in the current period in professional and legal fees primarily related to the Merger, the remainder of the increase is attributable to operating costs that support our business. The increase is offset by a $2.5 million decrease in non-cash stock-based compensation as well as a $1.0 million decrease in salaries and benefits.

Research and development.The increase is primarily attributable to a $2.3 million increase in salaries and benefits, $0.4 million increase in professional fees, as well as a $0.3 million increase in non-cash stock-based compensation. The increase is offset by $0.3 million decrease in development costs.

Write-downs and other charges. During the nine months ended September 30, 2024, the Company recognized $0.7 million in write-downs and other charges primarily related to the disposal of long-lived assets and impairment of intangible assets (the Company used level 3 fair value inputs based on projected cash flows). During the nine months ended September 30, 2023, the Company recognized $0.6 million in write-downs and other charges primarily related to the impairment of intangible assets and the disposal of long-lived assets.

Depreciation and amortization. The increase was predominantly due to a $2.7 million increase in amortization, offset by a $0.2 million decrease in depreciation.

Other expense (income)

Interest expense. The decrease in interest expense is predominantly attributable to a decreased interest rate in the current period as compared to the prior year period which was the result of the repricing of the term loan credit facility in the current year by entering into the Seventh Amendment as well as the decrease in debt principal outstanding. See Item 1."Financial Statements" Note 5."Long-Term Debt" for a detailed discussion regarding long-term debt.

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

Income taxes. The Company's effective income tax rate for the nine months ended September 30, 2024, was an expense of 21.2%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the nine months ended September 30, 2024, is primarily due to offsetting changes in our valuation allowance on deferred tax assets and other permanent differences including nondeductible executive compensation. The Company's effective income tax rate for the nine months ended September 30, 2023, was an expense of 39.5%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the nine months ended September 30, 2023, is primarily due to changes in our valuation allowance on deferred tax assets, the expiration of the applicable statute of limitations for certain uncertain tax positions and U.S. tax on foreign income.

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

We believe that the presentation of each of the Adjusted Expenses is appropriate to provide additional information to investors about certain non-cash items that vary greatly and are difficult to predict. These Adjusted Expenses take into account non-cash stock compensation expense, acquisitions and integration related costs including restructuring and severance, initial and secondary public offering costs, legal and litigation expenses including settlement payments, new jurisdictions and regulatory licensing costs, non-cash charges on capitalized installation and delivery, non-cash charges and (gain) loss on disposition of assets and other adjustments that include costs and inventory and receivable valuation charges. Further, we believe each of the Adjusted Expenses provides a meaningful measure of our expenses because we use it for evaluating our business performance, making budgeting decisions, and comparing our performance against that of other peer companies using similar measures. It also provides management and investors with additional information to estimate our value.

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

The tables below present each of the Adjusted Expenses and include a reconciliation to the nearest GAAP measure.

Electronic Gaming Machines

Three Months Ended September 30, 2024 compared to the Three Months Ended September 30, 2023

	Three Months Ended September 30,		$	%
(amounts in thousands, except unit data)	2024	2023	Change	Change
EGM segment revenues:
Gaming operations	$52,308	$54,026	$(1,718)	(3.2)%
Equipment sales	36,364	27,836	8,528	30.6%
Total EGM revenues	88,672	81,862	6,810	8.3%

EGM segment expenses and adjusted expenses:
Cost of gaming operations(1)	12,502	12,331	171	1.4%
Less: Adjustments(2)	1,118	948	170	17.9%
Adjusted cost of gaming operations	11,384	11,383	1	0.0%

Cost of equipment sales	16,754	13,391	3,363	25.1%

Selling, general and administrative	17,412	18,020	(608)	(3.4)%
Less: Adjustments(3)	2,459	3,673	(1,214)	(33.1)%
Adjusted cost of selling, general and administrative	14,953	14,347	606	4.2%

Research and development	10,046	8,054	1,992	24.7%
Less: Adjustments(4)	588	509	79	15.5%
Adjusted cost of research and development	9,458	7,545	1,913	25.4%

Accretion of placement fees	1,472	1,576	(104)	(6.6)%

EGM Adjusted EBITDA	$37,595	$36,772	$823	2.2%

EGM Business Segment Key Performance Indicators ("KPI's")
EGM gaming operations:
EGM installed base:
Class II	10,837	11,257	(420)	(3.7)%
Class III	5,836	5,167	669	12.9%
Domestic installed base, end of period	16,673	16,424	249	1.5%
International installed base, end of period	6,360	6,083	277	4.6%
Total installed base, end of period	23,033	22,507	526	2.3%

EGM revenue per day ("RPD"):
Domestic revenue per day	31.48	$32.57	$(1.09)	(3.3)%
International revenue per day	8.23	$9.43	$(1.20)	(12.7)%
Total revenue per day	25.09	$26.28	$(1.19)	(4.5)%

EGM equipment sales
EGM units sold	1,641	1,345	296	22.0%
Average sales price ("ASP")	20,792	$19,380	$1,412	7.3%

(1)	Exclusive of depreciation and amortization.
(2)	Adjustments to cost of gaming operations include non-cash stock compensation expense, non-cash charges on capitalized installation and delivery and other adjustments.
(3)

Adjustments to selling, general and administrative expense include non-cash stock compensation expense, acquisition costs, restructuring and severance, legal and litigation expenses including settlement payments and other adjustments.

(4)	Adjustments to research and development costs include non-cash stock compensation expense.

Gaming Operations Revenue

The decrease in gaming operations revenue was primarily due to the decrease of $1.19 in revenue per pay. In the three months ended September 30, 2024, the RPD was $25.09 compared to $26.28 in the prior year period. Our total installed base was 23,033 EGM units as of September 30, 2024, compared to 22,507 EGM units installed as of September 30, 2023.

Equipment Sales

The increase in equipment sales was primarily due to an increase of 296 EGMs sold year over year. We sold 1,641 EGM units during the three months ended September 30, 2024, compared to 1,345 EGM units in the prior year period.

EGM Adjusted EBITDA

EGM Adjusted EBITDA includes revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write-downs and other charges, accretion of placement fees, restructuring and severance costs, as well as other costs. See Item 1. “Financial Statements” Note 13. "Operating Segments" for further explanation of adjustments. The increase in EGM Adjusted EBITDA is attributable to the increase in revenue described above, offset by an increase in the cost of equipment sales and an increase in operating expenses. EGM Adjusted EBITDA margin was 42.4% for the three months ended September 30, 2024 compared to 44.9% for the three months ended September 30, 2023.

Electronic Gaming Machines

Nine Months Ended September 30, 2024 compared to the Nine Months Ended September 30, 2023

	Nine Months Ended September 30,		$	%
(amounts in thousands except unit data)	2024	2023	Change	Change
EGM segment revenues:
Gaming operations	160,685	$160,789	$(104)	(0.1)%
Equipment sales	102,621	80,312	22,309	27.8%
Total EGM revenues	263,306	241,101	22,205	9.2%

EGM segment expenses and adjusted expenses:
Cost of gaming operations(1)	35,243	34,022	1,221	3.6%
Less: Adjustments(2)	2,491	2,685	(194)	(7.2)%
Adjusted cost of gaming operations	32,752	31,337	1,415	4.5%

Cost of equipment sales	47,972	38,434	9,538	24.8%

Selling, general and administrative	55,321	51,329	3,992	7.8%
Less: Adjustments(3)	9,457	8,136	1,321	16.2%
Adjusted cost of selling, general and administrative	45,864	43,193	2,671	6.2%

Research and development	28,721	26,723	1,998	7.5%
Less: Adjustments(4)	1,767	1,550	217	14.0%
Adjusted cost of research and development	26,954	25,173	1,781	7.1%

Accretion of placement fees	4,590	4,697	(107)	(2.3)%

EGM Adjusted EBITDA	$114,354	$107,661	$6,693	6.2%

EGM Business Segment Key Performance Indicators ("KPI's")
EGM gaming operations:
EGM installed base:
Class II	10,837	11,257	(420)	(3.7)%
Class III	5,836	5,167	669	12.9%
Domestic installed base, end of period	16,673	16,424	249	1.5%
International installed base, end of period	6,360	6,083	277	4.6%
Total installed base, end of period	23,033	22,507	526	2.3%

EGM revenue per day ("RPD"):
Domestic revenue per day	$32.22	$32.95	$(0.73)	(2.2)%
International revenue per day	$9.00	$8.87	$0.13	1.5%
Total revenue per day	$25.93	$26.36	$(0.43)	(1.6)%

EGM equipment sales
EGM units sold	4,462	3,725	737	19.8%
Average sales price ("ASP")	$20,732	$19,888	$844	4.2%

(1)	Exclusive of depreciation and amortization.
(2)	Adjustments to cost of gaming operations include non-cash stock compensation expense, non-cash charges on capitalized installation and delivery and other adjustments.
(3)

Adjustments to selling, general and administrative expense include non-cash stock compensation expense, acquisition costs, restructuring and severance, legal and litigation expenses including settlement payments and other adjustments.

(4)	Adjustments to research and development costs include non-cash stock compensation expense.

Gaming Operations Revenue

The decrease in gaming operations revenue was primarily due to the decrease in our revenue per day by $0.43. In the nine months ended September 30, 2024, the RPD was $25.93 compared to $26.36 in the prior year period. Our total installed base was 23,033 EGM units as of September 30, 2024, compared to 22,507 EGM units installed as of September 30, 2023.

Equipment Sales

The increase in equipment sales was primarily due to an increase of 737 EGMs sold year over year. We sold 4,462 EGM units during the nine months ended September 30, 2024, compared to 3,725 EGM units in the prior year period. The increase in equipment sales is also attributed to the sale of previously leased EGMs to distributors in the current period.

EGM Adjusted EBITDA

EGM Adjusted EBITDA includes revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write-downs and other charges, accretion of placement fees, restructuring and severance costs, as well as other costs. See Item 1. “Financial Statements” Note 13. "Operating Segments" for further explanation of adjustments. The increase in EGM Adjusted EBITDA is attributable to the increase in revenue described above, offset by an increase in the cost of equipment sales and an increase in operating expenses. EGM Adjusted EBITDA margin was 43.4% for the nine months ended September 30, 2024 compared to 44.7% for the nine months ended September 30, 2023.

Table Products

Three Months Ended September 30, 2024 compared to Three Months Ended September 30, 2023

	Three Months Ended September 30,		$	%
(amounts in thousands, except unit data)	2024	2023	Change	Change
Table Products segment revenues:
Gaming operations	$4,178	$3,871	$307	7.9%
Equipment sales	378	516	(138)	(26.7)%
Total Table Products revenues	4,556	4,387	169	3.9%

Table Products segment expenses and adjusted expenses:
Cost of gaming operations(1)	518	504	14	2.8%
Less: Adjustments(2)	53	103	(50)	(48.5)%
Adjusted cost of gaming operations	465	401	64	16.0%

Cost of equipment sales	285	149	136	91.3%

Selling, general and administrative	1,017	981	36	3.7%
Less: Adjustments(3)	81	81	-	0.0%
Adjusted cost of selling, general and administrative	936	900	36	4.0%

Research and development	228	517	(289)	(55.9)%
Less: Adjustments(4)	15	16	(1)	(6.3)%
Adjusted cost of research and development	213	501	(288)	(57.5)%

Table Products Adjusted EBITDA	$2,657	$2,436	$221	9.1%

Table Products unit information:
Table products installed base, end of period	5,505	5,309	196	3.7%
Average monthly lease price	248	$240	$8	3.3%

(1)	Exclusive of depreciation and amortization.
(2)	Adjustments to cost of gaming operation include non-cash charges on capitalized installation and delivery.
(3)	Adjustments to selling, general and administrative expense include non-cash stock compensation expense, severance and restructuring, and other adjustments.
(4)	Adjustments to research and development costs include non-cash stock compensation expense.

Gaming Operations Revenue

The increase in Table Products gaming operations revenue is attributable to the increase of 196 Table Products installed base compared to the prior year period. Our installed base was 5,505 units in the three months ended September 30, 2024 compared to the 5,309 units in the prior year period.

Equipment Sales

The decrease in equipment sales is primarily due to the sale of fewer Pax S single-deck shufflers in the current period as compared to the prior year period, offset by an increase in sales of Dex S shufflers at lower average selling prices.

Tables Products Adjusted EBITDA

Table Products Adjusted EBITDA includes the revenues and operating expenses from the Table Products segment adjusted for depreciation, amortization, write-downs and other charges, severance and restructuring, as well as other costs. See Item 1. “Financial Statements” Note 13. "Operating Segments" for further explanation of adjustments. The increase in Table Products Adjusted EBITDA is attributable to the increase in revenue as described above and decrease in research and development related expenses.

Table Products

Nine Months Ended September 30, 2024 compared to the Nine Months Ended September 30, 2023

	Nine Months Ended September 30,		$	%
(amounts in thousands, except unit data)	2023	2023	Change	Change
Table Products segment revenues:
Gaming operations	12,337	$11,445	$892	7.8%
Equipment sales	1,334	1,432	(98)	(6.8)%
Total Table Products revenues	13,671	$12,877	794	6.2%

Table Products segment expenses and adjusted expenses:
Cost of gaming operations(1)	1,608	1,639	(31)	(1.9)%
Less: Adjustments(2)	205	299	(94)	(31.4)%
Adjusted cost of gaming operations	1,403	1,340	63	4.7%

Cost of equipment sales	534	420	114	27.1%

Selling, general and administrative	3,100	2,963	137	4.6%
Less: Adjustments(3)	285	262	23	8.8%
Adjusted cost of selling, general and administrative	2,815	2,701	114	4.2%

Research and development	1,395	1,511	(116)	(7.7)%
Less: Adjustments(4)	46	45	1	2.2%
Adjusted cost of research and development	1,349	1,466	(117)	(8.0)%

Table Products Adjusted EBITDA	$7,570	$6,950	$620	8.9%

Table Products unit information:
Table products installed base, end of period	5,505	5,309	196	3.7%
Average monthly lease price	246	$238	$8	3.4%

(1)	Exclusive of depreciation and amortization.
(2)	Adjustments to cost of gaming operation include non-cash charges on capitalized installation and delivery.
(3)	Adjustments to selling, general and administrative expense include non-cash stock compensation expense, severance and restructuring, and other adjustments.
(4)	Adjustments to research and development costs include non-cash stock compensation expense.

Gaming Operations Revenue

The increase in Table Products gaming operations revenue is attributable to the increase of 196 Table Products installed base compared to the prior year period. Our installed base was 5,505 units in the nine months ended September 30, 2024 compared to the 5,309 units in the prior year period.

Equipment Sales

The decrease in equipment sales is primarily due to the decrease in units sold of Pax S single-deck shufflers, offset by an increase in the sale of our Dex S shufflers.

Tables Products Adjusted EBITDA

Table Products Adjusted EBITDA includes the revenues and operating expenses from the Table Products segment adjusted for depreciation, amortization, write-downs and other charges, severance and restructuring, as well as other costs. See Item 1. “Financial Statements” Note 13. "Operating Segments" for further explanation of adjustments. The increase in Table Products Adjusted EBITDA is attributable to the increase in revenue as described above, the decrease in research and development related expenses, offset by the increase in operating and equipment sales expenses.

Interactive

Three Months Ended September 30, 2024 compared to Three Months Ended September 30, 2023

	Three Months Ended September 30,		$	%
(amounts in thousands)	2024	2023	Change	Change
Interactive segment revenue:
Gaming Operations	$5,942	$3,129	$2,813	89.9%
Total Interactive revenue	5,942	$3,129	2,813	89.9%

Interactive segment expenses and adjusted expenses:
Cost of gaming operations(1)	457	411	46	11.2%

Selling, general and administrative	613	452	161	35.6%
Less: Adjustments(2)	22	(223)	245	(109.9)%
Adjusted cost of selling, general and administrative	591	675	(84)	(12.4)%

Research and development	1,452	1,160	292	25.2%
Less: Adjustments(3)	31	20	11	55.0%
Adjusted cost of research and development	1,421	1,140	281	24.6%

Interactive Adjusted EBITDA	$3,473	$903	$2,570	284.6%

(1)	Exclusive of depreciation and amortization.
(2)	Adjustments to selling, general and administrative expense include non-cash stock compensation expense and severance and restructuring expenses.
(3)	Adjustments to research and development costs include non-cash stock compensation expense.

Gaming Operations Revenue

The increase in gaming operations revenue is primarily attributable to an increase in RMG revenues from our operators based in Canada and in the U.S. The RMG revenue increase is primarily due to an increase in the number of games we have live at our online casino customer sites.

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

Interactive

Nine Months Ended September 30, 2024 compared to the Nine Months Ended September 30, 2023

	Nine Months Ended September 30,		$	%
(amounts in thousands)	2024	2023	Change	Change
Interactive segment revenue:
Gaming Operations	14,905	$8,407	$6,498	77.3%
Total Interactive revenue	14,905	8,407	6,498	77.3%

Interactive segment expenses and adjusted expenses:
Cost of gaming operations(1)	1,378	1,369	9	0.7%

Selling, general and administrative	1,506	2,087	(581)	(27.8)%
Less: Adjustments(2)	(21)	(157)	136	(86.6)%
Adjusted cost of selling, general and administrative	1,527	2,244	(717)	(32.0)%

Research and development	4,212	3,242	970	29.9%
Less: Adjustments(3)	96	44	52	118.2%
Adjusted cost of research and development	4,116	3,198	918	28.7%

Interactive Adjusted EBITDA	$7,884	$1,596	$6,288	394.0%

(1)	Exclusive of depreciation and amortization.
(2)	Adjustments to selling, general and administrative expense include non-cash stock compensation expense and severance and restructuring expenses.
(3)	Adjustments to research and development costs include non-cash stock compensation expense.

Gaming Operations Revenue

The increase in gaming operations revenue is primarily attributable to an increase in RMG revenues from our operators based in Canada and in the U.S. The RMG revenue increase is primarily due to an increase in the number of games we have live at our online casino customer sites.

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

Total Adjusted EBITDA is not a presentation made in accordance with GAAP. Our use of the term total Adjusted EBITDA may vary from others in our industry. Total Adjusted EBITDA should not be considered as an alternative to operating income (loss) or net income (loss). Total Adjusted EBITDA has important limitations as an analytical tool, and you should not consider it in isolation or as a substitute for the analysis of our results as reported under GAAP.

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

The following tables reconcile net income (loss) to total Adjusted EBITDA (amounts in thousands):

Three Months Ended September 30, 2024 compared to the Three Months Ended September 30, 2023

	Three Months Ended September 30,		$	%
	2024	2023	Change	Change
Net income (loss)	$2,432	$(156)	$2,588	(1,659.0)%
Income tax expense	1,171	941	230	24.4%
Depreciation and amortization	19,877	18,896	981	5.2%
Interest expense, net of interest income and other	13,855	13,738	117	0.9%
Write-downs and other(1)	551	(11)	562	(5,109.1)%
Other adjustments(2)	1,508	1,127	381	33.8%
Other non-cash charges(3)	2,134	2,480	(346)	(14.0)%
Non-cash stock-based compensation(4)	2,197	3,096	(899)	(29.0)%
Total Adjusted EBITDA	$43,725	$40,111	$3,614	9.0%

(1)	Write-downs and other include items related to loss on disposal and impairment of long-lived assets.
(2)	Other adjustments are primarily composed of the following:
•

Costs and inventory and receivable valuation charges, professional fees incurred for projects, costs incurred related to public offerings, contract cancellation fees and other transaction costs deemed to be non-operating in nature;

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

(4)	Non-cash stock-based compensation includes non-cash compensation expense related to grants of options, restricted stock, and other equity awards.

The following tables reconcile net income to total Adjusted EBITDA (amounts in thousands):

Nine Months Ended September 30, 2024 compared to the Nine Months Ended September 30, 2023

	Nine Months Ended September 30,		$	%
	2024	2023	Change	Change
Net income	$7,217	$361	$6,856	1,899.2%
Income tax expense	1,939	236	1,703	721.6%
Depreciation and amortization	59,202	56,677	2,525	4.5%
Interest expense, net of interest income and other	40,241	40,748	(507)	(1.2)%
Loss on extinguishment of debt(1)	1,636	-	1,636	100%
Write-downs and other(2)	657	624	33	5.3%
Other adjustments(3)	5,888	1,584	4,304	271.7%
Other non-cash charges(4)	6,618	7,391	(773)	(10.5)%
Non-cash stock-based compensation(5)	6,410	8,586	(2,176)	(25.3)%
Total Adjusted EBITDA	$129,808	$116,207	$13,601	11.7%

(1)	Loss on extinguishment and modification of debt primarily relates to third party costs incurred in connection with entering into the Seventh Amendment.
(2)	Write-downs and other include items related to loss on disposal and impairment of long-lived assets.
(3)	Other adjustments are primarily composed of the following:
•

Costs and inventory and receivable valuation charges, professional fees incurred for projects, costs incurred related to public offerings, contract cancellation fees and other transaction costs deemed to be non-operating in nature;

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

As of September 30, 2024, the Company had $45.0 million in cash and cash equivalents and $40.0 million available to draw under its revolving credit facility. As of September 30, 2024, management believes that the Company has sufficient liquidity to fund its operating requirements and meet its obligations as they become due for at least the next twelve months after the condensed consolidated financial statements are issued.

Indebtedness

First Lien Credit Facilities

For a detailed description of indebtedness, see Item 1. "Financial Statements" Note 5. "Long-Term Debt."

As of September 30, 2024, there were no required financial covenants for our debt instruments.

The following table summarizes our historical cash flows (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Cash Flow Information:
Net cash provided by operating activities	$79,939	$59,755	$20,184
Net cash used in investing activities	(55,982)	(43,404)	(12,578)
Net cash used in financing activities	(29,875)	(10,418)	(19,457)
Effect of exchange rates on cash, cash equivalents and restricted cash	(97)	48	(145)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(6,015)	$5,981	$(11,996)

Operating activities

The increase in cash provided by operating activities is attributable to a $13.0 million increase provided by assets and liabilities that relate to operations, the increase is further supported by an improvement in our net income adjusted for non-cash expenses that increased by $7.2 million.

Investing activities

The increase in cash used in investing activities was primarily due to a $8.7 million increase in purchases of property and equipment, $1.0 million increase in software development and other expenditures. In the prior year, we collected $3.1 million from customer notes receivable which is not present in the current year.

Financing activities

The increase in cash used in financing activities of $19.5 million is primarily attributable to the reduction of debt principal due to the voluntary payment of $15.0 million in the current period, $4.3 million increase in repurchases of stock related to net share settling of employee equity awards, as well as an increase of $1.7 million in payments on finance leases and other obligations, offset by a $1.4 million increase in proceeds from stock option exercise.

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

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023. There were no material changes to our policies during the nine months ended September 30, 2024.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See related disclosure at Item 1. “Financial Statements” Note 1. “Description of the Business and Summary of Significant Accounting Policies” of this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PlayAGS, Inc.

Date:	November 7, 2024	By:	/s/ KIMO AKIONA
		Name:	Kimo Akiona
		Title:	Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)