Form 10-K
period 2024-12-31
PlayAGS, Inc.
filed 2025-03-06
CIK 1593548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2024

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

As of June 30, 2024, the market value of voting and non-voting common equity held by non-affiliates of the registrant was $445,653,164(1). Such aggregate market value was computed by reference to the closing price of the common stock as reporting on the New York Stock Exchange on June 30, 2024. As of March 3, 2025, there were 41,258,449 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, which could cause our actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

•	the proposed merger with Brightstar Capital Partners and the expected timing, completion, effects and potential benefits thereof;
•	our ability to effectively compete with numerous domestic and foreign businesses;
•	our ability to provide financing on favorable terms compared with our competitors;
•	our ability to adapt to and offer products that keep pace with evolving technology related to our businesses;
•	our ability to develop, enhance and/or introduce successful gaming concepts and game content, and recognize changes in player and operator preferences in participation games, which may adversely affect demand for our products;
•	changing economic conditions and other factors that adversely affect the casino and gaming industry, the play levels of our participation games, product sales and our ability to collect outstanding receivables from our customers;
•	risks associated with global pandemics or events on our business operations, financial performance, results of operations, material procurement, financial positions;
•	the effect of our substantial indebtedness on our ability to raise additional capital to fund our operations, and our ability to react to changes in the economy or our industry and make debt service payments;
•	changing regulations, new interpretations of existing laws, or delays in obtaining or maintaining required licenses or approvals, which may affect our ability to operate in existing markets or expand into new jurisdictions;
•	our history of operating losses and a significant accumulated deficit;
•	changes in the legal and regulatory scheme governing Native American gaming markets, including the ability to enforce contractual rights on Native American land, which could adversely affect revenues;
•	our ability to realize satisfactory returns on money lent to new and existing customers to develop or expand gaming facilities or to acquire gaming routes;
•	failures in our systems or information technology, which could disrupt our business and adversely impact our results;
•	slow growth in the development of new gaming jurisdictions or the number of new casinos, declines in the rate of replacement of existing gaming machines, and ownership changes and consolidation in the casino industry;
•	legislation in states and other jurisdictions which may amend or repeal existing gaming legislation;
•	intellectual property rights of others, which may prevent us from developing new products and services, entering new markets, or may expose us to liability or costly litigation;
•	our ability to complete future acquisitions and integrate those businesses successfully;
•	our dependence on the security and integrity of our systems and products;
•	the effect of natural events in the locations in which we or our customers, suppliers or regulators operate;
•	failure of our suppliers and contract manufacturers to meet our performance and quality standards or requirements could result in additional costs or loss of customers;
•	risks related to operations in foreign countries and outside of traditional U.S. jurisdictions;
•	foreign currency exchange rate fluctuations;
•	quarterly fluctuation of our business;
•	risks associated with, or arising out of, environmental, health and safety laws and regulations;
•	product defects which could damage our reputation and our results of operations;
•	changes to the Class II regulatory scheme;
•	state compacts with our existing Native American tribal customers, which may reduce demand for our Class II game and make it difficult to compete against larger companies in the tribal Class III market;
•	decreases in our revenue share percentage in our participation agreements with Native American tribal customers;
•	adverse local economic, regulatory or licensing changes in Oklahoma, in which a significant portion of our revenue has been derived, or material decreases in our revenue with our largest customers;
•	dependence on the protection of our intellectual property and proprietary information and our ability to license intellectual property from third parties;
•	failure to attract, retain and motivate key employees;
•	certain restrictive open source licenses requiring us to make the source code of some of our products available to third parties and potentially granting third parties certain rights to the software;
•	reliance on hardware, software and games licensed from third parties, and on technology provided by third-party vendors;
•	dependence on our relationships with service providers;
•	maintaining effective internal controls over financial reporting;
•	our ability to maintain current customers on favorable terms;
•	our ability to enter new markets and potential new markets;
•	our ability to capitalize on the expansion of internet or other forms of interactive gaming or other trends and changes in the gaming industries;
•	changes in tax regulation and results of tax audits, which could affect results of operations;
•	our ability to generate sufficient cash to serve all of our indebtedness in the future; and
•	the other factors discussed under Item 1A. “Risk Factors.”

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

SUMMARY OF RISK FACTORS

The following is the summary of the risks factor disclosures. Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully below and include, but are not limited to, risks related to:

Risks Related to the Proposed Merger

•	The announcement and pendency of our agreement to be acquired by Brightstar Capital Partners may have an adverse effect on our business, operating results and our stock price, and may result in the loss of employees, customers, suppliers, and other business partners.
•	While the Merger is pending, we are subject to contractual restrictions that could harm our business, operating results and our stock price.
•	The failure to complete the Merger may adversely affect our business and our stock price.
•	The Merger Agreement with Brightstar Capital Partners limits our ability to pursue alternative transactions which could deter a third party from proposing an alternative transaction.

Risks Related to Our Business and Industry

•	We operate in highly competitive industries and our success depends on our ability to effectively compete with numerous domestic and foreign businesses.
•	Our success is dependent upon our ability to adapt to and offer products that keep pace with evolving technology related to our businesses.
•	Our success depends in part on our ability to develop, enhance and/or introduce successful gaming concepts and game content. Demand for our products and the level of play of our products could be adversely affected by changes in player and operator preferences
•	The intellectual property rights of others may prevent us from developing new products and services, entering new markets or may expose us to liability or costly litigation and such litigation could have a material adverse effect on the results of our business or intellectual property.
•	Our business depends on the protection of our intellectual property and proprietary information and on our ability to license intellectual property from third parties.
•	Our business is vulnerable to changing economic conditions and to other factors that adversely affect the casino industry, which have negatively impacted and could continue to negatively impact the play levels of our participation games, our product sales and our ability to collect outstanding receivables from our customers.
•	The global COVID-19 pandemic had a significant adverse impact and in the future similar events could have a material adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of the customers and suppliers in the gaming industry that we serve. We are unable to predict the extent to which pandemics and related impacts will adversely impact our business operations, ability to procure materials, financial performance, results of operations and the achievement of our business objectives.
•	We may not successfully enter new markets and potential new markets may not develop quickly or at all.
•	We may not be able to capitalize on the expansion of internet or other forms of interactive gaming or other trends and changes in the gaming industries, including due to laws and regulations governing these industries.
•	Our ability to operate in our existing markets or expand into new jurisdictions could be adversely affected by changing regulations, new interpretations of existing laws, and difficulties or delays in obtaining or maintaining required licenses or approvals.
•	Smoking bans in casinos may reduce player traffic and affect our revenues.
•	We may not realize satisfactory returns on money lent to new and existing customers to develop or expand gaming facilities or to acquire gaming routes.
•	We derive a significant portion of our revenue from Native American tribal customers, and our ability to effectively operate in Native American gaming markets is vulnerable to legal and regulatory uncertainties, including the ability to enforce contractual rights on Native American land.
•	We rely on information technology and other systems and any failures in our systems could disrupt our business and adversely impact our results.
•	Due to the ever-changing threat landscape, our operations and services may be subject to certain risks, including hacking or other unauthorized access to control or view systems.
•	Our business is dependent on the security and integrity of the systems and products we offer.
•	Slow growth in the development of new gaming jurisdictions or the number of new casinos, declines in the rate of replacement of existing EGMs and ownership changes and consolidation in the casino industry could limit or reduce our future prospects.
•	The results of our operations could be affected by natural events in the locations in which we or our customers, suppliers or regulators operate.
•	We are dependent on our suppliers and contract manufacturers and any failure of these parties to meet our performance and quality standards or requirements could cause us to incur additional costs or lose customers.
•	The risks related to operations in foreign countries and outside of traditional U.S. jurisdictions could negatively affect our results.
•	Foreign currency exchange rate fluctuations and other risks could impact our business.
•	Our business is subject to quarterly fluctuations.
•	We could face risks associated with, or arising out of, environmental, health and safety laws and regulations.
•	If our products contain defects, we may be liable for product defects or other claims, our reputation could be harmed and our results of operations adversely affected.
•	Our revenues are vulnerable to the impact of changes to the Class II regulatory scheme.
•	State compacts with our existing Native American tribal customers to allow Class III gaming could reduce demand for our Class II games and our entry into the Class III market may be difficult as we compete against larger companies in the tribal Class III market.
•	The participation share rates for gaming revenue we receive pursuant to our participation agreements with our Native American tribal customers may decrease in the future.
•	We generate a substantial amount of our total revenue in one state.
•	Certain contracts with our customers are on a month-to-month basis, and if we are unable to maintain our current customers on terms that are favorable to us, our business, financial condition, or results of operations may detrimentally suffer.
•	Some of our products contain open source software which may be subject to restrictive open source licenses, requiring us to make our source code available to third parties and potentially granting third parties certain rights to the software.
•	We rely on hardware, software and games licensed from third parties, and on technology provided by third-party vendors, the loss of which could materially and adversely affect our business, increase our costs and delay deployment or suspend development of our EGMs, games and systems.
•	Continued operation and our ability to service several of our installed EGMs depend upon our relationships with service providers, and changes in those relationships could negatively impact our business.
•	We have a history of operating losses and a significant accumulated deficit, and we may not achieve or maintain profitability in the future.
•	Our inability to complete future acquisitions and integrate those businesses successfully could limit our future growth.
•	Failure to attract, retain and motivate key employees may adversely affect our ability to compete.
•	Changes in tax regulation and results of tax audits could affect results of operations of our business.
•	If we are not able to maintain adequate internal control over our financial reporting, it could adversely affect our reputation and business.

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

PART I

ITEM 1. BUSINESS.

Unless the context indicates otherwise, or unless specifically stated otherwise, references to the “Company,” “PlayAGS,” “AGS,” “we,” “our” and “us” refer to PlayAGS, Inc. and its consolidated subsidiaries.

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

We are a leading designer and supplier of EGMs and other products and services for the gaming industry. Since 2014, we have expanded our product line-up to include: (i) Class III EGMs for commercial and Native American casinos permitted to operate Class III EGMs, (ii) EGMs that use the results of historical horse races ("HHR") in their game math, which are allowed in several niche markets and raceways, (iii) table game products and (iv) interactive products, all of which we believe provide us with growth opportunities as we expand in markets where we currently have limited or no presence. For the year ended December 31, 2024, approximately 64% of our total revenue was generated through recurring contracted lease agreements whereby we place EGMs and table game products at our customers’ gaming facilities under either a revenue sharing agreement (we receive a percentage of the revenues that these products generate) or fee-per-day agreement (we receive a daily or monthly fixed fee per EGM or table game product), or recurring revenue from our Interactive gaming operations. We operate our business in three distinct segments: EGMs, Table Products and Interactive. Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line.

Our Operations

We provide customers with EGMs, table products, ancillary table product equipment, systems software, computer hardware, signage and other equipment for operation within their gaming facilities. In return, we receive either cash for sold items, or a share of the revenue generated by these products and systems, either as a flat monthly fee or a daily fee. The determination of whether our agreement results in a revenue share, monthly fee, or daily fee arrangement is generally governed by local gaming jurisdictions. For our revenue share arrangements on EGM products, we have historically shared between 15% and 20% of the revenues generated by the EGMs. Under our agreements for EGMs, we participate in selecting the mix of titles, maintain and service the equipment and oversee certain promotional efforts. When sold, we offer the majority of our products with an optional parts and service contract. For Table Products we typically license table games and lease related equipment for which we receive monthly royalty and lease payments. We also lease and sell roulette and baccarat signs as well as a single deck card shuffler for poker tables, Dex S, and our new second shuffler, the Pax S single-deck shuffler. Our Interactive segment generates revenues from (1) real-money gaming (“RMG”) revenues, which are earned primarily based on a percentage of the revenue produced by the games we offer to our online casino customers, (2) business-to-customer ("B2C") social products where consumers purchase virtual coins used to play social casino games and (3) business-to-business ("B2B") social products where we obtain a percentage of monthly revenue generated by the white label casino applications ("apps") that we build and operate for our customers. In support of our business and operations, we employ professional staff including field service technicians, production, sales, account management, marketing, technology and game development, licensing and compliance and finance.

Our corporate headquarters are located in Las Vegas, Nevada, which serves as the primary location for the executive management and administrative functions such as finance, legal, human resources, licensing and compliance. Our licensing and compliance division oversees the application and renewal of our corporate gaming licenses and findings of suitability for key officers and directors. Our product compliance and jurisdictional engineering division located in Atlanta, Georgia oversees certification of our gaming equipment and systems for specific jurisdictions as well as coordinating gaming equipment and software shipping and on-site and remote service of our equipment with gaming authorities.

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

Products

   We provide our casino customers with HHR, Class II and Class III EGMs for the tribal and commercial gaming markets, as well as more than 70 unique table products offerings, ancillary table products equipment, systems software, computer hardware, signage, and other equipment for operation within gaming facilities such as our newly introduced card shufflers. In our Interactive segment, we offer a library of games for online casino operators, a library of casino-themed social and mobile games, and B2B social casino solutions available to land-based casino customers.

EGM Segment

EGMs constitute our largest segment, representing 90% of our revenue for the year ended December 31, 2024. In 2024, we had a library of over 550 proprietary game titles that we offer for delivery on our EGM cabinets. These include our premium lease-only cabinets Orion Starwall, Orion Curve Premium, Orion Rise, Big Red, Spectra UR43 Premium, and the recent additions of Spectra SL49+ Premium and Spectra SL75+ with Premium Content. Our core cabinets that are available for sale and lease include Spectra UR49C, Spectra UR43, Orion Portrait, Orion Slant, Orion Curve, Orion Upright, ICON, and the recent additions of Spectra SL49+ and Spectra SL75+ with Core Content. In 2024, we released our first three-reel stepper Revel, entering AGS into the mechanical reel category. In addition to providing complete EGM units, we offer conversion kits, which are essentially software containing new games that allow existing game titles to be converted to other game titles offered within that operating platform and on an existing cabinet.

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

Our core game titles are targeted at maintaining and growing our current installed base and we believe that it is the performance of these game titles that our customers value. Our top-performing game titles include Triple Coin Treasures, Rakin' Bacon!, and a version used only on our premium games called Rakin' Bacon! Deluxe. In addition to these titles, we have hundreds of additional titles that are designed to provide a universal appeal to casino patrons. Our game studios are focused on continually producing new content that is then released to the market on a regular basis.

Premium – Lease-Only Cabinets

Spectra SL49+ Premium – Launched at the 2024 Global Gaming Expo, Spectra SL49+ Premium was introduced in both core and premium offerings. The Spectra SL49+ Premium cabinet enhances the design of the Spectra portfolio with a sleek design, incorporating a fully integrated slant base and a seamless integration of the 49 inch curve monitor with a topper, for a floor-to-ceiling presentation. All Spectra SL49+ Premium packages incorporate a two-tier overhead sign package, either in carousel or linear configurations. State-of-the-art LED wedges and thematic lighting draw special attention to these banks, setting them apart from the competition on casino floors.

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

Big Red – Big Red is a premium cabinet focused on simple, classic spinning-reel gameplay. At 8’ tall and 8’ wide, its massive size and bright red color commands attention on the casino floor and creates a community-style gaming experience. Currently available with our top-performing game title Colossal Diamonds, Big Red is engineered for both Class II and Class III jurisdictions.

Our Premium titles, offered on our lease-only cabinets, include an assortment of compelling features that maximize the capabilities of the hardware. Our Premium titles include unique and niche titles that provide a distinctive player experience and are targeted at increasing floor space in both existing and new jurisdictions.

Core - For Sale and Lease Cabinets

Spectra SL75+ with Core Content – Launched at the 2024 Global Gaming Expo, Spectra SL75+ was introduced as a commercially flexible product to compete in the premium segment with the option to buy with core game content or lease with premium and core content. The Spectra SL75+ towers at an impressive 10 foot 10 inches and is bankable in several configurations with LED merchandising and thematic lighting packages. With premium banks that can be linked to the Spectra SL49+ Premium product, the Spectra SL75+ creates a monolithic addition to operator floors, sure to draw players to the brightly lit experience with bench seating for two players.

Spectra SL49+ – Launched at the 2024 Global Gaming Expo, Spectra SL49+ was introduced in both core and premium offerings. The Spectra SL49+ cabinet enhances the design of the Spectra portfolio with a sleek design, incorporating a fully integrated slant base and a seamless integration of the 49 inch curve monitor with a topper, for a floor-to-ceiling presentation. All Spectra SL49+ core packages incorporate LED merchandise wedge and end cap kits, either in carousel or linear configurations. State-of-the-art LED wedges and thematic lighting draw special attention to these banks, setting them apart from the competition on casino floors.

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

Spectra UR43 – The Spectra UR43 presents a 43-inch ultra HD 4k portrait monitor outlined with clean game-controlled eclipse lighting. This cabinet is an evolution of the Orion Portrait cabinet and leads as the first cabinet in a new generation of cabinets available in Class II, Class III, and historical horse racing markets. It has a new, simple back design that provides for easy setup and connectivity for fast service.

Orion Portrait – The Orion Portrait is the flagship of the Orion cabinet family. Full-color LED lights surround the Orion Portrait’s 42-inch HD LCD touchscreen monitor, capable of changing colors and patterns on each machine or across entire banks of machines in a manner that corresponds to each feature within the game.

Orion Slant – The Orion Slant features the same distinctive U-shaped lighting as the Orion Portrait. The Orion Slant features dual LCD HD monitors, and the latest HD audio for a cinematic surround-sound experience and introduces the Orion design language in the previously untapped slant dual-screen cabinet market segment.

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

Orion Upright – In 2019, we launched the Orion Upright, which provides us with a third dual-screen option, a form factor widely represented on casino floors. This new core cabinet features dual 27 inch displays, a 21.5 inch LCD topper, and the Orion's signature U-shaped lighting design featuring 420 game-synchronized full color LED lights. Sharing many titles from our ICON and Orion Slant game library, the Orion Upright provides our customers more flexibility to choose the best dual-screen form factor suited to their casino and access to a wide library of themes in both Class II and Class III markets.

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

Table Products Segment

We offer our customers more than 70 unique table products, including live felt table games, side bets, progressives, card shufflers, signage, and other ancillary table game equipment. Our table products are designed to enhance the table games section of the casino floor (commonly known as “the pit”). Our table products segment offers a full suite of side bets and specialty table games as well as progressive technology products that provide this enhancement and increase gaming activity and hold percentages for our casino customers. We believe that this segment will serve as an important growth engine for our company by generating further cross-selling opportunities with our EGM offerings. As of December 31, 2024, we had placed 5,619 table products domestically and internationally. Based on the number of products placed, we believe we are presently a leading supplier of table products to the gaming industry.

Progressives

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

Side Bets

Our top-performing side-bet games include Buster Blackjack, Lucky Lucky, In-Bet, Push Your Luck, and Trifecta Blackjack. These side bets provide additional excitement for existing table games and encourage players to wager more money, thus creating more revenue for our casino customers.

Premium Specialty Table Games

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

Shufflers and Utility

One of the newer areas of our Table Products segment consists of ancillary equipment offerings to table games, such as card shufflers, table signage, and our ACOT chip tray, which provide casino operators a greater variety of choice in the marketplace. This product segment includes baccarat signage, animated roulette readerboards, and our high performance single-card shufflers, Dex S for poker tables and the PAX S for specialty tables. These shufflers feature a streamlined design with fewer moving parts, making them exceptionally functional, economical, and reliable, and they easily fit into existing table cutouts so casino operators can seamlessly install without changing their current layouts or replacing any tables. We believe that the table equipment area of our business holds many opportunities for growth, as the technology currently installed in the signage and readerboard areas are in a replacement cycle.

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

AGS also offers Business-to-Consumer (“B2C”) free-to-play social casino apps that players across the globe can enjoy anytime online or on their mobile devices. Our most popular app, Lucky Play Casino, offers mobile players all the thrills of Las Vegas casinos.

Other Segment Information

Customers and marketing. We market our products to casinos and other legal gaming establishments around the world with our domestic and international sales force and several domestic and international distributors and/or representatives. We believe the quality and breadth of our customer base is a strong testament to the effectiveness and performance of our product offerings, technological innovation, and customer service. Our customer base includes leading casino operators in leading established gaming markets such as the United States, Canada, and Latin America. Our customers include large tribal customers like the Chickasaw Nation and well-known corporate customers such as MGM Resorts International, Caesars Entertainment, as well as many other commercial and tribal casinos.

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

Product supply. We obtain most of the parts for our products from outside suppliers, including both off-the-shelf items as well as components manufactured to our specifications. We also manufacture parts in-house that are used for product assembly and for servicing existing products. We generally perform warehousing, quality control, final assembly and shipping from our facilities in Atlanta, Georgia, Mexico City, Mexico and Oklahoma City, Oklahoma, although small inventories are maintained and repairs are performed by our field service employees. We believe that our sources of supply for components and raw materials are adequate and that alternative sources of materials are available. These sources may be affected by adverse global factors.

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

Within the Native American tribal market, we provide both Class II and Class III games that generate approximately 58% of our EGM segment revenue. We also serve customers in commercial, video lottery terminal, charity bingo and route-based markets.

For the year ended December 31, 2024, we derived approximately 90% of our total revenue from our EGM segment, 5% from our Table Products segment, and 5% from our Interactive segment.

Oklahoma is our largest market and our gaming products in the state accounted for approximately 18% of our total revenue for the year ended December 31, 2024. We also lease our EGMs and to a lesser extent table products, to local casinos and slot halls in Mexico which generated approximately 5% of our total revenue in the year ended December 31, 2024.

For the year ended December 31, 2024, we did not receive more than 10% of our total revenue from any one customer.

Customer Contracts

We derive the majority of our gaming revenues from lease agreements, whereby we place EGMs and systems, along with our proprietary and other licensed game content, at a customer’s facility in return for either a share of the revenues that these EGMs and systems generate or a daily fee. For licensed table products and related equipment, we typically receive monthly royalty and lease payments. We measure the performance of our domestic installed base of participation EGMs on the net win per day per machine, often referred to as the win per day. Under our participation agreements, we earn a percentage of the win per day of our domestic installed base of participation EGMs.

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

We generally make efforts to obtain waivers of sovereign immunity in our contracts with Native American customers. However, we do not always obtain these provisions and when we do, they can be limited in scope. There is no guarantee that we will continue or improve our ability to get this term in future contracts. While we have not had any negative experience with contract enforceability vis-à-vis our Native American customers, we are cognizant of recent cases involving other parties dealing with waivers of sovereign immunity. Those cases put into question how sovereign immunity may be viewed by courts in the future. In the event that we enter into contracts with Native American customers in the future that do not contain a waiver of sovereign immunity, such contracts may be practically unenforceable.

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

For our Interactive segment, we enter into agreements whereby revenues are generated from (1) real-money gaming (“RMG”) revenues, which are earned primarily based on a percentage of the revenue produced by the games we offer to our online casino customers, (2) business-to-customer ("B2C") social products where consumers purchase virtual coins used to play social casino games and (3) business-to-business ("B2B") social products where we obtain a percentage of monthly revenue generated by the white label casino apps that we build and operate for our customers.

Research and Development

We conduct research and development through an internal team to develop new gaming systems and gaming content. Research and development costs consist primarily of salaries and benefits, travel and expenses and other professional services. As of December 31, 2024, we employ 329 game developers, software and system programmers, project managers and other development and administrative staff that oversee internal game development efforts and manage third party relationships. The technology and game development division for the EGM segment operates primarily out of our Duluth and Atlanta, Georgia; Austin, Texas; Reno, Nevada; Scottsdale, Arizona and Sydney, Australia locations with independent contractors also assisting in India. Our studio in Las Vegas, Nevada primarily supports our Table Products segment. We also have development and support teams for our Interactive segment in Tel Aviv, Israel. Additionally, we hire independent contractors in India and Ukraine to support the online operations of AGS iGaming. The Company does not have customer-sponsored research and development costs.

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

Human Capital Management

AGS is a global company with offices and employees in Australia, Canada, Israel, Brazil, Mexico, the United Kingdom and the United States. As of December 31, 2024, we had 674 full-time employees in the United States, 144 full-time employees in Mexico, 73 full-time employees in Australia, 7 full-time employees in Israel, 6 full-time employees in the United Kingdom, 10 full-time employees in Canada, and 2 full-time employees in Brazil.

The Company believes that our employees are a strategic business advantage and as such, we place a high value on delivering a positive employee experience and an engaging employee culture that enables us to attract, retain, and reward our employees.

Employee Culture

The Company’s employee-focused culture provides greater job satisfaction, collaboration, work performance, and employee morale, which in turn results in empowered and productive employees. This has been recognized by the Company’s receipt of various employee engagement awards based on employee feedback through confidential surveys and reviews, such as the prestigious ‘Best and Brightest Companies to Work For in the Nation®’ (every year from 2017 to 2024); ‘Atlanta’s Best and Brightest Companies to Work For®’ (every year from 2017 to 2024); Glassdoor’s ‘Best Places to Work’ in 2020; and recognition in the ‘Nevada Top Workplaces’ and ‘Atlanta Top Workplaces’ in 2020. Concurrently, AGS has been named to the Las Vegas Review-Journal and Business Press, The Atlanta-Journal Constitution, and The Oklahoman’s prestigious 2024 Top Workplaces lists. These awards recognize AGS’ dedication to creating a workplace that ensures a healthy organizational culture, employee well-being, and long-term success. In addition to these prestigious regional accolades, AGS has also received the 2024 Top Workplaces Culture Excellence Awards across its U.S. locations for Innovation, Work-Life Flexibility, Compensation & Benefits, Leadership, and Purpose & Values.

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

AGS prioritizes employee communication through regular town halls delivered by our CEO and other executives; frequent email communications; a web-based internal communications platform called myAGS to share pertinent documents and Company information, encourage employee engagement, and provide focused resource groups; SharePoint site with easily accessible Company information; the Company-wide use of Microsoft Teams for meetings, virtual events, documents and information sharing, and chat; and a dedicated group of employees called Culture Crew who plan and execute employee engagement, appreciation and community service events.

Diversity, Equity and Inclusion

The diversity of ideas, perspectives, skills, knowledge, and cultures across the Company facilitates innovation is a key competitive advantage, which we believe is one of our strengths. We are committed to continuing to make diversity, equity, and inclusion part of everything we do – including providing a workforce that creates a sense of belonging and opportunities for everyone.

At AGS, our diverse workforce is why we continue to win awards for our employee culture and our innovation. As of December 31, 2024, approximately 24% of the Company’s global workforce was female, which is consistent with current trends in our industry, and 22% of the Company’s employees in managerial roles were female. As of December 31, 2024, minorities represented approximately 47% of the Company’s global workforce, of which 33% of our global employees in managerial roles were minorities. Within the Company’s C-Suite, which comprises our senior executive team, 29% of our leaders were women and 67% were minorities. In addition, there are two women who serve on our Board of Directors comprising more than 30% of our Board. Annually, AGS participates in the ‘Best and Brightest Companies to Work For’ and ‘Top Places to Work’ programs which conduct anonymous employee questionnaires and benchmark the Company’s human resource practices compared to other companies in the region and across the nation. In 2024, U.S. employees rated AGS 96.9% in the ‘Best and Brightest places to Work For’ Diversity, Equity and Inclusion category, 5.8% higher than the national average.

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

Notwithstanding the 5% ownership threshold, gaming authorities have broad discretion and each person who acquires, directly or indirectly, beneficial ownership of any voting security or beneficial or record ownership of any nonvoting security or any debt security of ours may be required to be found suitable if a gaming authority has reason to believe that such person’s acquisition of that ownership would otherwise be inconsistent with the declared policy of the jurisdiction.

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

Native American Gaming Regulation

Gaming on Native American lands is governed by federal law, tribal-state compacts, and tribal gaming regulations. Federally, gaming on Native American lands is subject to IGRA, which is administered by the National Indian Gaming Commission (“NIGC”). Under IGRA, gaming activities conducted by federally recognized Native American tribes are segmented into three classes: Class I, Class II, and Class III.

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

The Merger with Brightstar Capital Partners is subject to a number of conditions, including, among other things, (i) absence of any legal requirement, order or injunction enjoining or otherwise prohibiting the consummation of the Merger; and (ii) receipt of certain gaming regulatory approvals and gaming licenses. There can be no assurance that these conditions to the completion of the Merger will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all. If the Merger is not completed, we may be subject to negative publicity or be negatively perceived by the investment or business communities and our stock price could fall to the extent that our current stock price reflects an assumption that the Merger will be completed. Furthermore, if the Merger is not completed, we may suffer other consequences that could adversely affect our business and results of our operations.

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

Demand for our products and services depends largely upon favorable conditions in the casino industry, which is highly sensitive to casino patrons’ disposable incomes and gaming activities. Discretionary spending on entertainment activities could further decline for reasons beyond our control, such as natural disasters, acts of war, terrorism, transportation disruptions, tariffs, adverse health crises such as global pandemics, or the results of adverse weather conditions. Additionally, disposable income available for discretionary spending may be reduced by higher housing, energy, interest, or other costs, or where the actual or perceived wealth of customers has decreased because of circumstances such as lower residential real estate values, increased foreclosure rates, inflation, increased tax rates, or other economic disruptions. Consumer spending may also be affected by higher rates of inflation or a prolonged period of moderate inflation, in the United States or globally. Any prolonged or significant decrease in consumer spending on entertainment activities could result in reduced play levels on our participation games, causing our cash flows and revenues from a large share of our recurring revenue products to decline.

We have incurred, and may continue to incur, additional provisions for bad debt related to credit concerns on certain receivables.

The global COVID-19 pandemic had a significant adverse impact and in the future, similar events could have a material adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of the customers and suppliers in the gaming industry that we serve. We are unable to predict the extent to which pandemics and related impacts will adversely impact our business operations, ability to procure materials, financial performance, results of operations, financial position and the achievement of our business objectives.

The COVID-19 pandemic negatively impacted the global economy, with particular impact to the gaming industry, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in the financial markets, and increased unemployment levels. In addition, the pandemic resulted in temporary closures of many businesses, including those of our casino customers in 2020, and resulted in the institution of physical distancing and sheltering in place requirements in many states and communities. Incidents like this may adversely affect our revenue and profitability. Furthermore, the pandemic impaired and similar events could impair our ability to maintain sufficient liquidity, particularly if casinos and other gaming businesses close again or physical distancing and other protective measures prevent them from opening at full capacity, the impact on the global economy worsens and further impacts the disposable income available to our casino customers’ patrons, or customers continue to delay making payments to us under existing obligations. Furthermore, because of changing economic and market conditions affecting the gaming industry, our ability to achieve our business objectives has been impacted and may be impacted in the future. Our business operations may be disrupted because our workforce may be subject to illness, quarantines, government actions, and other restrictions imposed in connection with a pandemic. In such situations we may need to seek additional debt or equity financing or, if needed and to the extent available, financing under federal programs. The extent to which future disruptive pandemics will further impact our business, results of operations, and financial condition, as well as our capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

Future pandemics may also exacerbate the risks disclosed in our Annual Report, including, but not limited to: our ability to comply with the terms of our indebtedness, our ability to generate revenues, earn profits and maintain adequate liquidity, our ability to service existing and attract new customers, maintain our overall competitiveness in the market, the potential for significant fluctuations in demand for our services, overall trends in the gaming industry impacting our business, as well as potential volatility in our stock price.

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

We occasionally enter into agreements to provide financing for construction, expansion, or remodeling of gaming facilities, primarily in the state of Oklahoma, and have entered into agreements in other jurisdictions to provide loans and advances to route operators to acquire location contracts and fund working capital. Under these agreements, we secure long-term contracts for game placements under either a revenue share or daily fee basis in exchange for the loans and advances. We may not, however, realize the anticipated benefits of any of these strategic relationships or financings as our success in these ventures is dependent upon the timely completion of the gaming facility, the placement of our EGMs, and a favorable regulatory environment.

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

The manufacturing, assembling and designing of our EGMs depends upon a continuous supply of raw materials and components, such as source cabinets, which we currently source primarily from a limited number of suppliers, some of whom are domiciled in various parts of the world. Our operating results could be adversely affected by an interruption or cessation in the supply of these items or a serious quality assurance lapse, including as a result of the insolvency of any of our key suppliers. Our suppliers may be affected by world events, health crises and pandemics, other factors that are out of their control and that therefore affect the products or their ability to fulfill our product requirements. We may be unable to find adequate replacements for our suppliers within a reasonable time frame, on favorable commercial terms or at all. Further, manufacturing costs may unexpectedly increase due to tariffs or other factors and we may not be able to successfully recover any or all of such cost increases. Any additional price increases could decrease the sales or leasing of our products, could increase our operating costs and those of our customers, and could have a material adverse effect on the results of our operations.

The risks related to operations in foreign countries and outside of traditional United States jurisdictions could negatively affect our results.

We operate in jurisdictions outside of the United States, principally in Mexico, Canada, and on tribal lands of Native American tribes as well as RMG online operations in the United Kingdom and Europe. In addition to these locations, we have employees and contractors in Australia, Brazil, Ukraine, India, and Israel. The developments noted below, among others, could adversely affect our financial condition and results of operations:

•	social, political or economic instability;
•	additional costs of compliance with international laws or unexpected changes in regulatory requirements;
•	tariffs and other trade barriers including shipping and importation stoppages;
•	fluctuations in foreign exchange rates outside the United States;
•	adverse changes in the creditworthiness of parties with whom we have significant receivables;
•	expropriation, nationalization and restrictions on repatriation of funds or assets;
•	difficulty protecting our intellectual property;
•	recessions in foreign economies;
•	difficulties in maintaining foreign operations;
•	changes in consumer tastes and trends;
•	risks associated with compliance with anti-corruption laws;
•	acts of war or terrorism; and
•	United States government requirements for export.

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

The invasion of Ukraine by Russian troops and the retaliatory measures taken by the United States, NATO and other countries as well as the conflicts in the Middle East have created global security concerns and economic uncertainty that could have a lasting impact on regional and global economies. We have approximately 35 contractors located in the Ukrainian region and 7 employees in Israel. These contractors and employees work in our interactive business and provide services that assist in the operations of our remote gaming servers used for RMG, development services and operations of our social casino revenues. While these contractors and employees perform their services remotely, given the tensions and uncertainty in these regions, they are likely to experience delays in performing such services and may be unable to perform such services altogether. Moreover, our interactive business is likely to experience service disruptions or delays as a result of the conflict. We do not source products from these regions, nor do we have essential equipment in Ukraine or Israel. We are also taking action to mitigate any impacts of any disruptions caused by the conflicts, which include diverting service and support resources outside of the affected regions.

The Company supplies certain equipment pursuant to the North American Free Trade Agreement or NAFTA (now known as the U.S.-Mexico-Canada Agreement or USMCA) and may be subject to audits, assessments, and penalties for non-compliance. While the Company maintains records to support such inquiries and confirm its compliance, the Company cannot be certain that it will not face costs and penalties for non-compliance which may be material to the Company. See Item 15. “Exhibits and Financial Statement Schedules” Note 12. "Commitments and Contingencies" for a description of a current NAFTA compliance assessment that has been filed against us and is not yet resolved. Additionally, the Company's ability to import finished goods and raw materials into Mexico may be affected by changes in local regulations and government policies regarding such importations.

Foreign currency exchange rate fluctuations and other risks could impact our business.

For the year ended December 31, 2024, we derived approximately 13% of our revenue from customers outside of the United States. Our consolidated financial results are affected by foreign currency exchange rate fluctuations. Foreign currency exchange rate exposures arise from current transactions and anticipated transactions denominated in currencies other than U.S. dollars and from the translation of foreign currency denominated balance sheet accounts into U.S. dollar-denominated balance sheet accounts. We are exposed to currency exchange rate fluctuations because portions of our revenue and expenses are denominated in currencies other than the U.S. dollar, particularly the Mexican peso. If a foreign currency is devalued in a jurisdiction in which we are paid in such currency, we may require our customers to pay higher amounts for our products, which they may be unable or unwilling to pay.

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

To the extent our ESG practices do not meet, or are viewed as not meeting, evolving investor or other stakeholder expectations, then our reputation, our ability to attract or retain employees and our attractiveness as a gaming supplier, business partner or acquiror could be negatively impacted. Our failure, or perceived failure, to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could have similar negative impacts and expose us to government enforcement actions and private litigation.

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

For the year ended December 31, 2024, approximately 18% of our total revenue was derived from the state of Oklahoma. The significant concentration of our revenue in Oklahoma means that local economic, regulatory and licensing changes in the state may adversely affect our business disproportionately to changes in national economic conditions, including adverse economic declines or slower economic recovery from prior declines. While we continue to seek to diversify the markets in which we operate, changes to our business, operations, game performance and customer relationships in the state, due to changing gaming regulations or licensing requirements, higher taxes, increased competition, declines in market revenue share percentages or otherwise, could have a material and adverse effect on or financial condition and results of operations. In addition, changes in our relationship with our largest customers, including any disagreements or disputes, a decrease in revenue share, removal of EGMs or non-renewal of contracts, could have a material and adverse effect on our financial condition and results of operations.

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

We operate many EGMs that utilize third-party software for which we do not own or control the underlying software code. Further, we enter into arrangements with third-party vendors, from time to time, for the provision of services related to development and operation of our products. Consequently, our operations, growth prospects and future revenues could be dependent on our continued relationships with third-party vendors. While we have historically maintained good relationships with third-party vendors, our business would suffer if we are unable to continue these relationships in the future. Our third-party vendors may have economic or business interests or goals that are inconsistent with our interests and goals, take actions contrary to our objectives or policies, undergo a change of control, experience financial and other difficulties or be unable or unwilling to fulfill their obligations under our arrangements. The failure to avoid or mitigate the risks described above or other risks associated with such arrangements could have a material adverse effect on our results of operations.

We have a history of net losses and a significant accumulated deficit, and we may not maintain profitability in the future.

As of December 31, 2024, we had an accumulated deficit of approximately $306.4 million, as a result of historical net losses. These losses have resulted principally from depreciation and amortization, interest, research and development, sales and marketing and administrative expenses. We also expect our costs to increase in future periods. For example, we intend to expend significant funds to expand our sales and marketing operations, develop new products, expand into new markets, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of other reasons, including the other risks described in this Annual Report on Form 10-K, and unforeseen expenses, difficulties, complications and delays, and other unknown events. While we believe our growth strategy will help us sustain profitability, there can be no guarantee. If we are unable to sustain profitability, our stock price may significantly decrease.

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

Risks Related to Our Capital Structure

Our indebtedness could adversely affect our ability to raise additional capital or to fund our operations, expose us to interest rate risk to the extent of our variable rate debt, limit our ability to react to changes in the economy, and prevent us from making debt service payments.

As of December 31, 2024, we had $547.2 million aggregate principal amount of outstanding indebtedness, in addition to $40.0 million available for borrowing under the revolving credit facility at that date. For the year ended December 31, 2024, we had debt service costs of $71.5 million which includes the voluntary principal repayment of $15.0 million, as described in Item 15. “Exhibits and Financial Statement Schedules” Note 5. "Long-Term Debt."

Our indebtedness could have important consequences for us, including, but not limited to, the following:

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

In addition, our senior secured credit agreement contains restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all our indebtedness.

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

We cannot assure you that our business will generate cash flow from operations, or that we will be able to draw under the revolving credit facility or otherwise, in an amount sufficient to fund our liquidity needs, including the payment of principal and interest on our debt. If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, could have a material adverse effect on our business, results of operations, and financial condition, and could negatively impact our ability to satisfy our debt obligations. See a full description of liquidity in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of Liquidity and Capital Resources.

Risks Related to Ownership of Our Common Stock

Our stock price may fluctuate significantly.

The market price of our common stock could vary significantly as a result of a number of factors, some of which are beyond our control. In the event of a drop in the market price of our common stock, you could lose a substantial part or all of your investment in our common stock. The following factors could affect our stock price:

•	if the Merger does not take place as anticipated;
•	our operating and financial performance;
•	quarterly variations in the rate of growth (if any) of our financial indicators, such as net income per share, net income and revenues;
•	the public reaction to our press releases, our other public announcements and our filings with the SEC;
•	strategic actions by our competitors;
•	changes in operating performance and the stock market valuations of other companies;
•	announcements related to litigation;
•	our failure to meet revenue or earnings estimates made by research analysts or other investors;
•	changes in revenue or earnings estimates, or changes in recommendations or withdrawal of research coverage, by equity research analysts;
•	speculation in the press or investment community;
•	sales of our common stock by us or our stockholders, or the perception that such sales may occur;
•	changes in accounting principles, policies, guidance, interpretations or standards;
•	additions or departures of key management personnel;
•	actions by our stockholders;
•	general market conditions;
•	domestic and international economic, legal and regulatory factors unrelated to our performance; and
•	the realization of any risks described under this “Risk Factors” section, or other risks that may materialize in the future.

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

As a public company, we will continue to incur significant legal, accounting, insurance and other expenses. For example, we are required to comply with certain requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the Securities and Exchange Commission, and the New York Stock Exchange, our stock exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We expect that compliance with these requirements will continue to result in increased legal and financial compliance costs and will continue to make some activities more time consuming and costly. In addition, we expect that our management and other personnel will continue to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to continue incurring significant expenses and devote substantial management effort toward ensuring compliance with the requirements of the Sarbanes-Oxley Act. In that regard, we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

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

We are a holding company that does not conduct any business operations of our own. As a result, we are largely dependent upon cash dividends and distributions and other transfers from our subsidiaries to meet our obligations. The agreements governing the indebtedness of our subsidiaries, and limitations on payment of dividends and distributions under applicable law, impose restrictions on our subsidiaries’ ability to pay dividends or other distributions to us. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations" sections of Indebtedness and Liquidity and Capital Resources. The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could also limit or impair their ability to pay dividends or other distributions to us.

You may be diluted by the future issuance of additional common stock or convertible securities in connection with our incentive plans, acquisitions or otherwise, which could adversely affect our stock price.

As of December 31, 2024, we had 408,872,070 shares of common stock authorized but unissued. Our amended and restated articles of incorporation authorize us to issue these shares of common stock and options, rights, warrants and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved 1,914,043 shares for issuance upon exercise of outstanding stock options and restricted shares. Any common stock that we issue, including under our new equity incentive plan or other equity incentive plans that we may adopt in the future, as well as under outstanding options would dilute the percentage ownership held by the investors who purchase common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted software as a service vendors, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and our production server environments (collectively “Information Systems and Data”).

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

In the last three fiscal years, we have not experienced any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company’s business strategy, results of operations or financial condition, and the expenses we have incurred from cybersecurity incidents were immaterial. For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including the following:

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

Governance

Our Board of Directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The Board of Directors’ audit committee is responsible for overseeing the Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including the information technology team at the direction of our Chief Financial Officer.

Our executive team including our Chief Executive Officer, Chief Financial Officer and Chief Business and Legal Officer are responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. This executive team is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response and vulnerability management policies are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our Chief Executive Officer, Chief Financial Officer and Chief Business and Legal Officer. Our information technology team works with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response and vulnerability management policies include reporting to the audit committee of the Board of Directors for certain cybersecurity incidents including significant breaches to the Company's networks or systems.

The audit committee receives regular reports from the information technology team concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The audit committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

ITEM 2. PROPERTIES.

We currently lease the following properties:

Location	Purpose	Square Footage	Segment
Oklahoma City, Oklahoma	Administrative offices, manufacturing and warehousing	144,233	EGM, Table Products
Duluth, Georgia	Research and development	55,264	EGM
Las Vegas, Nevada	Corporate headquarters	25,088	EGM, Table Products
Atlanta, Georgia	Research and development	19,533	EGM
Mexico City, Mexico	Warehousing	18,191	EGM
Sydney, Australia	Research and development	8,805	EGM
Sydney, Australia	Research and development	8,450	EGM
North Las Vegas, Nevada	Warehousing	5,410	EGM, Table Products
Austin, Texas	Research and development	4,047	EGM
Mexico City, Mexico	Administrative offices	8,154	EGM
Reno, Nevada	Research and development	3,705	EGM
Scottsdale, Arizona	Research and development	2,750	EGM
Tel Aviv, Israel	Research and development	1,850	Interactive
Toronto, Canada	Warehousing	2,000	EGM
Sao Paulo, Brazil	Administrative offices	1,335	EGM
Gibraltar	Administrative offices	172	Interactive

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

Holders

On March 1, 2025, we had 5 holders of record.

Dividends

We do not intend to pay dividends for the foreseeable future. We are not required to pay dividends, and our stockholders are not guaranteed, and have no contractual or other rights to receive, dividends. The declaration and payment of any future dividends is at the sole discretion of our Board of Directors and depends upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends, and other considerations that our Board of Directors deems relevant. Our Board of Directors may decide, in its discretion, at any time, to modify or repeal the dividend policy or discontinue entirely the payment of dividends.

The ability of our Board of Directors to declare a dividend is also subject to limits imposed by Nevada corporate law. Under Nevada law, our Board of Directors and the Board of Directors of our corporate subsidiaries incorporated in Delaware may declare dividends only to the extent of our “surplus,” which is defined as total assets at fair market value minus total liabilities, minus statutory capital, or if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally our debt agreements contain limitations on our ability to declare and pay dividends.

Equity Compensation

Information regarding the Company’s equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Stockholder Return Performance Graph

The following graph compares the cumulative total return to stockholders on our then outstanding shares of common stock, the New York Stock Exchange (“NYSE”) Composite Index and indices of our peer group companies that operate in industries or lines of business similar to ours from December 31, 2019 through December 31, 2024. Our peer group companies consist of Aristocrat Leisure Ltd. (ALL.AX, ARLUF.PK), International Game Technology Plc. (New York Stock Exchange: IGT), Everi Holdings Inc. (New York Stock Exchange: EVRI) and Light & Wonder Inc. (Nasdaq Composite Index: LNW).

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

For a discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Overview

We are a leading designer and supplier of Electronic Gaming Machines ("EGMs") and other products and services for the gaming industry. We operate our business in three distinct segments: EGMs, Table Products and Interactive. Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line. Founded in 2005, we historically focused on supplying EGMs, including slot machines, video bingo machines, and other electronic gaming devices, to the Native American gaming market. Since 2014, we have expanded our product line-up to include: (i) Class III EGMs for commercial and Native American casinos permitted to operate Class III EGMs, (ii) table game products and (iii) interactive products, all of which we believe provide us with growth opportunities as we expand in markets where we currently have limited or no presence. For the year ended December 31, 2024, approximately 64% of our total revenue was generated through recurring contracted lease agreements whereby we place EGMs and table game products at our customers’ gaming facilities under either a revenue sharing agreement (we receive a percentage of the revenues that these products generate) or fee-per-day agreement (we receive a daily or monthly fixed fee per EGM or table game product), or recurring revenue from our Interactive gaming operations.

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

Consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including but not limited to: (i) the approval of the Merger by a majority of the Company’s stockholders, which was obtained on August 6, 2024, (ii) expiration or termination of any waiting periods applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, which took place on December 9, 2024, (iii) absence of any legal requirement, order or injunction enjoining or otherwise prohibiting the consummation of the Merger and (iv) receipt of certain gaming regulatory approvals and gaming licenses. The Merger is expected to be completed in the second half of calendar year 2025.

Results of Operations

Year Ended December 31, 2024 compared to the Year Ended December 31, 2023

The following tables set forth certain selected audited consolidated financial data for the periods indicated (in thousands):

	Year ended December 31,		$	%
	2024	2023	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$251,730	$240,237	$11,493	4.8%
Equipment sales	143,135	116,299	26,836	23.1%
Total revenues	394,865	356,536	38,329	10.8%
Operating expenses
Cost of gaming operations	51,713	50,278	1,435	2.9%
Cost of equipment sales	66,357	54,849	11,508	21.0%
Selling, general and administrative	78,586	73,248	5,338	7.3%
Research and development	46,669	42,385	4,284	10.1%
Write-downs and other charges	474	1,434	(960)	(66.9)%
Depreciation and amortization	78,660	76,949	1,711	2.2%
Total operating expenses	322,459	299,143	23,316	7.8%
Income from operations	72,406	57,393	15,013	26.2%
Other expense (income)
Interest expense	53,725	57,426	(3,701)	(6.4)%
Interest income	(2,537)	(1,855)	(682)	36.8%
Loss on extinguishment and modification of debt	1,636	-	1,636	100.0%
Other expense	473	109	364	333.9%
Income before income taxes	19,109	1,713	17,396	1015.5%
Income tax benefit (expense)	32,536	(1,285)	33,821	(2632.0)%
Net income	$51,645	$428	$51,217	11966.6%

Revenues

Gaming Operations. Gaming operations revenue increased primarily due to an increase in our Interactive and Table Products segments. Our Interactive segment increased by $10.1 million compared to the prior year from $11.8 million to $21.9 million as a result of the increase in the number of games we had live at our online casino customer sites. Our Table Products gaming operations segment increased by $1.3 million compared to the prior year from $15.4 million to $16.7 million due to an increase of 204 units in installed base.

Equipment Sales. The increase in equipment sales was primarily due to an increase of 861 EGMs sold year over year. We sold 6,105 units in the twelve months ended December 31, 2024 compared to 5,244 units in the prior year period.

Operating Expenses.

Cost of Gaming Operations. The increase in the cost of gaming operations was driven by the result of increased field service and support costs of $2.4 million primarily related to headcount and personnel cost, as well as other direct expenses and related costs compared to the prior year period due to increased activity. As a percentage of gaming operations revenue, costs of gaming operations was 20.5% and 20.9% for the years ended December 31, 2024 and December 31, 2023, respectively.

Cost of Equipment Sales. The increase in cost of equipment sales is attributable to the increase in the number of units sold compared to the prior period. We sold 6,105 EGM units during the year ended December 31, 2024, compared to 5,244 EGM units in the prior year period. As a percentage of equipment sales revenue, costs of equipment sales was 46.4% for the year ended December 31, 2024 compared to 47.2% for the prior year period, which improved year over year due to an increase in equipment sales price and a change in the mix of products sold.

Selling, General and Administrative. The increase in selling, general, and administrative expenses is due to a $6.6 million increase in the current period in professional and legal fees primarily related to the Merger, the remainder of the increase is attributable to operating costs that support our business. The increase is offset by a $2.9 million decrease in stock-based compensation as well as a $0.8 million decrease in salaries and benefits.

Research and Development. The increase in research and development expense is due to a $4.0 million increase in salaries and benefits.

Write-downs and Other Charges. During the year ended December 31, 2024, the Company recognized $0.5 million in write-downs and other charges primarily related to the disposal of long-lived assets and the impairment of intangible assets (the Company used level 3 fair value inputs based on projected cash flows). During the year ended December 31, 2023, the Company recognized $1.4 million in write-downs and other charges primarily related to the impairment of intangible assets and the disposal of long-lived assets (the Company used level 3 fair value inputs based on projected cash flows).

Depreciation and Amortization. The increase was predominantly due to an increase in amortization expense of $3.2 million, offset by a decrease in depreciation of $1.5 million.

Other Expense (Income).

Interest Expense. The decrease in interest expense is predominantly attributable to a decreased interest rate in the current period as compared to the prior year period which was the result of the repricing of the term loan credit facility in the current year by entering into the Seventh Amendment (as defined below) as well as the decrease in debt principal outstanding. See Item 15. "Exhibits and Financial Statement Schedules" Note 5. "Long-Term Debt" for a detailed discussion regarding long-term debt.

Interest Income. The increase in interest income is primarily attributable to an increase in sales with extended payment terms.

Loss on extinguishment and modification of debt. On February 5, 2024, in connection with entering into the Seventh Amendment, $1.6 million in loan costs related to third-party costs were expensed and included in the loss on extinguishment and modification of debt.

Other Expense. The fluctuation is due to the effect of foreign currency fluctuation on trade payables and receivables denominated in foreign currencies.

Income Taxes.

The Company’s effective income tax rate for the year ended December 31, 2024, was a benefit of 170.3%. The difference between the federal statutory rate of 21.0% and the Company’s effective tax rate for the year ended December 31, 2024, was primarily due to changes in the valuation allowance on deferred tax assets. This included a $34.8 million release (resulting in a 181.9% benefit) of the valuation allowance related to deferred tax assets in the U.S. and certain foreign jurisdictions. Additionally, various permanent items, such as tax credits, U.S. tax on foreign income, and nondeductible executive compensation, contributed to the variance.

The Company’s effective income tax rate for the year ended December 31, 2023, was an expense of 75.0%. The difference between the federal statutory rate of 21.0% and the Company’s effective tax rate for the year ended December 31, 2023, was primarily due to changes in our valuation allowance on deferred tax assets, various permanent items including tax credits and U.S. tax on foreign income, and the expiration of the applicable statute of limitations for certain uncertain tax positions.

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

Adjusted Expenses

We have provided (i) adjusted cost of gaming operations, (ii) adjusted selling, general and administrative costs and (iii) adjusted research and development cost (collectively, the “Adjusted Expenses”) in this Annual Report on Form 10-K because we believe such measures provide investors with additional information to measure our performance.

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

Each of the Adjusted Expenses is not a presentation made in accordance with generally accepted accounting principles ("GAAP"). Our use of the term Adjusted Expenses may vary from others in our industry. Each of the Adjusted Expenses should not be considered as an alternative to our operating expenses under GAAP. Each of the Adjusted Expenses has important limitations as an analytical tool, and you should not consider it in isolation or as a substitute for the analysis of our results as reported under GAAP.

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

The tables below present each of the Adjusted Expenses and include a reconciliation to the nearest GAAP measure.

Electronic Gaming Machines

Year Ended December 31, 2024 compared to the Year Ended December 31, 2023

	Year Ended December 31,		$	%
(amounts in thousands except unit data)	2024	2023	Change	Change
EGM segment revenues:
Gaming operations	$213,173	$213,079	$94	0.0%
Equipment sales	141,217	113,974	27,243	23.9%
Total EGM revenues	$354,390	$327,053	$27,337	8.4%

EGM segment expenses and adjusted expenses:
Cost of gaming operations(1)	$47,474	$46,433	$1,041	2.2%
Less: Adjustments(2)	3,172	4,556	(1,384)	(30.4)%
Adjusted cost of gaming operations	44,302	41,877	2,425	5.8%

Cost of equipment sales	65,690	54,173	11,517	21.3%

Selling, general and administrative	72,225	67,217	5,008	7.5%
Less: Adjustments(3)	11,362	9,870	1,492	15.1%
Adjusted cost of selling, general and administrative	60,863	57,347	3,516	6.1%

Research and development	39,135	35,894	3,241	9.0%
Less: Adjustments(4)	2,259	2,252	7	0.3%
Adjusted cost of research and development	36,876	33,642	3,234	9.6%

Accretion of placement fees	6,063	6,273	(210)	(3.3)%

EGM Adjusted EBITDA	$152,722	$146,287	$6,435	4.4%

EGM Business Segment Key Performance Indicators ("KPI's"):
EGM gaming operations:
EGM installed base:
Class II	10,685	11,193	(508)	(4.5)%
Class III	5,875	5,250	625	11.9%
Domestic installed base, end of period	16,560	16,443	117	0.7%
International installed base, end of period	6,463	6,126	337	5.5%
Total installed base, end of period	23,023	22,569	454	2.0%

EGM revenue per day ("RPD"):
Domestic revenue per day	$32.18	$32.63	$(0.45)	(1.4)%
International revenue per day	$8.73	$8.87	$(0.14)	(1.6)%
Total revenue per day	$25.78	$26.14	$(0.36)	(1.4)%

EGM equipment sales
EGM units sold	6,105	5,244	861	16.4%
Average sales price ("ASP")	$20,968	$20,117	$851	4.2%

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

Gaming Operations Revenue

Gaming operations revenue remained relatively flat. As of December 31, 2024, we had 23,023 units installed compared to the 22,569 units as of December 31, 2023.

Equipment Sales

The increase in equipment sales was primarily due to an increase of 861 EGMs sold year over year. We sold 6,105 EGM units for the year ended December 31, 2024, compared to 5,244 EGM units in the prior year period.

EGM Adjusted EBITDA

EGM Adjusted EBITDA includes revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write-downs and other charges, accretion of placement fees, as well as other costs. See Item 15. “Exhibits and Financial Statement Schedules” Note 13. "Operating Segments" for further explanation of adjustments. The increase in EGM Adjusted EBITDA is attributable to the increase in revenue described above, offset by the related increase in cost of gaming operations, cost of equipment sales, as well as operating expenses. EGM Adjusted EBITDA margin was 43.1% and 44.7% for the years ended December 31, 2024 and December 31, 2023, respectively.

Table Products

Year Ended December 31, 2024 compared to Year Ended December 31, 2023

	Year Ended December 31,		$	%
(amounts in thousands except unit data)	2024	2023	Change	Change
Table Products segment revenues:
Gaming operations	$16,682	$15,381	$1,301	8.5%
Equipment sales	1,918	2,325	(407)	(17.5)%
Total Table Products revenues	$18,600	$17,706	$894	5.0%

Table Products segment expenses and adjusted expenses:
Cost of gaming operations(1)	$2,258	$2,084	$174	8.3%
Less: Adjustments(2)	301	393	(92)	(23.4)%
Adjusted cost of gaming operations	1,957	1,691	266	15.7%

Cost of equipment sales	667	676	(9)	(1.3)%

Selling, general and administrative	4,204	3,917	287	7.3%
Less: Adjustments(3)	375	368	7	1.9%
Adjusted cost of selling, general and administrative	3,829	3,549	280	7.9%

Research and development	1,796	2,061	(265)	(12.9)%
Less: Adjustments(4)	60	63	(3)	(4.8)%
Adjusted cost of research and development	1,736	1,998	(262)	(13.1)%

Table Products Adjusted EBITDA	$10,411	$9,792	$619	6.3%

Table Products unit information:
Table products installed base, end of period	5,619	5,415	204	3.8%
Average monthly lease price	$246	$238	$8	3.4%

(1) Exclusive of depreciation and amortization.

(2) Adjustments to cost of gaming operation include non-cash charges on capitalized installation and delivery and other adjustments.

(3) Adjustments to selling, general and administrative expense include non-cash stock compensation expense, severance and restructuring.

(4) Adjustments to research and development costs include non-cash stock compensation expense.

Gaming Operations Revenue

The increase in Table Products gaming operations revenue is attributable to an increase in the Table Products installed base.

Equipment Sales

The decrease in equipment sales is primarily due to a decrease in the sale of our PAX S single-deck shufflers, offset by an increase in the sale of our Dex S shufflers in the current period.

Tables Products Adjusted EBITDA

Table Products Adjusted EBITDA includes the revenues and operating expenses from the Table Products segment adjusted for depreciation, amortization, write-downs and other charges, as well as other costs. See Item 15. “Exhibits and Financial Statement Schedules” Note 13. "Operating Segments" for further explanation of adjustments. The increase in Table Products Adjusted EBITDA is attributable to the increase in gaming operations revenue and decrease in cost of research and development, offset by a decrease in equipment sales revenue and increase in cost of gaming operations as well as selling, general and administrative costs.

Interactive

Year Ended December 31, 2024 compared to Year Ended December 31, 2023

	Year Ended December 31,		$	%
(amounts in thousands)	2024	2023	Change	Change
Interactive segment revenue:
Gaming Operations	$21,875	$11,777	10,098	85.7%
Total Interactive revenue	$21,875	$11,777	10,098	85.7%

Interactive segment expenses and adjusted expenses:
Cost of gaming operations(1)	$1,981	$1,761	220	12.5%

Selling, general and administrative	2,157	2,114	43	2.0%
Less: Adjustments(2)	26	(666)	692	(103.9)%
Adjusted cost of selling, general and administrative	2,131	2,780	(649)	(23.3)%

Research and development	5,738	4,430	1,308	29.5%
Less: Adjustments(3)	127	82	45	54.9%
Adjusted cost of research and development	5,611	4,348	1,263	29.0%

Interactive Adjusted EBITDA	$12,152	$2,888	9,264	320.8%

(1) Exclusive of depreciation and amortization.

(2) Adjustments to selling, general and administrative expense include non-cash stock compensation expense, restructuring and severance.

(3) Adjustments to research and development costs include non-cash stock compensation expense.

Total Interactive Revenue

The increase in gaming operations revenue is primarily attributable to the increase in the number of games we have live at our online casino customer sites.

Research and Development

The increase in research and development expense is primarily due to a $1.0 million increase in salaries and benefits as well as other expenses that support the growth of our Interactive segment.

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

TOTAL ADJUSTED EBITDA RECONCILIATION TO NET INCOME

We have provided total Adjusted EBITDA in this Annual Report on Form 10-K because we believe such measure provides investors with additional information to measure our performance.

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

The following tables reconcile net income to total Adjusted EBITDA (amounts in thousands):

Year Ended December 31, 2024 compared to the Year Ended December 31, 2023

	Year Ended December 31,		$	%
	2024	2023	Change	Change
Net income	$51,645	$428	51,217	11966.6%
Income tax (benefit) expense	(32,536)	1,285	(33,821)	(2632.0)%
Depreciation and amortization	78,660	76,949	1,711	2.2%
Interest expense, net of interest income and other	51,661	55,680	(4,019)	(7.2)%
Loss on extinguishment and modification of debt(1)	1,636	—	1,636	100.0%
Write-downs and other(2)	474	1,434	(960)	(66.9)%
Other adjustments(3)	6,491	2,084	4,407	211.5%
Other non-cash charges(4)	8,789	9,843	(1,054)	(10.7)%
Non-cash stock-based compensation(5)	8,465	11,264	(2,799)	(24.8)%
Total Adjusted EBITDA	$175,285	$158,967	16,318	10.3%

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

Contractual Obligations

As of December 31, 2024, the Company is contractually obligated to make future cash payments related to our long-term debt, operating lease liability, placement fees payable, and other miscellaneous obligations.

For a description of contractual obligations related to long-term debt that include mandatory quarterly principal and interest payments, see Item 15. “Exhibits and Financial Statement Schedules” Note 5. "Long-Term Debt."

For a description of contractual obligations related to our operating lease liability, see Item 15. “Exhibits and Financial Statement Schedules” Note 14. "Leases."

As of December 31, 2024, we have a total contractual obligation to make future cash payments for placement fees of $3.2 million which is due in the next twelve months, as well as $15.4 million for license fee agreement liabilities, $1.8 million of which is due within next twelve months, $1.8 million in 2026, $2.2 million in years 2027 and 2028, $2.4 million in 2029, and the remaining $5.0 million thereafter through the end of the contractually required payments in 2031.

Based on the cash and cash equivalents on hand as of December 31, 2024, our expected cash flows from operating activities, as well as availability in our undrawn revolving credit facility, management believes that the Company has sufficient liquidity to fund its operating requirements and meet its obligations as they become due for at least the next twelve months after the financial statements are issued.

Indebtedness

First Lien Credit Facilities

For a detailed description of indebtedness, see Item 15. "Exhibits and Financial Statement Schedules" Note 5. "Long-Term Debt."

As of December 31, 2024, there were no required financial covenants for our debt instruments.

Finance Leases

The Company has entered into leases for vehicles that are accounted for as finance leases, as described in Item 15. “Exhibits and Financial Statement Schedules” Note 5. "Long-Term Debt."

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

As of December 31, 2024, the Company had $38.3 million in cash and cash equivalents and $40.0 million available to draw under its revolving credit facility. As of December 31, 2024, management believes that the Company has sufficient liquidity to fund its operating requirements and meet its obligations as they become due for at least the next twelve months after the financial statements are issued.

The following table summarizes our historical cash flows (in thousands):

	Year ended December 31,		$
	2024	2023	Change
Cash Flow Information:
Net cash provided by operating activities	$101,248	$86,199	15,049
Net cash (used in) investing activities	(71,688)	(58,818)	(12,870)
Net cash (used in) financing activities	(33,561)	(14,180)	(19,381)
Effect of exchange rates on cash and cash equivalents	(77)	68	(145)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(4,078)	$13,269	(17,347)

Operating activities

The increase in cash provided by operating activities is primarily attributable to the improvement in our net income adjusted for non-cash expenses that increased by $13.3 million. The increase is further supported by a decrease of $1.7 million in the use of cash related for assets and liabilities that relate to operations.

Investing activities

The increase in cash used in investing activities was due to a $8.8 million increase in purchases of property plant and equipment and a $1.4 million increase in software development and other expenditures. In the prior year, we collected $3.1 million from customer notes receivable which is not present in the current year.

Financing activities

The increase in cash used in financing activities of $19.4 million is primarily attributable to the reduction of debt principal due to the voluntary payment of $15.0 million in the current period, $4.6 million increase in repurchases of stock, as well as an increase of $1.3 million in payments on finance leases and other obligations. The increase is offset by a $1.4 million increase in proceeds from stock option exercise.

Significant Accounting Policies and Critical Estimates

Critical Accounting Estimates

Our consolidated financial statements are prepared in conformity with GAAP. Accordingly, we are required to make estimates incorporating judgments and assumptions we believe are reasonable based on our historical experience, contract terms, trends in our company and the industry as a whole, as well as information available from other outside sources. Our estimates affect amounts recorded in our consolidated financial statements and there can be no assurance that actual results will not differ from initial estimates. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Our accounting policies are more fully described in Item 15. “Exhibits and Financial Statement Schedules” Note 1. "Description of the Business and Summary of Significant Accounting Policies."

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

Revenue Recognition

Leasing of equipment in both our EGM and Table Products segments is accounted for under lease accounting guidance in ASC 842, "Leases" (ASC 842) and is recorded in gaming operations revenue. Our remaining revenue streams are accounted for under ASC 606 "Revenue from contracts with customers" (ASC 606) including equipment sales in our EGM and, to a lesser extent, in our Table Products segments. Revenue earned in our Interactive segment is recorded in gaming operations revenue. Refer to Item 15. “Exhibits and Financial Statement Schedules” Note 1. "Description of the Business and Summary of Significant Accounting Policies," which contains a detailed description of our revenue recognition policy for our revenue streams.

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

The Company tests for possible impairment of indefinite lived intangible assets at least annually, on October 1. The Company performed a qualitative assessment as of October 1, 2024 on the EGM and Table Products reporting units as well as the AGS tradename and determined that it was not more likely than not that the fair value of the EGM and Table Products reporting units and AGS tradename were less than their carrying amounts as of the assessment date of October 1, 2024. In this assessment, we relied on several qualitative factors such as industry and macroeconomic conditions, as well as current projected cash flows and the last quantitative analysis performed, that concluded the excess fair values over carrying values for the EGM and Table Products reporting units were $113.4 million and $8.9 million, respectively and the AGS tradename excess fair value over carrying value was $85.0 million. There is no balance of goodwill in the Company’s other reporting unit.

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

Recently adopted accounting pronouncements

For a description of recently adopted accounting pronouncements, see Item 15. “Exhibits and Financial Statement Schedules” Note 1. "Description of the Business and Summary of Significant Accounting Policies."

Recently issued accounting pronouncements not yet adopted

For a description of recently issued accounting pronouncements not yet adopted, see Item 15. “Exhibits and Financial Statement Schedules” Note 1. "Description of the Business and Summary of Significant Accounting Policies."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain market risks and uncertainties inherent in our operations. These market risks generally arise from transactions in the normal course of business. Our primary market risk exposures relate to interest rate risk and foreign currency exchange risks.

Interest Rates

Our primary exposure to market risk is interest rate risk associated with our long-term debt, which accrues interest at variable rates. Certain of our debt instruments accrue interest at SOFR subject to an interest rate floor plus an applicable margin rate. In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt and equity capital to sustain our operations. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. As of December 31, 2024, approximately less than 1% of our debt were fixed-rate instruments. Assuming a constant outstanding balance for our variable-rate long term debt, a hypothetical 1% decrease in interest rates would decrease interest expense by $5.4 million, while a hypothetical 1% increase in interest rates would increase interest expense by $5.4 million.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures are effective to ensure information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management has performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024. In making its assessment, management has utilized the criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2024 based on criteria in the 2013 Internal Control-Integrated Framework issued by the COSO. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, as stated in their report, which appears in Item 15 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2024 covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the names, ages, positions, and biographical information of the executive officers and directors of the Company on March 5, 2025:

Name	Age	Position
David Lopez	51	Chief Executive Officer, President and Director
Kimo Akiona	51	Chief Financial Officer, Chief Accounting Officer and Treasurer
Rob Ziems	54	Chief Business and Legal Officer and Secretary
Yvette E. Landau	68	Director
Adam Chibib	58	Director and Chairman
Geoff Freeman	50	Director
Anna Massion	46	Director
David Farahi	43	Director

David Lopez. Mr. Lopez was appointed as the Chief Executive Officer and President of the Company prior to the Company's initial public offering ("IPO") in January 2018. Mr. Lopez has also served on the Board of Directors of the Company since May 2017. Mr. Lopez most recently served as President and Chief Executive Officer of Global Cash Access, Inc. (now known as Everi Holdings, Inc.), which he joined in May 2012. Prior to his role at Global Cash Access, Inc., Mr. Lopez served as Chief Operating Officer of Shuffle Master Inc. from November 2010 until May 2012. Mr. Lopez joined Shuffle Master Inc. in February 1998 and held various positions within the organization during his 14-year tenure, including Interim CEO, Executive Vice President, President of the Americas, Vice President of Product Management, as well as serving as a member of its board of directors from November 2010 until May 2012. Mr. Lopez currently serves as an independent director of ecoATM. Mr. Lopez is a graduate of the University of Nevada, Las Vegas with a B.S. in Business Administration. We believe that Mr. Lopez is qualified to serve on our Board of Directors based on his extensive experience in the gaming manufacturing industry and as a director of private companies.

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

Rob Ziems. Mr. Ziems joined the Company in January 2023 and currently serves as the Chief Business and Legal Officer. Previously, Mr. Ziems served in various roles at Aruze Gaming America, Inc. and Aruze Gaming Group including President, Global Chief Legal Officer, and Corporate Secretary, from September 2018 to January 2023. Prior to that, he served as Executive Vice President, General Counsel and Corporate Secretary of Mikohn Gaming (later known as Progressive Gaming International Corporation). Mr. Ziems began in the gaming industry as Associate General Counsel at Station Casinos, Inc. and later joined Aristocrat Technologies, Inc. as Associate General Counsel. Mr. Ziems earned his J.D. from Drake University Law School, his M.B.A. from Indiana University, and his B.S. from the University of South Florida.

Yvette E. Landau. Ms. Landau was appointed to serve as a member of the Board of Directors of the Company in January 2018 upon completion of the IPO. Ms. Landau was general counsel and corporate secretary of Mandalay Resort Group from 1996 until 2005. Since 2005, Ms. Landau has been co-owner of W.A. Richardson Builders, LLC, a construction services firm specializing in casino resort development. Ms. Landau currently serves as a member of the board of directors of Monarch Casino & Resort, Inc. (Nasdaq: MCRI), which owns the Atlantis Casino Resort Spa in Reno, Nevada and the Monarch Casino in Black Hawk, Colorado. Ms. Landau is a past president of the International Association of Gaming Advisors, a worldwide organization of legal, financial and regulatory professionals in the gaming industry, and remains active with the organization as a Counselor. Ms. Landau serves on the Gaming Law Advisory Board of the University of Nevada, Las Vegas Boyd School of Law. Ms. Landau holds a B.A. from Arizona State University and a J.D. from Northwestern University School of Law. We believe that Ms. Landau is qualified to serve on our Board of Directors based on her experience in hotel-casino management and as a director of other casino companies and in the legal and construction industries.

Adam Chibib. Mr. Chibib was appointed to serve as a member of the Board of Directors of the Company in January 2018 upon completion of the IPO and also serves as the Lead Independent Director. In January 2023, Mr. Chibib was appointed as chairman of the Board of Directors. Mr. Chibib’s thirty plus year career has included executive roles at numerous successful companies ranging from early-stage start-ups to billion-dollar public companies and has spanned numerous industries including telecom software, security hardware, consumer financial services and gaming. Mr. Chibib is currently the CFO of Self Financial, a consumer financial company based in Austin, Texas. Prior to Self Financial, Mr. Chibib was a general partner at Silverton Partners, an early stage venture capital firm. Mr. Chibib also served as President and Chief Financial Officer (CFO) of Multimedia Games Holding Company, Inc., where he was part of a turn-around team that helped double revenues, triple profitability and increase the market capitalization from $47 million to over $1 billion. Multimedia Games Holding Company, Inc. was acquired in December of 2014 for $1.2 billion by Global Cash Access, Inc. (now known as Everi Holdings, Inc.). Mr. Chibib also served as founder and CFO of BroadJump (acquired by Motive), CFO of Waveset (acquired by Sun Miscrosystems), CFO of TippingPoint Technologies (acquired by 3Com), CFO of NetSpend and as the Worldwide Controller of Tivoli Systems. Mr. Chibib currently holds several board seats and is the Treasurer for the Austin Film Society and serves on the Nominating Committee for the Eanes Education Foundation. Mr. Chibib was named CFO of the year for the public company category by the Austin Business Journal in 2013 and won the Ernst & Young Entrepreneur of the Year award in 2002. Mr. Chibib holds a BBA, Accounting from the University of Texas. We believe that Mr. Chibib is qualified to serve on our Board of Directors based on his extensive executive experience in various industries, including gaming, and as a director of private and public companies.

Geoff Freeman. In November 2018, Mr. Freeman was appointed as a member of the Board of Directors of the Company. Mr. Freeman has served as the CEO of the U.S. Travel Association since September 2022. From August 2018 to August 2022, Mr. Freeman served as CEO of the Consumer Brands Association and prior to that, CEO of the American Gaming Association (“AGA”) from May 2013 to July 2018. During his five-year tenure at the helm of the AGA, Mr. Freeman led the trade organization to successes that have changed the face of the gaming industry, including expanding the organization’s membership by 200 percent; instrumental in overturning the Professional and Amateur Sports Protection Act of 1992, which led to legalized sports betting in the United States; significantly improving relationships between tribal and commercial gaming operators; spearheading the AGA’s Get to Know Gaming campaign focused on the economic benefits of gaming; and delivering a successful campaign to prevent the IRS from lowering the reporting threshold on slot winnings. Before the AGA, Mr. Freeman was the COO of the U.S. Travel Association from May 2006 to May 2013, and a director to the U.S. Travel Association from January 2014 to July 2018. Mr. Freeman holds a B.A. in Political Science and Public Policy from the University of California, Berkeley. We believe that Mr. Freeman is qualified to serve on our Board of Directors based on his extensive leadership experience in the gaming and travel industries.

Anna Massion. In June 2019, Ms. Massion was appointed as a member of the Board of Directors of the Company. Ms. Massion currently serves as an Independent Non-Executive Director at Playtech, PLC (LON: PTEC), BetMakers Technology Group LTD (ASX: BET), and Gaming Realms plc (LON: GMR). Prior to serving in her current role, Ms. Massion was a Senior Analyst for PAR Capital Management from February 2014 to June 2019. Ms. Massion has also served as a Director of Gaming, Lodging and Leisure Research at Hedgeye Risk Management, LLC from November 2008 to February 2014, Vice President/Senior Research Analyst at Marathon Asset Management from April 2008 to October 2008 and at JP Morgan from September 2001 to March 2008 as a Vice President on the Proprietary Trading Desk from 2004. Ms. Massion holds a B.S. in Economics, Concentration in Finance, Minor in Russian and a M.B.A. in Finance, Major in Finance from The Wharton School at the University of Pennsylvania. We believe that Ms. Massion is qualified to serve on our Board of Directors based on her extensive experience as an investment and finance professional with deep experience in the gaming and hospitality sectors and as an independent director of companies across various industries.

David Farahi. In July 2022, Mr. Farahi was appointed as a member of the Board of Directors of the Company. Mr. Farahi currently serves as Executive Chairman of Kindbridge Behavioral Health, as well as Quick Custom Intelligence, positions he has held since April 2023 and May 2022, respectively. Mr. Farahi also became the President of Bites Learning Ltd. in January 2024. Previously he served as Chief Operating Officer of Monarch Casino & Resort from 2012 to 2021. Starting his gaming career at Monarch in 1998, Mr. Farahi held several additional roles including Director of Investor Relations, FP&A Analyst, as well as numerous positions within the slot and gaming operations management departments. From 2004 to 2007 Mr. Farahi held various finance industry roles with HSBC Bank PLC in London, Geneva and New York. Mr. Farahi served four terms as President of the Colorado Gaming Association, from 2015 to 2021, where he spearheaded the industry's legislative agenda, including three successful state-wide ballot initiatives. In 2022 Mr. Farahi became an Adjunct Professor at Metropolitan State University Denver, teaching an introductory course on gaming and sports book management. Mr. Farahi earned an MBA from Columbia Business School with concentrations in both Real Estate and Finance. He also holds a B.A. in Economics and International Studies from Northwestern University. He earned Dean's List honors from both institutions. We believe that Mr. Farahi is qualified to serve on our Board of Directors based on his extensive experience in the gaming, casino-hotel management and finance industries.

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

Our Board of Directors is divided into three classes. The members of each class serve staggered, three-year terms. Upon the expiration of the term of a class of directors, directors in that class will be elected for three-year terms at the annual meeting of stockholders in the year in which their term expires. Our directors are:

•	Geoff Freeman and Yvette Landau are Class I directors, whose terms expire at the fiscal 2027 annual meeting of stockholders;
•	Adam Chibib and David Farahi are Class II directors, whose initial term expires at the fiscal 2025 annual meeting of stockholders; and
•	Anna Massion and David Lopez are Class III directors, whose initial terms expire at the fiscal 2026 annual meeting of stockholders.

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

Audit Committee

Our Audit Committee consists of Mr. Adam Chibib (Chair), Ms. Yvette Landau, Mr. Geoff Freeman, Ms. Anna Massion and Mr. David Farahi. Our Board of Directors has determined that each of Mr. Chibib, Ms. Landau, Mr. Freeman, Ms. Massion and Mr. Farahi qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K and that each of Mr. Chibib, Ms. Landau, Mr. Freeman, Ms. Massion and Mr. Farahi is independent as independence is defined in Rule 10A-3 of the Securities Exchange Act of 1934 (the “Exchange Act”) and under the NYSE listing standards. The principal duties and responsibilities of our Audit Committee are as follows:

•	to prepare the annual Audit Committee report to be included in our annual proxy statement;
•	to oversee and monitor our financial reporting process;
•	to oversee and monitor the integrity of our financial statements and internal controls;
•	to oversee and monitor the independence, retention, performance, and compensation of our independent auditor;
•	to oversee and monitor the performance of our internal audit function;
•	to discuss, oversee and monitor policies with respect to risk assessment and risk management;
•	to oversee our information security and technology risks, including our cybersecurity, artificial intelligence and data protection policies and programs;
•	to oversee and monitor our compliance with legal and regulatory requirements; and
•	to provide regular reports to the Board of Directors.

The Audit Committee also has the authority to retain counsel and advisors to fulfill its responsibilities and duties and to form and delegate authority to subcommittees.

A current copy of the Audit Committee Charter is available on the Corporate Governance section of our website at www.playags.com.

Compensation Committee

Our Compensation Committee consists of Mr. Geoff Freeman (Chair), Mr. Adam Chibib, Ms. Yvette Landau and Mr. David Farahi. Our Board of Directors has determined that each of Mr. Freeman, Mr. Chibib, Ms. Landau and Mr. Farahi is independent as independence is defined in Rule 10A-3 of the Exchange Act and under the NYSE listing standards. The principal duties and responsibilities of the Compensation Committee are as follows:

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

A current copy of the Compensation Committee Charter is available on the Corporate Governance section of our website at www.playags.com.

Nominating and Governance Committee

Our Nominating and Corporate Governance Committee consists of Ms. Anna Massion (Chair), Ms. Yvette Landau, Mr. Geoff Freeman and Mr. David Farahi. Our Board of Directors has determined that each of Ms. Massion, Ms. Landau, Mr. Freeman and Mr. Farahi is independent as independence is defined in Rule 10A-3 of the Exchange Act and under the NYSE listing standards. The principal duties and responsibilities of the Nominating and Corporate Governance Committee are as follows:

•	to identify candidates qualified to become directors of the Company, consistent with criteria approved by our Board of Directors;
•

to recommend to our Board of Directors nominees for election as directors at the next annual meeting of stockholders or a special meeting of stockholders at which directors are to be elected, as well as to recommend directors to serve on the other committees of the Board of Directors;

•	to recommend to our Board of Directors candidates to fill vacancies and newly created directorships on the Board of Directors;
•	to develop and recommend to the Board of Directors for approval a Chief Executive Officer and executive officer succession plan;
•	to identify best practices and recommend corporate governance principles, including giving proper attention and making effective responses to stockholder concerns regarding corporate governance;
•	to develop and recommend to our Board of Directors guidelines setting forth corporate governance principles applicable to the Company; and
•	to oversee the evaluation of our Board of Directors and its committees.

A current copy of the Nominating and Governance Committee Charter is available on the Corporate Governance section of our website at www.playags.com.

Code of Conduct and Ethics

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

Employee, Officer and Director Hedging

We have adopted an Securities Trading Policy governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees that is designed to promote compliance with insider trading laws, rules and regulations, as well as procedures designed to further the foregoing purposes. Pursuant to our Securities Trading Policy, it is the Company’s policy to comply with applicable laws and regulations relating to insider trading when engaging in transactions in the Company’s securities. A copy of our Securities Trading Policy is filed as an exhibit to this Annual Report on Form 10-K. In addition, it is the Company’s intent to comply with applicable laws and regulations relating to insider trading.

Anti-Hedging and Short Sale Policy

The Securities Trading Policy maintained by the Company contains a provision which specifically prohibits all Company personnel from engaging in hedging transactions, including buying and selling puts, calls, options or other derivatives in respect of the Company’s securities. The Securities Trading Policy prohibits all Company personnel from selling Company securities short.

Anti-Pledging/Purchases of Company Securities on Margin

The Securities Trading Policy maintained by the Company contains a provision which specifically prohibits all Company personnel from pledging Company securities or purchasing Company securities on margin.

Board Leadership Structure and Board’s Role in Risk Oversight

The Board of Directors has an oversight role, as a whole and also at the committee level, in overseeing management of the Company’s risks. The Board of Directors regularly reviews information regarding our credit, liquidity and operations, as well as the risks associated with each. The Compensation Committee is responsible for overseeing the management of risks relating to employee compensation plans and arrangements and the Audit Committee oversees the management of financial risks. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board of Directors will be regularly informed through committee reports about such risks.

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

Delinquent Section 16(a) Reports

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports are established by the rules of the SEC, and the Company is required to report herein any failure to file such reports by those due dates. Based solely on a review of the copies of such reports and written representations delivered to the Company by such persons, we believe that there were no failures to comply with Section 16(a) reporting requirements by such persons during the Company’s fiscal year ended December 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Summary

The Company’s goal for its executive compensation program is to utilize a pay-for-performance framework that directly ties pay delivery to achievement of the Company’s financial and strategic objectives and the creation of long-term shareholder value. The primary elements of the program, which are discussed in greater detail below, include base salary, annual cash incentives and long-term equity-based incentives. These elements are designed to: (i) provide compensation opportunities that will allow the Company to attract and retain talented executive officers who are essential to the Company’s success; (ii) provide compensation that rewards both individual and corporate performance and motivates the executive officers to achieve corporate strategic objectives; (iii) reward superior financial and operational performance in a given year, over a sustained period and expectations for the future; (iv) place compensation at risk and subject to performance goals and/or stock price; and (v) align the interests of executive officers with the long-term interests of stockholders through equity-based awards.

Annual Cash Incentive Plan

Employees, including each of our named executive officers, are eligible to earn annual cash bonuses based 50% on achievement of quarterly corporate key performance indicators (“KPIs”) and 50% on an annual Compensation Adjusted EBITDA* target. Each bonus plan participant is assigned a target bonus opportunity expressed as a percentage of base salary that is set by the Board of Directors annually. The amount of the cash bonus earned is based on achievement of the KPIs and Compensation Adjusted EBITDA target. For corporate KPIs where actual achievement is lower than target, partial credit may be given. Actual achievement of the corporate KPIs is capped at 100% (the maximum) absent additional modification by the Board of Directors to reflect extraordinary performance. The payout for actual achievement against the Compensation Adjusted EBITDA target in 2024 was at 100% of the target because the actual Compensation Adjusted EBITDA was $175.3 million compared to the target of $175.2 million. In all cases, the annual cash bonus that may be earned under the cash incentive plan is capped at 200% of target bonus when actual performance exceeds the target by 120% and the minimum performance is 85% of target to receive 50% of the target bonus.

The corporate KPIs established for the 2024 bonus program included targets set each quarter for the Company as a whole, each operating segment of the business as well as for the research and development teams. Over the course of the year, performance was assessed against five categories of goals: (1) EGM, (2) Table Products, (3) Interactive, (4) research and development, and (5) free cash flow, where weighting differed by quarter to reflect key operating/strategic areas of focus.  For each quarter, the specific goals and sub-weightings within each category differed, but in all cases performance goals were quantified and performance was assessed accordingly. Disclosure of targets related to KPIs is omitted because we believe that the information, if disclosed, would be competitively harmful to us, potentially revealing data our competitors or potential collaborators could use in ways that could be damaging to our business, and/or such information is not material to an understanding of the related compensation. We set KPIs at challenging levels. In all four quarters, overall performance was achieved at or above target. Accordingly, the 50% portion of the bonus related to corporate KPIs was paid at 100% for 2024.

*Compensation Adjusted EBITDA is a non-GAAP financial measure and a reconciliation of net income to Compensation Adjusted EBITDA is provided at the end of this Item 11."Executive Compensation."

Equity-based Compensation

The equity-based compensation grants to our named executive officers directly align their compensation with the goals and financial returns of our stockholders. We do this primarily through regular, annual grants of equity, with 50% of the shares vesting based on continued service over a multi-year period and 50% vesting based on achievement of performance goals, which have historically related to stock price growth. We believe that the grant of time-based vesting awards incentivizes our executives to remain with the Company and receive the value of their equity awards over time, while performance-based vesting awards that vest based on stock price appreciation directly align our executives’ goals with the goals of our stockholders.

Clawback Policy

We adopted a clawback policy in October 2023 that complies with the listing standards adopted by the NYSE that implement the SEC rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act and applies to our executive officers (as defined in applicable SEC rules). Under our clawback policy, we will, under certain circumstances, recoup the value of cash, equity or equity-linked incentive compensation tied to performance metrics and paid to our named executive officers ("NEOs"). In the event of certain required restatement of our financial statements, we will seek to recover from our current and former Section 16 officers certain incentive-based compensation (as defined in the policy) to the extent such compensation is in excess of what would have been paid had it been based on the financial statements restated.

In addition, our equity award agreements provide that, in addition to being subject to the Company’s clawback policy, the awards may be subject to forfeiture or recoupment if the award recipient violates restrictive covenants or Company policies or otherwise engages in activity that has caused, or could reasonably be expected to cause, significant economic or reputational harm to the Company.

We will administer our clawback policy consistently with the requirements of Exchange Act Rule 10D-1 and any related rules or regulations adopted by the SEC or the NYSE or other applicable laws.

Summary Compensation Table

The following table discloses compensation for our fiscal years ending December 31, 2024 and 2023 received by Messrs. Lopez, Akiona, and Ziems each of whom was a “named executive officer” during Fiscal 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
David Lopez,	2024	751,114	—	2,684,120	908,460	16,252	4,359,946
Chief Executive Officer, President and Director	2023	728,269	—	4,081,597	793,800	16,979	5,620,645

Kimo Akiona,	2024	378,112	—	1,656,171	457,320	15,143	2,506,746
Chief Financial Officer and Treasurer	2023	363,558	—	2,250,899	399,600	14,853	3,028,910

Rob Ziems	2024	380,024	—	1,142,178	362,045	14,883	1,899,130
Chief Business and Legal Officer and Secretary	2023	334,423	150,000	739,999	299,700	11,131	1,535,253

(1)	Amount reflects Mr. Ziems signing bonus in connection with the start of his employment with us in February 2023.
(2)

Amounts represent the aggregate grant date fair value of the awards computed in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718 (disregarding any risk of forfeiture assumptions). For a discussion of the relevant valuation assumptions, see Item 15 “Exhibits and Financial Statement Schedules” Note 10. "Stock-Based Compensation" for further explanation.

(3)	Amounts represent annual incentive cash bonuses paid to the named executive officers in respect of performance for fiscal years ended December 31, 2024 and 2023.
(4)	Amounts represent the Company’s matching contributions under our 401(k) Plan and various fringe benefits.

Employment Agreements with Named Executive Officers

David Lopez

On March 6, 2023, the Company entered into an amended and restated employment agreement with David Lopez, which amended his existing agreement to serve as President and Chief Executive Officer of the Company, that was effective as of February 3, 2014. The agreement is effective until terminated by either Mr. Lopez or the Company in accordance with the contract provisions. Mr. Lopez’s annual base salary is $757,050 and Mr. Lopez is eligible to receive an annual performance-based bonus, with an annual target bonus opportunity of 120% of his base salary.

Kimo Akiona

AGS entered into an amended and restated employment agreement with Kimo Akiona on March 6, 2023, which amends the original agreement effective October 21, 2018, to continue to serve as Chief Financial Officer of AGS, a position he has served in since February 23, 2015. The agreement is “at-will,” meaning that either party may terminate the employment relationship at any time and for any reason, either with or without cause. Mr. Akiona’s annual base salary is $381,100. Mr. Akiona’s base salary may from time to time be increased, but may be decreased only in connection with an AGS-wide decrease for all senior leadership positions. Mr. Akiona shall be eligible to receive an annual performance-based bonus, with an annual target bonus opportunity of 120% of his base salary.

Rob Ziems

AGS entered into an employment agreement with Rob Ziems on January 29, 2023 to serve as its Chief Business and Legal Officer. The agreement is "at-will," meaning that either party may terminate the employment relationship at any time and for any reason, either with or without cause. Mr. Ziems's base salary is $381,100, which shall be increased on the anniversary date of the agreement by an amount not less than the cost of living increase published by the Social Security Administration and in no event less than 3%. Mr. Ziems shall be eligible to receive an annual performance-based bonus, with an annual target bonus opportunity of 95% of his base salary.

Outstanding Equity Awards as of the Year ended December 31, 2024:

	Options					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise or Base Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (8)	Number of Performance-Based Stock Units That Have Not Vested (#)	Market Value of Performance-Based Stock Units That Have Not Vested (8)
David Lopez	—	—	—	—	—	581,398 (2)	6,703,519	179,083 (5)	2,064,827
Kimo Akiona	75,769(1)	—	—	9.42	3/11/2025	330,350 (3)	3,808,936	107,450 (6)	1,238,899
Rob Ziems		—	—		—	143,746 (4)	1,657,391	— (7)	—

(1)	Represents 75,769 options granted on March 11, 2015 to purchase common shares. One-third of the option grant was eligible to vest in equal installments of 20% on each of the first five anniversaries of the date of the grant, subject to continued employment with the Company or its subsidiaries, and is fully vested. The remaining two-thirds of the option grant was subject to performance-based vesting criteria and vested on October 18, 2018 upon achievement of the applicable performance targets.
(2)

Represents 48,276 outstanding phantom stock units (pursuant to a grant of 193,104 phantom stock units on September 21, 2021); and 126,426 outstanding phantom stock units (pursuant to a grant of 168,568 phantom stock units on January 4, 2023); and 268,624 restricted stock units (pursuant to a grant on April 30, 2021 that was modified on March 6, 2023 to make 358,166 restricted stock units time-based rather than performance-based vesting). Such grants are subject to a time-based vesting schedule, with the initial awards eligible to vest in equal installments of 25% on each of the first four anniversaries of the date of grant or date of modification, as applicable.

Also includes 138,072 outstanding restricted stock units (pursuant to a grant of 138,072 restricted stock units on April 12, 2024). Such grants are subject to a time-based vesting schedule, with the initial awards eligible to vest in equal installments of 33% on each of the first three anniversaries of the date of grant or date of modification, as applicable.

In the event of a termination of employment without cause or upon a change of control or as a result of death, any unvested portion shall immediately vest. In the event of a termination as a result of disability, the portion of the awards which would have vested on the next applicable vesting date shall become vested, and the remaining unvested portion shall be forfeited. Except as otherwise provided above, upon a termination for any reason, the unvested restricted stock units shall be forfeited.

(3)

Represents 23,207 outstanding phantom stock units (pursuant to a grant of 92,828 phantom stock units on September 21, 2021); and 60,774 outstanding phantom stock units (pursuant to a grant of 81,033 phantom stock units on January 4, 2023); and 161,175 restricted stock units (pursuant to a grant on April 30, 2021 that was modified on March 6, 2023 to make 214,900 restricted stock units time-based rather than performance-based vesting). Such grants are subject to a time-based vesting schedule, with the initial awards eligible to vest in equal installments of 25% on each of the first four anniversaries of the date of grant.

Also includes 85,194 outstanding restricted stock units (pursuant to a grant of 85,194 restricted stock units on April 12, 2024). Such grants are subject to a time-based vesting schedule, with the initial awards eligible to vest in equal installments of 33% on each of the first three anniversaries of the date of grant.

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

(4)

Represents 84,992 phantom stock units (pursuant to a grant of 113,323 phantom stock units on March 2, 2023). Such grants are subject to a time-based vesting schedule, with the initial awards eligible to vest in equal installments of 25% on each of the first four anniversaries of the date of grant.

Also includes 58,754 outstanding restricted stock units (pursuant to a grant of 58,754 restricted stock units on April 12, 2024). Such grants are subject to a time-based vesting schedule, with the initial awards eligible to vest in equal installments of 33% on each of the first three anniversaries of the date of grant.

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

(5)

Represents 179,083 outstanding performance-based restricted stock units (pursuant to a grant of 358,166 performance-based restricted stock units on April 30, 2021 and subsequently modified on March 6, 2023 as to the stock price performance threshold) 50% of unvested balance vests on the first day the average closing price per share for the prior 20 consecutive trading days exceeds $11.71; and 50% of unvested balance vests on the first day the average closing price per share for the prior 20 consecutive trading days exceeds $13.38. These restricted stock units will be forfeited if the performance target is not achieved within four years of the grant date.

Excludes restricted stock awards granted on April 12, 2024 that are scheduled to vest in three years from the grant date and the number of shares that will vest, varies based on a 20-day average of the stock price ending on the three year anniversary of the grant date (the "Ending Average Price") compared to the average trading price of our common stock for the 20 days beginning on March 15, 2024 (the "Beginning Average Price"). The value of the awards will be $1.5 million if the Ending Average Price is equal to 25% greater than the Beginning Average Price, which is the "Target Share Price." The number of shares to be issued upon vesting will be determined according to a linear interpolation between a minimum of 40% below the Target Share Price in which 60% of the shares will be issued and a maximum of 60% above the Target Share Price in which 160% of the shares will be issued, which maximum numbers of shares is 220,915.

In the event of a termination of employment without cause or following a change of control or as a result of death, any unvested portion shall immediately vest.

(6)

Represents 107,450 outstanding performance-based restricted stock units (pursuant to a grant of 214,900 performance-based restricted stock units on April 30, 2021 and subsequently modified on March 6, 2023 as to the stock price performance threshold) 50% of unvested balance vests on the first day the average closing price per share for the prior 20 consecutive trading days exceeds $11.71; and 50% of unvested balance vests on the first day the average closing price per share for the prior 20 consecutive trading days exceeds $13.38. These restricted stock units will be forfeited if the performance target is not achieved within four years of the grant date.

Excludes restricted stock awards granted on April 12, 2024 that are scheduled to vest in three years from the grant date and the number of shares that will vest, varies based the Ending Average Price compared to the Beginning Average Price. The value of the awards will be $1.0 million if the Ending Average Price is equal to 25% greater than the Beginning Average Price, which is the "Target Share Price." The number of shares to be issued upon vesting will be determined according to a linear interpolation between a minimum of 40% below the Target Share Price in which 60% of the shares will be issued and a maximum of 60% above the Target Share Price in which 160% of the shares will be issued, which maximum numbers of shares is 136,310.

In the event of a termination of employment without cause or following a change of control or as a result of death, any unvested portion shall immediately vest.

(7)

Excludes restricted stock awards granted on April 12, 2024 that are scheduled to vest in three years from the grant date and the number of shares that will vest, varies based on the Ending Average Price compared to the Beginning Average Price. The value of the awards will be $0.7 million if the Ending Average Price is equal to 25% greater than the Beginning Average Price, which is the "Target Share Price." The number of shares to be issued upon vesting will be determined according to a linear interpolation between a minimum of 40% below the Target Share Price in which 60% of the shares will be issued and a maximum of 60% above the Target Share Price in which 160% of the shares will be issued, which maximum numbers of shares is 94,006.

In the event of a termination of employment without cause or following a change of control or as a result of death, any unvested portion shall immediately vest.

(8)	For purposes of this table, the shares of common stock of the Company were valued using the closing stock price on December 31, 2024 of $11.53.

Management Incentive Plan

See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Payments Upon Termination and Change of Control

Pursuant to Mr. Lopez’s amended and restated employment agreement, if during the term of the agreement AGS terminates Mr. Lopez’s employment without cause or he resigns for good reason, subject to receiving a signed release of claims from Mr. Lopez, Mr. Lopez will receive severance pay equal to two times the sum of his annual base salary and annual target bonus (paid over a 24-month period) along with the pro-rated annual bonus for the year in which Mr. Lopez is terminated based on actual performance. Mr. Lopez would also be eligible to receive continued health benefits at no greater cost than would apply if he were an active employee for 24 months post termination, or if earlier, until he commences employment with a subsequent employer. Pursuant to his employment agreement, Mr. Lopez will also be subject to perpetual confidentiality, intellectual property and non-disparagement, as well as certain non-solicitation and certain non-competition restrictions for 24 months following termination of his employment. The amended and restated agreement also provides that upon a change in control, all of Mr. Lopez's outstanding, unvested equity awards will accelerate and vest.

Pursuant to Mr. Akiona’s amended and restated employment agreement, if during the term of the agreement AGS terminates Mr. Akiona’s employment without cause or he resigns for good reason, subject to receiving a signed release of claims from Mr. Akiona, Mr. Akiona will receive severance pay equal to two times the sum of his annual base salary and annual target bonus (paid over a 24-month period) along with the pro-rated annual bonus for the year in which Mr. Akiona is terminated. Mr. Akiona would also be eligible to receive continued health benefits at no greater cost than would apply if he were an active employee for 24 months post termination, or if earlier, until he commences employment with a subsequent employer. Pursuant to his employment agreement, Mr. Akiona will also be subject to perpetual confidentiality, intellectual property and non-disparagement, as well as certain non-solicitation and certain non-competition restrictions for 24 months following termination of his employment. The amended and restated agreement also provides that upon a change in control, all of Mr. Akiona's outstanding, unvested equity awards will accelerate and vest.

Pursuant to Mr. Ziems's employment agreement, if during the term of the agreement AGS terminates Mr. Ziems's employment without cause or he resigns for good reason, subject to receiving a signed release of claims from Mr. Ziems, Mr. Ziems will receive severance pay equal to two times the sum of his annual base salary and annual target bonus (paid over a 24-month period) along with the pro-rated annual bonus for the year in which Mr. Ziems is terminated. Mr. Ziems would also be eligible to receive continued health benefits at no greater cost than would apply if he were an active employee for 24 months post termination, or if earlier, until he commences employment with a subsequent employer. Pursuant to his employment agreement, Mr. Ziems will also be subject to perpetual confidentiality, intellectual property and non-disparagement, as well as certain non-solicitation and certain non-competition restrictions for 24 months following termination of his employment. The employment agreement also provides that upon a change in control, all of Mr. Ziems's outstanding, unvested equity awards will accelerate and vest.

“Cause” for Messrs. Lopez, Akiona and Ziems generally includes: (i) illegal fraudulent conduct, (ii) conviction of or plea of “guilty” or “no contest” to any crime constituting a felony or other crime involving dishonesty, breach of trust, moral turpitude or physical harm to any person, (iii) a determination by the Board of Directors that the named executive officer’s involvement with AGS would have a negative impact on AGS’s ability to receive or retain any licenses, (iv) being found unsuitable for, or having been denied, a gaming license, or having such license revoked by a gaming regulatory authority in any jurisdiction in which AGS or any of its subsidiaries or affiliates conducts operations, (v) willful or material misrepresentation to AGS or to members of the Board of Directors relating to the business, assets or operation of AGS, (vi) refusal to take any action that is consistent with the named executive’s obligations and responsibilities under his employment agreement as reasonably directed by the Board of Directors or (vii) material breach of any agreement with AGS and its affiliates, which material breach has not been cured within 30 days of written notice from the Board of Directors.

For Mr. Lopez, “Good Reason” means his voluntary resignation after any of the following actions are taken by AGS or any of its subsidiaries without his consent: (i) removal from the office of President and Chief Executive Officer of AGS or a change in reporting lines such that Mr. Lopez no longer reports to the Board of Directors, (ii) a requirement that Mr. Lopez be based anywhere other than within 35 miles of Las Vegas, Nevada or (iii) a notice from AGS to Mr. Lopez of non-extension of the employment term; provided, however, that a termination will not be for “Good Reason” unless Mr. Lopez shall have provided written notice to AGS of the existence of one of the above conditions within 30 days following the initial existence of such condition, specifying in reasonable detail such condition, AGS shall have had 30 days following receipt of such written notice to remedy the condition, AGS shall have failed to remedy the condition during the applicable cure period, Mr. Lopez shall have thereafter and prior to the date of termination provided a notice of termination to AGS, and Mr. Lopez’s date of termination shall have occurred within 30 days following expiration of the cure period.

For Messrs. Akiona and Ziems, “Good Reason” means a material diminution of duties, title, reporting structure, or base salary; provided that, Messrs. Akiona and Ziems may not terminate employment for “Good Reason” unless Messrs. Akiona and Ziems provide written notice to AGS within 90 days after Messrs. Akiona and Ziems first having knowledge of the “Good Reason” event, and AGS has not cured such event within 30 days of receiving such notice.

For the treatment of equity upon termination of employment, please see the section “Outstanding equity awards as of the year ended December 31, 2023.

Director Compensation

The Company's compensation program for non-employee directors includes four components of compensation: (1) a target annual cash compensation of $75,000 for each Board member, which compensation is paid quarterly in arrears, (2) annual stock-based awards that vest over a one-year period of approximately $75,000 in value, (3) incremental cash compensation of $25,000 for serving as the chair of the Audit Committee, and (4) an additional $25,000 in annual stock-based awards that vest over a one-year period for service as the chair of the Board of Directors. The following table sets forth the total compensation paid to each of our non-employee directors for the year ended December 31, 2024.

Name (1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)	Total ($)
Adam Chibib	100,000	100,000	200,000
Yvette Landau	75,000	75,000	150,000
Geoff Freeman	75,000	75,000	150,000
Anna Massion	75,000	75,000	150,000
David Farahi	75,000	75,000	150,000

(1)	During the year ended December 31, 2024, David Lopez was a member of our Board of Directors and did not receive any compensation from the Company for his services on the Board.
(2)	Amounts set forth in Fees Earned or Paid in Cash column represent the aggregate dollar amount of all fees earned or paid in cash for services as a director, including committee and/or chairmanship fees, pro-rated as applicable for the first year of service. Director fees are earned and paid quarterly.
(3)

Amounts set forth in the Stock Awards column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. In 2022, each director’s award consisted of restricted stock units which vest over a period of one year from the grant date.

(4)	As of December 31, 2024, Mr. Chibib held restricted stock units to purchase 8,726 shares; Ms. Landau held restricted stock units to purchase 6,544 shares; Mr. Freeman held restricted stock units to purchase 6,544 shares; Ms. Massion held restricted stock units to purchase 6,544 shares; and Mr. Farahi held restricted stock units to purchase 6,544 shares.

Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

The Company does not grant stock options, stock appreciation rights, or similar instruments with option-like features and has no policies or practices to disclose pursuant to Item 402(x)(1) of Regulation S-K

Total Adjusted EBITDA and Compensation Adjusted EBITDA Reconciliation

To provide investors with additional information in connection with our annual cash bonuses, we disclose Total Adjusted EBITDA and Compensation Adjusted EBITDA. These measures are not a financial measure calculated in accordance with GAAP and should not be considered as a substitute for net income, operating income, cash flows, or any other measure calculated in accordance with GAAP, and may not be comparable to a similarly titled measure reported by other companies.

We believe that the presentation of Total Adjusted EBITDA and Compensation Adjusted EBITDA is appropriate to provide additional information to investors about our operating profitability adjusted for certain non-cash items, non-routine items that we do not expect to continue at the same level in the future, as well as other items that are not core to our operations. Further, we believe Total Adjusted EBITDA and Compensation Adjusted EBITDA provide meaningful measures of operating profitability because we use them for evaluating our business performance, making budgeting decisions, and comparing our performance against that of other peer companies using similar measures.

Compensation Adjusted EBITDA for purposes of bonus performance targets is defined as earnings before interest, taxes, depreciation and amortization including adjustments for nonrecurring items, foreign exchange rates, and synergies.

There are material limitations to using Total Adjusted EBITDA and Compensation Adjusted EBITDA. Total Adjusted EBITDA and Compensation Adjusted EBITDA do not take into account certain significant items, including depreciation and amortization, interest, taxes, and other adjustments which directly affect our net income or loss. These limitations are best addressed by considering the economic effects of the excluded items independently and by considering Total Adjusted EBITDA and Compensation Adjusted EBITDA in conjunction with net income as calculated in accordance with GAAP.

The following table sets forth Total Adjusted EBITDA and Compensation Adjusted EBITDA and a reconciliation to the nearest GAAP measure:.

	For the Year Ended December 31,
	2024	2023	2022
Net income (loss)	$51,645	$428	$(8,035)
Income tax (benefit) expense	(32,536)	1,285	(2,225)
Depreciation and amortization	78,660	76,949	75,516
Interest expense, net of interest income and other	51,661	55,680	39,680
Loss on extinguishment and modification of debt(1)	1,636	—	8,549
Write-downs and other(2)	474	1,434	1,923
Other adjustments(3)	6,491	2,084	2,225
Other non-cash charges(4)	8,789	9,843	9,117
Non-cash stock compensation(5)	8,465	11,264	11,893
Adjusted EBITDA	$175,285	$158,967	$138,643
Foreign currency(6)	—	—	—
Unbudgeted acquisition and other items(7)	—	—	—
Compensation Adjusted EBITDA	$175,285	$158,967	$138,643

(1)	Loss on extinguishment and modification of debt primarily relates to the refinancing of long-term debt, in which deferred loan costs and discounts related to old senior secured credit facilities were written-off.
(2)	Write-downs and other include items related to loss on disposal or impairment of long-lived assets and fair value adjustments to contingent consideration.
(3)	Other adjustments are primarily composed of the following:
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

	Shares Beneficially Owned
5% Stockholder	Number	Percent
ArrowMark Colorado Holdings, LLC	2,467,213	5.9%
BlackRock, Inc.	3,059,271	7.3%
The Vanguard Group - 23-1945930	2,094,056	5.0%
HG Vora Capital Management, LLC	2,368,765	5.7%

Named Executive Officers and Directors
David Lopez(1)	975,193	2.3%
Kimo Akiona(2)	549,890	1.3%
Rob Ziems	16,617	*
Adam Chibib	72,569	*
Yvette Landau	67,658	*
Geoff Freeman	58,228	*
Anna Massion	66,003	*
David Farahi	37,967	*
All current directors and executive officers as a group (8 persons)	1,844,125	4.4%

             * Less than 1%

(1)	Number of shares beneficially owned includes 131,684 restricted stock units and phantom stock units that will vest within 60 days.
(2)	Number of shares beneficially owned includes 75,769 shares of common stock issuable upon the exercise of options within 60 days and 73,983 restricted stock units and phantom stock units that will vest within 60 days.

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

	As of December 31, 2024
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Non-Vested Restricted Shares Outstanding	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))*
	(a)(#)	(b)($)	(#)	(c)(#)
Equity compensation plans approved by security holders	570,839	11.45	1,343,204	1,850,990
Equity compensation plans not approved by shareholders	—	—	—	—
Total remaining shares to be issued.	570,839	11.45	1,343,204	1,850,990

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Transactions

Other than compensation arrangements for our named executive officers and directors, there were no transactions, to which we were a party or will be a party since January 1, 2023, in which:

•	the amounts involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year end for the years ended December 31, 2024 and 2023; and
•	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

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

The policy also provides that the Audit Committee review certain previously approved or ratified related person transactions that are ongoing to determine whether the related person transaction remains in our best interests and the best interests of our stockholders. Additionally, we will make periodic inquiries of directors and executive officers with respect to any potential related person transaction of which they may be a party or of which they may be aware.

Director Independence

Our independent directors, as such term is defined by the applicable rules and regulations of the New York Stock Exchange and our Board’s determination of their independence, are Adam Chibib, Yvette Landau, Geoff Freeman, Anna Massion and David Farahi.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

PricewaterhouseCoopers LLP (“PwC”) served as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2024 and 2023. The following table presents fees for professional services rendered by PwC related to the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2024 and 2023 and fees billed for other services rendered by PwC during those years.

	2024	2023
Category
Audit fees	$ 1,621,602	$ 1,669,341
Audit related fees	135,000	—
Tax fees	452,247	406,989
All other fees	2,000	26,150
Total	$ 2,210,849	$ 2,102,480

Audit Fees consisted of the aggregate fees paid or accrued for professional services rendered for the annual audit of the Company’s financial statements, the reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q, and statutory audits of foreign subsidiary financial statements. Audit related fees listed above were billed in connection with the professional services performed in 2024 including services related to the Merger. Tax fees include the aggregate fees paid during the respective years for tax compliance and tax advisory services. All Other Fees listed above were billed for access to accounting resources and disclosure checklists as well as other services provided.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this Annual Report on Form 10‑K:

1. Financial Statements

2. Financial Statement Schedules

We have omitted certain other financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements. We have included Schedule I - Financial Information of the Registrant for the years ended December 31, 2024, 2023, and 2022 on page 74 and Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2024, 2023, and 2022 on page 78.

 (b). Exhibits

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated May 8, 2024, by and among PlayAGS, Inc., a Nevada corporation, Bingo Holdings I, LLC, a Delaware limited liability company, and Bingo Merger Sub, Inc., a Nevada corporation (incorporated by reference to Exhibit 2.1 to PlayAGS, Inc.’s Current Report on Form 8-K filed on May 9, 2024).

3.1

Certificate of Amended and Restated Articles of Incorporation of PlayAGS, Inc., effective January 29, 2018, (incorporated by reference to Exhibit 3.1 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 5, 2019).

3.2	Amended and Restated Bylaws of PlayAGS,Inc., adopted January 29, 2018, (incorporated by reference to Exhibit 3.2 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 5, 2019).

4.1	Description of Capital Stock,(incorporated by reference to Exhibit 4.6 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 4, 2020).

10.1	2014 Managerial Incentive Plan, (incorporated by reference to Exhibit 10.1 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 31, 2015).

10.2	AP Gaming Holdco, Inc. 2014 Long-Term Incentive Plan, (incorporated by reference to Exhibit 10.2 to PlayAGS, Inc.'s Current Report on Form 8-K filed on May 5, 2014).

10.3	Form of Option Agreement, (incorporated by reference to Exhibit 10.3 to PlayAGS, Inc.'s Current Report on Form 8-K filed on May 5, 2014).

10.4	Form of Subscription Agreement, (incorporated by reference to Exhibit 10.4 to PlayAGS, Inc.'s Current Report on Form 8-K filed on May 5, 2014).

10.5	PlayAGS, Inc. Omnibus Incentive Plan, (incorporated by reference to Exhibit 10.9 to PlayAGS, Inc.'s Amended Registration Statement on Form S-1/A filed on January 16, 2018).

10.6	PlayAGS, INC. Omnibus Incentive Plan, Director Stock Award Agreement, (incorporated by reference to Exhibit 10.3 to PlayAGS, Inc.'s Quarterly Report on Form 10-Q filed on November 8, 2018).

10.7	PlayAGS, INC. Omnibus Incentive Plan, Non-Qualified Option Award Agreement, (incorporated by reference to Exhibit 10.4 to PlayAGS, Inc.'s Quarterly Report on Form 10-Q filed on November 8, 2018).

10.8	PlayAGS, INC. Omnibus Incentive Plan, Restricted Stock Unit Award Agreement, (incorporated by reference to Exhibit 10.5 to PlayAGS, Inc.'s Quarterly Report on Form 10-Q filed on November 8, 2018).

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

10.13	Amendment to that certain First Lien Credit Agreement (incorporated by reference to exhibit 10.13 to PlayAGS, Inc.'s Annual Report on Form 10-K filed on March 6, 2024).

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

10.19	Amended and Restated Employment Agreement dated March 6, 2023 by and between AGS, LLC and David Lopez, (incorporated by reference to Exhibit 10.19 to PlayAGS Inc.'s Annual Report on Form 10-K filed on March 9, 2023).

10.20	Amended and Restated Employment Agreement dated March 6, 2023 by and between AGS, LLC and Kimo Akiona, (incorporated by reference to Exhibit 10.20 to PlayAGS Inc.'s Annual Report on Form 10-K filed on March 9, 2023).

10.21	Transition and Separation Agreement dated March 7, 2023 by and between AGS, LLC and Vic Gallo, (incorporated by reference to Exhibit 10.21 to PlayAGS Inc.'s Annual Report on Form 10-K filed on March 9, 2023).

10.22	Amendment to Performance-Based Restricted Stock Unit Award Agreement dated March 6, 2023 by and between PlayAGS, Inc. and David Lopez, (incorporated by reference to Exhibit 10.22 to PlayAGS Inc.'s Annual Report on Form 10-K filed on March 9, 2023).

10.23	Amendment to Performance-Based Restricted Stock Unit Award Agreement dated March 6, 2023 by and between PlayAGS, Inc. and Kimo Akiona, (incorporated by reference to Exhibit 10.23 to PlayAGS Inc.'s Annual Report on Form 10-K filed on March 9, 2023).

10.24	Employment Agreement dated January 29, 2023 by and between AGS, LLC and Rob Ziems, (incorporated by reference to exhibit 10.24 to PlayAGS, Inc's Annual Report on Form 10-K filed on March 6, 2024).

*19.1	Securities Trading Policy

21.1	Subsidiaries of PlayAGS, Inc. (incorporated by reference to Exhibit 21.1 to PlayAGS, Inc.’s Annual Report on Form 10-K filed on March 6, 2024).

*23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

*31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Incentive Compensation Recoupment Policy, effective October 2, 2023 (incorporated by reference to Exhibit 97 to PlayAGS, Inc.’s Annual Report on Form 10-K filed on March 6, 2024).

101.IN	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

ITEM 15 (a) 1. Financial Statements

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PlayAGS, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of PlayAGS, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income (loss), of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Electronic Gaming Machines (“EGM”) and Table Products Revenues

As described in Note 1 to the consolidated financial statements, the Company’s total revenues for the year ended December 31, 2024 were $394.9 million, of which the majority relates to the EGM and Table Products segments. EGM and Table Products revenues consists of gaming operations revenue and equipment sales. Gaming operations revenue is earned by providing customers with gaming machines, gaming machine content licenses, table products, back-office equipment and linked progressive systems under participation agreements. The participation arrangements convey the right to use the equipment (i.e., gaming machines and related integral software) for a stated period of time, which typically ranges from one to three years upon which the contract continues on a month-to-month basis thereafter. Equipment sales are generated from the sale of gaming machines, table products and licensing rights to the integral game content software that is installed in the related equipment, parts, and other ancillary equipment. The recognition of revenue from the sale of gaming devices occurs as the customer obtains control of the product and all other revenue recognition criteria have been satisfied.

The principal consideration for our determination that performing procedures relating to EGM and Table Products revenues is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of EGM and Table Products revenues. These procedures also included, among others (i) testing the completeness, accuracy, and occurrence of revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as contracts, purchase orders, invoices, proof of shipment, customer reporting and subsequent cash receipts; (ii) testing the timing of revenue recognition for a sample of revenue transactions near period end by obtaining and inspecting source documents, such as invoices and proof of shipment; and (iii) confirming a sample of outstanding customer invoice balances as of December 31, 2024 and, for confirmations not returned, obtaining and inspecting source documents, such as invoices, proof of shipment, customer reporting and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP

Las Vegas, Nevada

March 6, 2025

We have served as the Company’s auditor since 2016.

PLAYAGS, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$38,308	$50,936
Restricted cash	8,794	244
Accounts receivable, net of allowance for credit losses $997 and $1,251, respectively	85,962	68,499
Inventories	32,666	36,081
Prepaid expenses	6,680	5,473
Deposits and other	5,273	4,145
Total current assets	177,683	165,378
Property and equipment, net	80,145	78,768
Goodwill	286,504	290,486
Intangible assets, net	114,833	123,436
Deferred tax asset, net	38,754	7,680
Operating lease assets, net	8,256	9,862
Other assets	3,417	4,728
Total assets	$709,592	$680,338

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,274	$5,406
Accrued liabilities	33,993	35,926
Current maturities of long-term debt	6,588	6,253
Total current liabilities	47,855	47,585
Long-term debt	530,385	547,499
Deferred tax liability, non-current	—	2,326
Operating lease liabilities, long-term	6,536	8,636
Other long-term liabilities	12,081	6,625
Total liabilities	596,857	612,671
Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock at $0.01 par value; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value; 450,000,000 shares authorized at December 31, 2024 and 2023; 41,127,930 and 38,947,674 shares issued and outstanding at December 31, 2024 and 2023, respectively	410	389
Additional paid-in capital	427,094	417,689
Accumulated deficit	(306,351)	(353,044)
Accumulated other comprehensive (loss) income	(8,418)	2,633
Total stockholders’ equity	112,735	67,667
Total liabilities and stockholders’ equity	$709,592	$680,338

The accompanying notes are an integral part of these consolidated financial statements.

PLAYAGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(amounts in thousands, except per share data)

	Year ended December 31,
	2024	2023	2022
Revenues
Gaming operations	$251,730	$240,237	$223,802
Equipment sales	143,135	116,299	85,634
Total revenues	394,865	356,536	309,436
Operating expenses
Cost of gaming operations(1)	51,713	50,278	42,200
Cost of equipment sales(1)	66,357	54,849	44,472
Selling, general and administrative	78,586	73,248	67,728
Research and development	46,669	42,385	39,628
Write-downs and other charges	474	1,434	1,923
Depreciation and amortization	78,660	76,949	75,516
Total operating expenses	322,459	299,143	271,467
Income from operations	72,406	57,393	37,969
Other expense (income)
Interest expense	53,725	57,426	40,608
Interest income	(2,537)	(1,855)	(1,059)
Loss on extinguishment and modification of debt	1,636	—	8,549
Other expense	473	109	131
Income (loss) before income taxes	19,109	1,713	(10,260)
Income tax benefit (expense)	32,536	(1,285)	2,225
Net income (loss)	51,645	428	(8,035)
Foreign currency translation adjustment	(11,051)	6,961	1,742
Total comprehensive income (loss)	$40,594	$7,389	$(6,293)

Basic and diluted income (loss) per common share:
Basic	$1.20	$0.01	$(0.22)
Diluted	$1.20	$0.01	$(0.22)
Weighted average common shares outstanding:
Basic	40,051	38,167	37,275
Diluted	40,135	38,190	37,275

(1) Exclusive of depreciation and amortization.

The accompanying notes are an integral part of these consolidated financial statements.

PLAYAGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Shares (#)	Common Stock ($)	Additional Paid-in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Total Stockholders’ Equity ($)
Balance at January 1, 2022	36,943,770	369	392,161	(344,889)	(6,070)	41,571
Net loss	-	-	-	(8,035)	-	(8,035)
Foreign currency translation adjustment	-	-	-	-	1,742	1,742
Stock-based compensation expense	-	-	11,893	-	-	11,893
Modification of liability awards to equity	-	-	2,391	-	-	2,391
Vesting of restricted stock	876,265	9	(9)	-	-	-
Repurchase of common stock	(30,904)	-	-	(201)	-	(201)
Balance at December 31, 2022	37,789,131	378	406,436	(353,125)	(4,328)	49,361
Net income	-	-	-	428	-	428
Foreign currency translation adjustment	-	-	-	-	6,961	6,961
Stock-based compensation expense	-	-	11,264	-	-	11,264
Vesting of restricted stock	1,162,567	11	(11)	-	-	-
Repurchase of common stock	(4,024)	-	-	(347)	-	(347)
Balance at December 31, 2023	38,947,674	389	417,689	(353,044)	2,633	67,667
Net income	-	-	-	51,645	-	51,645
Foreign currency translation adjustment	-	-	-	-	(11,051)	(11,051)
Stock-based compensation expense	-	-	8,039	-	-	8,039
Vesting of restricted stock	2,398,138	24	(24)	-	-	-
Stock option exercises	287,355	2	1,386	-	-	1,388
Repurchase of common stock	(505,237)	(5)	4	(4,952)	-	(4,953)
Balance at December 31, 2024	41,127,930	410	427,094	(306,351)	(8,418)	112,735

The accompanying notes are an integral part of these consolidated financial statements.

PLAYAGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$51,645	$428	$(8,035)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	78,660	76,949	75,516
Accretion of contract rights under development agreements and placement fees	6,063	6,273	6,345
Amortization of deferred loan costs and discount	2,372	2,574	2,803
Write-off of deferred loan cost and discount	742	-	1,586
Cash paid for debt prepayment penalties to prior debt holders	-	-	848
Stock-based compensation expense	8,465	11,264	11,893
Provision for bad debts	512	642	465
Loss on disposition of long-lived assets	515	596	427
Impairment of assets	206	838	30
Fair value adjustment of contingent consideration	-	-	1,466
(Benefit) expense from deferred income tax	(34,699)	1,598	(829)
Changes in assets and liabilities related to operations:
Accounts receivable	(19,234)	(7,694)	(10,534)
Inventories	8,843	4,295	(6,252)
Prepaid expenses	(1,230)	(1,436)	450
Deposits and other	(1,336)	5,206	(436)
Other assets, non-current	2,972	1,600	806
Accounts payable and accrued liabilities	(3,248)	(16,934)	1,160
Net cash provided by operating activities	101,248	86,199	77,709
Cash flows from investing activities
Proceeds from payments on customer notes receivable	-	3,081	1,867
Business acquisitions, net of cash acquired	-	-	(4,750)
Purchase of intangible assets	-	(183)	-
Software development and other expenditures	(24,791)	(23,377)	(21,127)
Proceeds from disposition of assets	247	22	33
Purchases of property and equipment	(47,144)	(38,361)	(48,111)
Net cash (used in) investing activities	(71,688)	(58,818)	(72,088)
Cash flows from financing activities
Repayment of prior first lien credit facilities	-	-	(521,215)
Repayment of first lien credit facilities	(20,750)	(5,750)	(4,313)
Repayment of incremental term loans	-	-	(93,575)
Payment of financed placement fee obligations	(5,898)	(5,735)	(5,253)
Proceeds from term loans	-	-	569,250
Proceeds from stock option exercises	1,388	-	-
Payment of deferred loan costs	(5)	-	(4,838)
Payment of debt prepayment penalties to prior debt holders	-	-	(848)
Payment of previous acquisition obligation	-	(310)	(514)
Payments on finance leases and other obligations	(3,343)	(2,038)	(1,213)
Repurchase of common stock	(4,953)	(347)	(201)
Net cash (used in) financing activities	(33,561)	(14,180)	(62,720)
Effect of exchange rates on cash, cash equivalents and restricted cash	(77)	68	13
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,078)	13,269	(57,086)
Cash, cash equivalents and restricted cash, beginning of period	51,180	37,911	94,997
Cash, cash equivalents and restricted cash, end of period	$47,102	$51,180	$37,911
Supplemental cash flow information:
Cash paid during the period for interest	$51,382	$54,120	$37,208
Cash paid during the period for taxes	$2,895	$1,802	$814

Non-cash investing and financing activities:
Leased assets obtained in exchange for new finance lease liabilities	$1,966	$1,658	$476
Leased assets obtained in exchange for new operating lease liabilities	$1,349	$882	$956
Non-cash additions to intangible assets	$11,450	$—	$—
Non-cash additions to property and equipment	$746	$2,489	$—

The accompanying notes are an integral part of these consolidated financial statements.

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PlayAGS, Inc. (the "Company," "PlayAGS," "we," "us," or "our") is a leading designer and supplier of gaming products and services for the gaming industry. We operate in legalized gaming markets across the globe and provide state-of-the-art, value-add products in three distinct segments: Electronic Gaming Machines (“EGM”), which includes server-based systems and back-office systems that are used by Class II Native American and Mexico gaming jurisdictions and Class III Native American, commercial and charitable jurisdictions; Table Products (“Table Products”), which includes live felt table games, side-bets and progressives as well as card shufflers; and Interactive Games (“Interactive”), which provides game content and access to our remote gaming server to real money gaming ("RMG") online casino operators as well as social casino games available for desktop and mobile devices. Each segment’s activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line.

Electronic Gaming Machines

Our EGM segment offers a library of proprietary video and mechanical slot titles developed for the global marketplace, and EGM cabinets which include our premium lease-only cabinets Orion Starwall, Orion Curve Premium, Orion Rise, Big Red, Spectra UR43 Premium, and the recent additions of Spectra SL49+ Premium and Spectra SL75+ with Premium Content. In addition, our core cabinets that are available for sale and lease include Revel, Spectra UR49C, Spectra UR43, Orion Portrait, Orion Slant, Orion Curve, Orion Upright, ICON, and the recent additions of Spectra SL49+ and Spectra SL75+ with Core Content. In addition to providing complete EGM units, we offer conversion kits that allow existing game titles to be converted to other game titles offered within that operating platform.

Table Products

Our Table Products include both internally developed and acquired proprietary table products, side-bets, progressives, and table technology related to blackjack, poker, baccarat, craps and roulette. We have acquired a number of popular proprietary brands, including In Bet Gaming (“In Bet”), Buster Blackjack, Double Draw Poker and Criss Cross Poker that are based on traditional well-known public domain games such as blackjack and poker; however, these proprietary games provide intriguing betting options that offer more excitement and greater volatility to the player, ultimately enhancing our casino customers’ profitability. In addition, we offer a single deck card shuffler for poker tables, Dex S, as well as our second shuffler, the Pax S single-deck shuffler.

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

AGS also offers Business-to-Consumer (“B2C”) free-to-play social casino apps that players across the globe can enjoy anytime online or on their mobile devices. Our most popular app, Lucky Play Casino, offers mobile players all the thrills of Las Vegas casinos.

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

The following table disaggregates our revenues by type within each of our segments (amounts in thousands):

	Year ended December 31,
	2024	2023	2022
EGM
Gaming operations	$213,173	$213,079	$199,274
Equipment sales	141,217	113,974	85,057
Total	$354,390	$327,053	$284,331

Table Products
Gaming operations	$16,682	$15,381	$14,343
Equipment sales	1,918	2,325	577
Total	$18,600	$17,706	$14,920

Interactive
Gaming operations	$21,875	$11,777	$10,185
Total	$21,875	$11,777	$10,185

Total Revenue	$394,865	$356,536	$309,436

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

Restricted Cash

Restricted cash amounts are primarily comprised of a deposit of cash in a restricted account related to the NAFTA issue described in Note. 12 "Commitment and Contingencies" below and to a lesser extent funds held in escrow as collateral for the Company’s surety bonds for various gaming authorities.

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

The following provides financial information concerning the change in our allowance for credit losses (in thousands):

	Allowance for Credit Losses, Year ended December 31,
	2024	2023	2022
Beginning Balance	$1,251	$1,974	$1,993
Charge-offs	(766)	(1,365)	(484)
Provision	512	642	465
Ending Balance	$997	$1,251	$1,974

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Inventories

Inventories consist primarily of parts and supplies that are used to repair and maintain machinery and equipment as well as EGMs in production and finished goods held for sale. Inventories are stated at net realizable value. Cost of inventories is determined using the first-in, first-out (“FIFO”) method for all components of inventory. The Company regularly reviews inventory quantities and updates estimates for the net realizable value of inventories. This process includes examining the carrying values of parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose). Some of the factors involved in this analysis include the overall levels of the inventories, the current and projected sales levels for such products, the projected markets for such products and the costs required to sell the products, including refurbishment costs. Changes in the assumptions or estimates could materially affect the inventory carrying value. As of December 31, 2024 and December 31, 2023, the value of raw material inventory was $25.0 million and $31.3 million, respectively. As of December 31, 2024 and December 31, 2023, the value of finished goods inventory was $7.6 million and $4.8 million, respectively. There was no work in process material as of December 31, 2024 and December 31, 2023.

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

Financed leased cars and leasehold improvements are amortized/ depreciated over the life of the contract.

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

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Goodwill

The excess of the purchase price of an acquired business over the estimated fair value of the assets acquired and the liabilities assumed is recorded as goodwill. The Company tests for possible impairment of goodwill at least annually, on October 1, or when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company has the option to begin with a qualitative assessment, commonly referred to as “Step 0,” to determine whether it is more likely than not that the reporting unit’s fair value of goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as the general economic environment, industry and market conditions, changes in key assumptions used since the most recently performed valuation and overall financial performance of the reporting units. If the Company determines that it is more likely than not that a reporting unit’s fair value is less than its carrying value, the Company performs a quantitative goodwill impairment analysis, and depending upon the results of that measurement, the recorded goodwill may be written down and charged to income from operations when the carrying amount of the reporting unit exceeds the fair value of the reporting unit.

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

The carrying values of the Company’s cash and cash equivalents, restricted cash, receivables, accounts payable and accrued liabilities approximate fair value because of the short term maturities of these instruments. The fair value of our long-term debt is based on the quoted market prices for similar instruments (Level 2 inputs). The following table presents the estimated fair value of our long-term debt as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term Debt	$547,210	$551,019	$566,754	$567,658

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents and accounts receivable, net. Cash equivalents are investment-grade, short-term debt instruments consisting of treasury bills which are maintained with high credit quality financial institutions under repurchase agreements. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of December 31, 2024 and 2023, the Company did not have cash equivalents.

Revenue from gaming operations is concentrated in the Class II gaming and casino industry, primarily located in Oklahoma. For the years ended December 31, 2024, 2023 and 2022 no customer accounted for more than 10% of our total revenue. For the years ended  December 31, 2024, 2023 and 2022 approximately 5%, 6% and 6% of our total revenues were derived in Mexico.

As of December 31, 2024 and December 31, 2023, no single customer represented more than 10% of our total accounts receivable balance. As of December 31, 2024, we had $4.3 million of net accounts receivable in Mexico.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2024, 2023 and 2022 were $0.1 million for each of the years aforementioned.

Research and Development

Research and development costs related primarily to software product development costs and is expensed as incurred until technological feasibility has been established. Employee related costs associated with product development are included in research and development.

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recently Adopted Accounting Pronouncements

In  November 2023, the FASB issued ASU No. 2023-07, Segment Reporting ("Topic 280"): Improvements to Reportable Segment Disclosures. Investors, lenders, creditors and other allocators of capital have observed the critical importance of segment information and its significance in assessing an entity's overall performance and potential future cash flows. The amendments within Topic 280 aim to improve reportable segment disclosure requirements by enhancing disclosures regarding significant segment expenses. These amendments are applicable to all public entities who are required to report segment information in accordance with Topic 280, Segment Reporting. The amendments in this update are effective for fiscal years beginning after  December 15, 2023, and interim periods within fiscal years beginning after  December 15, 2024. Early adoption is permitted. The impact of the adoption of ASU 2023-07 is limited to additional disclosures in the notes to the Consolidated Financial Statements. For a detailed discussion of segment reporting, see Note 13. "Operating Segments."

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The update was issued to improve the disclosure of a public business entity's expenses as well as to respond to investor requests for more detailed information regarding the types of expenses in commonly presented captions. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the provisions of the amendments and the impact on its future common control arrangements, however, we do not anticipate the impact to be material.

NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Gaming equipment	$271,406	$259,396
Other property and equipment	28,708	25,056
Less: Accumulated depreciation	(219,969)	(205,684)
Total property and equipment, net	$80,145	$78,768

Gaming equipment and other property and equipment are depreciated over the respective useful lives of the assets ranging from one to five years. Depreciation expense was $40.1 million, $41.6 million and $39.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

NOTE 3. GOODWILL AND INTANGIBLES

Changes in the carrying amount of goodwill are as follows (in thousands):

	Carrying Amount
	EGM	Table Products	Interactive(1)	Total
Balance at December 31, 2022	$278,629	$9,051	$-	$287,680
Foreign currency adjustments	2,806	-	-	2,806
Balance at December 31, 2023	$281,435	$9,051	$-	$290,486
Foreign currency adjustments	(3,982)	-	-	(3,982)
Balance at December 31, 2024	$277,453	$9,051	$-	$286,504

(1) As of  December 31, 2024, accumulated goodwill impairment charges for the Interactive segment taken prior to the fiscal year 2023 were $8.4 million.

The Company tests for possible impairment of indefinite lived intangible assets at least annually, on October 1. The Company performed a qualitative assessment as of October 1, 2024 and October 1, 2023 on the EGM and Table Products reporting units and determined that it was not more likely than not that the fair value of the EGM and Table Products reporting units were less than their carrying amounts as of the assessment date. In this assessment, we relied on several qualitative factors such as industry and macroeconomic conditions, as well as current projected cash flows and the fiscal year's 2020 quantitative analysis, that concluded the excess fair value over carrying value for the EGM and Table Products reporting units were $113.4 million and $8.9 million, respectively. There is no balance of goodwill in the Company’s other reporting unit.

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intangible assets consist of the following (in thousands):

	Useful Life (years)	Gross Value	Accumulated Amortization	Net Carrying Value	Gross Value	Accumulated Amortization	Net Carrying Value
Indefinite-lived trade names	Indefinite	$12,126	-	$12,126	$12,126	-	$12,126
Trade and brand names	3 - 10	14,060	(13,906)	154	14,990	(14,779)	211
Customer relationships	5 - 12	218,959	(191,528)	27,431	222,690	(183,508)	39,182
Contract rights under development and placement fees	1 - 7	40,053	(33,472)	6,581	42,762	(30,118)	12,644
Gaming software and technology platforms	3 - 10	251,703	(187,501)	64,202	220,843	(167,869)	52,974
Intellectual property	3 - 10	21,856	(17,517)	4,339	21,845	(15,546)	6,299
Total intangible assets		$558,757	$(443,924)	$114,833	$535,256	$(411,820)	$123,436

Intangible assets are amortized over their respective estimated useful lives ranging from one to twelve years. Amortization expense related to intangible assets was $38.6 million, $35.3 million and $36.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The Company enters into development agreements and placement fee agreements with certain customers to secure floor space under lease agreements for its gaming machines. Amounts paid in connection with the development agreements are repaid to the Company in accordance with the terms of the agreement, whereas placements fees are not reimbursed. For development agreements in the form of a loan, interest income is recognized on the repayment of the notes based on the stated rate or, if not stated explicitly in the development agreement, on an imputed interest rate. If the stated interest rate is deemed to be other than a market rate or zero, a discount is recorded on the note receivable as a result of the difference between the stated and market rate and a corresponding intangible asset is recorded. The intangible asset is recognized in the financial statements as a contract right under development agreement and amortized as a reduction in revenue over the term of the agreement. Placement fees can be in the form of cash paid upfront or free lease periods and are accreted over the life of the contract and the expense is recorded as a reduction of revenue. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $6.1 million, $6.3 million and $6.3 million for the years ended December 31, 2024, 2023 and 2022.

The estimated amortization expense of definite-lived intangible assets as well as the accretion of contract rights under development and placement fees, for each of the next five years and thereafter is as follows (in thousands):

For the years ended December 31,	Amortization Expense	Placement Fee Accretion
2025	$39,666	$5,843
2026	28,983	729
2027	16,127	9
2028	5,309	—
2029	2,267	—
Thereafter	3,774	—
Total	$96,126	$6,581

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Salary and payroll tax accrual	$12,375	$12,697
Taxes payable	3,366	3,337
Current portion of operating lease liability	2,886	2,595
License fee obligation	1,800	482
Placement fees payable	3,086	6,314
Deferred revenue	3,409	2,429
Accrued other	7,071	8,072
Total accrued liabilities	$33,993	$35,926

NOTE 5. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 31,
	2024	2023
First Lien Credit Facilities:
Term loans, net of unamortized discount and deferred loan costs of $10.2 million at December 31, 2024 and $13.0 million at December 31, 2023; interest at SOFR, subject to a 0.75% floor plus 3.75% (at December 31, 2024) and 0.75% floor plus 4% (at December 31, 2023): 8.1% at December 31, 2024 and 9.5% at December 31, 2023.	$533,951	$551,935
Finance Leases	3,022	1,817
Total debt	536,973	553,752
Less: Current portion	(6,588)	(6,253)
Long-term debt	$530,385	$547,499

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

The New Term Loan Facility will mature on  February 15, 2029 and will amortize in quarterly installments equal to 0.25% of the original aggregate principal amount of the term loans, with the balance due at maturity. The commitments under the New Revolving Credit Facility will terminate on  February 15, 2027.

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

As of  December 31, 2024, there were no required financial covenants for our debt instruments.

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Finance Leases

The Company has entered into leases for vehicles that are accounted for as finance leases.

Scheduled Maturities of Long-Term Debt

Aggregate contractual future principal payments (excluding the effects of repayments for excess cash flow) of long-term debt for the years following December 31, 2024, are as follows (in thousands):

For the year ending December 31,
2025	$6,588
2026	6,585
2027	6,524
2028	6,289
2029	521,224
Thereafter	-
Total scheduled maturities	547,210
Unamortized debt discount and debt issuance costs	(10,237)
Total debt	$536,973

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6. STOCKHOLDERS’ EQUITY

Our amended and restated articles of incorporation provide that our authorized capital stock will consist of 450,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share. As of  December 31, 2024, we have 41,127,930 shares of common stock and zero shares of preferred stock outstanding.

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

Share Repurchase Program

During 2019, the Board of Directors approved a share repurchase program that will permit the Company to repurchase up to $50.0 million of the Company’s shares of common stock. During the quarter ended  June 30, 2023, the Board approved extending this share buyback program to  August 11, 2025. As of December 31, 2024, $41.7 million of the $50.0 million authorized by the Board of Directors is still available for repurchasing of the Company's shares of common stock.

NOTE 7. WRITE-DOWNS AND OTHER CHARGES

The Consolidated Statements of Operations and Comprehensive Income (Loss) include various transactions, such as loss on disposal or impairment of long-lived assets and fair value adjustments to contingent consideration that have been classified as write-downs and other charges.

During the year ended December 31, 2024, the Company recognized $0.5 million in write-downs and other charges primarily related to the disposal of long-lived assets and impairment of intangible assets (the Company used level 3 fair value inputs based on projected cash flows).

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

NOTE 8. BASIC AND DILUTED INCOME PER SHARE

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

The following table summarizes our basic and diluted income per share (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Numerator:
Net income	$51,645	$428
Net income attributable to participating securities	3,635	37
Net income attributable to common stock	$48,010	$391

Denominator:
Weighted average of common shares outstanding, basic	40,051	38,167
Potential dilutive effect of stock options	84	23
Weighted average of common shares outstanding, diluted	40,135	38,190

Excluded from the calculation of diluted EPS for the  twelve months ended  December 31, 2024 were 568,553 restricted shares, subject to performance vesting conditions that have  not been met yet. Participating securities of 3,039,089 were allocated income in the calculation of EPS for the  twelve months ended  December 31, 2024.

Excluded from the calculation of diluted EPS for the twelve months ended December 31, 2023 were 1,170,509 restricted shares, subject to performance vesting conditions that have not been met yet. Participating securities of 3,595,380 were allocated income in the calculation of EPS for the twelve months ended December 31, 2023.

There were no potentially dilutive securities for the years ended  December 31, 2022 because the Company reported a net loss in the year.

NOTE 9. BENEFIT PLANS

The Company has established a 401(k) defined contribution plan (the “401(k) Plan”) for its employees. The 401(k) Plan allows employees to contribute a portion of their earnings, and the Company may match a percentage of the contributions on a discretionary basis. The expense associated with the 401(k) Plan for the years ended December 31, 2024, 2023 and 2022 was $2.2 million, $2.1 million and $1.8 million, respectively.

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

On  April 28, 2022, the Board of Directors of the Company approved an amendment to the 2018 Plan, as amended by the 2020 Plan Amendment, to increase the number of shares of Common Stock authorized for issuance thereunder from 4,607,389 shares to 9,607,389 shares, an increase of 5,000,000 shares (the “2022 Plan Amendment”), which was approved by the stockholders on  July 1, 2022 at the 2022 Annual Meeting of Stockholders. As a result of the 2022 Plan Amendment, awards that were previously accounted for as liability awards were reclassified to equity as they are expected to be settled with equity. Prior to the 2022 Plan Amendment, there were insufficient shares available to settle the liability awards with equity. As of  December 31, 2024, we had 1,850,990 shares available for issuance.

NOTE 10. STOCK-BASED COMPENSATION

The Company has granted equity or equity-based awards to eligible participants under its incentive plans. The awards include options to purchase the Company’s common stock, restricted stock units and phantom stock units.

We recognize stock-based compensation on a straight-line basis over the total requisite service period for the entire award for the time-based restricted stock units; for the awards with market conditions, we recognize the expense over the service period derived from the related valuation; for the time-based phantom stock units, we concurrently recognize compensation cost over the requisite service period for each separately-vesting tranche using the graded vesting method. These awards include time-based vesting awards as well as awards that include a combination of service and market conditions, as further described below. For the year ended  December 31, 2024, the Company recognized $3.3 million in stock compensation expense associated with restricted stock units, and $5.2 million with phantom stock units.

The following provides the total unrecognized stock-based compensation expense under all programs as of the following dates:

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2024		December 31, 2023
	Unrecognized Compensation Expense (in thousands)	Expected Weighted Average Period to be Recognized (years)	Unrecognized Compensation Expense (in thousands)	Expected Weighted Average Period to be Recognized (years)
Restricted Stock Units	5,606	2.2	2,469	2.4
Phantom Stock Units	5,537	1.4	9,096	2.1

Stock Options

The Company calculates the grant date fair value of stock options that vest over a service period using the Black Scholes model. For stock options and other stock awards that contain a market condition related to the return on investment that the Company’s stockholders achieve or obtaining a certain stock price, the awards are valued using a lattice-based valuation model. The assumptions used in these calculations are the expected dividend yield, expected volatility, risk-free interest rate and expected term (in years). Expected volatilities are based on implied volatilities from comparable companies. The risk-free rate is based on the U.S. Treasury yield curve for a term equivalent to the estimated time to liquidity. There were no options granted during the years ended  December 31, 2024 and December 31, 2023.

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

A summary of the changes in stock options outstanding during the year ended December 31, 2024, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2023	1,158,202	$9.04	1.4	$1,071
Granted	-	$-	-	$-
Exercised	587,363	$6.70	-	$1,623
Canceled or forfeited	-	$-	-	$-
Options outstanding as of December 31, 2024	570,839	$11.45	1.2	$670
Exercisable as of December 31, 2024	570,839	$11.45	1.2	$670

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

In April 2024, the Company granted restricted stock awards that are scheduled to vest three years from the grant date and the number of shares that will vest, varies based on a 20-day average of the stock price ending on the three year anniversary of the grant date (the "Ending Average Price") compared to the average trading price of our common stock for the 20 days beginning on March 15, 2024 (the "Beginning Average Price"). The value of the awards will be $3.2 million if the Ending Average Price is equal to 25% greater than the Beginning Average Price, which is the "Target Share Price." The number of shares to be issued upon vesting will be determined according to a linear interpolation between a minimum of 40% below the Target Share Price in which 60% of the shares will be issued and a maximum of 60% above the Target Share Price in which 160% of the shares will be issued, which maximum numbers of shares is 451,232. These awards are not included in the table below.

A summary of the changes in restricted stock shares outstanding during the year ended December 31, 2024 is as follows:

	Shares Outstanding	Grant Date Fair Value (per share) (1)
Outstanding as of December 31, 2023	1,403,454	$9.88
Granted	383,681	$9.36
Vested	717,392	$8.16
Canceled or forfeited	8,559	$6.28
Outstanding as of December 31, 2024	1,061,184	$9.57

(1) Grant Date Fair Value (per share) reflects incremental fair value of restricted stock units that have previously been modified.

Phantom Stock Units

Phantom stock units are typically eligible to vest in equal installments of 25% on each of the first four anniversaries of the date of the grant, subject to continued employment with the Company or its subsidiaries. In the event of a termination of employment without cause upon or within 12 months following a change in control or as a result of death or disability, any such unvested units shall become vested. The phantom stock units outstanding at  December 31, 2024 may be settled in cash or stock at the Company’s discretion. The phantom stock units that the Company intends to settle in cash are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period. The liability associated with such awards is included in “Accrued Liabilities” within the Consolidated Balance Sheets. All other stock-based awards are classified as equity. Certain phantom stock units are eligible to vest upon the satisfaction of certain performance conditions. Vesting occurs on the first day that the average price per share of our common stock for a specified number of trading days exceeds certain stock prices, subject to continued employment with the Company or its subsidiaries.

A summary of the changes in phantom stock outstanding during the year ended December 31, 2024 is as follows:

	Equity Awards		Liability Awards
	Shares Outstanding	Grant Date Fair Value (per share)	Shares Outstanding	Grant Date Fair Value (per share)
Phantom Stock Outstanding as of December 31, 2023	3,316,062	$6.13	-	$-
Granted	2,975	$8.79	214,692	$11.64
Vested	1,687,066	$6.04	-	$-
Canceled or forfeited	120,311	$6.08	4,276	$11.64
Phantom Stock Outstanding as of December 31, 2024	1,511,660	$6.25	210,416	$11.64

NOTE 11. INCOME TAXES

The components of income (loss) before provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Domestic	$15,274	$(3,417)	$(12,820)
Foreign	3,835	5,130	2,560
Income (loss) before provision for income taxes	$19,109	$1,713	$(10,260)

The income tax (benefit) expense is as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Current:
Federal	$454	$—	$—
State	1,589	902	569
Foreign	242	(1,133)	(1,957)
Total current income tax expense (benefit)	2,285	(231)	(1,388)

Deferred:
Federal	(29,238)	243	(482)
State	(2,395)	35	(123)
Foreign	(3,188)	1,238	(232)
Total deferred income tax (benefit) expense	(34,821)	1,516	(837)

Income tax (benefit) expense	$(32,536)	$1,285	$(2,225)

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The reconciliation of income tax at the federal statutory rate to the actual effective income tax rate (benefit) is as follows:

	Year ended December 31,
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	(21.0)%
Foreign rate differential	1.6%	24.1%	1.5%
State income taxes, net of federal benefit	6.4%	24.5%	6.9%
U.S. tax on foreign income, net of foreign tax credits	(5.4)%	(33.0)%	29.2%
Nondeductible officer compensation	26.5%	40.1%	5.3%
Stock windfall or shortfall	(3.2)%	(24.5)%	4.0%
Other differences	(1.5)%	(4.6)%	(2.9)%
Withholding tax	2.9%	43.2%	4.3%
Research tax credits	(46.6)%	(199.0)%	(15.5)%
Uncertain tax positions	9.9%	(85.8)%	(16.5)%
Valuation allowance	(181.9)%	269.0%	(17.0)%
Effective tax rate	(170.3)%	75.0%	(21.7)%

The components of the net deferred tax assets (liability) consist of the following (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Accrued expenses	$2,390	$2,805
Stock compensation	1,583	6,711
Foreign tax credits	5,233	6,566
Net operating loss carryforwards	6,160	17,179
Research and experimentation	39,678	27,604
Debt	34,418	30,338
Other	4,500	2,266
Total deferred tax assets	93,962	93,469
Valuation allowance	(30,065)	(64,895)
Deferred tax assets, net of valuation allowance	$63,897	$28,574

Deferred tax liabilities:
Prepaid expenses and other	$(1,662)	$(1,055)
Intangible assets, net	(17,981)	(15,567)
Property and equipment, net	(5,500)	(6,598)
Deferred tax liabilities	(25,143)	(23,220)
Deferred tax assets, net	$38,754	$5,354

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company assesses the realizability of its deferred tax assets each reporting period to determine whether a valuation allowance is necessary. A valuation allowance is established when, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

As of December 31, 2024, the Company reassessed the valuation allowance previously recorded against its deferred tax assets. In performing this assessment, the Company considered both positive and negative evidence. Positive evidence includes a sustained trend of profitability in core business operations, evidenced by three consecutive years of cumulative taxable income, the continued utilization of net operating loss carryforwards and tax credits, including foreign tax credits (FTCs) and research and development (R&D) credits and forecasted taxable income that indicates the ability to realize certain deferred tax assets in future periods. Based on this evaluation, the Company determined that sufficient positive evidence exists to support the partial release of the valuation allowance. As such, the Company released $34.8 million of the valuation allowance related to deferred tax assets in the U.S. and certain foreign jurisdictions.

The Company maintains a valuation allowance of $30.1 million against certain deferred tax assets, primarily related to business interest expense carryforwards. Due to the Company’s debt structure and the limitations imposed under Section 163(j) of the Internal Revenue Code, it is not more likely than not that these deferred tax assets will be utilized.

As of December 31, 2024, the Company had $5.2 million of foreign tax credits which, if unused, will expire in years 2026 through 2033. In addition, the Company has $15.5 million of research and development credits which begin to expire in 2027.

The Company has net operating loss (“NOL”) carryforwards for U.S. federal purposes of $7.3 million, in foreign jurisdictions of $13.4 million and various U.S. states of $40.1 million. Utilization of the federal NOL carryforwards are subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the “Code”). U.S. federal NOL carryforwards can be carried forward indefinitely, the U.S. state NOL carryforwards begin to expire in 2033, and certain foreign NOL carryforwards begin to expire in 2031 and the remaining can be carried forward indefinitely.

The Company has claimed research and development (R&D) tax credits based on eligible activities as defined under Section 41 of the Internal Revenue Code. However, due to the inherent complexity of the credit calculations, the Company has identified uncertain tax positions with respect to its R&D credit claims. As of December 31,2024, the Company has accrued $7.8 million in unrecognized tax benefits related to the R&D tax credits. The unrecognized amounts primarily relate to the interpretation of qualifying activities and the allocation of costs between eligible and non-eligible activities, areas where the IRS has historically focused its audits.

The Company had the following activity for unrecognized tax benefits in 2024 and 2023 (amounts in thousands):

	December 31, 2024	December 31, 2023
Balance-beginning of year	$5,754	$5,752
Increases based on tax positions of the current year	943	743
Decreases due to lapse of statute	(168)	(1,018)
Increases based on tax positions of the prior years	1,255	277
Currency translation adjustments	—	—
Balance-end of year	$7,784	$5,754

The Company applies a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes the impact of a tax position in the financial statements when the position is more likely than not of being sustained on audit based on the technical merits of the position.

The total amount of unrecognized tax benefits as of  December 31, 2024, was $7.8 million. Of this amount, $7.8 million if recognized, would be included in our Consolidated Statements of Operations and Comprehensive Loss and have an impact on our effective tax rate. The Company does not anticipate a reduction of its liability for unrecognized tax benefits within the next 12 months.

The Company does not expect to accrue interest or penalties related to these unrecognized tax benefits because sufficient deferred tax assets (DTAs) exist to offset any potential liability that may arise upon resolution.

The Company is subject to taxation and potential examination in the U.S. and various state and foreign jurisdictions. We are subject to examinations in the U.S. for 2021 to 2024 tax years and, generally, we remain subject to examination in various state jurisdiction for 2021 to 2024 tax years. We are subject to examination in Mexico for the 2019 to 2024 tax years and remain subject to possible examination in various other jurisdictions that are not expected to result in material tax adjustments.

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

In the quarter ended  June 30, 2024, we accrued $0.7 million related to this matter as we have entered into settlement discussions with ADOR. This amount represented the bottom end of the range of probable settlement outcomes and at that time, no other amount was more likely to represent the amount for which the matter would settle. In the quarter ended  September 30, 2024, our customer in the state of Alabama agreed to reimburse us in full for any amounts that we pay to the state related to this rental tax. Because of this agreement and our customer's encouragement to pay the tax, we paid the ADOR the full assessment and accrued interest, which totaled $4.0 million. Our customer reimbursed us in full in  September 2024. While we cannot reasonably calculate the amount that ADOR would assess for the revenues subsequent to  August 2019 due to the types of revenues and rates that apply and as no assessment has been made, based solely on the amount assessed for the period from  May 2016 through  August 2019, we estimate that ADOR’s assessment for taxable lease rental payments for subsequent periods through December 31, 2024 would not exceed $3.3 million, excluding interest. We have not accrued any amount related to the subsequent periods and it is not probable of payment. There is no assurance that ADOR will assess our revenues from subsequent periods or that such assessment will not materially differ from our estimate.

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

In  December 2023, we entered into discussions with SAT and the Mexican taxpayer advocate, Procuraduría de la Defensa del Contribuyente, to reach an agreement with SAT regarding its final assessment which we expected to receive during these discussions. The discussions concluded in  January 2024 with no resolution of the matter and with no fixed amount of the potential assessment. In  February 2024, SAT made an assessment of the omitted taxes together with interest, fines, and surcharges of approximately $8.0 million, which has been translated into US dollars at the quarter end exchange rate. We believe that the EGMs qualify under NAFTA and that the documentation we have provided to SAT has been sufficient to demonstrate this qualification. We also believe that SAT has not conducted its audit in compliance with Mexican law and regulations. Therefore, we have filed nullity petitions before the Federal Tax Court in Mexico to invalidate SAT’s resolutions in this matter and as a result, in November 2024, we were required to provide a bank letter of credit and place a deposit of cash in a restricted account for the benefit of SAT should they obtain a ruling against us. The balance of our restricted cash is substantially all related to this deposit.

We have not accrued any amount related to this matter, as we cannot accurately estimate the potential loss within the range of up to $8.0 million, including the possibility of the full reduction of the assessment based on our petitions.

Demand Letters

On  July 1, 2024, we filed a definitive proxy statement (the “proxy statement”) with the SEC, and mailed the proxy statement to our stockholders commencing on  July 1, 2024, relating to the Merger Agreement described in Note 16 below. Since the initial filing of the proxy statement, we have received several demand letters from purported stockholders of the Company challenging certain disclosures in the proxy statement and generally requesting that certain allegedly omitted information be disclosed (collectively, the “Demand Letters”). Purported stockholders have also filed two lawsuits, Fleming v. PlayAGS, Inc. et al., Case No. tc240723-34 (N.Y. Sup. Ct.) and Miller v. PlayAGS, Inc. et al., Case No. tc240724-11 (N.Y. Sup. Ct.), challenging certain disclosures in the proxy statement under New York state law and generally requesting that certain allegedly omitted information be disclosed (the “Complaints”). The Complaints name the Company and the Company’s directors, among others as defendants. While we believe that the disclosures set forth in the proxy statement comply fully with all applicable law and deny the allegations in the Demand Letters and the Complaints, in order to moot plaintiffs’ disclosure claims, avoid nuisance and possible expense and business delays, and provide additional information to our stockholders, we determined to voluntarily supplement certain disclosures in the proxy statement related to the purported stockholders’ claims.

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

In addition to revenue, we believe that Adjusted EBITDA reported to the CODM provides a meaningful measure of our profitability for evaluating our business performance, making budget decisions, and comparing our performance against that of other peer companies using similar measures. The CODM does not receive a report with a measure of total assets of capital expenditures for each reportable segment as this information is not used for the evaluation of segment performance. The CODM assesses the performance of each segment based on Adjusted EBITDA and not based on assets or capital expenditures due to the fact that two of the Company's reportable segments, Table Products and Interactive, are not capital intensive. Any capital expenditure information is provided to the CODM on a consolidated basis. Therefore, the Company has not provided asset and capital expenditure information by reportable segment.

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

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following provides financial information concerning our reportable segments provided to the CODM for the years ended December 31, 2024, 2023, and 2022 (amounts in thousands):

	2024
	EGM	Table Products	Interactive	Total

Gaming Operations	$213,173	$16,682	$21,875	$251,730
Equipment Sales	141,217	1,918	-	143,135
Total Revenues	$354,390	$18,600	$21,875	$394,865

Less Cost of Gaming Operations	$47,474	$2,258	$1,981	$51,713
Less Cost of Equipment Sales	$65,690	$667	$-	$66,357

Less Selling, General and Administrative— Salaries and Benefits	$31,413	$3,312	$1,287	$36,012
Less Research and Development— Salaries and Benefits	46,471	1,822	3,588	51,881
Less Other Expenses and Adjustments to EBITDA (1)	10,620	130	2,867	13,617
Total Operating Expenses and Adjustments to EBITDA (1)	$88,504	$5,264	$7,742	$101,510

Adjusted EBITDA	$152,722	$10,411	$12,152	$175,285

	Write-downs and other charges			$474
	Depreciation and amortization			78,660
	Interest expense, net of interest income and other expense			51,661
	Loss on extinguishment and modification of debt			1,636
	Other adjustments			6,491
	Other non-cash charges			8,789
	Non-cash stock compensation			8,465
	Income before income taxes			$19,109

	2023
	EGM	Table Products	Interactive	Total

Gaming Operations	$213,079	$15,381	$11,777	$240,237
Equipment Sales	113,974	2,325	-	116,299
Total Revenues	$327,053	$17,706	$11,777	$356,536

Less Cost of Gaming Operations	$46,433	$2,084	$1,761	$50,278
Less Cost of Equipment Sales	$54,173	$676	$-	$54,849

Less Selling, General and Administrative— Salaries and Benefits	$32,031	$2,947	$1,809	$36,787
Less Research and Development— Salaries and Benefits	43,734	1,613	2,533	47,880
Less Other Expenses and Adjustments to EBITDA (1)	4,395	594	2,786	7,775
Total Operating Expenses and Adjustments to EBITDA (1)	$80,160	$5,154	$7,128	$92,442

Adjusted EBITDA	$146,287	$9,792	$2,888	$158,967

	Write-downs and other charges			$1,434
	Depreciation and amortization			76,949
	Interest expense, net of interest income and other expense			55,680
	Other adjustments			2,084
	Other non-cash charges			9,843
	Non-cash stock compensation			11,264
	Income before income taxes			$1,713

	2022
	EGM	Table Products	Interactive	Total

Gaming Operations	$199,274	$14,343	$10,185	$223,802
Equipment Sales	85,057	577	-	85,634
Total Revenues	$284,331	$14,920	$10,185	$309,436

Less Cost of Gaming Operations	$39,078	$1,321	$1,801	$42,200
Less Cost of Equipment Sales	$44,301	$171	$-	$44,472

Less Selling, General and Administrative— Salaries and Benefits	$26,091	$2,615	$1,869	$30,575
Less Research and Development— Salaries and Benefits	39,906	1,470	1,284	42,660
Less Other Expenses and Adjustments to EBITDA (1)	7,453	562	2,871	10,886
Total Operating Expenses and Adjustments to EBITDA (1)	$73,450	$4,647	$6,024	$84,121

Adjusted EBITDA	$127,502	$8,781	$2,360	$138,643

	Write-downs and other charges			$1,923
	Depreciation and amortization			75,516
	Interest expense, net of interest income and other expense			39,680
	Loss on extinguishment and modification of debt			8,549
	Other adjustments			2,225
	Other non-cash charges			9,117
	Non-cash stock compensation			11,893
	Loss before income taxes			$(10,260)

(1)	Other expenses and adjustments to EBITDA include operating expense other than payroll-related expenses adjusted for capitalized labor and other non-cash charges and other adjustments described above.

The following provides financial information concerning our operations by geographic area for the years ended December 31, 2024, 2023, and 2022 (amounts in thousands):

	Year ended December 31,
Revenue:	2024	2023	2022
United States	$341,851	$317,549	$272,473
Other	53,014	38,987	36,963
Total Revenue	$394,865	$356,536	$309,436

	Year ended December 31,
Long-lived assets:	2024	2023	2022
United States	$74,094	$71,227	$79,137
Other	9,468	12,269	10,570
Total long-lived assets	$83,562	$83,496	$89,707

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

For the years ended December 31, 2024 and 2023, we did not have any lease agreements with variable lease costs and short-term lease costs. The total costs related to leases with lease terms of twelve months or less were immaterial.

The following table discloses the operating and finance assets and liability balances recorded under ASC 842 as of December 31, 2024 and as of December 31, 2023 (amounts in thousands):

		As of December 31, 2024	As of December 31, 2023
Leases	Classification
Assets
Operating leases	Operating lease assets(1)	$8,256	$9,862
Finance leases	Property and equipment, net(2)	3,155	1,861
Total leased assets, net		$11,411	$11,723

Liabilities
Current:
Operating leases	Accrued liabilities	$2,886	$2,595
Finance leases	Current maturities of long-term debt	838	541
Non-current:
Operating leases	Operating lease liabilities, long-term	6,536	8,636
Finance leases	Long-term debt	2,184	1,276
Total lease liability		$12,444	$13,048

(1) Operating lease assets are recorded net of accumulated amortization of $9.2 million and $7.6 million as of December 31, 2024 and 2023, respectively

(2) Finance lease assets are recorded net of accumulated depreciation of $1.0 million and $0.6 million as of December 31, 2024 and 2023, respectively.

The table below discloses the costs for operating and finance leases for the years ended December 31, 2024, 2023, and 2022 (amounts in thousands):

		Year Ended December 31,
		2024	2023	2022
Operating lease costs	Classification
Operating lease cost - office building	Selling, general and administrative	$2,519	$2,421	$2,411
Operating lease cost - warehouses	Cost of gaming operations (3)	546	546	546
Total Operating Lease cost:		$3,065	$2,967	$2,957

Finance lease cost
Depreciation of leased assets	Depreciation and amortization	$668	$465	$435
Interest on lease liabilities	Interest expense	44	29	18
Total Finance Lease cost:		712	494	453
Total Lease Cost		$3,777	$3,461	$3,410

(3) Subject to capitalization.

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below sets forth the maturity of the operating and financing leases liabilities for five years and thereafter under ASC 842 (amounts in thousands):

	Operating Leases	Financing Leases	Total
Maturity of lease liabilities
2025	$3,380	$895	$4,275
2026	3,469	873	4,342
2027	2,737	794	3,531
2028	704	546	1,250
2029	103	36	139
Thereafter	-	-	-
Total lease payments	$10,393	$3,144	$13,537
Less: interest	971	122	1,093
Present value of lease liabilities	$9,422	$3,022	$12,444

The following table sets forth the weighted average of the lease terms and discount rates for operating and finance leases as of December 31, 2024 and 2023.

	As of December 31, 2024	As of December 31, 2023
Lease term and discount rate
Operating
Weighted average remaining lease term (years)	3.1	3.9
Weighted average discount rate	6.1%	5.6%
Finance Leases
Weighted average remaining lease term (years)	3.1	3.1
Weighted average discount rate	2.3%	2.4%

Other Information

The table below discloses cash paid for the amounts included in the measurement of lease liabilities for the years ended  December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities (in thousands)
Operating cash flows from operating leases	$3,251	$3,103	$2,954
Operating cash flows from finance leases	$44	$29	$18
Financing cash flows from finance leases	$718	$405	$422

NOTE 15. SUBSEQUENT EVENTS

None.

NOTE 16. ACQUISITIONS

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

Consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including but not limited to: (i) the approval of the Merger by a majority of the Company’s stockholders, which was obtained on  August 6, 2024, (ii) expiration or termination of any waiting periods applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 which took place on December 9, 2024, (iii) absence of any legal requirement, order or injunction enjoining or otherwise prohibiting the consummation of the Merger and (iv) receipt of certain gaming regulatory approvals and gaming licenses. The Merger is expected to be completed in the second half of calendar year 2025.

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ITEM 15(a)(2). FINANCIAL STATEMENT SCHEDULES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

PLAYAGS, INC.

(PARENT COMPANY ONLY)

 CONDENSED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$12,886	$6,553
Intercompany Receivables	7	9
Prepaid expenses	43	29
Total current assets	12,936	6,591
Investment in subsidiaries	111,791	68,480
Total assets	$124,727	$75,071

Liabilities and Stockholders’ Equity
Current liabilities
Intercompany payables	$11,992	$7,404
Total current liabilities	11,992	7,404
Total liabilities	11,992	7,404
Stockholders’ equity:
Common stock	410	389
Additional paid-in capital	427,094	417,689
Retained earnings	(306,351)	(353,044)
Accumulated other comprehensive (loss) income	(8,418)	2,633
Total stockholders’ equity	112,735	67,667
Total liabilities and stockholders’ equity	$124,727	$75,071

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

PLAYAGS, INC.

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Year ended December 31,
	2024	2023	2022
Revenue
Intercompany revenue	$-	$-	$-
Total Revenue	—	—	—
Operating expenses
Selling, general and administrative	45	15	18
Total operating expenses	45	15	18
Loss from operations	(45)	(15)	(18)
Other income (expense)
Equity in net income (loss) of subsidiaries	51,275	340	(8,017)
Interest income	415	102	—
Other income (expense)	-	1	—
Income (loss) before income taxes	51,645	428	(8,035)
Income tax expense (benefit)	-	-	-
Net income (loss)	51,645	428	(8,035)
Foreign currency translation adjustment	(11,051)	6,961	1,742
Total comprehensive income (loss)	$40,594	$7,389	$(6,293)

PLAYAGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

PLAYAGS, INC.

(PARENT COMPANY ONLY)

 CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$51,645	$428	$(8,035)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity (income) loss from subsidiaries	(51,275)	(340)	8,017
Changes in assets and liabilities that relate to operations:
Prepaid expenses	(14)	15	(12)
Intercompany payable/receivable	4,590	2,279	1,262
Deposits and other long-term assets	—	—	8
Net cash provided by operating activities	4,946	2,382	1,240
Cash flows from investing activities
Distributions received from subsidiaries	4,952	347	201
Net cash provided by investing activities	4,952	347	201
Cash flows from financing activities
Proceeds from stock option exercises	1,388	—	—
Repurchase of common stock	(4,953)	(347)	(201)
Net cash (used in) provided by financing activities	(3,565)	(347)	(201)
Increase in cash and cash equivalents	6,333	2,382	1,240
Cash and cash equivalents, beginning of period	6,553	4,171	2,931
Cash and cash equivalents, end of period	$12,886	$6,553	$4,171

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

NOTE 3 - CASH FLOW STATEMENT SUPPLEMENTAL DISCLOSURES

The Parent Company charged $8.0 million and $11.3 million of stock-based compensation to additional paid-in capital during the years ended December 31, 2024 and 2023, respectively, the expense for which was contributed to the Parent Company’s subsidiaries that employ the employee recipients of the share-based awards.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Tax-related valuation allowance (amounts in thousands)	Balance at the Beginning of Period	Charged to Tax Expense/(Benefit)	Purchase Accounting Adjustments	Impact of Foreign Currency Exchange Rate	Balance at the End of Period
Year ended December 31, 2024	$64,895	$(34,765)	$-	$(65)	$30,065
Year ended December 31, 2023	$60,114	$4,610	$-	$171	$64,895
Year ended December 31, 2022	$62,233	$(1,740)	$-	$(379)	$60,114

ITEM 16. FORM 10–K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYAGS, INC.

Date:	March 6, 2025	By:	/s/ KIMO AKIONA
		Name:	Kimo Akiona
		Title:	Chief Financial Officer, Chief Accounting Officer and Treasurer, (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID LOPEZ	Chief Executive Officer, President and Director	March 6, 2025
David Lopez	(Principal Executive Officer)

/s/ KIMO AKIONA	Chief Financial Officer, Chief Accounting Officer and Treasurer	March 6, 2025
Kimo Akiona	(Principal Financial and Accounting Officer)

/s/ YVETTE E. LANDAU	Director	March 6, 2025
Yvette E. Landau

/s/ ADAM CHIBIB	Director	March 6, 2025
Adam Chibib

/s/ GEOFF FREEMAN	Director	March 6, 2025
Geoff Freeman

/s/ ANNA MASSION	Director	March 6, 2025
Anna Massion

/s/ DAVID FARAHI	Director	March 6, 2025
David Farahi