Form 10-Q
period 2025-03-31
PlayAGS, Inc.
filed 2025-05-08
CIK 1593548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarter ended March 31, 2025

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of May 5, 2025, there were 41,505,492 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements include any statements that address future results or occurrences. In some cases you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “would,” “should,” “could” or the negatives thereof. Generally, the words “anticipate,” “believe,” “continue,” “expect,” “intend,” “estimate,” “project,” “plan” and similar expressions identify forward-looking statements. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained elsewhere in this Quarterly Report on Form 10-Q as well as those discussed under “Item 1. Business” and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year-ended December 31, 2024 are forward-looking statements. These forward-looking statements include statements that are not historical facts, including statements concerning our possible or assumed future actions and business strategies. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, many of which are outside of our control, which could cause our actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. Given the risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements are made only as of the date of this Quarterly Report. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments unless required by federal securities law. New factors emerge from time to time, and it is not possible for us to predict all such factors.

Unless the context indicates otherwise, or unless specifically stated otherwise, references to the “Company”, “PlayAGS”, “AGS”, “we”, “our” and “us” refer to PlayAGS, Inc. and its consolidated subsidiaries.

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLAYAGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$39,477	$38,308
Restricted cash	8,944	8,794
Accounts receivable, net of allowance for credit losses $885 and $997, respectively	87,184	85,962
Inventories	32,068	32,666
Prepaid expenses	7,663	6,680
Deposits and other	4,884	5,273
Total current assets	180,220	177,683
Property and equipment, net	82,363	80,145
Goodwill	286,801	286,504
Intangible assets, net	110,112	114,833
Deferred tax asset, net	38,562	38,754
Operating lease assets, net	7,642	8,256
Other assets	3,981	3,417
Total assets	$709,681	$709,592

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,235	$7,274
Accrued liabilities	32,581	33,993
Current maturities of long-term debt	6,605	6,588
Total current liabilities	45,421	47,855
Long-term debt	529,396	530,385
Operating lease liabilities, long-term	5,777	6,536
Other long-term liabilities	11,712	12,081
Total liabilities	592,306	596,857
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock at $0.01 par value; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value; 450,000,000 shares authorized at March 31, 2025 and at December 31, 2024; and 41,449,136 and 41,127,930 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	414	410
Additional paid-in capital	428,924	427,094
Accumulated deficit	(305,025)	(306,351)
Accumulated other comprehensive loss	(6,938)	(8,418)
Total stockholders’ equity	117,375	112,735
Total liabilities and stockholders’ equity	$709,681	$709,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

 (unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues
Gaming operations	$64,939	$62,060
Equipment sales	29,886	33,913
Total revenues	94,825	95,973
Operating expenses
Cost of gaming operations(1)	13,051	12,074
Cost of equipment sales(1)	14,199	15,656
Selling, general and administrative	18,005	18,110
Research and development	13,244	10,918
Write-downs and other charges	558	(24)
Depreciation and amortization	19,185	19,439
Total operating expenses	78,242	76,173
Income from operations	16,583	19,800
Other expense (income)
Interest expense	12,117	13,980
Interest income	(599)	(685)
Loss on extinguishment and modification of debt	-	1,636
Other expense (income)	430	(137)
Income before income taxes	4,635	5,006
Income tax expense	(1,424)	(661)
Net income	3,211	4,345
Foreign currency translation adjustment	1,480	922
Total comprehensive income	$4,691	$5,267

Basic and diluted income per common share:
Basic	$0.07	$0.11
Diluted	$0.07	$0.10
Weighted average common shares outstanding:
Basic	41,266	39,205
Diluted	41,336	39,346

(1) exclusive of depreciation and amortization

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

 (unaudited)

	Shares (#)	Common Stock ($)	Additional Paid-in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Income ($)	Total Stockholders’ Equity ($)
Balance at January 1, 2024	38,947,674	389	417,689	(353,044)	2,633	67,667
Net income	-	-	-	4,345	-	4,345
Foreign currency translation adjustment	-	-	-	-	922	922
Stock-based compensation expense	-	-	2,106	-	-	2,106
Vesting of restricted stock	675,216	7	(7)	-	-	-
Stock option exercises	7,773	-	50	-	-	50
Repurchase of common stock	(251,958)	(3)	3	(2,151)	-	(2,151)
Balance at March 31, 2024	39,378,705	393	419,841	(350,850)	3,555	72,939

	Shares (#)	Common Stock ($)	Additional Paid-in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Total Stockholders’ Equity ($)
Balance at January 1, 2025	41,127,930	410	427,094	(306,351)	(8,418)	112,735
Net income	-	-	-	3,211	-	3,211
Foreign currency translation adjustment	-	-	-	-	1,480	1,480
Stock-based compensation expense	-	-	1,377	-	-	1,377
Vesting of restricted stock	418,638	4	(4)	-	-	-
Stock option exercises	54,700	1	456	-	-	457
Repurchase of common stock	(152,132)	(1)	1	(1,885)	-	(1,885)
Balance at March 31, 2025	41,449,136	414	428,924	(305,025)	(6,938)	117,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAYAGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$3,211	$4,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,185	19,439
Accretion of contract rights under development agreements and placement fees	1,475	1,576
Amortization of deferred loan costs and discount	603	597
Write-off of deferred loan costs and discount	-	742
Stock-based compensation expense	2,097	2,106
Provision for bad debts	188	137
Loss (gain) on disposition of long-lived assets	376	(44)
Impairment of assets	266	20
Provision for deferred income tax	387	270
Changes in assets and liabilities related to operations:
Accounts receivable	(577)	(2,357)
Inventories	2,177	1,025
Prepaid expenses	(976)	(1,230)
Deposits and other	395	592
Other assets, non-current	(67)	784
Accounts payable and accrued liabilities	(2,187)	(1,677)
Net cash provided by operating activities	26,553	26,325
Cash flows from investing activities
Software development and other expenditures	(6,681)	(5,852)
Proceeds from disposition of assets	83	12
Purchases of property and equipment	(13,227)	(9,432)
Net cash used in investing activities	(19,825)	(15,272)
Cash flows from financing activities
Repayment of first lien credit facilities	(1,438)	(16,438)
Payment of financed placement fee obligations	(1,531)	(1,441)
Proceeds from stock option exercise	457	50
Payment of deferred loan costs	-	(5)
Payment on finance leases and other obligations	(1,023)	(2,177)
Repurchase of stock	(1,885)	(1,655)
Net cash used in financing activities	(5,420)	(21,666)
Effect of exchange rates on cash, cash equivalents and restricted cash	11	15
Net increase (decrease) in cash, cash equivalents and restricted cash	1,319	(10,598)
Cash, cash equivalents and restricted cash, beginning of period	47,102	51,180
Cash, cash equivalents and restricted cash, end of period	$48,421	$40,582

Supplemental cash flow information
Non-cash investing and financing activities:
Leased assets obtained in exchange for new finance lease liabilities	$259	$84
Property and equipment obtained in exchange for new other long-term liability	$-	$392

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

Table Products

Our Table Products include both internally developed and acquired proprietary table products, side-bets, progressives, and table technology related to blackjack, poker, baccarat, craps and roulette. We have acquired a number of popular proprietary brands, including In Bet Gaming, Buster Blackjack, Double Draw Poker and Criss Cross Poker that are based on traditional well-known public domain games such as blackjack and poker; however, these proprietary games provide intriguing betting options that offer more excitement and greater volatility to the player, ultimately enhancing our casino customers’ profitability. In addition, we offer a single deck card shuffler for poker tables, Dex S, as well as our second shuffler, the Pax S single-deck shuffler.

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain disclosures required by generally accepted accounting principles (“GAAP”) are omitted or condensed in these condensed consolidated financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) that are necessary for a fair statement of the Company's financial position, results of operations and cash flows for the interim periods have been made. The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

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

The following table disaggregates our revenues by type within each of our segments (amounts in thousands):

	Three Months Ended March 31,
	2025	2024

EGM
Gaming operations	$53,428	$53,799
Equipment sales	29,175	33,452
Total	$82,603	$87,251

Table Products
Gaming operations	$4,242	$4,105
Equipment sales	711	461
Total	$4,953	$4,566

Interactive
Gaming Operations	$7,269	$4,156
Total	$7,269	$4,156

Total Revenue	$94,825	$95,973

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

Restricted Cash

Restricted cash amounts are primarily comprised of a deposit of cash in a restricted account related to the North American Free Trade Agreement ("NAFTA") issue described in Note. 12 "Commitment and Contingencies" below and to a lesser extent funds held in escrow as collateral for the Company’s surety bonds for various gaming authorities.

Receivables, Allowance for Credit Losses

Management estimates the allowance for expected credit losses balance using relevant available information from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in the current environmental economic conditions and reasonable and supportable forecast. The allowance for expected credit losses on financial instruments is measured on a collective (pool) basis when similar risk characteristics exist. The financial instruments that do not share risk characteristics, such as receivables related to development agreements, are evaluated on an individual basis. Expected credit losses are estimated over the contractual term of the related financial instruments, adjusted for expected prepayments when appropriate, based on a historical model that includes periodic write-offs, recoveries, and adjustments to the reserve. Historically, the identified portfolio segments have shared low collectability risk with immaterial write-off amounts. The Company made an accounting policy election not to present the accrued interest receivable balance on a separate statement of financial position line item. Accrued interest receivable is reported within the respective receivables line items on the condensed consolidated balance sheet.

For the period ended  March 31, 2025, there was no material activity in allowance for credit losses.

Inventories

Inventories consist primarily of parts and supplies that are used to repair and maintain machinery and equipment as well as EGMs, shufflers, and progressive products in production and finished goods held for sale. Inventories are stated at net realizable value. Cost of inventories is determined using the first-in, first-out method for all components of inventory. The Company regularly reviews inventory quantities and updates estimates for the net realizable value of inventories. This process includes examining the carrying values of parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose). Some of the factors involved in this analysis include the overall levels of the inventories, the current and projected sales levels for such products, the projected markets for such products and the costs required to sell the products, including refurbishment costs. Changes in the assumptions or estimates could materially affect the inventory carrying value. As of  March 31, 2025 and December 31, 2024, the value of raw material inventory was $29.1 million and $25.0 million, respectively. As of  March 31, 2025 and December 31, 2024, the value of finished goods inventory was $3.0 million and $7.6 million, respectively. There was no work in process material as of  March 31, 2025 and December 31, 2024.

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

Costs of Capitalized Computer Software

Capitalized software development costs represent the Company’s internal costs to develop gaming titles to utilize on the Company’s gaming machines. Such costs are stated at cost and amortized over the estimated economic lives of the software. Software development costs are capitalized once technological feasibility has been established and are amortized when the software is available for general release. The gaming software we develop reaches technological feasibility when a working model of the gaming software is available. Any subsequent software maintenance costs, such as bug fixes and subsequent testing, are expensed as incurred. Discontinued software development costs are written off when the determination to discontinue is made. Software development costs are amortized over the expected life of the title or group of titles, if applicable, to amortization expense within the condensed consolidated statements of operations.

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

Acquisition Accounting

The Company applies the provisions of ASC 805, “Business Combinations” (ASC 805), in accounting for business acquisitions. It requires us to recognize separately from goodwill the fair value of assets acquired and liabilities assumed on the acquisition date. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Significant estimates and assumptions are required to value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable. These estimates are inherently uncertain and subject to refinement and typically include the calculation of an appropriate discount rate and projection of the cash flows associated with each acquired asset. As a result, during the measurement period, which  may be up to one year from the acquisition date, we  may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the condensed consolidated statements of operations.

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

  The carrying values of the Company’s cash and cash equivalents, restricted cash, receivables, accounts payable and accrued liabilities approximate fair value because of the short term maturities of these instruments. The fair value of our long-term debt is based on the quoted market prices for similar instruments   (Level 2 inputs). The following table presents the estimated fair value of our long-term debt as of  March 31, 2025 and  December 31, 2024 (in thousands):

	March 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term Debt	$545,720	$548,433	$547,210	$551,019

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

We apply the accounting guidance to our uncertain tax positions and under the guidance, we  may recognize a tax benefit from an uncertain position only if it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the issue. The amount recognized in the condensed consolidated financial statements is the largest benefit that we believe has greater than a 50% likelihood of being realized upon settlement.

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

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated into U.S. dollars at the period end rate of exchange for asset and liability accounts and the weighted average rate of exchange for income statement accounts. The effects of these translations are recorded as a component of accumulated other comprehensive loss in stockholders’ equity.

Research and Development

Research and development costs are related primarily to software product development costs and are expensed as incurred until technological feasibility has been established. Employee related costs associated with product development are included in research and development.

Recently Adopted Accounting Pronouncement

We have not adopted any new accounting pronouncements in the current period and there has not been any other recently issued accounting guidance that will have a significant effect on our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In  November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The update was issued to improve the disclosure of a public business entity's expenses as well as to respond to investor requests for more detailed information regarding the types of expenses in commonly presented captions. The amendments in this update are effective for annual reporting periods beginning after  December 15, 2026, and interim reporting periods beginning after  December 15, 2027. The Company is currently evaluating the provisions of the amendments, however, we do not anticipate the impact to be material.

In  December 2023, the FASB issued ASU No. 2023-09, Income Taxes ("Topic 740"): Improvements to Income Tax Disclosures. The amendments within No. 2023-09 addresses the requests of investors, lenders, creditors, and other allocators of capital for more transparency regarding income tax information primarily related to the rate reconciliation and income taxes paid information. Further amendments within this update also aim to improve the effectiveness of income tax disclosures. The amendments in this update apply to all entities that are subject to Topic 740, Income Taxes. For public business entities, the amendments in this update are effective for annual periods beginning after  December 15, 2024. We do not anticipate the provisions of the amendments to have a significant effect on our financial statements.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Gaming equipment	$277,245	$271,406
Other property and equipment	29,991	28,708
Less: Accumulated depreciation	(224,873)	(219,969)
Total property and equipment, net	$82,363	$80,145

Gaming equipment and other property and equipment are depreciated over the respective useful lives of the assets ranging from one to five years. Depreciation expense was $9.4 million and $10.1 million for the three months ended March 31, 2025 and 2024, respectively.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 3. GOODWILL AND INTANGIBLES

Changes in the carrying amount of goodwill are as follows (in thousands):

	Gross Carrying Amount
	EGM	Table Products	Interactive(1)	Total
December 31, 2024	$277,453	$9,051	$-	$286,504
Foreign currency adjustments	297	-	-	297
Balance at March 31, 2025	$277,750	$9,051	$-	$286,801

(1) As of March 31, 2025, accumulated goodwill impairment charges for the Interactive segment taken prior to December 31, 2024 were $8.4 million.

Intangible assets consist of the following (in thousands):

		March 31, 2025			December 31, 2024
	Useful Life	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	(years)	Value	Amortization	Value	Value	Amortization	Value
Indefinite-lived trade names	Indefinite	$12,126	$-	$12,126	$12,126	-	$12,126
Trade and brand names	3 - 10	14,060	(13,921)	139	14,060	(13,906)	154
Customer relationships	5 - 12	219,235	(194,101)	25,134	218,959	(191,528)	27,431
Contract rights under development and placement fees	1 - 7	40,149	(34,946)	5,203	40,053	(33,472)	6,581
Gaming software and technology platforms	3 - 10	258,212	(194,666)	63,546	251,703	(187,501)	64,202
Intellectual property	3 - 10	21,856	(17,892)	3,964	21,856	(17,517)	4,339
Total intangible assets		$565,638	$(455,526)	$110,112	$558,757	$(443,924)	$114,833

Intangible assets are amortized over their respective estimated useful lives ranging from one to twelve years. Amortization expense related to intangible assets was $9.8 million and $9.4 million for the three months ended March 31, 2025 and 2024, respectively.

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

For development agreements in the form of a loan, interest income is recognized on the repayment of the notes based on the stated rate or, if not stated explicitly in the development agreement, on an imputed interest rate. If the stated interest rate is deemed to be other than a market rate or zero, a discount is recorded on the note receivable as a result of the difference between the stated and market rate and a corresponding intangible asset is recorded. The intangible asset is recognized in the condensed consolidated financial statements as a contract right under development agreement and amortized as a reduction in revenue over the term of the agreement. Placement fees can be in the form of cash paid upfront or free lease periods and are accreted over the life of the contract and the expense is recorded as a reduction of revenue. We recorded a reduction of gaming operations revenue from the accretion of contract rights under development agreements and placement fees of $1.5 million and $1.6 million for the three months ended March 31, 2025 and 2024, respectively.

NOTE 4. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Salary and payroll tax accrual	$12,474	$12,375
Taxes payable	2,699	3,366
Current portion of operating lease liability	2,961	2,886
License fee obligation	1,800	1,800
Placement fees payable	1,587	3,086
Deferred revenue	2,806	3,409
Accrued other	8,254	7,071
Total accrued liabilities	$32,581	$33,993

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 5. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31, 2025	December 31, 2024
First Lien Credit Facilities:
Term loans, net of unamortized discount and deferred loan costs of $9.7 million at March 31, 2025 and $10.2 million at December 31, 2024; interest at SOFR, subject to a 0.75% floor plus 3.75% (at March 31, 2025) and 0.75% floor plus 3.75% (at December 31, 2024): 8.1% at March 31, 2025 and 8.1% at December 31, 2024.	$533,031	$533,951
Finance leases	2,970	3,022
Total debt	536,001	536,973
Less: Current portion	(6,605)	(6,588)
Long-term debt	$529,396	$530,385

First Lien Credit Facilities

On  February 15, 2022, AP Gaming I, LLC (the “Borrower”), a Delaware limited liability company and wholly owned indirect subsidiary of the Company and AP Gaming Holdings, LLC, a Delaware limited liability company and wholly owned indirect subsidiary of the Company (“Holdings”) entered into the Amended Credit Agreement (the "Amended Credit Agreement") with certain of the Borrower’s subsidiaries, the lenders party thereto and Jefferies Finance LLC, as administrative agent (the "Administrative Agent"). The Amended Credit Agreement amends and restates the existing credit agreement, among the Borrower, Holdings, the lenders party thereto from time to time, the Administrative Agent and the other parties named therein.

The Borrower is a direct subsidiary of Holdings, which is a direct subsidiary of AP Gaming, Inc., which is a direct subsidiary of the Company. These entities between the Borrower and the Company are holding companies with no other operations, cash flows, material assets or liabilities other than the equity interests in the Borrower.

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

On  February 5, 2024, the Borrower and Holdings, entered into an amendment (the “Seventh Amendment”) to amend that certain First Lien Credit Agreement, dated as of  June 6, 2017 (as amended on  December 6, 2017, as amended and restated on  February 7, 2018, as amended and restated as of  October 5, 2018, as amended as of  August 30, 2019, as amended and restated on  May 1, 2020, as amended as of  August 4, 2021, as amended and restated as of  February 15, 2022), among the Borrower, Holdings, the lenders party thereto from time to time, Jefferies Finance LLC, as administrative agent, and the other parties named therein (as so amended, the “Amended First Lien Credit Agreement”).

Among other things, the Seventh Amendment (i) removes the credit spread adjustment with respect to term loan borrowings in Term SOFR (as defined in the Amended First Lien Credit Agreement) and (ii) reduces the Applicable Margin (as defined in the Amended First Lien Credit Agreement) on the Borrower’s existing term loan to 3.75% for Term SOFR borrowings and 2.75% for adjusted base rate (as defined in the Amended First Lien Credit Agreement) borrowings. Additionally, in conjunction with entry into the Seventh Amendment, the Company elected to repay $15 million of its total debt outstanding.

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

As of March 31, 2025, there were no required financial covenants for our debt instruments.

Finance Leases

The Company has entered into leases for vehicles and equipment that are accounted for as finance leases.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 6. STOCKHOLDERS’ EQUITY

Our amended and restated articles of incorporation provide that our authorized capital stock will consist of 450,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share. As of March 31, 2025, we have 41,449,136 shares of common stock and zero shares of preferred stock outstanding.

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

Share repurchase program

During 2019, the Board of Directors (the "Board") approved a share repurchase program that will permit the Company to repurchase up to $50.0 million of the Company’s shares of common stock. During the quarter ended  June 30, 2023, the Board approved extending this share buyback program to  August 11, 2025. As of March 31, 2025, $39.8 million of the $50.0 million authorized by the Board is still available for repurchasing of the Company's shares of common stock.

NOTE 7. WRITE-DOWNS AND OTHER CHARGES

The condensed consolidated statements of operations and comprehensive income include various transactions, such as loss on disposal or impairment of long-lived assets and fair value adjustments to contingent consideration that have been classified as write-downs and other charges.

During the three months ended  March 31, 2025, the Company recognized $0.6 million in write-downs and other charges primarily related to the disposal of long-lived assets and the impairment of intangible assets (the Company used level 3 fair value inputs based on projected cash flows). During the three months ended  March 31, 2024, the Company did not recognize any meaningful write-downs and other charges.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 8. BASIC AND DILUTED INCOME

The Company computes net income per share in accordance with accounting guidance that requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the condensed consolidated statement of operations and comprehensive income. Basic EPS is computed by dividing net income attributable to common stock for the period by the weighted average number of shares outstanding during the period. Basic EPS includes common stock weighted for average number of shares issued during the period. Diluted EPS is computed by dividing net income attributable to common stock for the period by the weighted average number of common shares outstanding during the period, increased by potentially dilutive common shares that were outstanding during the period. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. Potentially dilutive common shares include stock options and restricted stock (see Note 10. "Stock-Based Compensation").

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Numerator:
Net income	$3,211	$4,345
Less: Net income attributable to participating securities	$175	$326
Net income attributable to common stock	$3,036	$4,019

Denominator:
Weighted average of common shares outstanding, basic	41,266	39,205
Potential dilutive effect of stock options	70	141
Weighted average of common shares outstanding, diluted	41,336	39,346

Excluded from the calculation of diluted EPS for the three months ended  March 31, 2025 were 425,286 restricted shares, subject to performance vesting conditions that have not been met yet. Participating securities of 2,378,770 were allocated to income in the calculation of EPS for the three months ended  March 31, 2025.

NOTE 9. BENEFIT PLANS

The Company has established a 401(k) plan (the “401(k) Plan”) for its employees. The 401(k) Plan allows employees to contribute a portion of their earnings, and the Company may match a percentage of the contributions on a discretionary basis. The expense associated with the 401(k) Plan for the three months ended March 31, 2025 and 2024 was $0.6 million each.

On  April 28, 2014, the Board approved the 2014 Long-Term Incentive Plan (“LTIP”). Under the LTIP, the Company is authorized to grant nonqualified stock options, rights to purchase shares of common stock, restricted stock, restricted stock units and other awards to be settled in, or based upon, shares of common stock to persons who are directors and employees of and consultants to the Company or any of its subsidiaries on the date of the grant. In  April 2024, the LTIP was terminated and any remaining awards that were available for grant in the LTIP were cancelled. The LTIP remains active as to previously granted awards until such time that the awards vest, or are exercised in the case of stock options.

On  January 16, 2018, the Board adopted and our stockholders approved the 2018 Omnibus Incentive Plan (the “2018 Plan”) pursuant to which equity-based and cash incentives  may be granted to participating employees, directors and consultants. On  May 8, 2020, the Board approved an amendment to the 2018 Plan to increase the number of shares of Common Stock authorized for issuance thereunder from 1,607,389 shares to 4,607,389 shares, an increase of 3,000,000 shares (the “2020 Plan Amendment”), which was approved by the stockholders on  July 1, 2020 at the 2020 Annual Meeting of Stockholders.

On  April 28, 2022, the Board approved an amendment to the 2018 Plan, as amended by the 2020 Plan Amendment, to increase the number of shares of Common Stock authorized for issuance thereunder from 4,607,389 shares to 9,607,389 shares, an increase of 5,000,000 shares (the “2022 Plan Amendment”), which was approved by the stockholders on  July 1, 2022 at the 2022 Annual Meeting of Stockholders. As a result of the 2022 Plan Amendment, awards that were previously accounted for as liability awards were reclassified to equity as they are expected to be settled with equity. Prior to the 2022 Plan Amendment, there were insufficient shares available to settle the liability awards with equity. As of March 31, 2025, we had 1,753,135 shares available for issuance.

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

The following provides the total unrecognized stock-based compensation expense under all programs as of the following dates:

	March 31, 2025		March 31, 2024
	Unrecognized Compensation Expense (in thousands)	Expected Weighted Average Period to be Recognized (years)	Unrecognized Compensation Expense (in thousands)	Expected Weighted Average Period to be Recognized (years)
Stock Options	-	-	-	-
Restricted Stock Units	4,872	2.0	2,231	2.3
Phantom Stock Units	4,237	1.3	7,535	2.0

Stock Options

The Company calculates the grant date fair value of stock options that vest over a service period using the Black Scholes model. For stock options and other stock awards that contain a market condition related to the return on investment that the Company’s stockholders achieve or obtaining a certain stock price, the awards are valued using a lattice-based valuation model. The assumptions used in these calculations are the expected dividend yield, expected volatility, risk-free interest rate and expected term (in years). Expected volatilities are based on implied volatilities from comparable companies. The risk-free rate is based on the U.S. Treasury yield curve for a term equivalent to the estimated time to liquidity. There were no options granted during the three months ended March 31, 2025 and 2024.

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

All other option awards, comprised of Tranche B and Tranche C, are eligible to vest upon the satisfaction of certain performance conditions (collectively, “Performance Options”). These performance conditions included the achievement of investor returns or common stock trading prices. These performance conditions were achieved in October 2018 for all Performance Options that have been granted and there are currently 77,974 Performance Options exercisable and outstanding.

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

A summary of the changes in stock options outstanding during the three months ended March 31, 2025, is as follows:

Number of Options
Options outstanding as of December 31, 2024	570,839
Granted	-
Exercised	120,458
Canceled or forfeited	-
Options outstanding as of March 31, 2025	450,381
Options exercisable as of March 31, 2025	450,381

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

In April 2024, the Company granted restricted stock awards that are scheduled to vest in three years from the grant date and the number of shares that will vest, varies based on a 20-day average of the stock price ending on the three year anniversary of the grant date (the "Ending Average Price") compared to the average trading price of our common stock for the 20 days beginning on March 15, 2024 (the "Beginning Average Price"). The value of the awards will be $3.2 million if the Ending Average Price is equal to 25% greater than the Beginning Average Price, which is the "Target Share Price". The number of shares to be issued upon vesting will be determined according to a linear interpolation between a minimum of 40% below the Target Share Price in which 60% of the shares will be issued and a maximum of 60% above the Target Share Price in which 160% of the shares will be issued. The maximum number of shares that can be issued is 451,232. These awards are not included in the table below.

A summary of the changes in restricted stock units outstanding during the three months ended March 31, 2025, is as follows:

Shares Outstanding
Restricted Stock Units Outstanding as of December 31, 2024	1,061,184
Granted	4,125
Vested	318,588
Canceled or forfeited	-
Restricted Stock Units Outstanding as of March 31, 2025	746,721

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

A summary of the changes in phantom stock units outstanding during the three months ended March 31, 2025 is as follows:

	Equity Awards Shares Outstanding	Liability Awards Shares Outstanding
Phantom Stock Outstanding as of December 31, 2024	1,511,660	210,416
Granted	-	-
Vested	93,730	-
Canceled or forfeited	24,721	3,589
Phantom stock outstanding as of March 31, 2025	1,393,209	206,827

PLAYAGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 11. INCOME TAXES

The Company's effective income tax rate for the three months ended March 31, 2025, was an expense of 30.7%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended  March 31, 2025, is primarily due to lapse of statute for certain foreign tax attributes, net of tax credits. The Company's effective income tax rate for the three months ended  March 31, 2024, was an expense of 13.2%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended  March 31, 2024, is primarily due to changes in our valuation allowance on deferred tax assets.

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

On  January 17, 2023, the Company, Mr. Lopez, and Mr. Akiona filed an answer to the remaining claim, along with a motion to temporarily stay discovery and a motion for judgment on the pleadings, arguing that the legal findings contained in the Court’s  December 2, 2022 decision require dismissal of the scheme liability claim as well and termination of the action. Those motions were fully briefed as of  March 22, 2023. On  March 23, 2023, the Court decided the motion to temporarily stay discovery in favor of the defendants, holding that all discovery was stayed pending resolution of the motion for judgment on the pleadings. On  February 13, 2024, the Court granted the motion for judgment on the pleadings and dismissed the securities class action in full with prejudice. On  March 14, 2024, Plaintiff's filed a notice of appeal, and the parties briefed that appeal in the spring and summer of 2024. On March 4, 2025, the Ninth Circuit heard oral argument on the appeal, and on March 27, 2025 the Ninth Circuit issued a memorandum order affirming the lower Court’s dismissal of all claims with prejudice. Plaintiff-Appellant has indicated that it intends to petition for rehearing en banc. The Company, Mr. Lopez, and Mr. Akiona will continue to defend vigorously against these claims, but there can be no assurances as to the outcome. At this time, we are unable to estimate the probability or the amount of liability, if any, related to the securities class action matter.

Derivative Shareholder Lawsuit

On  March 18, 2022, a shareholder derivative lawsuit was filed in the Court by putative stockholder, Manjan Chowdhury, allegedly on behalf of the Company, that piggy-backs on the consolidated securities class action referenced above and is currently pending before the Court. The derivative complaint names David Lopez, Kimo Akiona, and members of the Board as defendants, and generally alleges that they breached their fiduciary duties by causing or failing to prevent the same allegedly false and misleading statements asserted in the securities class action. The derivative complaint also alleges claims for contribution against Mr. Lopez and Mr. Akiona under Sections 10(b) and 21D of the Exchange Act. On  June 9, 2022, the Court stayed the derivative action, pursuant to a stipulation between the parties, pending resolution of the motion to dismiss the consolidated securities class action. On  January 27, 2023, the Court ordered that the derivative action remain stayed pending resolution of the motion for judgment on the pleadings in the securities class action, and on December 18, 2024, the Court ordered that the derivative action remain stayed pending final resolution of plaintiff’s appeal of the dismissal of the securities class action. The Company and the individual defendants intend to defend vigorously against these claims, but there can be no assurances as to the outcome.

At this time, we are unable to estimate the probability or the amount of liability, if any, related to the securities class action or the shareholder derivative matter.

North American Free Trade Agreement

In  May 2023, we obtained the initial results of an audit conducted by Servicio de Administracion Tributaria (“SAT”) regarding the compliance of our EGMs imported into Mexico with the requirements of NAFTA. SAT has concluded that EGMs we imported during certain periods do not comply with their documentation standards to demonstrate compliance with NAFTA and that therefore certain taxes were omitted when the machines were imported.

In  December 2023, we entered into discussions with SAT and the Mexican taxpayer advocate, Procuraduría de la Defensa del Contribuyente, to reach an agreement with SAT regarding its final assessment which we expected to receive during these discussions. The discussions concluded in  January 2024 with no resolution of the matter and with no fixed amount of the potential assessment. In  February 2024, SAT made an assessment of the omitted taxes together with interest, fines, and surcharges of approximately $8.2 million, which has been translated into US dollars at the quarter end exchange rate. We believe that the EGMs qualify under NAFTA and that the documentation we have provided to SAT has been sufficient to demonstrate this qualification. We also believe that SAT has not conducted its audit in compliance with Mexican law and regulations. Therefore, we have filed nullity petitions before the Federal Tax Court in Mexico to invalidate SAT’s resolutions in this matter and as a result, in  November 2024, we were required to provide a bank letter of credit and place a deposit of cash in a restricted account for the benefit of SAT should they obtain a ruling against us. The balance of our restricted cash is substantially all related to this deposit.

We have not accrued any amount related to this matter, as we cannot accurately estimate the potential loss within the range of up to $8.2 million, including the possibility of the full reduction of the assessment based on our petitions.

Demand Letters

On  July 1, 2024, we filed a definitive proxy statement (the “proxy statement”) with the SEC, and mailed the proxy statement to our stockholders commencing on  July 1, 2024, relating to the Merger Agreement described in Note 16 below. Since the initial filing of the proxy statement, we have received several demand letters from purported stockholders of the Company challenging certain disclosures in the proxy statement and generally requesting that certain allegedly omitted information be disclosed (collectively, the “Demand Letters”). Purported stockholders have also filed two lawsuits, Fleming v. PlayAGS, Inc. et al., and Miller v. PlayAGS, Inc. et al., challenging certain disclosures in the proxy statement under New York state law and generally requesting that certain allegedly omitted information be disclosed (the “Complaints”). The Complaints name the Company and the Company’s directors, among others as defendants. While we believe that the disclosures set forth in the proxy statement comply fully with all applicable law and deny the allegations in the Demand Letters and the Complaints, in order to moot plaintiffs’ disclosure claims, avoid nuisance and possible expense and business delays, and provide additional information to our stockholders, we determined to voluntarily supplement certain disclosures in the proxy statement related to the purported stockholders’ claims.

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

In addition to revenue, we believe that Adjusted EBITDA reported to the CODM provides a meaningful measure of our operating profitability for evaluating our business performance, making budget decisions, and comparing our performance against that of other peer companies using similar measures. The CODM does not receive a report with a measure of total assets or capital expenditures for each reportable segment as this information is not used for the evaluation of segment performance. The CODM assesses the performance of each segment based on Adjusted EBITDA and not based on assets or capital expenditures due to the fact that two of the Company's reportable segments, Table Products and Interactive, are not capital intensive. Any capital expenditure information is provided to the CODM on a consolidated basis. Therefore, the Company has not provided asset and capital expenditure information by reportable segment.

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

The following provides financial information concerning our reportable segments provided to the CODM for the three months ended March 31, 2025 and  March 31, 2024 (amounts in thousands):

	Three Months Ended March 31, 2025
	EGM	Table Products	Interactive	Total

Gaming Operations	$53,428	$4,242	$7,269	$64,939
Equipment Sales	29,175	711	-	29,886
Total Revenues	$82,603	$4,953	$7,269	$94,825

Less Cost of Gaming Operations	$11,902	$571	$578	$13,051
Less Cost of Equipment Sales	$13,855	$344	$-	$14,199

Less Selling, General and Administrative— Salaries and Benefits	$7,537	$991	$360	$8,888
Less Research and Development— Salaries and Benefits	13,382	463	1,032	14,877
Less Other Expenses and Adjustments to EBITDA (1)	993	(57)	774	1,710
Total Operating Expenses and Adjustments to EBITDA (1)	$21,912	$1,397	$2,166	$25,475

Adjusted EBITDA	$34,934	$2,641	$4,525	$42,100

	Write-downs and other charges			$558
	Depreciation and amortization			19,185
	Interest expense, net of interest income and other expense			11,948
	Other adjustments			1,441
	Other non-cash charges			2,236
	Non-cash stock compensation			2,097
	Income before income taxes			$4,635

	Three Months Ended March 31, 2024
	EGM	Table Products	Interactive	Total

Gaming Operations	$53,799	$4,105	$4,156	$62,060
Equipment Sales	33,452	461	-	33,913
Total Revenues	$87,251	$4,566	$4,156	$95,973

Less Cost of Gaming Operations	$11,084	$546	$444	$12,074
Less Cost of Equipment Sales	$15,521	$135	$-	$15,656

Less Selling, General and Administrative— Salaries and Benefits	$8,076	$833	$283	$9,192
Less Research and Development— Salaries and Benefits	10,817	444	759	12,020
Less Other Expenses and Adjustments to EBITDA (1)	2,072	202	738	3,012
Total Operating Expenses and Adjustments to EBITDA (1)	$20,965	$1,479	$1,780	$24,224

Adjusted EBITDA	$39,681	$2,406	$1,932	$44,019

	Write-downs and other charges			$(24)
	Depreciation and amortization			19,439
	Interest expense, net of interest income and other expense			13,158
	Loss on extinguishment and modification of debt			1,636
	Other adjustments			429
	Other non-cash charges			2,269
	Non-cash stock compensation			2,106
	Income before income taxes			$5,006

(1)	Other expenses and adjustments to EBITDA include operating expense other than payroll-related expenses adjusted for capitalized labor and other non-cash charges and other adjustments described above.

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

Upon the closing of the Merger, each share of common stock, par value $0.01 per share, of the Company issued and outstanding immediately prior to the effective time of the Merger (except for shares: (A) held by the Company (including in the Company’s treasury) or any direct or indirect wholly owned subsidiary of the Company; or (B) held by Parent, Merger Sub or any other direct or indirect wholly owned subsidiary of Parent, which will be cancelled and retired for no consideration) will automatically be canceled and converted into the right to receive $12.50 in cash.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading designer and supplier of EGMs and other products and services for the gaming industry. We operate our business in three distinct segments: EGMs, Table Products and Interactive. Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line. Founded in 2005, we historically focused on supplying EGMs, including slot machines, video bingo machines, and other electronic gaming devices, to the Native American gaming market. Since 2014, we have expanded our product line-up to include: (i) Class III EGMs for commercial and Native American casinos permitted to operate Class III EGMs, (ii) EGMs that use the results of historical horse races in their game math, which are allowed in several niche markets and raceways, (iii) table game products and (iv) interactive products, all of which we believe provide us with growth opportunities as we expand in markets where we currently have limited or no presence. For the three months ended March 31, 2024, approximately 68% was generated through recurring contracted lease agreements whereby we place EGMs and table game products at our customers’ gaming facilities under either a revenue sharing agreement (we receive a percentage of the revenues that these products generate) or fee-per-day agreement (we receive a daily or monthly fixed fee per EGM or table game product), or recurring revenue from our Interactive gaming operations.

On May 8, 2024, the Company entered into the Merger Agreement with Parent and Merger Sub, providing for, among other things, the Merger with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub were formed by affiliates of Brightstar Capital Partners.

Upon the closing of the Merger, each share of common stock, par value $0.01 per share, of the Company issued and outstanding immediately prior to the effective time of the Merger (except for shares: (i) held by the Company (including in the Company’s treasury) or any direct or indirect wholly owned subsidiary of the Company; or (ii) held by Parent, Merger Sub or any other direct or indirect wholly owned subsidiary of Parent, which will be cancelled and retired for no consideration) will automatically be canceled and converted into the right to receive $12.50 in cash.

Consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including but not limited to: (i) the approval of the Merger by a majority of the Company’s stockholders, which was obtained on August 6, 2024, (ii) expiration or termination of any waiting periods applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, which occurred on December 9, 2024, (iii) absence of any legal requirement, order or injunction enjoining or otherwise prohibiting the consummation of the Merger and (iv) receipt of certain gaming regulatory approvals and gaming licenses.

The Merger Agreement provides that, subject to certain limitations, the Company or Parent may terminate the Merger Agreement if the Merger is not consummated by May 8, 2025, subject to either party’s ability to extend for up to two additional 90-day periods if the Merger has not been consummated. Pursuant to and in accordance with the Merger Agreement, the Company has received a notice from Parent extending the initial termination date to August 6, 2025.

The transactions contemplated by the Merger Agreement are expected to be completed no later than the third calendar quarter of 2025, subject to receipt of certain gaming regulatory approvals and gaming licenses and other closing conditions.

EGM Segment

EGMs constitute our largest segment, representing 87% and 91% of our revenue for the three months ended March 31, 2025 and 2024, respectively. In 2024, we had a library of over 550 proprietary game titles that we offer for delivery on our EGM cabinets. These include our premium lease-only cabinets Orion Starwall, Orion Curve Premium, Orion Rise, Big Red, Spectra UR43 Premium, and the recent additions of Spectra SL49+ Premium and Spectra SL75+ with Premium Content. Our core cabinets that are available for sale and lease include Spectra UR49C, Spectra UR43, Orion Portrait, Orion Slant, Orion Curve, Orion Upright, ICON, and the recent additions of Spectra SL49+ and Spectra SL75+ with Core Content. In 2024, we released our first three-reel stepper Revel, entering AGS into the mechanical reel category. In addition to providing complete EGM units, we offer conversion kits, which are essentially software containing new games that allow existing game titles to be converted to other game titles offered within that operating platform and on an existing cabinet.

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

Table Products Segment

We offer our customers more than 70 unique table products, including live felt table games, side bets, progressives, card shufflers, signage, and other ancillary table game equipment. Our table products are designed to enhance the table games section of the casino floor (commonly known as “the pit”). Our table products segment offers a full suite of side bets and specialty table games as well as progressive technology products that provide this enhancement and increase gaming activity and hold percentages for our casino customers. We believe that this segment will serve as an important growth engine for our company by generating further cross-selling opportunities with our EGM offerings. As of March 31, 2025, we had placed 5,800 table products domestically and internationally. Based on the number of products placed, we believe we are presently a leading supplier of table products to the gaming industry.

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

AGS also offers B2C free-to-play social casino apps that players across the globe can enjoy anytime online or on their mobile devices. Our most popular app, Lucky Play Casino, offers mobile players all the thrills of Las Vegas casinos.

Key Drivers of Our Business

Our revenues are impacted by the following key factors:

•	the amount of money spent by consumers on our revenue share installed base;
•	the amount of the daily fee and selling price of our participation electronic gaming machines;
•	our revenue share percentage with customers;
•	the capital budgets of our customers;
•	the level of replacement of existing electronic gaming machines in existing casinos;
•	expansion of existing casinos;
•	development of new casinos;
•	opening or closure of new gaming jurisdictions both in the United States and internationally;
•	our ability to obtain and maintain gaming licenses in various jurisdictions;
•	the relative competitiveness and popularity of our electronic gaming machines compared to competitive products offered in the same facilities; and
•	general macro-economic factors, including levels of and changes to consumer disposable income and personal consumption spending.

Our expenses are impacted by the following key factors:

•	fluctuations in the cost of labor relating to productivity;
•	overtime and training;
•	fluctuations in the price of components for gaming equipment;
•	fluctuations in energy prices that affect the cost of manufacturing and shipping of gaming equipment and parts;
•	changes in the cost of obtaining and maintaining gaming licenses;
•	fluctuations in the level of maintenance expense required on gaming equipment; and
•	tariffs other trade measures and other fiscal and trade policy changes.

Variations in our selling, general and administrative expenses, and research and development expenses are primarily due to changes in employment and salaries and related fringe benefits.

Results of Operations

Three Months Ended March 31, 2025 compared to the Three Months Ended March 31, 2024

The following tables set forth certain selected condensed consolidated financial data for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,		$	%
	2025	2024	Change	Change
Consolidated Statements of Operations:
Revenues
Gaming operations	$64,939	$62,060	$2,879	4.6%
Equipment sales	29,886	33,913	(4,027)	(11.9)%
Total revenues	94,825	95,973	(1,148)	(1.2)%
Operating expenses
Cost of gaming operations	13,051	12,074	977	8.1%
Cost of equipment sales	14,199	15,656	(1,457)	(9.3)%
Selling, general and administrative	18,005	18,110	(105)	(0.6)%
Research and development	13,244	10,918	2,326	21.3%
Write-downs and other charges	558	(24)	582	(2425.0)%
Depreciation and amortization	19,185	19,439	(254)	(1.3)%
Total operating expenses	78,242	76,173	2,069	2.7%
Income from operations	16,583	19,800	(3,217)	(16.2)%
Other expense (income)
Interest expense	12,117	13,980	(1,863)	(13.3)%
Interest income	(599)	(685)	86	(12.6)%
Loss on extinguishment and modification of debt	-	1,636	(1,636)	(100.0)%
Other expense (income)	430	(137)	567	(413.9)%
Income before income taxes	4,635	5,006	(371)	(7.4)%
Income tax expense	(1,424)	(661)	(763)	115.4%
Net income	$3,211	$4,345	$(1,134)	(26.1)%

Revenues

Gaming Operations.

Gaming operations revenue increased primarily due to an increase in our Interactive segment, which increased by $3.1 million compared to the prior year. The increase in gaming operations revenue is also attributable to our Tables segment, which increased by $0.1 million compared to the prior year, offset by a decrease of $0.4 million in our EGMs segment primarily due to the decrease of $0.86 in revenue per day. For the three months ended March 31, 2025, EGM revenue per day was $25.52, compared to $26.38 in the prior year period.

Equipment Sales.

The decrease in equipment sales was primarily due to a decrease of 198 EGMs sold year over year. We sold 1,243 EGM units during the three months ended March 31, 2025, compared to 1,441 EGM units in the prior year period.

Operating Expenses

Cost of gaming operations. The increase in the cost of gaming operations was primarily due to an increase in direct expenses and related costs. As a percentage of gaming operations revenue, costs of gaming operations was 20.1% for the three months ended March 31, 2025 compared to 19.5% for the prior year period.

Cost of equipment sales. The decrease in cost of equipment sales is primarily attributable to the decrease in the number of units sold compared to the prior year period. As a percentage of equipment sales revenue, costs of equipment sales was 47.5% for the three months ended March 31, 2025 compared to 46.2% for the prior year period, which fluctuated year over year primarily due to a change in the mix of products sold between periods.

Selling, general and administrative. The decrease in selling, general and administrative expenses is primarily due to a $0.3 million decrease in salaries and benefit.

Research and development. The increase in research and development expenses is primarily due to an increase of $2.5 million in salaries and benefits.

Write-downs and other charges. During the three months ended March 31, 2025, the Company recognized $0.6 million in write-downs and other charges primarily related to the disposal of long-lived assets and the impairment of intangible assets (the Company used level 3 fair value inputs based on projected cash flows). During the three months ended March 31, 2024, the Company did not recognize any meaningful write-downs and other charges.

Depreciation and amortization. The decrease was due to a $0.7 million decrease in depreciation, offset by $0.4 million increase in amortization.

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

Income taxes. The Company's effective income tax rate for the three months ended March 31, 2025, was an expense of 30.7%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended March 31, 2025, is primarily due to lapse of statute for certain foreign tax attributes, net of tax credits. The Company's effective income tax rate for the three months ended March 31, 2024, was an expense of 13.2%. The difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three months ended March 31, 2024, is primarily due to changes in our valuation allowance on deferred tax assets.

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

Adjusted Expenses

We have provided (i) adjusted cost of gaming operations, (ii) adjusted selling, general and administrative costs and (iii) adjusted research and development cost (collectively, the “Adjusted Expenses”) in this Quarterly Report on Form 10-Q because we believe such measure provides investors with additional information to measure our performance.

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

The tables below present each of the Adjusted Expenses and include a reconciliation to the nearest GAAP measure.

Electronic Gaming Machines

Three Months Ended March 31, 2025 compared to the Three Months Ended March 31, 2024

	Three Months Ended March 31,		$	%
(amounts in thousands, except unit data)	2025	2024	Change	Change
EGM segment revenues:
Gaming operations	$53,428	$53,799	$(371)	(0.7)%
Equipment sales	29,175	33,452	(4,277)	(12.8)%
Total EGM revenues	82,603	87,251	(4,648)	(5.3)%

EGM segment expenses and adjusted expenses:
Cost of gaming operations(1)	11,902	11,084	818	7.4%
Less: Adjustments(2)	700	692	8	1.2%
Adjusted cost of gaming operations	11,202	10,392	810	7.8%

Cost of equipment sales	13,855	15,521	(1,666)	(10.7)%

Selling, general and administrative	16,169	16,433	(264)	(1.6)%
Less: Adjustments(3)	2,050	1,666	384	23.0%
Adjusted cost of selling, general and administrative	14,119	14,767	(648)	(4.4)%

Research and development	11,203	9,063	2,140	23.6%
Less: Adjustments(4)	1,235	597	638	106.9%
Adjusted cost of research and development	9,968	8,466	1,502	17.7%

Accretion of placement fees	1,475	1,576	(101)	(6.4)%

EGM Adjusted EBITDA	$34,934	$39,681	$(4,747)	(12.0)%

EGM Business Segment Key Performance Indicators ("KPI's")
EGM gaming operations:
EGM installed base:
Class II	10,630	11,190	(560)	(5.0)%
Class III	6,084	5,406	678	12.5%
Domestic installed base, end of period	16,714	16,596	118	0.7%
International installed base, end of period	6,532	6,061	471	7.8%
Total installed base, end of period	23,246	22,657	589	2.6%

EGM revenue per day ("RPD"):
Domestic revenue per day	$32.30	$32.49	$(0.19)	(0.6)%
International revenue per day	$8.23	$9.70	$(1.47)	(15.2)%
Total revenue per day	$25.52	$26.38	$(0.86)	(3.3)%

EGM equipment sales
EGM units sold	1,243	1,441	(198)	(13.7)%
Average sales price ("ASP")	$21,787	$20,626	$1,161	5.6%

(1)	Exclusive of depreciation and amortization.
(2)	Adjustments to cost of gaming operations include non-cash stock compensation expense, non-cash charges on capitalized installation and delivery and other adjustments.
(3)

Adjustments to selling, general and administrative expense include non-cash stock compensation expense, acquisition costs, restructuring and severance, legal and litigation expenses including settlement payments and other adjustments.

(4)	Adjustments to research and development costs include non-cash stock compensation expense.

Gaming Operations Revenue

The decrease in gaming operations revenue was primarily due to the decrease of $0.86 in revenue per day. The decrease is offset by an increase in our total installed base.

Equipment Sales

The decrease in equipment sales was primarily due to a decrease of 198 EGMs sold year over year.

EGM Adjusted EBITDA

EGM Adjusted EBITDA includes revenues and operating expenses from the EGM segment adjusted for depreciation, amortization, write-downs and other charges, accretion of placement fees, restructuring and severance costs, as well as other costs. See Item 1. “Financial Statements” Note 13. "Operating Segments" for further explanation of adjustments. The decrease in EGM Adjusted EBITDA is attributable to the decrease in revenue described above as well as a net increase in operating expenses and cost of gaming operations, offset by a decrease in cost of equipment sales. EGM Adjusted EBITDA margin was 42.3% and 45.5% for the three months ended March 31, 2025 and 2024, respectively.

Table Products

Three Months Ended March 31, 2025 compared to Three Months Ended March 31, 2024

	Three Months Ended March 31,		$	%
(amounts in thousands, except unit data)	2025	2024	Change	Change
Table Products segment revenues:
Gaming operations	$4,242	$4,105	$137	3.3%
Equipment sales	711	461	250	54.2%
Total Table Products revenues	4,953	4,566	387	8.5%

Table Products segment expenses and adjusted expenses:
Cost of gaming operations(1)	571	546	25	4.6%
Less: Adjustments(2)	136	77	59	76.6%
Adjusted cost of gaming operations	435	469	(34)	(7.2)%

Cost of equipment sales	344	135	209	154.8%

Selling, general and administrative	1,204	1,110	94	8.5%
Less: Adjustments(3)	96	107	(11)	(10.3)%
Adjusted cost of selling, general and administrative	1,108	1,003	105	10.5%

Research and development	442	569	(127)	(22.3)%
Less: Adjustments(4)	17	16	1	6.3%
Adjusted cost of research and development	425	553	(128)	(23.1)%

Table Products Adjusted EBITDA	$2,641	$2,406	$235	9.8%

Table Products unit information:
Table products installed base, end of period	5,800	5,410	390	7.2%
Average monthly lease price	$243	$249	$(6)	(2.4)%

(1)	Exclusive of depreciation and amortization.
(2)	Adjustments to cost of gaming operation include non-cash charges on capitalized installation and delivery.
(3)	Adjustments to selling, general and administrative expense include non-cash stock compensation expense, severance and restructuring, and other adjustments.
(4)	Adjustments to research and development costs include non-cash stock compensation expense.

Gaming Operations Revenue

The increase in Table Products gaming operations revenue is attributable to the increase of 390 Table Products installed base compared to the prior year period.

Equipment Sales

The increase in equipment sales is primarily due to an increase in the sale of our Dex S shufflers, offset by a decrease in the sale of our PAX S single-deck shufflers in the current period.

Tables Products Adjusted EBITDA

Table Products Adjusted EBITDA includes the revenues and operating expenses from the Table Products segment adjusted for depreciation, amortization, write-downs and other charges, severance and restructuring, as well as other costs. See Item 1. “Financial Statements” Note 13. "Operating Segments" for further explanation of adjustments. The increase in Table Products Adjusted EBITDA is attributable to the increase in revenue as described above, and a decrease in net operating expenses, offset by an increase in cost of equipment sales

Interactive

Three Months Ended March 31, 2025 compared to Three Months Ended March 31, 2024

	Three Months Ended March 31,		$	%
(amounts in thousands)	2025	2024	Change	Change
Interactive segment revenue:
Gaming Operations	$7,269	$4,156	$3,113	74.9%
Total Interactive revenue	$7,269	$4,156	3,113	74.9%

Interactive segment expenses and adjusted expenses:
Cost of gaming operations(1)	578	444	134	30.2%

Selling, general and administrative	632	567	65	11.5%
Less: Adjustments(2)	28	41	(13)	(31.7)%
Adjusted cost of selling, general and administrative	604	526	78	14.8%

Research and development	1,599	1,286	313	24.3%
Less: Adjustments(3)	37	32	5	15.6%
Adjusted cost of research and development	1,562	1,254	308	24.6%

Interactive Adjusted EBITDA	$4,525	$1,932	$2,593	134.2%

(1)	Exclusive of depreciation and amortization.
(2)	Adjustments to selling, general and administrative expense include non-cash stock compensation expense and severance and restructuring expenses.
(3)	Adjustments to research and development costs include non-cash stock compensation expense.

Gaming Operations Revenue

The increase in gaming operations revenue is primarily attributable to an increase in RMG revenues from our operators based in Canada and the United States. The RMG revenue increase is primarily due to an increase in the number of games we have live at our online casino customer sites.

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

TOTAL ADJUSTED EBITDA RECONCILIATION TO NET INCOME

We have provided total Adjusted EBITDA in this Quarterly Report on Form 10-Q because we believe such measure provides investors with additional information to measure our performance.

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

The following tables reconcile net income to total Adjusted EBITDA (amounts in thousands):

Three Months Ended March 31, 2025 compared to the Three Months Ended March 31, 2024

	Three Months Ended March 31,		$	%
	2025	2024	Change	Change
Net income	$3,211	$4,345	$(1,134)	(26.1)%
Income tax expense	1,424	661	763	115.4%
Depreciation and amortization	19,185	19,439	(254)	(1.3)%
Interest expense, net of interest income and other	11,948	13,158	(1,210)	(9.2)%
Loss on extinguishment of debt	-	1,636	(1,636)	(100.0)%
Write-downs and other(1)	558	(24)	582	(2425.0)%
Other adjustments(2)	1,441	429	1,012	235.9%
Other non-cash charges(3)	2,236	2,269	(33)	(1.5)%
Non-cash stock-based compensation(4)	2,097	2,106	(9)	(0.4)%
Total Adjusted EBITDA	$42,100	$44,019	$(1,919)	(4.4)%

(1)	Write-downs and other include items related to loss on disposal and impairment of long-lived assets.
(2)	Other adjustments are primarily composed of the following:
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

As of March 31, 2025, the Company had $39.5 million in cash and cash equivalents and $40.0 million available to draw under its revolving credit facility. As of March 31, 2025, management believes that the Company has sufficient liquidity to fund its operating requirements and meet its obligations as they become due for at least the next twelve months after the condensed consolidated financial statements are issued.

Indebtedness

First Lien Credit Facilities

For a detailed description of indebtedness, see Item 1. "Financial Statements" Note 5. "Long-Term Debt."

As of March 31, 2025, there were no required financial covenants for our debt instruments.

The following table summarizes our historical cash flows (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Cash Flow Information:
Net cash provided by operating activities	$26,553	$26,325	$228
Net cash used in investing activities	(19,825)	(15,272)	(4,553)
Net cash used in financing activities	(5,420)	(21,666)	16,246
Effect of exchange rates on cash, cash equivalents and restricted cash	11	15	(4)
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,319	$(10,598)	$11,917

Operating activities

The increase in cash provided by operating activities is attributable to a $1.6 million increase provided by assets and liabilities that relate to operations, the increase is offset by our net income adjusted for non-cash expenses that decreased by $1.4 million.

Investing activities

The increase in cash used in investing activities was primarily due to a $3.8 million increase in purchases of property and equipment and $0.8 million increase in software development and other expenditures.

Financing activities

The decrease in cash used in financing activities of $16.2 million is primarily attributable to the reduction of debt principal due to the voluntary payment of $15.0 million in the prior period, which is absent in the current period. The decrease is further supported by a $1.2 million decrease in the payment of finance leases and other obligations.

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

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024. There were no material changes to our policies during the three months ended March 31, 2025.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See related disclosure at Item 1. “Financial Statements” Note 1. “Description of the Business and Summary of Significant Accounting Policies” of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are described in Part II. Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024. There were no material changes to these quantitative and qualitative disclosures about market risk during the three months ended March 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

"Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2024 (the "Annual Report") includes a discussion of our risk factors. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. The Company is supplementing its risk factors described in the Annual Report and the following risk factor should be read in conjunction with the other risk factors disclosed in the Annual Report.

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.

The recent announcements of substantial new tariffs and other restrictive trade policies have created a dynamic and unpredictable trade landscape, which may adversely impact our business.

Current or future tariffs or other restrictive trade measures may raise the costs of materials that are used in our products, which may adversely impact both our product offerings and our operational expenses. Such cost increases may reduce our margins and require us to increase prices, which could harm our competitive position, reduce customer demand and damage customer relationships. Our suppliers and distribution channels are also affected by the current trade environment, and we may experience supply chain disruptions as a result of increased costs and uncertainty, as well as risks to the long-term viability of key vendors, which may impact our ability to meet customer demand or manage inventory efficiently. Tariff and other trade-related cost pressures and supply chain disruptions may lead to reputational harm if we are unable to deliver products or services on expected timelines or if any price increases are poorly received by customers or business partners. In addition, many of our customers operate businesses that may be impacted by trade policies, which may result in decreased demand for our products or extended sales cycles as customers assess the impact of evolving trade policies on their operations and face increased costs or decreased revenue due to tariffs and trade restrictions.

Trade disputes, trade restrictions, tariffs and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also negatively impact customer demand for our products or services, delay purchases or renewals, limit expansion opportunities with customers, limit our access to capital, or otherwise negatively impact our business and operations. Ongoing tariff, trade restrictions and macroeconomic uncertainty has and may continue to contribute to volatility in the price of our common stock.

The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to civil or criminal enforcement actions in the U.S. or foreign jurisdictions related to compliance with trade regulations. In addition, retaliatory trade policies or anti-U.S. sentiment in certain regions whether driven by trade tensions, political disagreements, or regulatory concerns may make customers, governments and investors more hesitant to engage with, purchase from or invest in U.S. firms. This may lead to increased preference for local competitors, changes to government procurement policies, heightened regulatory scrutiny, decreased intellectual property protections, delays in regulatory approvals or other retaliatory regulatory non-tariff policies, which may result in heightened international legal and operational risks and difficulties in attracting and retaining non-U.S. customers, suppliers, employees, partners and investors.

Ongoing uncertainty regarding trade policies may also complicate our short- and long-term strategic planning, and that of our partners and customers, including decisions regarding hiring, product strategy, capital investment and supply chain design.

While we continue to monitor trade developments, the ultimate impact of these risks remains uncertain and any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described in our Annual Report.

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

PlayAGS, Inc.

Date:	May 8, 2025	By:	/s/ KIMO AKIONA
		Name:	Kimo Akiona
		Title:	Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)